Form 10-K405
period 1996-06-30
ESCALON MEDICAL CORP
filed 1996-09-30
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended  JUNE 30, 1996
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the transition period from ____________ to ___________

                        COMMISSION FILE NUMBER   0-20127

                             ESCALON MEDICAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)


              California                               33-0272839
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         182 Tamarack Circle
         Skillman, New Jersey                               08558
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code 609-497-9141

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Title of each class:             Name of each exchange on which registered:
          None                                       None
- -----------------------            ------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, without par value
 Class A Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value
 Class B Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:   YES  X       NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $6,479,534. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 23, 1996. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 23, 1996 was 10,518,814.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof

                             ESCALON  MEDICAL CORP.

                            FORM 10-K ANNUAL REPORT
                      For Fiscal Year Ended June 30, 1996

                               TABLE OF CONTENTS


PART I
                                                                                                                    Page
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


PART II

Item 5.   Market for registrant's common equity and related stockholder matters . . . . . . . . . . . . . . . . . .  13

Item 6.   Selected financial data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 7.   Management's discussion and analysis of financial condition and results of operations . . . . . . . . . .  14

Item 8.   Financial statements and supplementary data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 9.   Changes in and disagreements with accountants on accounting and financial disclosure  . . . . . . . . . .  17


PART III

Item 10.  Directors and executive officers of the registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 11.  Executive compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 12.  Security ownership of certain beneficial owners and management  . . . . . . . . . . . . . . . . . . . . .  17

Item 13.  Certain relationships and related transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


PART IV

Item 14.  Exhibits, financial statement schedules, and reports on form 8-K  . . . . . . . . . . . . . . . . . . . .  18

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the potential market and uses for the Company's pharmaceutical and laser products, expansion plans, the effects of competition on the structure of the markets in which the Company competes, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) ("Escalon" or the "Company") develops, markets and distributes ophthalmic medical devices and pharmaceuticals and is in the process of developing ophthalmic lasers and drug delivery systems. In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of more than 40 ophthalmic surgical products. Subsequent to this acquisition, the Company changed its name from Intelligent Surgical Lasers, Inc. to Escalon Medical Corp. and moved its corporate headquarters from San Diego, California to Skillman, New Jersey.

         Escalon concentrates its efforts in three core segments of the ophthalmic market: Surgical Products, Pharmaceuticals and Ultrafast Lasers. Research and development programs are in progress in all three segments. Product marketing and distribution is largely confined to the Surgical Products and Pharmaceutical businesses. The following table summarizes the three core businesses:

                                CORE BUSINESSES

- ---------------------------------------------------------------------------------------------
BUSINESS                    KEY PRODUCTS/TECHNOLOGY              STATUS
- ---------------------------------------------------------------------------------------------
Surgical Products           a) AdatoSil 5000 Silicone Oil        a) Marketed
                            b) Silicone oil dispensing devices   b) Marketed
                            c) Fiberoptic light sources          c) Marketed
- ---------------------------------------------------------------------------------------------
Pharmaceuticals             a) Betadine(R)5% Sterile             a) Marketed
                                Ophthalmic Prep Solution
                            b) Ocufit SR(R)drug delivery         b) Preclinical development
                                for Diclofenac and Timolol
- ---------------------------------------------------------------------------------------------
Ultrafast Lasers            a) Refractive surgery                a) Preclinical development
(Picosecond Lasers)         b) Therapeutic surgery               b) 510 (k)'s and
                                                                     preclinical
                                                                     development
- ---------------------------------------------------------------------------------------------


         The Company's Surgical Products and Pharmaceutical businesses were acquired through the EOI acquisition. The Ultrafast Laser business has been the Company's primary focus since December 1987, and the Company's proprietary technology for picosecond lasers has led to thirteen United States patents being issued to the Company.

         Prior to the EOI acquisition, EOI had been active in establishing its market presence, particularly among vitreoretinal specialists. Marketing more than 40 ophthalmic surgical products, EOI's effort was to provide new products to meet unfulfilled market needs. In addition, through its in-licensing program, EOI had under development a proprietary and novel drug delivery technology, namely the Ocufit SR System ("Ocufit").

         The Surgical Products portfolio is key to the Company's immediate term growth plans. While most of Escalon's Surgical Products are utilized by vitreoretinal specialists, one prescription pharmaceutical is for general ophthalmic surgical use, namely Betadine 5% Sterile Ophthalmic Prep Solution, and was acquired under a licensing agreement from The Purdue Frederick Company. Two other significant Surgical Products, AdatoSil 5000 Silicone Oil and the ISPAN intraocular gases are licensed from Adatomed/Chiron Vision and Scott Medical Products, respectively. These three in-licensed products account for more than 60% of the Company's revenues.

          While Escalon intends to continue developing its Surgical Products business, a second objective is to advance Escalon's proprietary drug delivery technology (Ocufit) and market a series of ophthalmic pharmaceuticals. This drug delivery program has focused on enhancing drug delivery to the eye by sustaining drug release, for periods of seven or more days, and to improve patient compliance and efficacy and reduce toxicity of new and existing drugs. Ocufit is a device which fits comfortably under the eyelid and slowly releases medication for seven or more days. It is currently being developed with various drugs for the treatment of ocular inflammations or infections and diseases such as glaucoma.

         The Ocufit drug delivery technology is protected thus far by three United States patents, and is the basis for a recently established research and development collaboration with The West Company, Incorporated, Lionville, Pennsylvania ("West"). West is widely known within the pharmaceutical industry as a premier supplier of packaging components, including silastic or silicone materials. Since Ocufit can utilize unique silicones for its drug delivery capability, a research, development and manufacturing agreement now provides Escalon with access to the capabilities of West, including its team of drug delivery experts. Escalon and West are initially directing their mutual efforts on Ocufit to develop generic drugs for Escalon to market. The specific products which may result from the Ocufit development process would be a novel method of treating eye diseases, and would offer significant improvements over existing ophthalmic pharmaceutical therapies. Escalon intends to initially develop leading generic drugs in the Ocufit system which will have benefits in sustained delivery format. Escalon will also seek to develop other systems to deliver pharmaceuticals to various locations in the eye. Some of these technologies may be licensed to third parties in the field.

         Prior to the acquisition of EOI, the Company devoted its attention solely to the development of its innovative, technologically advanced laser systems for the treatment of a broad range of ophthalmic disorders. Currently, Escalon is focusing its laser development towards the corneal refractive surgical market and is interested in marketing the Escalon laser system as a tool for cutting the corneal flap in a procedure known as LASIK. The Company is preparing to file an Investigational Device Exemption ("IDE") with the Food and Drug Administration ("FDA") to further study this use of the Company's laser in the United States.

SURGICAL PRODUCTS

         While the longer term goal of Escalon is to provide leadership in the development and marketing of its ophthalmic drug delivery and laser systems, Escalon has placed considerable emphasis on the development, licensing and marketing of cost effective, innovative Surgical Products for the ophthalmic surgeon.

         The Surgical Products business, which is summarized in the following table and described below, is comprised of unique and proprietary products, as well as various generic type products. As a whole, the Surgical Products business has provided the company with a significant entry into the ophthalmic market.

                   SURGICAL PRODUCTS BY STAGE OF DEVELOPMENT


                                                                                            COMPETITIVE
                       PRODUCTS                                              STAGE           SITUATION
                       --------                                              -----          -----------
 Tamponade:
    AdatoSil 5000 -- Silicone Oil  . . . . . . . . . . . . .                Marketed         Proprietary

    ISPAN Gas (SF6 and C3F8) . . . . . . . . . . . . . . . .                Marketed      Semi-proprietary

    Fluid Transfer Systems and Disposables . . . . . . . . .                Marketed           Generic


 Other Surgical Products:

    Light Sources/Fiber Optics . . . . . . . . . . . . . . .                Marketed           Generic

    Fluid/Air Machines and Fluid/Gas Systems . . . . . . . .                Marketed           Generic

    Iris Expander  . . . . . . . . . . . . . . . . . . . . .               Development       Proprietary

AdatoSil 5000 -- Silicone Oil Tamponade

         AdatoSil 5000 Silicone Oil, which Escalon sources from Adatomed/Chiron Vision Europe, is a specialty product for use in "worst case" detached retina surgery cases as a mechanical aid in the reattachment procedure. Until AdatoSil 5000 Silicone Oil was approved by the FDA in late 1994, the use of silicone oil was limited by law to those vitreoretinal surgeons operating under an FDA approved IDE. Even under the IDE status, silicone oil as a tamponade had become the standard of care in AIDS patients suffering from retinal detachment secondary to CMV retinitis infection. Of the more than 100,000 retinal detachment cases per year, approximately 15-25% are candidates for use of silicone oil. Moreover, this market is growing due to AIDS-related retinal detachments. Escalon directs its marketing efforts to the vitreoretinal surgeons who do the majority of these surgeries, many of whom have already used Adatomed silicone oil under the IDE program.

 ISPAN Gas Tamponades (SF6 and C3F8)

         Since the mid-1980's, medical-grade intraocular tamponading gases have been recognized by ophthalmic surgeons as important materials for the temporary tamponading of detached retinas. The two primary gases used in ophthalmology, SF6 and C3F8, are injected into the vitreous cavity whereupon they expand and hold the retina in place. At the same time, laser photocoagulation is performed to attach the retina to the choroid. Prior to injection (typically in a hospital setting), the pure gas is diluted with air to a concentration selected by the surgeon. This technique of "pneumatic retinopexy" (which can be performed on an outpatient basis), utilizes minute quantities of pure gas injected into the eye to provide continuous gas pressure on the detached retina.

         The only FDA approved source of SF6 and C3F8 gas for this use is Scott Medical Products ("Scott"). Scott received the first FDA approval to market these products in 1993. Under an agreement with Scott, Escalon has been granted exclusive worldwide rights to distribute packages of Scott ophthalmic gases in canisters containing 25 grams or less of gas. In addition to Escalon's distribution of ISPAN gas products, it also markets a proprietary Universal Gas Kit usable with all existing gas products. The Universal Gas Kit is protected by a recently issued patent.

Fluid Transfer Systems

         To complement the use of the AdatoSil 5000 Silicone Oil, Escalon also markets several viscous fluid transfer systems which simplify and automate the process of injecting and extracting the oil. The adjustable pressures and vacuums provided by the equipment allow the surgeon to manipulate the flow of
oil during surgery.   These products have been developed with features
specifically required by vitreoretinal surgeons, including disposable syringe and tubing sets.

Light Sources/Fiber Optics

         Light source and fiber optic products, which are used widely in vitreoretinal surgery, constitute an important medical device product line of Escalon. The following products are included in Escalon's product line: the Single Fiber Optic Illuminator (SFI-10), the Dual Fiber Optic Illuminator (DFI-20), SITE machines of Chiron Vision, the new VitLite System, and a variety of disposable fiber optic light probes and illuminated tissue manipulators or instruments.

PHARMACEUTICAL PRODUCTS

Betadine 5% Sterile Ophthalmic Prep Solution ("Betadine 5%")

         Escalon markets Betadine 5%, a prescription pre-operative preparation used to sterilize the cornea, conjunctiva, and periocular (surfaces around the eye) regions of the eye, to all ophthalmic surgeons. The active ingredient of Betadine 5% is povidone-iodine, a broad spectrum antimicrobial active against bacteria, viruses and fungi. Although patents on the compound have expired, The Purdue Frederick Company (the original patent holder) has proprietary manufacturing technology and knowledge which protect Betadine products.

         Betadine 5% is the only FDA-approved prescription povidone-iodine formulation that is sterile, isotonically balanced and conveniently packaged for use on both the periocular region as well as the cornea and conjunctiva. Escalon's objective is to have this product used in most of the two million ophthalmic surgeries which take place in the United States each year. To this end, Escalon has an agreement with Akorn, Inc., under which the parties jointly market the product nationwide. Akorn's 30-person sales force augments Escalon's direct promotional efforts.

Betadine 2.5% -- Ophthalmia Neonatorum

         Under its agreement with The Purdue Frederick Company, Escalon has the exclusive right to develop other forms of Betadine for the ophthalmic market. Another form of povidone-iodine planned for development by Escalon is Betadine 2.5% for the prevention and/or treatment of ophthalmia neonatorum and other eye diseases. Ophthalmia neonatorum, commonly known as neonatal conjunctivitis, continues to be a leading cause of blindness in the third world, and is increasing in frequency in the United States. All newborns in the United States are usually treated with either erythromycin or silver nitrate to prevent the disease. However, resistant strains of bacteria are increasingly resistant to erythromycin, and chemical toxicity is common with silver nitrate.

         The use of a 2.5% concentration of povidone-iodine has often been suggested as a viable alternative to erythromycin or silver nitrate. Recently, a clinical study completed outside the United States by Drs. Isenberg, Apt and Wood of UCLA has provided support for this hypothesis. A patent claiming this use was recently issued to UCLA and Escalon has acquired an exclusive license from UCLA to distribute the solution. No assurances can be given that Escalon will develop the product until the Company is satisfied, after pending discussions with the FDA, that the new Betadine 2.5% formulation can be developed cost effectively. There are over 3.5 million births per year in the United States alone, and 80 million per year worldwide. Escalon desires to develop a unit dose product for the United States market and for export throughout the world.

Ocufit SR(R)

         Ocufit is a device which fits comfortably under the eyelid and is capable of releasing medication for up to 30 days. The device, which is easily installed out of the field of vision, is composed of nontoxic materials and is capable of releasing a drug evenly over the required time period.
Additionally, because Ocufit is out of the field of vision, unaffected by movement of the eye, and imperceptible to most patients, the device can be used for the requisite period of time with little inconvenience to the patient.

         OCUFIT BACKGROUND

         Ocufit, Escalon's patented drug delivery insert, was developed as the result of studies which began in the early 1970's by Professor Sohrab Darougar, an ophthalmologist formerly with the Institute of Ophthalmology in London.

Professor Darougar conducted extensive animal studies to test for the ideal shape, size and placement of an ocular surface insert with the goal of designing a device that could be retained on the eye for seven days or longer.

         Ocufit is covered by three issued United States patents. It is expected that additional patents will result from future research and development. The existing patents specifically describe the correct anatomical placement of the device into an anatomical position known as the "fornix" which is critical to the long term retention of Ocufit.

         The Ocufit insert is a cylindrical rod designed to fit into the upper fornix of the eye, which is a cavity of defined diameter. Precise placement to match the dimensions of the fornix keeps the insert out of the field of vision and does not cause foreign body sensation in most people. The insert can be composed of a wide array of polymers, although silicone-based polymers have yielded the best drug release kinetics to date.

         WEST COLLABORATION

         Pursuant to a research and development agreement between the Company
and West, the companies   initiated an Ocufit research and development program
at West's laboratories. The parties have selected Diclofenac, a non-steroidal anti-inflammatory drug ("NSAID") as a candidate for development. The development of Diclofenac in Ocufit is at the preclinical stage. Work is also in progress to evaluate the feasibility of delivering Timolol, a leading antiglaucoma drug, in Ocufit. The preclinical phase of the project is managed by the West research and development team at its facilities, with Escalon playing a consulting role. West is providing the majority of the funding. One of the advantages of Ocufit is that it can potentially be used to deliver a number of widely used generic and proprietary drugs, thereby allowing Escalon to develop a broad-based ophthalmic pharmaceutical business using this technology. Two such drug applications are summarized below.

           Ocufit Diclofenac

         Post-operative inflammation of ocular tissues is normal following any ophthalmic surgical procedure. Because of this, anti-inflammatory compounds in eye drops are almost always prescribed for patients postoperatively over a period of seven to 14 days. If a steroid is used, the patient may experience side effects. NSAID compounds often exhibit a lower ocular side-effect profile than steroids. To date, there are few NSAIDs which have been commercialized for topical application. Voltaren or Diclofenac product is the market leader with sales in the United States exceeding $30 million per year.

         Escalon plans to develop Ocufit Diclofenac for post surgical treatment which can deliver sustained release over a two week period. The market for such a product comprises approximately 2 million patients who require eye surgery every year, of which the majority (1.3-1.4 million) undergo cataract surgery.

         Ocufit Timolol

         The largest market in ophthalmology is in the treatment of glaucoma, or increased intraocular pressure (IOP). In the United States, approximately
1.8 million patients are treated for glaucoma each year, and a patient may spend $120-$200 annually for medicinal therapy. The total United States glaucoma market exceeds $300 million. Timolol, sold by Merck as Timoptic, is the largest selling antiglaucoma agent and loses patent protection in 1997. Although effective at reducing aqueous humor production and subsequent intraocular pressure, Timoptic, like most other topical ocular medication requires at least two doses per day for efficacy. Because of the chronic nature of glaucoma and because it predominantly affects an older population, compliance with this dosing schedule is often poor. Escalon believes that an Ocufit Timolol system designed for once per month administration, if successfully developed, will improve the quality of life for these patients and improve the efficacy of the drug as a result of compliance and continuous drug supplementation of the eye.

ULTRAFAST LASER PRODUCTS (PICOSECOND LASERS)

         Prior to the acquisition of EOI, the Company devoted its sole attention to the design and development of innovative, technologically advanced laser systems for the treatment of a broad range of ophthalmic disorders. Escalon's laser systems are designed both to improve on conventional treatments and to permit applications which are not currently possible using conventional laser systems or traditional medical instruments. Escalon is utilizing its core proprietary technology and expertise in lasers and computer-automated delivery systems to develop fully-integrated medical laser systems to treat refractive disorders (nearsightedness, farsightedness and astigmatism), glaucoma and vitreoretinal disorders. In 1989, Escalon received 510(k) clearance from the FDA for its Model 2001 Laser System for posterior capsulotomy, a procedure for clearing post-cataract surgery clouded intraocular lens capsules. In 1994, Escalon received 510(k) clearance from the FDA for its Model 2001 Laser System for discission of pupillary membranes, a procedure to restore or improve vision impaired by abnormal tissue growth. Escalon has received other FDA-approved IDEs which have authorized Escalon to perform additional clinical testing of its laser systems for various applications.

         Escalon's solid-state picosecond (one-trillionth of a second) Nd:YLF (Neodymium:Yttrium-Lithium-Fluoride) laser systems are designed to be more precise than laser systems utilizing other currently available technologies. Preclinical studies and clinical trials to date indicate that the precision and accuracy afforded by Escalon's low-energy technology results in significantly less trauma to adjacent tissue and fewer adverse effects from thermal and acoustic shock, which may lead to greater efficacy and shorter patient recovery periods. Escalon believes that the greater precision afforded by its laser systems could significantly expand the number of ophthalmic surgical applications performed, many of which would not otherwise be possible utilizing conventional laser systems or other traditional medical instruments.

Escalon's Core Technology

         Escalon's laser systems are developed on the premise that short-pulse (picosecond), high-repetition rate laser energy produced with a computer-controlled Nd:YLF laser system would provide ophthalmic surgeons with more precise and less traumatic alternatives in ophthalmic surgery. Conventional solid-state lasers, such as the Nd:YAG laser, have proven effective and reliable in clinical use for many years. However, Nd:YAG lasers, due to their relatively long nanosecond pulse widths, utilize millijoules of energy (one thousandth of a joule) to perform ophthalmic surgical procedures, causing damage to adjacent tissue. In contrast, Escalon's picosecond pulse width, which is one thousand times shorter, utilizes micro joules of energy (one millionth of a joule) thereby permitting the delivery of the laser beam with one thousand times less energy. Less energy in the beam, in turn, permits greater precision in targeting the laser's zone of effect.

         Escalon's laser systems are not being promoted or marketed at this time due to the post-EOI acquisition restructuring, and due to the fact that a complete re-evaluation of the Company's laser program was required. As a result of recent steps taken by management, the direction of Escalon's laser research and development has shifted to refractive surgery.

Clinical Applications

         Escalon believes that its laser technology will permit the use of lasers for an increasingly broad number of indications and will permit laser surgery to displace manual surgery as the preferred method of treatment for an increasing number of indications.

         The following table summarizes the current and potential applications and United States regulatory status for Escalon's laser systems.


            PROCEDURE/INDICATION                        REGULATORY STATUS
            --------------------                        -----------------
            Corneal Refractive Surgery
                  Myopia                                Preclinical
                  Hyperopia                             Preclinical
                  Astigmatism                           Preclinical

            Posterior Capsulotomy                       Cleared 510(k)
            Discission of Pupillary Membranes           Cleared 510(k)
            Glaucoma
                  Iridotomy                             Phase II Clinical
                  Internal Sclerostomy                  Phase I Clinical
            Laser Vitreolysis                           Phase II Clinical

         CORNEAL REFRACTIVE SURGERY: Refractive disorders result from the inability of the optical system to correctly focus images on the retina. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina. The inability of the cornea to properly refract incoming images results in blurred vision and is called a refractive disorder. Myopia (nearsightedness), hyperopia (farsightedness) and astigmatism are three of the most common refractive disorders. In a nearsighted eye, images are focused in front of the retina. In a farsighted eye, images are focused behind the retina. In an astigmatic eye, images are not focused at any one point. It is estimated that in excess of 140 million people in the United States, and a much larger number worldwide, use eyeglasses and/or contact lenses to correct refractive disorders.

         Currently, there are two accepted treatments for reshaping the cornea to relieve nearsightedness, farsightedness and astigmatism. The current techniques for corneal reshaping involve either manual radial scalpel incisions on the surface of the cornea (known as radial keratotomy, or "RK") or removal of tissue from the surface of the eye by excimer laser (known as photo refractive keratectomy, or "PRK"). Both RK and PRK are used primarily to correct nearsightedness and are known to have potentially undesirable side-effects. RK is known to (i) weaken the cornea; (ii) present the potential for infection; and
(iii) produce inconsistent results in terms of visual correction. PRK is associated with (i) post- surgical haze, pain and scarring; and (ii) the required use of anti-inflammatory steroids for a period of time following surgery. Despite these limitations, industry sources estimate that approximately one million RK procedures and 100,000 PRK procedures have been performed in the United States.

         Escalon evaluated a procedure called ISPRK (Intrastromal Photo Refractive Keratectomy), the removal of central corneal tissue without affecting the corneal surface, with the belief it could treat all three major types of refractive disorders. Since 1994, Escalon has conducted European clinical studies designed to establish the safety of the procedure and assist in defining treatment parameters for use in a Phase I clinical trial in the United States for nearsightedness (myopia). In February 1995, the patient treatment portion of this Phase I clinical trial in the United States was completed for ten non-sighted volunteers. In June 1995, Escalon announced that a preliminary review of the ten patients, after three months of follow-up, indicated that while the results preliminarily confirmed the safety of the procedure, there were no clinically significant refractive changes noted. Based on this data and the recommendations from Escalon's medical advisors, Escalon concluded that it could not seek FDA approval to advance into a Phase II for this trial without performing further research, including additional preclinical studies, to develop suitable algorithms which might produce the desired refractive changes.

         Subsequently, research efforts were directed to define a suitable protocol, including continued pre-clinical studies in both animal models and human non-sighted volunteers, corneal computer modeling, detailed bio-physical tissue interaction studies and the continued review of the data by the medical advisors. The Company then determined that the LASIK procedure (laser assisted in situ keratomileusis) being adopted outside the United States, and being evaluated in the United States, presented an opportunity for the picosecond laser. Escalon's laser has been tested to cut a corneal flap prior to ablation of the stromal bed with an eximer laser. The Company is preparing to file an IDE with the FDA to allow it to evaluate this procedure more thoroughly in the United States.

          Given its limited financial resources, the Company is presently limiting its research and development activities for refractive procedures. Management is continuing its efforts to target and develop corporate and other partnering and other opportunities to fund the significant capital requirements necessary for clinical trials and laser development for these applications.

         POSTERIOR CAPSULOTOMY: The rear portion of the capsule containing the lens can become clouded following cataract surgery. Posterior capsulotomy involves the use of laser energy to remove the clouding by perforating the posterior capsule to allow light to pass through to the retina. The laser procedure is intended to eliminate the clouding and restore visual clarity. In recent years, posterior capsulotomies have been performed on approximately 50% of all patients who have undergone cataract surgery in the United States. Escalon believes its laser technology offers three advantages over current methods: (i) little or no rise in intraocular pressure (a common post-surgical observation); (ii) computer-controlled accuracy resulting in less inadvertent pitting of the post-cataract artificial lens implant; and (iii) less likelihood of post-laser treatment retinal detachment, a condition which may lead to blindness. Escalon has received 510(k) clearance from the FDA for use of its Model 2001 Laser System in posterior capsulotomies.

         DISCISSION OF PUPILLARY MEMBRANES: Pupillary membranes are abnormal growths which cover the pupillary space, restricting vision and interfering with normal pupillary change in response to varying ambient light conditions. These growths occur most frequently as a result of trauma or inflammation, and can occur secondary to ocular surgical procedures, including, in some cases, cataract extraction. In order to restore normal pupillary function and allow light to pass through the pupil in a normal manner, such membranes must be surgically removed. This can be accomplished by means of manual surgery or by the use of an ophthalmic laser. Currently, the most common method of removal is the use of the Nd:YAG laser, using a technique very similar to that used in posterior capsulotomy. Escalon believes that its laser technology has several advantages over other current methods, including: (i) a higher degree of accuracy in the placement of the laser energy; (ii) reduced laser energy applied to any given area; and (iii) reduced area of possible collateral damage to adjacent tissue. Escalon has received 510(k) clearance from the FDA for use of its Model 2001 Laser System in the discussion of pupillary membranes.

         GLAUCOMA (IRIDOTOMY AND INTERNAL SCLEROSTOMY): Glaucoma is the second most common cause of blindness in the United States which affects, according to industry sources, approximately 3% of people over the age of 40. Glaucoma occurs when an increase in pressure inside the eye, caused by a decrease in fluid drainage from the eye, results in damage to the optic nerve. Intraocular pressure can be lowered, by varying degrees and for varying duration, by a variety of medical treatments, including medications and surgical procedures, such as laser surgery, which treatments can be utilized alone or in combination. While the choice of initial treatment depends on numerous considerations, medication is most frequently utilized. If medications fail to relieve elevated intraocular pressure or patients fail to strictly adhere to the required regimen of multiple daily dosages of such medications, surgery or laser treatment may be necessary to open a drainage channel to permit the exit of fluid from within the eye.

         Several laser techniques have been developed to permit the drainage of fluid from the eye. These include (i) external sclerostomy, in which a laser is utilized to perform a sclerostomy (which involves opening a drainage channel through the entire thickness of the eye by cutting from the outside of the "white" of the eye (sclera); (ii) iridotomy, in which a hole is made in the iris to allow unobstructed aqueous flow within the eye; and (iii) trabecuplasty, in which a laser is focused on the trabecular meshwork (the structure through which fluid drains out from the eye) in order to cause a shrinkage of the trabecular meshwork and an increase in the outflow of fluid. These applications are conducted in an outpatient setting and are considered significantly less invasive than manual surgical procedures.

         While laser external sclerostomy, trabeculectomy and iridotomy can be performed by many types of lasers, Escalon's picosecond laser systems are designed to perform these types of laser procedures with less energy and without producing clinically significant heat or shockwave impact. Escalon believes that this may result in less trauma, inflammation and discomfort to the patient than that afforded by current laser technology. Escalon also believes that the precision of its technology could lead to fewer and less severe post-surgical complications and, in turn, offer a more stable long-term therapy. Presently, Escalon has an IDE open to test the safety and efficacy of the picosecond laser system for use in performing laser iridotomies.

         LASER VITREOLYSIS: Vitreous bands are common eye disorders consisting of harmful growths in the vitreous. As these bands form and contract they may cause traction on the retina, leading to retinal detachments, holes and ultimately blindness. Demand for treatment of this form of disorder is estimated to be of roughly the same magnitude as demand for glaucoma treatment; however, this disorder is not commonly treated with conventional nanosecond Nd:YAG lasers due to their induced shockwave side effects. The most commonly used treatment requires invasive surgical intervention, requiring a three-to four-hour manual surgical procedure in an operating room environment. Escalon has been granted an IDE to evaluate, in human clinical trials, the use of its laser system for an outpatient, less invasive approach to cutting these bands without trauma to adjacent tissue. To date, Escalon has successfully completed Phase I of a clinical trial and has received approval from the FDA to expand this study to compare the non-invasive use of the picosecond laser to conventional invasive surgery in the treatment of tractional retinal detachment. Escalon believes that this procedure can be performed in minutes and that the delivery of picosecond pulses and lower energy may help make this procedure safer and minimally invasive, as compared with conventional vitreous surgery. At this time, continuation of the laser vitreolysis study is on hold pending further funding.

RESEARCH AND DEVELOPMENT

         The Company conducts its medical device product development at its
Mukwonago, Wisconsin facility.   Its laser research and development program
which was being conducted in San Diego, California, was moved to Irvine, California in September 1996 as part of the Company's cost reduction program. The Ocufit drug delivery research and development is being conducted at the West Company laboratories pursuant to a collaborative arrangement. Given the Company's limited financial resources, laser development is currently being limited to the development of the Company's laser system as a corneal cutting tool to be used during the LASIK procedure. Further, the Company continues to seek third party collaborations to assist in the funding and development of its laser and drug delivery programs.

         Escalon-sponsored research and development expenditures, relating primarily to the ophthalmic picosecond laser system and regulatory activities, in fiscal years 1994, 1995, and 1996 totaled $3.4 million $2.8 million and $2.7 million, respectively.

MANUFACTURING AND DISTRIBUTION

         Escalon leases 7,500 square feet of space in Mukwonago, Wisconsin for its Surgical Products operations. The facility is currently used for engineering, product design and development and some manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's Surgical Products are distributed from its Wisconsin facility. Livingston Healthcare Services Inc., New Castle, Delaware, currently serves as a warehousing and distribution facility for Betadine 5%. For each new product Escalon develops, the manufacture, testing and marketing of such product entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

         Manufacturing of laser systems consists of component assembly and systems integration of electronic, mechanical and optical components and modules. The Company also designs and develops the software necessary for the operation of its laser systems. While the Company has produced only a limited number of systems to date, management believes that its manufacturing capacity is sufficient to satisfy current demand. However, in order to achieve its long-term objectives, the Company is seeking a collaborative partner to manufacture the Company's laser systems while retaining distribution rights.

         The Company purchases all of the components for its laser systems from third party vendors. The Company currently purchases certain key components, including laser rods, slit-lamp operating microscopes, pockels cells, optical components and electronic printed circuit boards, from single suppliers. Key components are then assembled by Company personnel for inclusion into the final product. The Company's inventory level of these key components is sufficient to meet current demands. Although the Company believes it could obtain these components from other suppliers, it could experience increased costs and significant delays in switching to new suppliers of these components. To date, there has been no material delays or problems in obtaining key components or in dealing with single source suppliers.

MARKETING AND SALES

         Escalon's independent sales force carries out direct promotion and sales of its products. Currently, Escalon sells most of its ophthalmic device and instrument products directly to the end user. However, Betadine 5% is primarily sold through traditional drug wholesaler channels.

         The Company's eight independent sales representatives are based in Massachusetts, New York, New Jersey, Wisconsin, Minnesota, Missouri, Florida and California. These independent sales representatives market to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Notwithstanding Escalon's vitreoretinal interest, the sales associates pursue leads for Betadine 5% in all institutions and promote other products as required. To broaden the sales base for many of the Company's products, distribution and marketing agreements were entered into with Storz and Akorn.

         The Company's laser system was first introduced at a meeting of the American Academy of Ophthalmology in 1989. Since that time, its marketing and sales strategy has been to actively participate in ophthalmic conferences and meetings in order to gain broad exposure to ophthalmologists. The Company has sold 24 laser systems to date with the majority of these sales in fiscal 1992 and 1993. The principal purchasers of these systems are ophthalmologists, universities, clinics and hospitals participating in the Company's clinical trials in the United States, with additional sales coming from international markets. The FDA stipulates the number of domestic sites that can participate as investigators in each phase of a clinical trial thereby limiting the number of domestic sales available to the Company prior to approval by the FDA for the particular indication. The Company has sold the maximum number of systems allowed by the FDA for each of its domestic clinical trials based on the current phase of those trials. International sales, while not directly limited by the FDA, are impacted by, among other factors, the status of the clinical trials in the United States.

         Upon receipt of the necessary regulatory approvals to market the laser systems, the Company may expand its current independent sales force, establish a new sales force, or utilize a third party to serve the United States market. The Company intends to sell its products outside the United States through distributors. The distributors will be entitled to purchase the laser systems at reduced prices but will be responsible for selling, installing, servicing and supporting the product.

SERVICE AND SUPPORT

         Escalon maintains a full service program for all products sold. Warranties exist on all products against defects and performance. Surgical Product repairs are made at the Wisconsin facility and returns are handled by customer service personnel.

         The Company installs and maintains its laser systems through a combination of directly employed technicians and Company-educated employees of its distributors. Service for the laser products is provided from the Company's Irvine, California facility and by distributor field service engineers internationally. Installation, and a combination warranty and service agreement for the first year following sale, is included as part of the standard terms of sale, except for sales to distributors, who are required to install systems and provide ongoing system maintenance. Thereafter, service and maintenance are available either on a time and materials basis or pursuant to a yearly service agreement for an annual fee. Upon installation of the laser system, a specialist from the Company travels to the site to train the ophthalmologist in the clinical use and operation of the system.

THIRD PARTY REIMBURSEMENT

          It is expected that the Company's products will generally be purchased by ophthalmologists and hospitals, which will then bill various third-party-payers for the health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. Some of the potential procedures for which the Company's laser systems may be used, including refractive surgery, may be determined to be elective in nature and third party reimbursement is not likely to be available for those procedures, even if approved by the FDA. In addition, third party payers may deny reimbursement if they determine that the procedure was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS AND ROYALTIES

         The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries
outside the United States.   The Company's Surgical Products and pharmaceutical
technology are covered by thirteen issued United States patents and one issued Taiwanese patent. In addition, one United States patent is currently pending. With respect to the Company's ultrafast laser systems, thirteen patents have been issued or allowed and two additional patent applications have been filed by the Company in the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes that protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.

         The Company licenses a laser patent from Patlex Corporation. Under the patent license agreement, the company has agreed to pay royalties on a royalty-bearing component of the laser systems with respect to laser system sales until the expiration of the licensed patent in May 2005.

COMPETITION

         There are numerous direct and indirect competitors of Escalon in the United States and abroad. These companies include: ophthalmic- oriented companies that market a broad portfolio of products, including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products, and possibly drug delivery systems.

         The ophthalmic market is highly fragmented with several large companies dominating the industry. The Company believes that these large companies capture approximately 50% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established niche market players. The ophthalmic market in general is intensely competitive with each company eager to expand its market share.
As a result of the intense competition, the Company believes that many of industry's smaller companies will either consolidate or fail. Escalon's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. Escalon believes, therefore, that its success will depend in large part upon obtaining and maintaining exclusive marketing rights covering its current and future products through licenses, the issuance of patents and certain other government actions. At the same time Escalon recognizes that there are other young and innovative companies which may develop competitive technologies.

         Although the Company has numerous competitors in the vitreoretinal market, Escalon believes that it is in a niche market with regards to its Ocufit business. Specifically, the Company is unaware of any competitors which have sustained drug release technology similar to Ocufit. There is, however, at least one company that Escalon is aware of that has developed technology based on "once-a-day" drug release. The Company can make no assurance that additional competition will not develop in the vitreoretinal market.

          With respect to its ultrafast laser systems, the Company is and will be subject to competition in both the therapeutic and refractive markets principally from: (i) other surgical and non-surgical treatments for therapeutic disorders; (ii) other surgical and non-surgical treatments for refractive disorders, including RK, PRK and certain types of implants; (iii) corrective eyewear (such as eyeglasses and contact lenses); and (iv) existing and developing technologies or therapies including lasers other than excimer, Nd:YAG and holmium lasers for treatment of ophthalmic disorders. The Company also expects other companies to enter the marketplace. Significant competitive factors which will affect future sales in the marketplace include regulatory approvals, performance, pricing, timely product shipment, customer support, convenience and ease of use, and patient and general market acceptance. The market for ophthalmic lasers is subject to rapid technological change, including advances in laser technology and the potential development of alternative surgical techniques or new pharmaceutical products.

HUMAN RESOURCES

         As of June 30, 1996, Escalon employed 18 full-time employees and one part-time employee. Seven of Escalon's full-time employees are in general administrative and marketing positions, five are in Surgical Products manufacturing, three are in Surgical Products engineering, two are in laser research and development, and one is in quality assurance. In addition, the Company utilizes two consultants in its laser operations and one consultant to handle the Company's regulatory and clinical affairs. Further, Escalon has eight independent sales representatives who market primarily Escalon products. Escalon's employees are not covered by a collective bargaining agreement and Escalon considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Company leases a total of approximately 14,000 square feet of space for its (a) executive offices in Skillman, New Jersey, (b) manufacturing/warehouse facility in Mukwonago, Wisconsin and (c) laser research and development facility in Irvine, California. Leases covering approximately 11,000 square feet of this space expire in June 1997 with the remaining lease for 3,000 square feet expiring in September 1999. Ocufit drug delivery research and development is conducted principally at The West Company in Lionville, Pennsylvania. Annual rent under lease arrangements approximates $114,000.

ITEM 3.  LEGAL PROCEEDINGS

         As disclosed in previous filings with the Securities and Exchange Commission, on April 3, 1995, the Company was served with a pleading entitled Amended Consolidated Class Action Complaint in an action captioned In Re Blech Securities Litigation, 94 Civ. 9696, which was filed in the United States District Court for the Southern District of New York on or about March 28, 1995. On June 6, 1996, the court granted in part and denied in part motions by the Company and certain of the other defendants to dismiss the complaint which dismissed all claims against the Company. On July 26, 1996, the plaintiffs filed an amended complaint. The amended complaint does not name the Company as a defendant.

         On or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation. The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and
D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Section Section 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the Offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to appeal, which currently is scheduled to be heard on October 10, 1996. No discovery has taken place to date.

         The Company believes it has meritorious defenses and intends to vigorously defend the Kozloski litigation. Regardless of the outcome, the Company could be required to incur substantial expense in defending these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the National Market segment of the Nasdaq Stock Market under the symbol "ESMC." The following table sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

        Period                                              High           Low
        ------                                            --------        -----
         Fiscal 1995:
            First Quarter                                   $7.38           $1.69
            Second Quarter                                   2.94            1.63
            Third Quarter                                    2.03            1.13
            Fourth Quarter                                   3.00            1.63

         Fiscal 1996:
            First Quarter                                   $3.38           $2.50
            Second Quarter                                   2.63            1.50
            Third Quarter                                    4.38            1.63
            Fourth Quarter                                   3.00            2.19


         As of September 23, 1996, there were 65 holders of record of the Company's Common Stock. On September 23, 1996, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $1.25.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein in Item 8.

                                                                 FOR YEAR ENDED JUNE 30,
                                               -------------------------------------------------------
                                                   1992        1993       1994       1995       1996
                                               -------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . .   $  1,938    $  1,894   $    100   $    170   $  2,341
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . .      1,247       1,017         64         99      1,229
  Research and development  . . . . . . . . .      2,818       3,578      3,419      2,776      1,723
  Marketing, general and administrative . . .      1,865       2,746      2,916      1,905      2,723
  Acquired research and development . . . . .         --          --         --         --      1,000
                                               ----------  ----------  ---------  ---------  ---------

    Total costs and expenses  . . . . . . . .      5,930       7,341      6,399      4,780      6,675
                                               ----------  ----------  ---------  ---------  ---------
Loss from operations  . . . . . . . . . . . .     (3,992)     (5,447)    (6,299)    (4,610)    (4,334)
Interest income . . . . . . . . . . . . . . .         43          38        232        342        257
Interest expense  . . . . . . . . . . . . . .        (64)        (22)       (30)         --        (5)
                                               ----------  ----------  ---------  ---------  ---------
Net loss  . . . . . . . . . . . . . . . . . .  $  (4,013)  $  (5,431)  $ (6,097)  $ (4,268)  $ (4,082)
                                               ==========  ==========  =========  =========  =========
Net loss per share  . . . . . . . . . . . . .  $   (2.26)  $   (2.73)  $  (1.41)  $  (0.74)  $  (0.54)
                                               ==========  ==========  =========  =========  =========
Shares used in the computation of net loss
   per share  . . . . . . . . . . . . . . . .      1,775       1,987      4,327      5,746      7,571
                                               ==========  ==========  =========  =========  =========




                                                                     AS OF JUNE 30,
                                               -------------------------------------------------------
                                                   1992        1993       1994       1995       1996
                                               -------------------------------------------------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . .  $     146   $     441   $  2,933   $  3,518   $  2,585
Working capital (deficiency)  . . . . . . . .       (265)      1,167      7,937      6,764      3,754
Total assets  . . . . . . . . . . . . . . . .      3,689       2,917     12,461      7,847     11,600
Accumulated deficit . . . . . . . . . . . . .    (14,283)    (19,713)   (25,811)   (30,079)   (34,162)
Total shareholders' equity  . . . . . . . . .      1,030       1,903     11,650      7,470     10,483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and the notes thereto which are set forth elsewhere herein.

OVERVIEW

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic laser and drug delivery systems to complement its other businesses. The results of operations for the year ended June 30, 1996 include the results of operations of EOI subsequent to the acquisition. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of the acquisition, the Company is no longer in the development stage for financial reporting purposes.

         The Company has recorded losses from inception, and for the period from inception through February 12, 1996, the date of the EOI acquisition, had an accumulated deficit of approximately $31.9 million. The Company expects that operating losses will continue as the Company continues research and development relating to the application of its various laser and drug delivery technologies and until product sales generate sufficient revenues to fund its continuing operations.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) limited laser system sales in the near term as the Company pursues required regulatory clearances and approvals for its laser systems; (ii) anticipated order and shipment patterns of the Company's other products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Years Ended June 30, 1995 and 1996

         Product revenues increased to $2,341,073 in fiscal year 1996 from $170,000 in fiscal year 1995. This increase of $2,171,073 is attributable to the February 12, 1996 EOI acquisition, offset by a decrease in laser system sales of approximately $33,000. The Company's ability to sell its laser systems in the United States is subject to certain FDA limitations based on the status of the Company's various clinical trials. International sales of its laser systems, while not directly limited by the FDA, are also indirectly impacted by the status of these clinical trials in the United States. In addition, the Company has reduced the size of its laser operations workforce in order to preserve working capital. Given these factors, it is not likely that laser sales volumes will increase significantly beyond the current levels, until such time as the viability of these various applications are further demonstrated through FDA approvals to advance into later phases of the clinical trials.

         Cost of sales totaled $1,228,907, or 52% of revenues, for the year ended June 30, 1996 as compared to $98,803, or 58% of revenues, for fiscal year 1995. The increase in cost of sales is attributable to the EOI acquisition.
As such, a gross margin analysis comparing fiscal years would not be meaningful.

         Research and development expenses decreased from $2,776,474 in fiscal year 1995 to $1,722,998 in fiscal year 1996, a decrease of $1,053,476 or 38%.
The decrease in research and development expenses is a direct result of a reduction in workforce and other cost reduction programs implemented in connection with the Company's change in focus of its operations. The decrease in research and development expenses during fiscal year 1996 were offset by increases in certain non-cash expenses, including the write-down of inventories to anticipated net realizable value, the ongoing depreciation of test and applications research systems, the write-down of certain patents pending and the research and development operations acquired from EOI. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits and indirect expenses such as materials, equipment and supplies.

         Included in the results of operations for the year ended June 30, 1996 is a $1.0 million charge for the in-process technology acquired from EOI.

         Marketing and general and administrative expenses increased $818,663 or 43% to $2,723,606 for the year ended June 30, 1996 as compared to $1,904,943
in fiscal year 1995.   This increase relates primarily to (i) the inclusion of
the results of operations from EOI; (ii) severance costs associated with the acquisition of EOI; and (iii) legal fees associated with the Company's ongoing litigation. The increase was offset by decreases in personnel, travel and marketing costs related to the workforce and other cost reduction programs involving the Company's laser operations.

         Interest income decreased to $257,093 in fiscal year 1996 from $341,685 in fiscal year 1995. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

Years Ended June 30, 1994 and 1995

         Sales increased to $170,000 in fiscal year 1995 from $100,000 in fiscal year 1994. In each of these fiscal years, however, there were only a limited number of systems sold as compared to the preceding two fiscal years. This decrease relates directly to the fact that the Company's ability to sell laser systems in the United States is subject to certain FDA limitations based on the status of the Company's various clinical trials. Likewise, international sales, while not directly limited by the FDA, are also indirectly impacted by the status of these United States clinical trials. In addition, the Company reduced the size of its workforce in order to preserve working capital and shifted its focus from therapeutic applications to refractive applications.

         Cost of sales totaled $98,803 for fiscal year 1995, or 58% of revenues, compared to $63,992 or 64% of revenues, in fiscal year 1994. Gross margin analysis would not be meaningful based on the limited number of sales in each of the fiscal years.

         Research and development expenses decreased from $3,419,412 in fiscal year 1994 to $2,776,474 in fiscal year 1995, a decrease of 19% or $642,938. Research and development expenditures include both system design and development as well as costs associated with the implementation and monitoring of pre-clinical and clinical trials. The decrease in research and development expenses is a direct result of (i) the reduction in workforce and other cost reduction programs implemented in connection with the Company's change in focus of its operations discussed earlier and (ii) the completion of a project to develop a prototype for the Model 5000 Refractive Laser System which was started in fiscal year 1994, and was substantially completed in the second quarter of fiscal year 1995. These expenses consist primarily of direct expenses associated with compensation and benefits and indirect expenses such as materials, equipment and supplies.

         Marketing, general and administrative expenses decreased to $1,904,943 in fiscal year 1995 from $2,916,552 in fiscal year 1994, a decrease of $1,011,609 or 35%. This decrease is attributable primarily to (i) a reduction in non-recurring legal fees and a non-refundable advanced royalty payment incurred in connection with a patent litigation suit settled by the Company in the third quarter of fiscal year 1994 and (ii) overall cost reduction programs designed to reduce personnel, travel and marketing related costs.

         Interest income increased to $341,685 in fiscal year 1995 from $232,734 in fiscal year 1994, an increase of $108,951 or 47%, due to increased levels of cash and cash equivalents available for investment. In fiscal year 1994, the Company had cash and cash equivalents available for investment only during the period from the completion of its public offering in November 1993 through June 30, 1994. In fiscal year 1995, the Company had funds available for investment during the entire fiscal year.

         The Company incurred no interest expense in fiscal year 1995 compared to $30,482 in fiscal year 1994. The interest expense in fiscal year 1994 resulted solely from interest accrued and paid on $1,675,000 of secured notes issued as bridge financing prior to the Company's public offering in November 1993.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had cash and cash equivalents of $2,584,503 as compared to $3,518,410 at June 30, 1995. The Company's short-term investments at June 30, 1996 and 1995 were $795,970 and 3,113,396, respectively. The decrease in short-term investments is attributable to the maturing of short-term investments since June 30, 1995. The net decrease in cash and cash equivalents and short-term investments of approximately $3.25 million relates to the loss from operations, payment of acquisition costs and payments made to bring current the trade payables acquired from EOI.

         Through June 30, 1996, the Company had incurred approximately $928,000 in expenses related to the acquisition of EOI. In addition, severance costs of approximately $266,000 have been incurred relating to the resignation of the Company's former Chairman and Chief Executive Office, Executive Vice President of Finance and Administration and other personnel.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the end of fiscal year 1997. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities necessary to satisfy the significant expenditures anticipated in connection with the development of its business.

         Pursuant to a collaborative research and development arrangement relating to the Company's drug delivery technology, the Company has committed to pay $250,000 during fiscal year 1997. Other significant expenditures may be incurred in connection with the legal proceedings discussed in "Item 3. Legal Proceedings."

         As of June 30, 1996, the Company had federal income tax and state income tax net operating loss carryforwards of approximately $39.5 million and $16.2 million, respectively. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards will be limited since a change in ownership of more than 50% occurred within a three-year period. Such limitation is estimated to be approximately $1.7 million per year. Federal and state net operating loss carryforwards will begin to expire in 2001. However, the timing of the utilization of the net operating loss carryforwards could be impacted on an annual basis. The Company also had federal and state research credit carryforwards of $524,000 and $139,000, respectively, as of June 30, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item will be contained in the Proxy Statement, which is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

Financial Statements

         See Index to Financial Statements at page F-1.

Financial Statement Schedules

         All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

Reports on Form 8-K

         A report on Form 8-K was filed on April 10, 1996 and related to the resignation of Mr. Heinz R. Gisel, former Chairman of the Company, and Mr. Edward M. Lake, former Executive Vice President of the Company.

Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.


   2.1          Assets Sale and Purchase Agreement between Registrant and
                Escalon Ophthalmics, Inc., dated
                October 9, 1995. (8)

   3.1   (a)    Restated Articles of Incorporation of Registrant. *
         (b)    Certificate of Amendment of Restated Articles of
                Incorporation of Registrant dated November 8, 1993.*
         (c)    Certificate of Amendment of Restated Articles of
                Incorporation of Registrant dated February 12, 1996.*

   3.2          Amended and Restated Bylaws of Registrant. (1)

   4.1          Form of Class A Redeemable Common Stock Purchase Warrants.
                (4)

   4.2          Form of Class B Redeemable Common Stock Purchase Warrants.
                (4)

   4.3          Form of Class C Common Stock Purchase Warrants. (4)

   4.4          Form of Underwriters Class A Common Stock Purchase Warrants.
                (4)

   4.5          Form of Underwriters Class B Common Stock Purchase Warrants.
                (4)

   4.6   (a)    Warrant Agreement between the Registrant and U.S. Stock

                Transfer Corporation. (4)
         (b)    Amendment to Warrant Agreement between Registrant and U.S.
                Stock Transfer Corporation. (6)
         (c)    Amendment to Warrant Agreement between Registrant and
                American Stock Transfer Company. (7)

  10.1   (a)    1988 Stock Option Plan of Registrant. (1)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1988 Stock Option Plan. (1)
         (c)    Form of Incentive Stock Option Agreement of Registrant under the 1988 Stock Option Plan. (1)

  10.2   (a)    1989 Stock Option Plan of Registrant. (1)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1989 Stock Option Plan. (1)
         (c)    Form of Incentive Stock Option Agreement of Registrant under the 1989 Stock Option Plan. (1)

  10.3   (a)    1990 Stock Option Plan of Registrant. (1)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1990 Stock Option Plan. (1)

         (c) Form of Incentive Stock Option Agreement of Registrant under the 1990 Stock Option Plan. (1)

  10.4   (a)    1991 Stock Option Plan of Registrant. (1)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1991 Stock Option Plan. (1)
         (c)    Form of Incentive Stock Option Agreement of Registrant under the 1991 Stock Option Plan. (1)

  10.5   (a)    1992 Stock Option Plan of Registrant. (1)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1992 Stock Option Plan. (1)
         (c)    Form of Incentive Stock Option Agreement of Registrant under the 1992 Stock Option Plan. (1)

  10.6   (a)    1993 Stock Option Plan of Registrant. (5)
         (b)    Form of Nonqualified Stock Option Agreement of Registrant
                under the 1993 Stock Option Plan. (5)
         (c)    Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (5)

  10.7          Series D Preferred Stock Purchase Agreement dated January
                17, 1992. (1)

  10.8          Amendment No. 1 to Series D Preferred Stock Purchase
                Agreement dated March 6, 1992. (1)

  10.9   (a)    Registration Rights Agreement dated as of January 17, 1992, among Registrant; Stuart I. Brown, M.D.; Josef F. Bille,
                Ph.D.; and the Purchasers of Preferred Stock of Registrant
                pursuant to Preferred Stock Purchase Agreements. (1)
         (b)    Amendment No. 1 to Registration Rights Agreement dated as of
                March 6, 1992. (1)
         (c)    Amendment No. 2 to Registration Rights Agreement dated as of
                April 24, 1992. (1)
         (d)    Waiver and Consent dated June 8, 1992. (3)

  10.10         Proprietary Information and Patent Royalty Agreement dated
                January 13, 1989, between Registrant and    Shui T. Lai. (1)

  10.11         Manufacturing Agreement dated March 12, 1990, between
                Registrant and Carl-Zeiss-Stiftung. (1)

  10.12         LTS License Agreement dated April 6, 1990, between
                Registrant and Heidelberg Instruments, GmbH. (1)

  10.13         Distributor Agreement dated November 30, 1990, between
                Registrant and Europhtalmica. (1)

  10.14 Rescission and Stock Option Agreement dated August 2, 1989, between Registrant and David J. Schanzlin, M.D., assigned by
                Assignment dated October 1990, from Dr. Schanzlin to
                Bethesda Eye Institute. (1)

  10.15         Stock Option Agreement dated January 22, 1992, between
                Registrant and Shiley Eye Center. (1)

  10.16         Consultant Agreement dated December 13, 1994, between
                Registrant and Carmen A. Puliafito, M.D. (7)

  10.17 Independent Contractor Agreement dated March 1, 1988, between Registrant and Josef F. Bille, Ph.D., as amended by Amendment to Independent Contractor Agreement dated as of February 28, 1990. (1)

  10.18 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)

  10.19 Research Agreement dated July 6, 1989, between Registrant and Bethesda Eye Institute. (1)

  10.20         Form of Proprietary Information Agreement. (1)

  10.21 Consulting Agreement dated June 17, 1993, between Registrant and Forster Systems Engineering. (3)

  10.22         Distribution Agreement dated July 27, 1993, between
                Registrant and ASKIN & Co. (3)

  10.23         Distribution Agreement dated April 15, 1992, between
                Registrant and Designs for Vision. (3)

  10.24         Distribution Agreement between Registrant and Sigmacon
                (Canada) Ltd. (3)

  10.25         Distribution Agreement dated May 28, 1993, between
                Registrant and KOWA Company, Ltd. (3)

  10.26         Employment Agreement dated August 26, 1993, between
                Registrant and Edward M. Lake. (4) +

  10.27         Non-Qualified Unit Option Agreement. (4)

  10.28 Underwriting Agreement between the Registrant and the Underwriter. (4)

  10.29         Unit Purchase Option between the Registrant and the
                Underwriter. (4)

  10.30         Consulting Agreement dated May 13, 1991, between the Company
                and Carmen A. Puliafito,   M.D. (4)

  10.31         Letter Agreement respecting the employment of S. Michael
                Sharp dated February 16, 1994. (7)+

  10.32         Consulting Agreement entered into between the Registrant and
                Mark G. Speaker, M.D., Ph.D. dated as of December 1, 1993.
                (6)

  10.33         Registration Rights Agreement between Registrant and
                Genentech, Inc. dated as of February 12, 1996.*

  10.34         Registration Rights Agreement between Registrant and EOI
                Corp. dated as of February 12, 1996.*

  10.35         Employment Agreement between Registrant and Sterling C.
                Johnson dated April 30, 1989, as amended as of January 1,
                1991 and as further amended as of January 1, 1995. (P)+*

  10.36 Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of January 15, 1995 and as further amended on September 12, 1995. (P)+*

  10.37 Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (P)+*

  10.38         Distribution and License Agreement between Registrant and
                The Purdue Frederick Company dated August 31, 1995. (P)*

  10.39 Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und Medizintechnische
                Gesellschaft Mbh dated January 1, 1990, as amended January
                26, 1993 and as further  amended May 17, 1993. (P)*

  10.40         Distributorship Agreement between Registrant and Scott
                Medical Products dated as of September 8, 1992, as amended
                September 8, 1995. (P)*

  10.41         Joint Marketing Agreement between Registrant and Akorn, Inc.
                dated June 23, 1993. (P)*

  10.42         Research and Development Agreement between Registrant and
                The West Company, Incorporated dated April 3, 1995. (P)*

  10.43         Supply and Distribution Agreement between Registrant and
                Storz Instrument Company dated as of July 7, 1995. (P)*

  23.1          Consent of Ernst & Young LLP, independent auditors.*

  27.1          Financial Statement Schedule.*

- ---------------
         *       Filed herewith

       (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992 (Registration No. 33-47439).

       (2) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).

       (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 24, 1993 (Registration No. 33-69360).

       (4) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

       (5) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).

       (6) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.

       (7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

       (8) Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995 (Registration Statement No. 33-80037).

       (P) Filed in paper under cover of Form SE pursuant to Rule 202 of Regulation S-T under the Securities Act of 1933.

          +      Management contract or compensatory plan.

                             ESCALON MEDICAL CORP.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                            Page
                                                                                                                            ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Statements of Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Escalon Medical Corp.

         We have audited the accompanying balance sheets of Escalon Medical Corp. as of June 30, 1995 and 1996 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. at June 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP


Princeton, New Jersey
August 16, 1996

                             ESCALON MEDICAL CORP.

                                 BALANCE SHEETS




                                                                       June 30,
                                                             ----------------------------
                              ASSETS                             1995           1996
                                                             ------------   -------------
Current Assets:
     Cash and cash equivalents                                $3,518,410      $2,584,503
     Investments                                               3,113,396         795,970
     Accounts receivable, net of allowance for doubtful
        accounts of $6,677 at June 30, 1996                         --           735,910
     Inventory, net                                              388,698         669,996
     Other current assets                                        119,745          80,891
                                                              ----------     ----------
                     Total current assets                      7,140,249       4,867,270

Furniture and equipment, at cost, net                            564,617         172,092
License and distribution rights, net                                --         2,074,990
Patents, net                                                     142,056         446,995
Goodwill, net                                                       --         3,959,055
Other assets                                                        --            79,494
                                                             -----------    ------------

                                                              $7,846,922     $11,599,896
                                                             ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations             $     --       $     7,510
     Accounts payable                                             96,973         653,871
     Accrued compensation                                        151,294         246,250
     Accrued professional expenses                                64,800          41,108
     Accrued customer expenses                                      --            75,000
     Other accrued expenses                                       20,004          46,020
     Customer deposits                                            43,480          43,480
                                                             -----------    ------------
                     Total current liabilities                   376,551       1,113,239
                                                             ------------   -------------

Long term capital lease obligations                                 --             3,235
                                                             ------------      ---------

Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares
       authorized; 5,746,073 and 10,518,814 shares
       issued and outstanding at June 30, 1995
       and 1996, respectively                                 37,514,481      44,645,440
     Warrants to purchase common stock                            51,957            --
     Accumulated deficit                                     (30,079,723)    (34,162,018)
     Deferred compensation                                       (16,344)           --
                                                             ------------   -------------
                     Total shareholders' equity                7,470,371      10,483,422


                                                              $7,846,922     $11,599,896
                                                             ===========     ===========



                       See notes to financial statements.

                             ESCALON MEDICAL CORP.

                            STATEMENTS OF OPERATIONS




                                                    For the Years Ended June 30,
                                               -----------------------------------------
                                                   1994           1995           1996
                                               -----------    -----------    -----------
Sales revenues                                 $   100,000    $   170,000    $ 2,341,073
                                               -----------    -----------    -----------
Costs and Expenses:
     Cost of goods sold                             63,992         98,803      1,228,907
     Research and development                    3,419,412      2,776,474      1,722,998
     Marketing, general and administrative       2,916,552      1,904,943      2,723,606
     Acquired research and development               - -            - -        1,000,000
                                               -----------    -----------    -----------
              Total costs and expenses           6,399,956      4,780,220      6,675,511
                                               -----------    -----------    -----------
Loss from operations                            (6,299,956)    (4,610,220)    (4,334,438)
                                               -----------    -----------    -----------
Other Income and Expenses:
     Interest income                               232,734        341,685        257,093
     Interest expense                              (30,482)         - -           (4,950)
                                               -----------    -----------    -----------
              Total other income and expense       202,252        341,685        252,143
                                               -----------    -----------    -----------
Net loss                                       $(6,097,704)   $(4,268,535)   $(4,082,295)
                                               ===========    ===========    ===========
Net loss per share                             $     (1.41)   $     (0.74)   $     (0.54)
                                               ===========    ===========    ===========
Shares used in computation of net
   loss per share                                4,327,500      5,745,572      7,570,913
                                               ===========    ===========    ===========




                       See notes to financial statements.

                             ESCALON MEDICAL CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 1994, 1995, AND 1996



                                                                           Warrants to
                                                      Common Stock          Purchase                                     Total
                                                -------------------------    Common     Accumulated      Deferred     Shareholders'
                                                   Shares       Amount        Stock       Deficit      Compensation      Equity
                                                ------------  -----------  -----------  ------------   -------------  -------------
Balance at June 30, 1993                          2,078,766   $21,739,698   $ 56,505    $(19,713,484)    $(180,216)     $1,902,503
  Amortization of deferred compensation                --            --         --              --          81,936          81,936
  Issuance of common stock for cash, net of
    offering costs of $2,447,711                  3,450,000    14,802,289       --              --           --         14,802,289
  Exercise of stock options                          27,652        36,448       --              --           --             36,448
  Conversion of notes payable into common
    stock                                           185,000       925,000       --              --           --            925,000
  Net loss                                             --            --         --        (6,097,704)        --         (6,097,704)
                                                 ----------   -----------   --------    ------------     ---------     -----------
Balance at June 30, 1994                          5,741,418    37,503,435     56,505     (25,811,188)      (98,280)     11,650,472
  Amortization of deferred compensation                --            --         --              --          81,936          81,936
  Exercise of warrants to purchase stock and
       common stock options                           4,655        11,046     (4,548)           --           --              6,498
  Net loss                                             --            --         --        (4,268,535)        --         (4,268,535)
                                                 ----------   -----------   --------    ------------     ---------     -----------
Balance at June 30, 1995                          5,746,073    37,514,481     51,957     (30,079,723)      (16,344)      7,470,371
  Amortization of deferred compensation                --            --         --              --          16,344          16,344
  Issuance of common stock pursuant to
      acquisition agreement                       4,720,772     6,996,184       --              --           --          6,996,184
  Exercise of stock options                          51,460        82,463       --              --           --             82,463
  Exercise/expiration of warrants to purchase
       common stock                                     509        52,312    (51,957)                        --                355
  Net loss                                             --            --         --        (4,082,295)        --         (4,082,295)
                                                 ----------   -----------   --------    ------------     ---------     -----------
Balance at June 30, 1996                         10,518,814   $44,645,440   $   --      $(34,162,018)    $   --        $10,483,422
                                                 ==========   ===========   ========    ============     =========     ===========





                       See notes to financial statements.

                             ESCALON MEDICAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended June 30,
                                                                     ---------------------------------------------
                                                                        1994             1995             1996
                                                                     -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(6,097,704)     $(4,268,535)     $(4,082,295)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                  325,215          376,400          757,951
          Amortization of deferred compensation                           81,936           81,936           16,344
          Write off of patents                                               --            75,716           61,044
          Acquired research and development                                  --               --         1,000,000
          Net loss on retirement of assets                                   --               --            58,769
          Change in current assets and liabilities
             (Increase) decrease in accounts receivable                      --               --           (33,326)
             (Increase) decrease in inventory                            406,715          672,115          165,122
             (Increase) decrease in other current assets                 102,265          (15,707)         (17,119)
             Increase (decrease) in accounts payable, accrued
                compensation, professional and customer expenses,
                and other accrued expenses                              (221,578)        (406,795)      (1,201,530)
             Increase (decrease) in customer deposits                     17,500          (27,500)             --
                                                                     -----------       ----------       ----------
                Net cash used in operating activities                 (5,385,651)      (3,512,370)      (3,275,040)
                                                                     -----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                               (8,156,872)        (719,524)        (890,970)
     Proceeds from maturities of short-term investments                  690,000        5,073,000        3,208,396
     Purchase of  furniture and equipment                               (269,362)        (352,424)         (52,963)
     Other assets                                                        (92,972)         124,319           61,146
     Patent costs                                                        (56,774)         (34,111)         (66,050)
     Cash acquired in acquisition                                            --               --             1,756
                                                                     -----------       ----------       ----------
                Net cash provided from (used in) investing
                  activities                                          (7,885,980)       4,091,260        2,261,315
                                                                     -----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                       15,525,499            6,498           82,818
     Proceeds from the issuance of notes payable                       1,675,000              --               --
     Payments on notes payable                                          (750,000)             --               --
     Offering costs                                                     (686,762)             --               --
     Principal payments under capital lease obligations                      --               --            (3,000)
                                                                     -----------       ----------       ----------
                Net cash provided from financing activities           15,763,737            6,498           79,818
                                                                     -----------       ----------       ----------
                Net increase (decrease) in cash and cash
                  equivalents                                          2,492,106          585,388         (933,907)
Cash and cash equivalents, beginning of year                             440,916        2,933,022        3,518,410
                                                                     -----------       ----------       ----------
Cash and cash equivalents, end of year                               $ 2,933,022       $3,518,410       $2,584,503
                                                                     ===========       ==========       ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Interest paid during the year                                   $    30,482       $      --        $    4,950
                                                                     ===========       ==========       ==========




                       See notes to financial statements.

                             ESCALON MEDICAL CORP.

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company"), was incorporated on December 24, 1987 in the State of California. The Company develops, markets and distributes ophthalmic medical devices and pharmaceutical products and is currently developing ophthalmic
laser and drug delivery systems.   Activities from inception have included
development and testing of laser technology and the sales of a minimal number of laser systems. Such laser sales have been to physicians, clinics and university hospitals in connection with their participation in the Company's clinical trials and for investigation of additional applications for the Company's laser systems. As described more fully in Note 4, the Company acquired substantially all of the assets and certain of the liabilities of Escalon Ophthalmics, Inc. ("EOI"), a Pennsylvania corporation, on February 12, 1996 pursuant to the Assets Sale and Purchase Agreement dated October 9, 1995 and as amended December 19, 1995. The results of operations for the year ended June 30, 1996 include the results of operations of EOI subsequent to the acquisition. Sales of the products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of this acquisition, the Company is no longer in the development stage for financial reporting purposes. Included in the accumulated deficit is approximately $31.9 million which was accumulated during the development stage.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

         The Company invests its excess cash in money market accounts with
financial institutions having strong credit ratings.   Investments with
maturities of one year or less are considered current assets.

         The Company has established practices relative to diversification and maturities for safety and liquidity purposes. These practices are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents and investments.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

                             ESCALON MEDICAL CORP.

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Impact of Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Inventories

         Raw materials, work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                          1995               1996
                                                                        ---------         ----------
         Raw materials/work in process                                  $ 784,889         $  623,460

         Finished goods                                                   103,809            643,915
                                                                        ---------         ----------
                                                                          888,698          1,267,375
         Valuation allowance                                             (500,000)          (597,379)
                                                                        ---------         ----------
                                                                        $ 388,698         $  669,996
                                                                        =========         ==========

Furniture and Equipment

         Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets which are estimated to be eighteen months to seven years. Depreciation expense for the years ended June 30, 1994, 1995 and 1996 was $325,215, $376,400, and $459,553, respectively.

         Assets under capital leases, consisting of office equipment, are amortized over the lesser of the useful life or the applicable lease terms, whichever is shorter, which range from 3 to 5 years.

         Furniture and equipment consist of the following at:

                                                                                 JUNE 30,
                                                                      -----------------------------
                                                                         1995              1996
                                                                      -----------       -----------
         Equipment                                                    $   708,511       $   630,681
         Furniture and fixtures                                            90,057            36,211
         Leasehold improvements                                             7,393            14,475
         Assets under capital leases                                        --               11,840
         Testing and applications research systems                      1,120,856         1,061,409
                                                                      -----------       -----------
                                                                        1,926,817         1,754,616
         Less accumulated depreciation and amortization                (1,362,200)       (1,582,524)
                                                                      -----------       -----------
                                                                      $   564,617       $   172,092
                                                                      ===========       ===========

                             ESCALON MEDICAL CORP.

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Acquired License and Distribution Rights

         In connection with the acquisition described in Note 4, a portion of the purchase price was allocated to certain product license and distribution agreements. Such cost allocation was based on an independent valuation, with such costs being amortized over an eight-year period using the straight-line method. Accumulated amortization of license and distribution rights amounted to $114,010 at June 30, 1996.

Patents

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $38,506 and $40,474 at June 30, 1995 and 1996, respectively.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 4). These costs are being amortized over a ten-year period using the straight-line method. Amortization of goodwill for the year ended June 30, 1996 amounted to $172,133.

Research and Development

         All research and development costs are charged to operations as incurred. Included in such costs for the year ended June 30, 1994 was consulting expenses of $57,000 paid to related parties. Pursuant to a collaborative research and development arrangement relating to the Company's drug delivery technology, the Company has committed to pay $250,000 during fiscal year 1997.

Net Loss Per Share

         Net loss per share is computed based upon the weighted average number of common shares outstanding. Common stock equivalents have not been included in computing net loss per share since their effect would have been antidilutive.

Income Taxes

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

         Certain June 30, 1995 balances have been reclassified to conform with the current year presentation.

                             ESCALON MEDICAL CORP.

(3) INVESTMENTS - HELD-TO-MATURITY

         All debt securities are classified as held-to-maturity and are carried at amortized cost. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, interest and dividends, are included in interest income. The cost of securities sold is based on the specific identification method.

         The following is a summary of investments held-to-maturity, at amortized cost:

                                                                                 JUNE 30,
                                                                    ----------------------------------
                                                                          1995              1996
                                                                    ----------------     -------------
         Corporate debt securities                                     $2,199,496        $      --
         Securities of the U.S. Treasury                                  913,900               --
         Certificates of deposits                                           --             2,890,970
                                                                       -----------       ------------
                                                                       $3,113,396         $2,890,970
                                                                       ===========        ===========

         At June 30, 1995 and 1996, the difference between amortized cost and estimated fair market value of held-to-maturity securities was not material. Included in cash and cash equivalents at June 30, 1996 were held-to-maturity securities totaling $2,095,000 with original maturities of 90 days or less. All held-to-maturity securities are due in one year or less.

(4) ACQUISITION OF ESCALON OPHTHALMICS, INC.

         On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI, a developer, marketer and distributor of ophthalmic medical devices, pharmaceuticals and drug delivery systems, in exchange for 4,770,772 shares of the Company's Common Stock. Total estimated cost of the acquisition was $8.9 million, including liabilities assumed of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition is being accounted for using the purchase method of accounting as prescribed by Accounting Principal Board Opinion No. 16 and includes the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximates $4.1 million and is being amortized over a ten-year period. Another $1.0 million of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition.

         The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the respective periods presented. The historical results of operations, included in the pro forma results, reflect additional amortization expense base on the independent valuation of assets acquired as well as the $1.0 million charge to operations related to the acquired in-process technology. The information presented is not necessarily indicative of results of future operations of the combined companies.

                             ESCALON MEDICAL CORP.

(4) ACQUISITION OF ESCALON OPHTHALMICS, INC. - (CONTINUED)

                        PRO FORMA RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                 ------------------------------------
                                                                    1995                     1996
                                                                 -----------              -----------
         Revenues                                                $ 3,571,305              $ 5,031,862
         Net loss                                                $(6,488,656)             $(4,864,327)
         Net loss per share                                      $     (0.62)             $     (0.46)
         Weighted average shares outstanding                      10,466,344               10,498,824

(5)  LEASES

Capital Leases

         The Company's investment in office equipment under capital leases at June 30, 1996 totaled $11,840 with accumulated amortization of $2,794.

         The following is a schedule, by year, of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 1996:

                       YEAR ENDING JUNE 30,                         AMOUNT
                 -------------------------------                   --------
                             1997                                  $  8,747
                             1998                                     3,463
                                                                   --------
                 Total minimum lease payments                        12,210
                 Amount representing interest                       ( 1,465)
                                                                    -------
                 Present value of future minimum
                     lease payments                                $ 10,745
                                                                   ========

Operating Leases

         The Company leases its research, manufacturing and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 1996 are as follows:


                 YEAR ENDING JUNE 30,                               AMOUNT
                 --------------------                              --------
                           1997                                    $182,480
                           1998                                      56,360
                           1999                                      51,310
                           2000                                       8,094
                                                                   --------
                                                                   $298,244
                                                                   ========

         Rent expense charged to operations during the years ended June 30, 1994, 1995 and 1996 was $250,000, $250,000 and $239,732, respectively.

                             ESCALON MEDICAL CORP.

(6) CAPITAL STOCK TRANSACTIONS

Redeemable Common Stock Purchase Warrants

         During November 1993, the Company successfully completed an underwritten public offering of 3,450,000 Units (the "Units"), each Unit consisting of one share of Common Stock, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant (the "Public Offering"). Each Class A and Class B Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $6.25 and $7.50, respectively. The warrants are currently exercisable and expire in November 2000. The underwriter of the Public Offering was granted an option to purchase 300,000 Units at $8.00 per unit. The option is exercisable commencing November 1994 and expires in November 1998. The Public Offering price for the Units was $5.00 per Unit. The net proceeds to the Company from the Public Offering, after deducting underwriting discounts and commissions and related expenses payable by the Company was approximately $14,800,000.

         In October 1993, in connection with the certain loan arrangements, the Company issued an aggregate of 167,500 Class C Common Stock warrants. Each Class C warrant entitles the holder to purchase one share of Common Stock at $5.00 per share. The warrants are currently exercisable and expire in November 1998.

Stock Option Plans

         The Company has adopted seven employee stock option plans which provide for incentive stock options and non-qualified stock options to purchase 662,455 shares of the Company's common stock. Under the terms of the plans, options may be granted at not less than fair market value of the Common Stock at the date of grant. Options granted under the plans vest ratably over four years and are exercisable over a period no longer than ten years after the grant date. Activity under these plans is summarized as follows:

                                                               NUMBER OF            PRICE PER
                                                                SHARES                SHARE
                                                               ---------         ---------------
         Outstanding at June 30, 1993                           160,096          $0.365 - $1.827
          Granted                                               239,369            6.000 - 8.000
          Exercised                                             (27,652)           0.365 - 1.827
          Forfeited                                             (15,330)           0.808 - 8.000
                                                                -------          ---------------
         Outstanding at June 30, 1994                           356,483            0.365 - 8.000
          Granted                                               105,500                    1.880
          Exercised                                              (4,409)           0.365 - 1.827
          Forfeited                                             (29,734)           0.808 - 8.000
                                                                -------          ---------------
         Outstanding at June 30, 1995                           427,840            1.371 - 8.000
          Granted                                                   --                --
          Exercised                                             (51,460)           1.371 - 1.827
          Forfeited                                             (86,692)           1.371 - 8.000
                                                                -------          ---------------
         Outstanding at June 30, 1996                           289,688          $1.371 - $8.000
                                                                =======          ===============

         Options granted under these plans which are exercisable at June 30, 1996 total 269,587. In addition, non-plan options to purchase 5,470 and 5,470 shares of Common Stock, at prices of $.365 and $1.827,

                             ESCALON MEDICAL CORP.

(6) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

respectively, were outstanding and exercisable at June 30, 1996. These options generally have vesting and exercise provisions consistent with options granted under the plans. As of June 30, 1996, 241,505 shares of Common Stock are reserved for issuance upon the exercise of stock options which may be granted in the future.

         For certain options granted, the Company recognized as compensation expense the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such options over the aggregate exercise price of such options. At June 30, 1996, this compensation expense was fully amortized.

Warrants

         During the year ended June 30, 1996, warrants to purchase 509 shares of Common Stock were exercised and 2,409 warrants expired.

(7)  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liability, which are considered to be noncurrent, consisted of the following at:


                                                                                JUNE 30,
                                                                   ---------------------------------
                                                                       1995                 1996
                                                                   ------------         ------------
         Deferred tax assets:
            Reserves and allowances                                $    200,000         $    220,000

            NOL carryforward                                         10,700,000           14,421,000
            Tax credit carryforwards                                    663,000              663,000
                                                                   ------------         ------------
                 Total deferred tax assets                           11,563,000           15,304,000
         Deferred tax liability:
            License and distribution rights                                  --             (830,000)
                                                                   ------------         ------------
         Net deferred tax assets                                     11,563,000           14,474,000
         Valuation allowance                                        (11,563,000)         (14,474,000)
                                                                   ------------         ------------
         Net deferred taxes                                        $         --         $         --
                                                                   ============         =============

         At June 30, 1996, the Company has federal income tax and state income tax net operating loss carryforwards of approximately $39.5 million and $16.2 million, respectively. The difference between the federal and state carryforward amounts is primarily attributable to differences in research and development expenses and to California's statutory 50% annual reduction rule. In addition, the Company has federal and California research credit carryforwards of $524,000 and $139,000, respectively, at June 30, 1996.
Federal and state operating losses and tax credits will expire at various dates between 2001 and 2011.

         For the years ended June 30, 1994, 1995 and 1996, the Company provided valuation allowances of $9,240,000, $11,563,000 and $14,474,000, respectively.

                             ESCALON MEDICAL CORP.

(7)  INCOME TAXES - (CONTINUED)

         Under provisions of the 1986 Tax Reform Act of 1986, the Company's use of federal and California net operating loss carryforwards of $1.1 million and $118,000, respectively, are subject to limitations as a result of an ownership change which occurred during fiscal 1990. With the issuance of shares related to the acquisition of EOI (see Note 4), there may have occurred an additional ownership change. If so, Company use of federal income tax and state income tax net operating loss carryforwards of approximately $31.3 million and $12.2 million, respectively, may be limited. Such limitation is estimated to be approximately $1.7 million per year. However, the timing of the utilization of the net operating loss carryovers could be impacted on an annual basis.

         In connection with the acquisition described in Note 4, the Company has federal and state net operating loss carryforwards of $8.2 million and $4.0 million, respectively, which were included in the above net operating loss carryforwards. Use of these net operating losses is subject to limitations as a result of the ownership change that occurred at the time of the acquisition and would result in a reduction of goodwill if utilized.

(8) CONTINGENCIES

Litigation

         On April 3, 1995, the Company was served with a pleading entitled Amended Consolidated Class Action Complaint in an action captioned In Re Blech Securities Litigation, 94 Civ. 7696 (RWS), which was filed on or about March 28, 1995, in the United States District Court for the Southern District of New York (the "Blech Complaint"). On June 6, 1996, the court granted in part and denied in part motions by the Company and certain of the other defendants to dismiss the complaint which dismissed all claims against the Company. On July 26, 1996, plaintiffs filed an amended complaint. The amended complaint does not name the Company as a defendant.

         On or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et. al., 95 Civ. 4299 was filed in the United States District Court for the Southern District of New York (the "Kozloski Complaint") as a "related action" to In Re Blech Securities Litigation. The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The Kozloski Complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933, as amended. The Kozloski Complaint also asserts claims under Section 10(b) of the Exchange Act and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski Complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, The Company, together with three other companies against whom similar claims have been asserted in separate actions filed as 'related" to In Re Blech Securities Litigation, a motion for permission to appeal, which currently is scheduled to be heard on October 10, 1996. No discovery has taken place to date.

                             ESCALON MEDICAL CORP.

(8) CONTINGENCIES - (CONTINUED)

         The Company believes that it has meritorious defenses and intends to vigorously defend the Kozloski Complaint. Regardless of the outcome, the Company could be required to incur substantial expense in defending the lawsuit.

Notice of Rescission of Distribution and Clinical Agreement

         On October 24, 1995, Kowa Company Ltd. ("Kowa"), a distributor of the Company's surgical laser systems, notified the Company of its intent to rescind its Distribution and Clinical Agreements with the Company. Kowa has offered to restore to the Company three ISL Model 2001 surgical laser systems purchased by Kowa under the Distribution Agreement and has demanded restitution of all consideration paid by Kowa under said agreement, together with accrued interest thereon from the date of Kowa's purchase of those units and reimbursement of expenses incurred by Kowa, for a total sum of $633,000.

         The Company believes that these claims are without merit and believes that the Company has fulfilled all of its obligations under the terms and conditions of its agreement with Kowa. If the Company and Kowa are unable to settle these alleged claims and if Kowa elects to proceed to arbitration under the terms of the agreement, such as action could have a materially adverse effect on the liquidity and capital resources of the Company.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ESCALON MEDICAL CORP.
                                           (Registrant)


Dated:  September 27, 1996

                                           By:/s/Sterling C. Johnson
                                              ----------------------
                                               Sterling C. Johnson
                                               President


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                                   Title                              Date
 ---------                                                   -----                              ----
By:/s/ Sterling C. Johnson                 President (Principal Executive Officer)        September 27, 1996
   -----------------------------           and Director
       Sterling C. Johnson


By:/s/ John T. Rich                        Vice President of Finance (Principal           September 27, 1996
   ---------------------------------       Financial Officer and Principal Accounting
       John T. Rich                        Officer) and Assistant Secretary



By:/s/ Anthony B. Evnin                    Director                                        September 27, 1996
   ------------------------------
       Anthony B. Evnin


By:/s/ Robert J. Kunze                     Director                                        September 27, 1996
   -------------------------------
       Robert J. Kunze


By:/s/ Jay L. Federman, M.D.               Director                                        September 27, 1996
   --------------------------
      Jay L. Federman, M.D.


By:/s/ Richard J. DePiano                  Director                                        September 27, 1996
   ----------------------------
       Richard J. DePiano


By:/s/ Jack M. Dodick, M.D.                Director                                        September 27, 1996
   -------------------------
       Jack M. Dodick, M.D.

                                 EXHIBIT INDEX


Exhibit No.                      Description
- -----------                      -----------
2.1                  Assets Sale and Purchase Agreement between Registrant
                     and Escalon Ophthalmics, Inc., dated October 9, 1995.
                     (8)

3.1    (a)           Restated Articles of Incorporation of Registrant. *
       (b)           Certificate of Amendment of Restated Articles of
                     Incorporation of Registrant dated November 8, 1993.*
       (c)           Certificate of Amendment of Restated Articles of
                     Incorporation of Registrant dated February 12, 1996.*

3.2                  Amended and Restated Bylaws of Registrant. (1)

4.1                  Form of Class A Redeemable Common Stock Purchase
                     Warrants. (4)

4.2                  Form of Class B Redeemable Common Stock Purchase
                     Warrants. (4)

4.3                  Form of Class C Common Stock Purchase Warrants. (4)

4.4                  Form of Underwriters Class A Common Stock Purchase
                     Warrants. (4)

4.5                  Form of Underwriters Class B Common Stock Purchase
                     Warrants. (4)

4.6    (a)           Warrant Agreement between the Registrant and U.S.
                     Stock Transfer Corporation. (4)
       (b)           Amendment to Warrant Agreement between Registrant and
                     U.S. Stock Transfer Corporation. (6)
       (c)           Amendment to Warrant Agreement between Registrant and
                     American Stock Transfer Company. (7)

10.1   (a)           1988 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1988 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1988 Stock Option Plan. (1)

10.2   (a)           1989 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1989 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1989 Stock Option Plan. (1)

10.3   (a)           1990 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1990 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1990 Stock Option Plan. (1)

10.4   (a)           1991 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1991 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1991 Stock Option Plan. (1)

10.5(a)              1992 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1992 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1992 Stock Option Plan. (1)

10.6   (a)           1993 Stock Option Plan of Registrant. (5)
       (b)           Form of Nonqualified Stock Option Agreement of
                     Registrant under the 1993 Stock Option Plan. (5)
       (c)           Form of Incentive Stock Option Agreement of Registrant
                     under the 1993 Stock Option Plan. (5)

10.7                 Series D Preferred Stock Purchase Agreement dated
                     January 17, 1992. (1)

10.8                 Amendment No. 1 to Series D Preferred Stock Purchase
                     Agreement dated March 6, 1992. (1)

10.9   (a)           Registration Rights Agreement dated as of January 17,
                     1992, among Registrant; Stuart I. Brown, M.D.; Josef
                     F. Bille, Ph.D.; and the Purchasers of Preferred Stock
                     of Registrant pursuant to Preferred Stock Purchase
                     Agreements. (1)
       (b)           Amendment No. 1 to Registration Rights Agreement dated
                     as of March 6, 1992. (1)
       (c)           Amendment No. 2 to Registration Rights Agreement dated
                     as of April 24, 1992. (1)
       (d)           Waiver and Consent dated June 8, 1992. (3)

Exhibit No.                       Description
- -----------                       -----------
10.10                Proprietary Information and Patent Royalty Agreement
                     dated January 13, 1989, between Registrant and Shui T.
                     Lai. (1)

10.11                Manufacturing Agreement dated March 12, 1990, between
                     Registrant and Carl-Zeiss-Stiftung. (1)

10.12                LTS License Agreement dated April 6, 1990, between
                     Registrant and Heidelberg Instruments, GmbH. (1)

10.13                Distributor Agreement dated November 30, 1990, between
                     Registrant and Europhtalmica. (1)

10.14                Rescission and Stock Option Agreement dated August 2,
                     1989, between Registrant and David J. Schanzlin, M.D., assigned by Assignment dated October 1990, from Dr.
                     Schanzlin to Bethesda Eye Institute. (1)

10.15                Stock Option Agreement dated January 22, 1992, between
                     Registrant and Shiley Eye Center. (1)

10.16                Consultant Agreement dated December 13, 1994, between
                     Registrant and Carmen A. Puliafito, M.D. (7)

10.17 Independent Contractor Agreement dated March 1, 1988, between Registrant and Josef F. Bille, Ph.D., as amended by Amendment to Independent Contractor
                     Agreement dated as of February 28, 1990. (1)

10.18                Form of Indemnification Agreement between the
                     Registrant and each of its directors and executive officers. (2)

10.19                Research Agreement dated July 6, 1989, between
                     Registrant and Bethesda Eye Institute. (1)

10.20                Form of Proprietary Information Agreement. (1)

10.21                Consulting Agreement dated June 17, 1993, between
                     Registrant and Forster Systems Engineering. (3)

10.22                Distribution Agreement dated July 27, 1993, between
                     Registrant and ASKIN & Co. (3)

10.23                Distribution Agreement dated April 15, 1992, between
                     Registrant and Designs for Vision. (3)

10.24                Distribution Agreement between Registrant and Sigmacon
                     (Canada) Ltd. (3)

10.25                Distribution Agreement dated May 28, 1993, between
                     Registrant and KOWA Company, Ltd. (3)

10.26                Employment Agreement dated August 26, 1993, between
                     Registrant and Edward M. Lake. (4) +

10.27                Non-Qualified Unit Option Agreement. (4)

10.28 Underwriting Agreement between the Registrant and the Underwriter. (4)

10.29                Unit Purchase Option between the Registrant and the
                     Underwriter. (4)

10.30                Consulting Agreement dated May 13, 1991, between the
                     Company and Carmen A. Puliafito, M.D. (4)

10.31                Letter Agreement respecting the employment of S.
                     Michael Sharp dated February 16, 1994. (7)+

10.32 Consulting Agreement entered into between the Registrant and Mark G. Speaker, M.D., Ph.D. dated as of December 1, 1993. (6)

10.33                Registration Rights Agreement between Registrant and
                     Genentech, Inc. dated as of February 12, 1996.*

10.34                Registration Rights Agreement between Registrant and
                     EOI Corp. dated as of February 12, 1996.*

10.35                Employment Agreement between Registrant and Sterling
                     C. Johnson dated April 30, 1989, as amended as of January 1, 1991 and as further amended as of January
                     1, 1995. (P)+*

10.36                Employment Agreement between Registrant and John T.
                     Rich dated January 15, 1990, as amended as of January
                     15, 1995 and as further amended on September 12, 1995.
                     (P)+*

10.37                Employment Agreement between Registrant and Ronald
                     Hueneke dated October 4, 1991. (P)+*

10.38 Distribution and License Agreement between Registrant and The Purdue Frederick Company dated August 31,
                     1995. (P)*

Exhibit No.                     Description
- -----------                     -----------
10.39                Distribution and Development Agreement between
                     Registrant and Adatomed Pharmazeutische Und
                     Medizintechnische Gesellschaft Mbh dated January 1,
                     1990, as amended January 26, 1993 and as further
                     amended May 17, 1993. (P)*

10.40                Distributorship Agreement between Registrant and Scott
                     Medical Products dated as of September 8, 1992, as amended September 8, 1995. (P)*

10.41                Joint Marketing Agreement between Registrant and
                     Akorn, Inc. dated June 23, 1993. (P)*

10.42 Research and Development Agreement between Registrant and The West Company, Incorporated dated April 3,
                     1995. (P)*

10.43 Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of July 7, 1995.
                     (P)*

23.1                 Consent of Ernst & Young LLP, independent auditors.*

27.1                 Financial Statement Schedule.*

- ---------------
         *       Filed herewith

       (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992 (Registration No. 33-47439).

       (2) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).

       (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 24, 1993 (Registration No.
                 33-69360).

       (4) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

       (5) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).

       (6) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.

       (7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

       (8) Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995 (Registration Statement No. 33-80037).

       (P) Filed in paper under cover of Form SE pursuant to Rule 202 of Regulation S-T under the Securities Act of 1933.

          +      Management contract or compensatory plan.