Form 10-K/A
period 1996-06-30
ESCALON MEDICAL CORP
filed 1996-10-25
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
(Mark One)
/  X  /      Annual report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the fiscal year ended  JUNE 30, 1996
                                       -------------------

                                       or

/     /      Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934

           For the transition period from              to
                                          ------------    -----------

                        COMMISSION FILE NUMBER   0-20127

                             ESCALON MEDICAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                  California                                                   33-0272839
          (State or other jurisdiction of                                   (I.R.S. Employer
          incorporation or organization)                                    Identification No.)

               182 Tamarack Circle
               Skillman, New Jersey                                            08558
         (Address of principal executive offices)                           (Zip Code)

        Registrant's telephone number, including area code 609-497-9141

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               Title of each class:                                            Name of each exchange on which registered:
                     None                                                                             None
------------------------------------------------                               ------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, without par value
               ----------------------------------------------------
 Class A Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value
               ----------------------------------------------------
 Class B Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value
               ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:   YES  X       NO
                                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $6,479,534. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 23, 1996. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 23, 1996 was 10,518,814.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        This amendment to the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") amends and modifies the 1996 Form 10-K only to reflect the filing of exhibits 10.35, 10.36 and 10.37 by confirming electronic copy.

Financial Statements

        See Index to Financial Statements at page F-1 of the 1996 Form 10-K.

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

Exhibits

        The following is a list of exhibits filed as part of the 1996 Form 10-K. This exhibit list is being amended to reflect the filing of exhibits 10.35, 10.36 and 10.37 by confirming electronic copy. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

   2.1           Assets Sale and Purchase Agreement between Registrant and Escalon Ophthalmics, Inc., dated
                 October 9, 1995. (8)
   3.1   (a)     Restated Articles of Incorporation of Registrant. (9)
         (b)     Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November 8,
                 1993. (9)
         (c)     Certificate of Amendment of Restated Articles of Incorporation of Registrant dated February 12,
                 1996. (9)
   3.2           Amended and Restated Bylaws of Registrant. (1)
   4.1           Form of Class A Redeemable Common Stock Purchase Warrants. (4)
   4.2           Form of Class B Redeemable Common Stock Purchase Warrants. (4)
   4.3           Form of Class C Common Stock Purchase Warrants. (4)
   4.4           Form of Underwriters Class A Common Stock Purchase Warrants. (4)
   4.5           Form of Underwriters Class B Common Stock Purchase Warrants. (4)
   4.6   (a)     Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (4)
         (b)     Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (6)
         (c)     Amendment to Warrant Agreement between Registrant and American Stock Transfer Company. (7)
  10.1   (a)     1988 Stock Option Plan of Registrant. (1)
         (b)     Form of Nonqualified Stock Option Agreement of Registrant under the 1988 Stock Option Plan. (1)
         (c)     Form of Incentive Stock Option Agreement of Registrant under the 1988 Stock Option Plan. (1)
  10.2   (a)     1989 Stock Option Plan of Registrant. (1)

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

  10.25          Distribution Agreement dated May 28, 1993, between Registrant and KOWA Company, Ltd. (3)
  10.26          Employment Agreement dated August 26, 1993, between Registrant and Edward M. Lake. (4) +
  10.27          Non-Qualified Unit Option Agreement. (4)
  10.28          Underwriting Agreement between the Registrant and the Underwriter. (4)
  10.29          Unit Purchase Option between the Registrant and the Underwriter. (4)
  10.30          Consulting Agreement dated May 13, 1991, between the Company and Carmen A. Puliafito,  M.D. (4)
  10.31          Letter Agreement respecting the employment of S. Michael Sharp dated February 16, 1994. (7)+
  10.32          Consulting Agreement entered into between the Registrant and Mark G. Speaker, M.D., Ph.D. dated as of December
                 1, 1993. (6)
  10.33          Registration Rights Agreement between Registrant and Genentech, Inc. dated as of February 12,
                 1996. (9)
  10.34          Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12, 1996. (9)
  10.35          Employment Agreement between Registrant and Sterling C. Johnson dated April 30, 1989, as amended as of January 1, 1991 and as further amended as of January 1, 1995. (CE)+*
  10.36          Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of January 15, 1995 and as further amended on September 12, 1995. (CE)+*
  10.37          Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (CE)+*
  10.38          Distribution and License Agreement between Registrant and The Purdue Frederick Company dated
                 August 31, 1995. (P)(9)
  10.39          Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und
                 Medizintechnische Gesellschaft Mbh dated January 1, 1990, as amended January 26, 1993 and as further amended May 17, 1993. (P)(9)
  10.40          Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8,
                 1992, as amended September 8, 1995. (P)(9)
  10.41          Joint Marketing Agreement between Registrant and Akorn, Inc. dated June 23, 1993. (P)(9)
  10.42          Research and Development Agreement between Registrant and The West Company, Incorporated dated
                 April 3, 1995. (P)(9)
  10.43          Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of
                 July  7, 1995. (P)(9)
  23.1           Consent of Ernst & Young LLP, independent auditors. (9)
  27.1           Financial Data Schedule. (9)
---------------
         *       Filed herewith

       (1)       Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992
                 (Registration No. 33-47439).
       (2)       Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on
                 Form S-1 dated August 20, 1992 (Registration No. 33-47439).
       (3)       Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 24, 1993 (Registration No.
                 33-69360).
       (4)       Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated
                 November 9, 1993 (Registration No. 33-69360).
       (5)       Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number
                 33-80162).
       (6)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1994.

       (7)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.
       (8)       Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995
                 (Registration Statement No. 33-80037).
       (9)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.
       (P)       Filed in paper under cover of Form SE pursuant to Rule 202 of Regulation S-T under the Securities
                 Act of 1933.
      (CE)       Confirming electronic copy of document that was filed (as an exhibit to the Company's Form 10-K for the year ended June 30, 1996) in paper under cover of Form SE pursuant to Rule 202 of
                 Regulation S-T under the Securities Act of 1933.

          +      Management contract or compensatory plan.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ESCALON MEDICAL CORP.
                                 (Registrant)

Dated:  October 24, 1996

                                 By:  /s/JOHN T. RICH
                                      ------------------------------------------
                                      John T. Rich
                                      Vice President, Finance and Administration

                                 EXHIBIT INDEX


Exhibit No.                                                  Description
-----------                                                  -----------
2.1                  Assets Sale and Purchase Agreement between Registrant and Escalon Ophthalmics, Inc., dated October 9, 1995. (8)
3.1    (a)           Restated Articles of Incorporation of Registrant. (9)
       (b)           Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November 8, 1993. (9)
       (c)           Certificate of Amendment of Restated Articles of Incorporation of Registrant dated February 12, 1996. (9)
3.2                  Amended and Restated Bylaws of Registrant. (1)
4.1                  Form of Class A Redeemable Common Stock Purchase Warrants. (4)
4.2                  Form of Class B Redeemable Common Stock Purchase Warrants. (4)
4.3                  Form of Class C Common Stock Purchase Warrants. (4)
4.4                  Form of Underwriters Class A Common Stock Purchase Warrants. (4)
4.5                  Form of Underwriters Class B Common Stock Purchase Warrants. (4)
4.6    (a)           Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (4)
       (b)           Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (6)
       (c)           Amendment to Warrant Agreement between Registrant and American Stock Transfer Company. (7)
10.1   (a)           1988 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1988 Stock Option Plan.(1)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1988 Stock Option Plan. (1)
10.2   (a)           1989 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1989 Stock Option Plan.(1)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1989 Stock Option Plan. (1)
10.3   (a)           1990 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1990 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1990 Stock Option Plan. (1)
10.4   (a)           1991 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1991 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1991 Stock Option Plan. (1)
10.5   (a)           1992 Stock Option Plan of Registrant. (1)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1992 Stock Option Plan. (1)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1992 Stock Option Plan. (1)
10.6   (a)           1993 Stock Option Plan of Registrant. (5)
       (b)           Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (5)
       (c)           Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (5)

Exhibit No.                                                  Description
-----------                                                  -----------
10.7                 Series D Preferred Stock Purchase Agreement dated January 17, 1992. (1)
10.8                 Amendment No. 1 to Series D Preferred Stock Purchase Agreement dated March 6, 1992. (1)
10.9   (a)           Registration Rights Agreement dated as of January 17, 1992, among Registrant; Stuart I. Brown, M.D.; Josef F.
                     Bille, Ph.D.; and the Purchasers of Preferred Stock of Registrant pursuant to Preferred Stock Purchase
                     Agreements. (1)
       (b)           Amendment No. 1 to Registration Rights Agreement dated as of March 6, 1992. (1)
       (c)           Amendment No. 2 to Registration Rights Agreement dated as of April 24, 1992. (1)
       (d)           Waiver and Consent dated June 8, 1992. (3)
10.10                Proprietary Information and Patent Royalty Agreement dated January 13, 1989, between Registrant and Shui T.
                     Lai. (1)
10.11                Manufacturing Agreement dated March 12, 1990, between Registrant and Carl-Zeiss-Stiftung. (1)
10.12                LTS License Agreement dated April 6, 1990, between Registrant and Heidelberg Instruments, GmbH. (1)
10.13                Distributor Agreement dated November 30, 1990, between Registrant and Europhtalmica. (1)
10.14                Rescission and Stock Option Agreement dated August 2, 1989, between Registrant and David J. Schanzlin, M.D., assigned by Assignment dated October 1990, from Dr. Schanzlin to Bethesda Eye Institute. (1)
10.15                Stock Option Agreement dated January 22, 1992, between Registrant and Shiley Eye Center. (1)
10.16                Consultant Agreement dated December 13, 1994, between Registrant and Carmen A. Puliafito, M.D. (7)
10.17                Independent Contractor Agreement dated March 1, 1988, between Registrant and Josef F. Bille, Ph.D., as amended by Amendment to Independent Contractor Agreement dated as of February 28, 1990. (1)
10.18                Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)
10.19                Research Agreement dated July 6, 1989, between Registrant and Bethesda Eye Institute. (1)
10.20                Form of Proprietary Information Agreement. (1)
10.21                Consulting Agreement dated June 17, 1993, between Registrant and Forster Systems Engineering. (3)
10.22                Distribution Agreement dated July 27, 1993, between Registrant and ASKIN & Co. (3)
10.23                Distribution Agreement dated April 15, 1992, between Registrant and Designs for Vision. (3)
10.24                Distribution Agreement between Registrant and Sigmacon (Canada) Ltd. (3)
10.25                Distribution Agreement dated May 28, 1993, between Registrant and KOWA Company, Ltd. (3)
10.26                Employment Agreement dated August 26, 1993, between Registrant and Edward M. Lake. (4) +
10.27                Non-Qualified Unit Option Agreement. (4)
10.28                Underwriting Agreement between the Registrant and the Underwriter. (4)
10.29                Unit Purchase Option between the Registrant and the Underwriter. (4)
10.30                Consulting Agreement dated May 13, 1991, between the Company and Carmen A. Puliafito, M.D. (4)
10.31                Letter Agreement respecting the employment of S. Michael Sharp dated February 16, 1994. (7)+
10.32                Consulting Agreement entered into between the Registrant and Mark G. Speaker, M.D., Ph.D. dated as of December
                     1, 1993. (6)
10.33                Registration Rights Agreement between Registrant and Genentech, Inc. dated as of February 12, 1996. (9)

Exhibit No.                                                  Description
-----------                                                  -----------
10.34                Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12, 1996. (9)
10.35                Employment Agreement between Registrant and Sterling C. Johnson dated April 30, 1989, as amended as of January
                     1, 1991 and as further amended as of January 1, 1995. (CE)+*
10.36                Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of January 15,
                     1995 and as further amended on September 12, 1995. (CE)+*
10.37                Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (CE)+*
10.38                Distribution and License Agreement between Registrant and The Purdue Frederick Company dated August 31, 1995.
                     (P)(9)
10.39                Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und Medizintechnische
                     Gesellschaft Mbh dated January 1, 1990, as amended January 26, 1993 and as further amended May 17, 1993. (P)(9)
10.40                Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8, 1992, as amended September 8, 1995. (P)(9)
10.41                Joint Marketing Agreement between Registrant and Akorn, Inc. dated June 23, 1993. (P)(9)
10.42                Research and Development Agreement between Registrant and The West Company, Incorporated dated April 3, 1995.
                     (P)(9)
10.43                Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of July 7, 1995.
                     (P)(9)
23.1                 Consent of Ernst & Young LLP, independent auditors. (9)
27.1                 Financial Data Schedule. (9)
---------------
         *       Filed herewith

       (1)       Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992
                 (Registration No. 33-47439).
       (2)       Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on
                 Form S-1 dated August 20, 1992 (Registration No. 33-47439).
       (3)       Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 24, 1993 (Registration No.
                 33-69360).
       (4)       Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated
                 November 9, 1993 (Registration No. 33-69360).
       (5)       Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number
                 33-80162).
       (6)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1994.
       (7)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.
       (8)       Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995
                 (Registration Statement No. 33-80037).
       (9)       Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.
       (P)       Filed in paper under cover of Form SE pursuant to Rule 202 of Regulation S-T under the Securities
                 Act of 1933.
      (CE)       Confirming electronic copy of document that was filed (as an exhibit to the Company's Form 10-K for the year ended June 30, 1996) in paper under cover of Form SE pursuant to Rule 202 of
                 Regulation S-T under the Securities Act of 1933.

          +      Management contract or compensatory plan.