Form 10-Q
period 1996-09-30
ESCALON MEDICAL CORP
filed 1996-11-12
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                           Commission File No. 0-20127

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)

         California                                              33-0272839
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                               182 Tamarack Circle
                               Skillman, NJ 08558
                                  (609)497-9141
                        (Address, including zip code, and
                     telephone number, including area code,
                  of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: November 1, 1996           10,518,814 Shares of Common Stock, no par value

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             PAGE

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets as of June 30, 1996
                  and September 30, 1996                                      3

                  Condensed Statements of Operations for the
                  Three Months Ended September 30, 1995 and 1996              4

                  Condensed Statements of Cash Flows for the
                  Three Months Ended September 30, 1995 and 1996              5

                  Notes to Condensed Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           10

         Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                    11

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS

                                                                         JUNE 30,          SEPTEMBER 30,
                                                                           1996                1996
                                                                       ------------        ------------
                                     ASSETS                                                 (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                         $  2,584,503        $  2,189,405
     Investments                                                            795,970             795,970
     Accounts receivable, net                                               735,910             818,594
     Inventories, net                                                       669,996             672,992
     Other current assets                                                    80,891              79,908
                                                                       ------------        ------------
                     Total current assets                                 4,867,270           4,556,869

Furniture and equipment, at cost, net                                       172,092             166,087
License and distribution rights, net                                      2,074,990           2,016,500
Patents, net                                                                446,995             451,257
Goodwill, net                                                             3,959,055           3,856,346
Other assets                                                                 79,494              82,071
                                                                       ------------        ------------

                                                                       $ 11,599,896        $ 11,129,130
                                                                       ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of capital lease obligations                      $      7,510        $      6,620
     Accounts payable                                                       653,871             514,840
     Accrued and other liabilities                                          451,858             470,187
                                                                       ------------        ------------
                     Total current liabilities                            1,113,239             991,647
                                                                       ------------        ------------

Long term capital lease obligations                                           3,235               2,247
                                                                       ------------        ------------
Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares authorized;
       10,518,814 shares issued and outstanding at June 30, 1996
       and September 30, 1996                                            44,645,440          44,645,440
     Accumulated deficit                                                (34,162,018)        (34,510,204)
                                                                       ------------        ------------
                     Total shareholders' equity                          10,483,422          10,135,236
                                                                       ------------        ------------

                                                                       $ 11,599,896        $ 11,129,130
                                                                       ============        ============

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                       1995              1996
                                                   ----------        -----------
Product revenues                                   $       --        $ 1,435,223

Costs and Expenses:
     Cost of goods sold                                    --            720,989
     Research and development                         500,991            333,790
     Marketing, general and administrative            480,018            773,612
                                                   ----------        -----------

              Total costs and expenses                981,009          1,828,391
                                                   ----------        -----------

Loss from operations                                 (981,009)          (393,168)
                                                   ----------        -----------
Other Income and Expenses:
     Interest income                                   78,862             45,430
     Interest expense                                      --               (448)
                                                   ----------        -----------

              Total other income and expense           78,862             44,982
                                                   ----------        -----------

Net loss                                           $ (902,147)       $  (348,186)
                                                   ==========        ===========

Net loss per share                                 $    (0.16)       $     (0.03)
                                                   ==========        ===========
Shares used in computation of net
   loss per share                                   5,762,000         10,518,814
                                                   ==========        ===========

                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1995              1996
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (902,147)       $ (348,186)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                        134,156           184,796
          Amortization of deferred compensation                                 16,344                --
          Write off of patents                                                  25,000                --
          Net gain on sale of furniture and equipment                               --            (2,680)
          Change in current assets and liabilities
             (Increase) decrease in accounts receivable                             --           (82,684)
             (Increase) decrease in inventories                                 80,160            (2,996)
             (Increase) decrease in other current assets                        (5,181)            8,179
             Increase (decrease) in accounts payable, accrued
                and other liabilities                                          136,439          (120,702)
                                                                            ----------        ----------
                Net cash used in operating activities                         (515,229)         (364,273)
                                                                            ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                      1,930,954                --
     Purchase of  furniture and equipment                                           --           (15,456)
     Proceeds from sale of  furniture and equipment                                 --             5,400
     Other assets                                                             (116,575)           (9,773)
     Patent costs                                                               (3,825)           (9,118)
                                                                            ----------        ----------
                Net cash provided from (used in) investing activities        1,810,554           (28,947)
                                                                            ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                                 32,939                --
     Principal payments under capital lease obligations                             --            (1,878)
                                                                            ----------        ----------
                Net cash provided from (used in) financing activities           32,939            (1,878)
                                                                            ----------        ----------

                Net increase (decrease) in cash and cash equivalents         1,328,264          (395,098)
Cash and cash equivalents, beginning of period                               3,518,410         2,584,503
                                                                            ----------        ----------

Cash and cash equivalents, end of period                                    $4,846,674        $2,189,405
                                                                            ==========        ==========


                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 30, 1996 are not indicative of the results that may be expected for the fiscal year ended June 30, 1997.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.  PER SHARE INFORMATION

         Per share data has been computed using the weighted average number of shares outstanding. Common share equivalents issuable upon exercise of outstanding stock options and warrants have been excluded from the computation as their effect would be anti-dilutive.

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                 JUNE 30, 1996     SEPTEMBER 30, 1996
                                                 -------------     ------------------
              Raw materials/work in process       $  623,460            $  630,279
              Finished goods                         643,915               640,092
                                                  ----------            ----------
                                                   1,267,375             1,270,371
              Valuation allowance                   (597,379)             (597,379)
                                                  ----------            ----------
                                                  $  669,996            $  672,992
                                                  ==========            ==========

4.  CONTINGENCIES

Litigation

         As previously reported in reports previously filed with the Securities and Exchange Commission, on April 3, 1995, the Company was served with a pleading entitled Amended Consolidated Class Action Complaint in an action captioned In Re Blech Securities Litigation, 94 Civ. 9696, which was filed in the United States

District Court for the Southern District of New York on or about March 28, 1995. On June 6, 1996, the court granted in part and denied in part motions by the Company and certain of the other defendants to dismiss the complaint which dismissed all claims against the Company. On July 26, 1996, the plaintiffs filed an amended complaint. The amended complaint does not name the Company as a defendant.

         On or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation. The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Section 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the Offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to appeal. On October 10, 1996, the court heard oral arguments on the motion for permission to appeal and a decision is pending.

         The Company believes it has meritorious defenses and intends to vigorously defend the Kozloski litigation. Regardless of the outcome, the Company could be required to incur substantial expense in defending this lawsuit.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

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

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1995 and 1996

         Product revenues increased to $1,435,223 for the three-month period ended September 30, 1996. There were no revenues for the same interim period ended September 30, 1995. Product revenues for the three-month period ended September 30, 1996 relate directly to the EOI acquisition as there were no laser system sales during this period. The Company's ability to sell its laser systems in the U.S. is subject to certain Food and Drug Administration ("FDA") limitations based on the status of the Company's various clinical trials. International sales of its laser systems, while not directly limited by the FDA, are also indirectly impacted by the status of these U.S. clinical trials. In addition, the Company has reduced the size of its laser operations workforce in order to preserve working capital. Given these factors, it is not likely that laser sales volumes will increase until such time as the viability of these various applications are further demonstrated through FDA approvals to advance into later phases of the clinical trials.

         Cost of goods sold totaled $720,989, or 50% of product revenues for the three-month period ended September 30, 1996. The Company recognized no expense for cost of goods sold for the same interim period ended September 30, 1995. The increase in cost of goods sold is attributable to the EOI acquisition and as such any gross margin analysis between interim periods would not be meaningful.

         Research and development expenses decreased $167,201 or 33% for the three-month period ended September 30, 1996 compared to the same three-month period ended September 30, 1995. Research and development expenses associated with the Company's laser operations decreased $321,145 offset by expenditures of $153,944 associated with the Company's surgical products and pharmaceutical/drug delivery research and development programs acquired from EOI. The reduction in laser research and development expenses is a direct result of a reduction in workforce and other cost reduction programs implemented during the fiscal year ended June 30, 1996 in connection with the Company's change in focus of its operations. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

         Marketing and general and administrative expenses increased $293,594 or 61% for the three-month period ended September 30, 1996 compared to the same period ended September 30, 1995. This increase relates primarily to (i) marketing and general and administrative operations associated with the EOI acquisition; (ii) legal fees associated with the Company's ongoing litigation; and (iii) offset by decreases in laser operations personnel, travel and marketing related costs, associated with the aforementioned workforce and other cost reduction programs.

         Interest income decreased to $45,430 for the three-month period ended September 30, 1996 from $78,862 for the same three-month period ended September 30, 1995. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and cash equivalents of $2,189,405 as compared to $2,584,503 at June 30, 1996. The Company's short-term investments at September 30, 1996 and June 30, 1996 were $795,970. The net decrease in cash and cash equivalents of $395,098 relates primarily to the loss from operations.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the fiscal year ending June 30, 1997. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical/drug delivery and laser operations.

         Pursuant to a collaborative research and development agreement relating to the Company's drug delivery technology, the Company has committed to pay $250,000 during fiscal year 1997. During the three-month period ended September 30, 1996, approximately $60,000 of such commitment was paid. Other significant expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II. Item 1. Legal Proceedings."

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 4 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                27   Financial Data Schedule

         (b)    Reports on Form 8-K:

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ESCALON MEDICAL CORP.
                                       (Registrant)



DATE:   November 5, 1996         By:  /s/ Sterling C. Johnson
                                      ------------------------------------------
                                      Sterling C. Johnson
                                      President and Chief Executive Officer


DATE:   November 5, 1996         By:  /s/ John T. Rich
                                      ------------------------------------------
                                      John T. Rich

                                      Vice President Finance and Administration
                                      (Principal Financial and Accounting
                                      Officer) and Assistant Secretary