Form 10-Q
period 1996-12-31
ESCALON MEDICAL CORP
filed 1997-02-11
CIK 862668

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

               (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               ------  ------

                          Commission File No. 0-20127


                             ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)


          California                                            33-0272839
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                              182 Tamarack Circle
                              Skillman, NJ  08558
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


                              Yes    X      No
                                  -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Date: February 4, 1997                        10,518,814 Shares of Common Stock, no par value
      ----------------                        ----------

                             ESCALON MEDICAL CORP.

                                     INDEX

Part I.  FINANCIAL INFORMATION                                                                        PAGE
         Item 1. Condensed Financial Statements

                 Condensed Balance Sheets as of June 30, 1996
                 and December 31, 1996                                                                   3

                 Condensed Statements of Operations for the
                 Three Months Ended and Six Months Ended
                 December 31, 1995 and 1996                                                              4

                 Condensed Statements of Cash Flows for the
                 Six Months Ended December 31, 1995 and 1996                                             5

                 Notes to Condensed Financial Statements                                                 6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     8

Part II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                                                       10

         Item 4. Submission of Matters to a Vote of Security Holders                                     10

         Item 6. Exhibits and Reports on Form 8-K                                                        10

SIGNATURES                                                                                               11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                             ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS


                                                                           JUNE 30,      DECEMBER 31,
                                                                             1996            1996
                                                                        -------------   -------------
                                ASSETS                                                   (UNAUDITED)
                                ------
Current Assets:
     Cash and cash equivalents                                          $  2,584,503    $  2,118,834
     Investments                                                             795,970         522,681
     Accounts receivable, net                                                735,910         635,472
     Inventories, net                                                        669,996         793,969
     Other current assets                                                     80,891          56,087
                                                                        -------------   -------------
                     Total current assets                                  4,867,270       4,127,043

Furniture and equipment, at cost, net                                        172,092         151,548
License and distribution rights, net                                       2,074,990       1,947,927
Patents, net                                                                 446,995         464,254
Goodwill, net                                                              3,959,055       3,753,051
Other assets                                                                  79,494          64,353
                                                                        -------------   -------------

                                                                        $ 11,599,896    $ 10,508,176
                                                                        =============   =============
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
     Current portion of capital lease obligations                       $      7,510    $      5,470
     Accounts payable                                                        653,871         564,638
     Accrued and other liabilities                                           451,858         380,710
                                                                        -------------   -------------
                     Total current liabilities                             1,113,239         950,818
                                                                        -------------   -------------

Long term capital lease obligations                                            3,235           1,220
                                                                        -------------   -------------

Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares authorized;
       10,518,814 shares issued and outstanding at June 30, 1996
       and December 31, 1996                                              44,645,440      44,645,440
     Accumulated deficit                                                 (34,162,018)    (35,089,302)
                                                                        -------------   -------------
                     Total shareholders' equity                           10,483,422       9,556,138
                                                                        -------------   -------------

                                                                        $ 11,599,896    $ 10,508,176
                                                                        =============   =============


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

                             ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       DECEMBER 31,                        DECEMBER 31,
                                               -----------------------------       ------------------------------
                                                   1995             1996               1995              1996
                                               -----------      ------------       ------------     -------------
Product revenues                               $      - -       $ 1,285,868        $       - -      $  2,721,090

Costs and Expenses:
     Cost of goods sold                               - -           654,607                - -         1,375,597
     Research and development                     488,476           305,837            989,467           639,627
     Marketing, general and administrative        322,687           942,232            802,705         1,715,842
                                               -----------      ------------       ------------     -------------

              Total costs and expenses            811,163         1,902,676          1,792,172         3,731,066
                                               -----------      ------------       ------------     -------------

Loss from operations                             (811,163)         (616,808)        (1,792,172)       (1,009,976)
                                               -----------      ------------       ------------     -------------

Other Income and Expenses:
     Interest income                               73,983            38,108            152,845            83,538
     Interest expense                                 - -              (398)               - -              (846)
                                               -----------      ------------       ------------     -------------

              Total other income and expense       73,983            37,710            152,845            82,692
                                               -----------      ------------       ------------     -------------

Net loss                                       $ (737,180)      $  (579,098)       $(1,639,327)     $   (927,284)
                                               ===========      ============       ============     =============

Net loss per share                             $    (0.13)      $     (0.06)       $     (0.28)     $      (0.09)
                                               ===========      ============       ============     =============

Shares used in computation of net
   loss per share                               5,770,000        10,518,814          5,766,000        10,518,814
                                               ===========      ============       ============     =============


                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                       ---------------------------
                                                                           1995           1996
                                                                       ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(1,639,327)    $ (927,284)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                    266,064        376,003
          Amortization of deferred compensation                             16,344            - -
          Write off of patents                                              67,604            - -
          Net gain on sale of furniture and equipment                          - -         (2,680)
          Change in current assets and liabilities
             (Increase) decrease in accounts receivable                        - -        100,438
             (Increase) decrease in inventories                            138,698       (123,973)
             (Increase) decrease in other current assets                    78,413         34,214
             Increase (decrease) in accounts payable, accrued
                and other liabilities                                      604,004       (160,381)
                                                                       ------------    -----------
                Net cash used in operating activities                     (468,200)      (703,663)
                                                                       ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                  3,017,396        273,289
     Purchase of  furniture and equipment                                      - -        (18,592)
     Proceeds from sale of  furniture and equipment                          7,904          5,400
     Other assets                                                              - -          5,731
     Patent costs                                                          (18,880)       (23,779)
                                                                       ------------    -----------
                Net cash provided from investing activities              3,006,420        242,049
                                                                       ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                             32,939            - -
     Payments of deferred acquisition costs                               (623,877)           - -
     Principal payments under capital lease obligations                        - -         (4,055)
                                                                       ------------    -----------
                Net cash used in financing activities                     (590,938)        (4,055)
                                                                       ------------    -----------

                Net increase (decrease) in cash and cash equivalents     1,947,282       (465,669)
Cash and cash equivalents, beginning of period                           3,518,410      2,584,503
                                                                       ------------    -----------

Cash and cash equivalents, end of period                               $ 5,465,692     $2,118,834
                                                                       ============    ===========



                  See notes to condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three-month and six-month periods ended December 31, 1996 are not indicative of the results that may be expected for the fiscal year ended June 30, 1997.

         For more complete financial information, the accompanying financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

2.  PER SHARE INFORMATION

         Per share data has been computed using the weighted average number of shares outstanding. Common share equivalents issuable upon exercise of outstanding stock options and warrants have been excluded from the computation as their effect would be anti-dilutive.

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                            JUNE 30, 1996          DECEMBER 31, 1996
                                                            -------------          -----------------
         Raw materials/work in process                      $   623,460               $   648,153
         Finished goods                                         643,915                   743,195
                                                            ------------              ------------
                                                              1,267,375                 1,391,348
         Valuation allowance                                   (597,379)                 (597,379)
                                                            ------------              -----------
                                                            $   669,996               $   793,969
                                                            ============              ============

4.  CONTINGENCIES

Litigation

         As previously reported in reports previously filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to and which was most recently reported in the Company's Form 10-Q for the quarter ended September 30, 1996). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of
Section 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the Offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to take an immediate appeal. On January 16, 1997, the motion was denied, and on January 22, 1997, a scheduling order was issued directing that discovery and motions be completed by April 23, 1997 and the case ready for trial by April 30, 1997.

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

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system and continues to seek a collaborative partner to aid in the development of its ophthalmic laser program. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of the acquisition, the Company is no longer in the development stage for financial reporting purposes.

         The Company expects that operating losses will continue as the Company continues research and development relating to the application of its various laser and drug delivery technologies and until product sales generate sufficient revenues to fund its continuing operations.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; and (ii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Three and Six-Month Periods Ended December 31, 1995 and 1996

         Product revenues increased to $1,285,868 and $2,721,090 for the three-month and six-month periods ended December 31, 1996. There were no
revenues for the same interim periods ended December 31, 1995.   Product
revenues for the three-month and six-month periods ended December 31, 1996 relate directly to the product lines acquired from EOI as there were no laser system sales during these interim periods. The Company's ability to sell its laser systems in the U.S. is subject to certain Food and Drug Administration ("FDA") limitations based on the status of the Company's various clinical trials. International sales of its laser systems, while not directly limited by the FDA, are also indirectly impacted by the status of these U.S. clinical trials. In addition, the Company has reduced the size of its laser operations workforce in order to preserve working capital. Given these factors, it is not likely that laser sales volumes will increase until such time as the viability of these various applications are further demonstrated through FDA approvals to advance into later phases of the clinical trials.

         Cost of goods sold totaled $654,607 or 50.9% of product revenues for the three-month period ended December 31, 1996. For the six-month period ended December 31, 1996, cost of goods totaled $1,375,597 or 50.6% of product revenues. The Company recognized no expense for cost of goods sold for the same interim periods ended December 31, 1995. The increase in cost of goods sold is attributable to the EOI acquisition and as such any gross margin analysis between interim periods would not be meaningful.

         Research and development expenses decreased $182,639 or 37% for the three-month period ended December 31, 1996 compared to the same three-month period ended December 31, 1995, and decreased $349,840 or 35% for the six-month period ended December 31, 1996 as compared to the same interim period ended December 31, 1995. For both the three and six-month periods ended December 31, 1996, the decrease in research and development expenses relates to a decrease in the Company's overall laser operations offset partially by expenditures associated with the Company's surgical products and pharmaceutical/drug delivery research and development programs acquired from EOI. The reduction in laser research and development expenses is a direct result of a reduction in workforce and other cost reduction programs implemented during the fiscal year ended June 30, 1996 in connection with the Company's change in focus of its operations. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

         Marketing and general and administrative expenses increased $619,545 or 192% for the three-month period ended December 31, 1996 compared to the same three-month period ended December 30, 1995, and increased $913,137 or 114% for the six-month period ended December 31, 1996 as compared to the same interim period ended December 31, 1995. This increase relates primarily to (i) marketing and general and administrative operations associated with the EOI acquisition; (ii) legal fees associated with the Company's ongoing litigation; and (iii) offset by decreases in laser operations personnel, travel and marketing related costs, associated with the aforementioned cost reduction programs.

         Interest income decreased to $38,108 and $83,538 for the three and six-month periods ended December 31, 1996 from $73,983 and $152,845 for the same three and six-month periods ended December 31, 1995. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash and cash equivalents of $2,118,834 as compared to $2,584,503 at June 30, 1996. The Company's short-term investments at December 31, 1996 and June 30, 1996 were $522,681 and $795,970, respectively. The net decrease in cash and cash equivalents of $465,669 relates primarily to the loss from operations, offset by the decrease in short-term investments due to normally occurring maturities.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the fiscal year ending June 30, 1997. In the longer term, however, the Company anticipates seeking corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with the development of its surgical products, pharmaceutical/drug delivery and laser operations.

         Pursuant to a collaborative research and development agreement relating to the Company's drug delivery technology, the Company has committed to pay $250,000 to its research partner during fiscal year 1997. As of December 31, 1996, $120,000 of such commitment was paid. Other significant expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II. Item 1. Legal Proceedings."

        CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report and any documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's litigation matters, the Company's expected results of operations, (including its expected sales volume), the Company's liquidity and capital resources and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this reports are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 4 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on December 10, 1996. At the meeting, the shareholders of the Company voted to elect Sterling
C. Johnson, Richard J. DePiano, Jack M. Dodick, MD, Jay L. Federman, MD, and Robert J. Kunze as directors of the Company, each person to serve until the next Annual Meeting or until his earlier resignation or removal.

         The shareholders of the Company also voted to approve and adopt an amendment to the Company's 1993 Stock Option Plan to (i) increase the number of authorized shares of Common Stock subject to the Plan by 250,000 to 500,000;
(ii) reflect the Company's change of name from Intelligent Surgical Lasers, Inc. to Escalon Medical Corp.; and (iii) incorporate recent changes from the Securities and Exchange Commission's rules relating to the administration of stock option plans. The proposal was approved as presented with 9,296,947 votes cast in favor of approval, 188,928 votes cast against approval, 39,872 votes abstaining and 640,415 broker non-votes.

         The shareholders of the Company also voted to ratify the selection by the Board of Directors of the accounting firm of Ernst & Young LLP as the independent auditors for the Company for its fiscal year ending June 30, 1997. The proposal was approved as presented with 10,144,232 votes cast in favor of approval, 7,380 votes cast against approval and 14,550 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 27       Financial Data Schedule

         (b) Reports on Form 8-K
                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ESCALON MEDICAL CORP.
                                        (Registrant)



DATE:   February 10, 1997            By:      /s/ Sterling C. Johnson
                                              ----------------------------------
                                              Sterling C. Johnson
                                              President and Chief Executive
                                              Officer





DATE:   February 10, 1997            By:      /s/ John T. Rich
                                              ----------------------------------
                                              John T. Rich
                                              Vice President Finance and
                                              Administration
                                              (Principal Financial and
                                              Accounting Officer) and Secretary