Form 10-Q
period 1997-03-31
ESCALON MEDICAL CORP
filed 1997-05-13
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Date: May 6, 1997               10,517,519 Shares of Common Stock, no par value

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                    PAGE

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets as of June 30, 1996
                  and March 31, 1997                                                3

                  Condensed Statements of Operations for the
                  Three Months Ended and Nine Months Ended
                  March 31, 1996 and 1997                                           4

                  Condensed Statements of Cash Flows for the
                  Nine Months Ended March 31, 1996 and 1997                         5

                  Notes to Condensed Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                 10

         Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                          11

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS

                                                                                         June 30,            March 31,
                                                                                           1996                1997
                                                                                       ------------        ------------
                                 ASSETS                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                                         $  2,584,503        $  1,973,252
     Investments                                                                            795,970             285,863
     Accounts receivable, net                                                               735,910             610,936
     Inventories, net                                                                       669,996             857,356
     Other current assets                                                                    80,891              38,249
                                                                                       ------------        ------------
                     Total current assets                                                 4,867,270           3,765,656

Furniture and equipment, at cost, net                                                       172,092             136,686
License and distribution rights, net                                                      2,074,990           1,879,354
Patents, net                                                                                446,995             465,064
Goodwill, net                                                                             3,959,055           3,649,758
Other assets                                                                                 79,494              14,353
                                                                                       ------------        ------------

                                                                                       $ 11,599,896        $  9,910,871
                                                                                       ============        ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                                      $      7,510        $      3,935
     Accounts payable                                                                       653,871             449,663
     Accrued and other liabilities                                                          451,858             330,768
                                                                                       ------------        ------------
                     Total current liabilities                                            1,113,239             784,366
                                                                                       ------------        ------------

Long term capital lease obligations                                                           3,235                --
                                                                                       ------------        ------------

Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares authorized; 10,518,814 shares issued and outstanding at June 30, 1996
       and March 31, 1997                                                                44,645,440          44,645,440
     Accumulated deficit                                                                (34,162,018)        (35,518,935)
                                                                                       ------------        ------------
                     Total shareholders' equity                                          10,483,422           9,126,505
                                                                                       ------------        ------------

                                                                                       $ 11,599,896        $  9,910,871
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

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                        Nine Months Ended
                                                              March 31,                                March 31,
                                                   --------------------------------        --------------------------------
                                                       1996                1997                1996                1997
                                                   ------------        ------------        ------------        ------------

Product revenues                                   $    964,424        $  1,368,192        $    964,424        $  4,089,282

Costs and Expenses:
     Cost of goods sold                                 482,901             672,830             482,901           2,048,427
     Research and development                           537,402             296,307           1,526,869             935,934
     Marketing, general and administrative              970,500             858,112           1,773,206           2,573,954
     Acquired research and development                1,000,000                --             1,000,000                --
                                                   ------------        ------------        ------------        ------------

              Total costs and expenses                2,990,803           1,827,249           4,782,976           5,558,315
                                                   ------------        ------------        ------------        ------------

Loss from operations                                 (2,026,379)           (459,057)         (3,818,552)         (1,469,033)
                                                   ------------        ------------        ------------        ------------

Other Income and Expenses:
     Interest income                                     58,371              29,744             211,217             113,282
     Interest expense                                    (4,323)               (319)             (4,323)             (1,166)
                                                   ------------        ------------        ------------        ------------

              Total other income and expense             54,048              29,425             206,894             112,116
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (1,972,331)       $   (429,632)       $ (3,611,658)       $ (1,356,917)
                                                   ============        ============        ============        ============

Net loss per share                                 $      (0.24)       $      (0.04)       $      (0.55)       $      (0.13)
                                                   ============        ============        ============        ============

Shares used in computation of net
   loss per share                                     8,273,000          10,518,814           6,596,000          10,518,814
                                                   ============        ============        ============        ============


                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                            ------------------------------
                                                                               1996               1997
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(3,611,658)       $(1,356,917)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                         567,299            570,530
          Amortization of deferred compensation                                  16,344               --
          Write off of patents                                                   78,462               --
          Acquired research and development                                   1,000,000               --
          Net (gain) loss on sale of furniture and equipment                     58,770             (2,541)
          Change in current assets and liabilities
             (Increase) decrease in accounts receivable                          93,026            124,974
             (Increase) decrease in inventories                                 185,447           (187,360)
             (Increase) decrease in other current assets                        (43,646)            49,251
             Increase (decrease) in accounts payable, accrued
                and other liabilities                                        (1,007,777)          (325,298)
                                                                            -----------        -----------
                Net cash used in operating activities                        (2,663,733)        (1,127,361)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                       3,113,396            510,107
     Purchase of furniture and equipment                                        (21,778)           (22,038)
     Proceeds from sale of  furniture and equipment                                --                5,900
     Other assets                                                                70,285             58,532
     Patent costs                                                               (27,142)           (29,581)
     Cash acquired from acquisition of Escalon                                    1,756               --
                                                                            -----------        -----------
                Net cash provided from investing activities                   3,136,517            522,920
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                                  82,463               --
     Principal payments under capital lease obligations                          (1,115)            (6,810)
                                                                            -----------        -----------
                Net cash provided from (used in) financing activities            81,348             (6,810)
                                                                            -----------        -----------

                Net increase (decrease) in cash and cash equivalents            554,132           (611,251)
Cash and cash equivalents, beginning of period                                3,518,410          2,584,503
                                                                            -----------        -----------

Cash and cash equivalents, end of period                                    $ 4,072,542        $ 1,973,252
                                                                            ===========        ===========


                  See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three-month and nine-month periods ended March 31, 1997 are not indicative of the results that may be expected for the fiscal year ended June 30, 1997.

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

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                               JUNE 30, 1996            MARCH 31, 1997
                                                               -------------            --------------

         Raw materials/work in process                          $   623,460             $   664,767
         Finished goods                                             643,915                 789,968
                                                                -----------             -----------
                                                                  1,267,375               1,454,735
         Valuation allowance                                       (597,379)               (597,379)
                                                                -----------             -----------
                                                                $   669,996             $   857,356
                                                                ============            ===========

4.  CONTINGENCIES

Litigation

         As previously reported in reports previously filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to and which was most recently reported in the Company's Form 10-Q for the quarter ended September 30, 1996). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of
Section 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the Offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to take an immediate appeal. On January 16, 1997, the motion was denied. On March 31, 1997, the Court issued Pretrial Order No. 2, which sets January 31, 1998 as the cutoff date for discovery and directs that the case be ready for trial by March 31, 1998. The Pretrial Order No. 2 also provides for certain coordination of discovery in the Kozloski case, related cases making similar allegations arising from other issuers' offerings and In Re Blech Securities Litigation. Discovery has commenced in some of those related actions but is in its preliminary stages.

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

RESULTS OF OPERATIONS

Three and Nine-Month Periods Ended March 31, 1996 and 1997

         Product revenues increased $403,768, or 42%, to $1,368,192 for the three-month period ended March 31, 1997 as compared to $964,424 for the same interim period ended March 31, 1996. For the nine-month period ended March 31, 1997, product revenues increased $3,124,858, or 324%, to 4,089,282 as compared to $964,424 for the same interim period in 1996. Product revenues for both the three and the nine-month periods ended March 31, 1997 relate primarily to the product lines acquired from EOI since the February 12, 1996 acquisition date. Thus, the three and nine-month periods ended March 31, 1996 includes EOI product revenues from February 12, 1996 as compared to the inclusion of product revenues for the full three and nine-month periods ended March 31, 1997.

         Cost of goods sold totaled $672,830, or 49% of product revenues, for the three-month period ended March 31, 1997. For the nine-month period ended March 31, 1997, cost of goods sold totaled $2,048,427, or 50% of product revenues. For the three and nine-month periods ended March 31, 1996, cost of goods sold totaled $482,901, or 50% of product revenues. The overall dollar increase in cost of goods sold for the respective periods relates to the increase in sales noted above. Cost of goods sold as a percentage of sales has remained relatively consistent between periods with the slight decrease in the percentage during the three-month period ended March 31, 1997. This decrease has resulted from the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with one of the Company's major products, AdatoSil 5000 Silicone Oil.

         Research and development expenses decreased $241,095 or 45% for the three-month period ended March 31, 1997 compared to the same three-month period ended March 31, 1996, and decreased $590,935 or 39% for the nine-month period ended March 31, 1997 as compared to the same interim period ended March 31, 1996. For both the three and nine-month periods ended March 31, 1997, the decrease in research and development expenses relates to a decrease in the Company's overall laser operations offset partially by expenditures associated with the Company's surgical products and pharmaceutical/drug delivery research and development programs acquired from EOI. The reduction in laser research and development expenses is a direct result of a reduction in workforce and other cost reduction programs implemented during the fiscal year ended June 30, 1996 in connection with the Company's change in focus of its operations. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

         Reflected in both the three and nine-month periods ended March 31, 1996 is a $1,000,000 charge to operations for in-process technology acquired from EOI.

         Marketing and general and administrative expenses decreased $112,388 or 12% for the three-month period ended March 31, 1997 compared to the same three-month period ended March 31, 1996, and increased $800,748 or 45% for the nine-month period ended March 31, 1997 as compared to the same interim period ended March 31, 1996. Excluding severance costs of approximately $248,000 recorded by the Company in March 1996, marketing, general and administrative expenses would have increased $135,612 and $1,048,748 for the three and nine-month periods ended March 31, 1997, respectively. This increase relates primarily to (i) the marketing and general and administrative operations associated with the EOI acquisition; (ii) legal fees associated with the Company's ongoing litigation; and (iii) offset by decreases in laser operations personnel, travel and marketing related costs, associated with the aforementioned cost reduction programs.

         Interest income decreased to $29,744 and $113,282 for the three and nine-month periods ended March 31, 1997 from $58,371 and $211,217 for the same three and nine-month periods ended March 31,1996. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash and cash equivalents of $1,973,252 as compared to $2,584,503 at June 30, 1996. The Company's short-term investments at March 31, 1997 and June 30, 1996 were $285,863 and $795,970, respectively. The net decrease in cash and cash equivalents of $611,251 relates primarily to the loss from operations, offset by the decrease in short-term investments due to normally occurring maturities.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through September 30, 1997. In the longer term, however, the Company anticipates seeking corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with the development of its surgical products, pharmaceutical/drug delivery and laser operations.

         Pursuant to various collaborative research and development, technology license, and consulting agreements associated with the Company's drug delivery technology, the Company has financial commitments of $245,000 to be paid during the fourth quarter of fiscal 1997 and $125,000, $75,000 and $25,000 to be paid during fiscal years 1998, 1999 and 2000, respectively. Other significant expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II. Item 1. Legal Proceedings."

         CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report and any documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's litigation matters, the Company's expected results of operations, the Company's liquidity and capital resources and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this reports are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factor that could cause the assumptions underlying the forward-looking statements to differ from actual results include, but are not limited to, the following: (i) the Company's ability to increase product sales and realize benefits from its research and development program; (ii) risks relating to its litigation matters, including the risk that the costs of such litigation could be higher than expected and the ultimate results different than expected; and (iii) changes in capital requirements and/or a more rapid decrease in the Company's cash and other liquid assets than expected.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 4 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                  27       Financial Data Schedule

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on March 7, 1997 and is incorporated herein by reference. The content of the report is summarized below:

              The Company reported several senior management changes. Richard J. DePiano, a Director of the Company, was named Chairman of the Board and Chief Executive Officer. Jay L. Federman, M.D. resigned his position as Chairman of the Board and will remain as a Director. Sterling C. Johnson was appointed Chief Operating Officer and will retain the position of President.

              Another report on Form 8-K was filed on May 1, 1997 and is incorporated herein by reference. The content of the report is summarized below:

              The Company reported that effective April 30, 1997, Mr. Sterling
              C. Johnson, President and Chief Operating Officer of the Company stepped down to pursue other opportunities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ESCALON MEDICAL CORP.
                                              (Registrant)



DATE:  May 9, 1997                By:  /s/ Richard J. DePiano
                                       ------------------------------------------------
                                       Richard J. DePiano
                                       Chairman and Chief Executive Officer





DATE:  May 9, 1997                By:   /s/ John T. Rich
                                        -----------------------------------------------
                                       John T. Rich
                                       Vice President Finance and Administration
                                       (Principal Financial and Accounting Officer) and
                                       Secretary