Form 10-K405
period 1997-06-30
ESCALON MEDICAL CORP
filed 1997-09-29
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1997
                                       or

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

Title of each class:           Name of each exchange on which registered:
     None                                      None
____________________           __________________________________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,657,434. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 11, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 11, 1997 was 10,517,519.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                              ESCALON MEDICAL CORP.

                             FORM 10-K ANNUAL REPORT
                       For Fiscal Year Ended June 30, 1997

                                TABLE OF CONTENTS

PART I
                                                                                                    Page
                                                                                                    ----
Item 1.     Business .............................................................................    1

Item 2.     Properties ...........................................................................    5

Item 3.     Legal proceedings ....................................................................    5

Item 4.     Submission of Matters to a Vote of Security Holders ..................................    6


PART II

Item 5.     Market for registrant's common equity and related stockholder matters ................    6

Item 6.     Selected financial data ..............................................................    7

Item 7.     Management's discussion and analysis of financial condition and results of operations     8

Item 8.     Financial statements and supplementary data ..........................................   10

Item 9.     Changes in and disagreements with accountants on accounting and financial disclosure .   10


PART III

Item 10.    Directors and executive officers of the registrant ...................................   10

Item 11.    Executive compensation ...............................................................   10

Item 12.    Security ownership of certain beneficial owners and management........................   11

Item 13.    Certain relationships and related transactions .......................................   11


PART IV

Item 14.    Exhibits, financial statement schedules, and reports on form 8-K .....................   11

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents incorporated herein by reference, the following: (i) The competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) Economic and regulatory conditions which could adversely affect sales of the Company's products, including the uncertainty of FDA approval for any new applications;
(iii) The ability of the Company to successfully develop and market new products; (iv) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) Uncertain protection of important proprietary technology; (vi) The outcome of litigation matters; (vii) Limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) Dependence on key personnel; and (ix) The ability of the Company to maintain its listing on NASDAQ.


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

      Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) ("Escalon" or the "Company") operates in the healthcare market specializing in the development, marketing and distribution of ophthalmic medical devices and pharmaceutical products. In addition, it is currently developing its proprietary ophthalmic drug delivery system. In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to the acquisition, the Company devoted substantially all of its resources to the research and development of its ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the acquisition of EOI, Escalon changed its market focus to its surgical products and pharmaceutical business and while it is no longer manufacturing laser systems, it is continuing its efforts to find a strategic partner to develop and commercialize its proprietary laser technology. During the fourth quarter of fiscal year 1996, the Company moved its corporate headquarters from San Diego, California to Skillman, New Jersey.

SURGICAL PRODUCTS BUSINESS

      The Company develops, manufactures and distributes over 40 ophthalmic surgical products which are utilized primarily by the vitreoretinal ophthalmic surgeon. In addition, the Company contract manufactures certain of its products for other third-party companies. The following is a summary of the Company's key surgical product lines:

AdatoSil(R) 5000 Silicone Oil ("AdatoSil 5000")

      AdatoSil 5000, which the Company distributes under a license and distribution agreement with Adatomed/Chiron Vision, is a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The use of highly purified silicone oil, like AdatoSil 5000, as a tamponade has become a standard of care in AIDS patients suffering from retinal detachment secondary to CMV retinitis infection. During fiscal 1997, sales of AdatoSil 5000 accounted for approximately 56% of the Company's revenues.

ISPAN Intraocular Gases

      The Company distributes two intraocular gas products, C(3)F(8) and SF(6), which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a distribution agreement from Scott Medical Products ("Scott"), Escalon distributes packages of Scott gases in canisters containing 25 grams or less of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit which delivers the gas from the canister to the patient.

Viscous Fluid Transfer Systems

      To complement the use of AdatoSil 5000, Escalon markets several viscous fluid transfer systems and related disposable syringe products which aids the surgeon in the process of injecting and extracting the oil. Adjustable pressures and vacuums provided by the equipment allow the surgeon to manipulate the flow of oil during surgery.

Fiber Optic Light Source Products

      Light source and fiber optic products are widely used by the vitreoretinal surgeon during surgery. The Company offers the surgeon a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

PHARMACEUTICAL PRODUCTS BUSINESS

Betadine(R) 5% Sterile Ophthalmic Prep Solution ("Betadine 5%")

      Currently, Escalon distributes one pharmaceutical product, Betadine 5%, a prescription pre-operative povidone-iodine preparation used to sterilize the cornea, conjunctiva, and periocular (surfaces around the eye) regions of the eye prior to ophthalmic surgery. Betadine 5% is distributed by Escalon under a license and distribution agreement with The Purdue Frederick Company. Escalon's objective is to have this product used in most of the two million ophthalmic surgeries which take place in the United States each year. Sales of this product accounted for approximately 15% of the Company's revenues in fiscal 1997.

Povidone-Iodine 2.5% Solution -- Ophthalmia Neonatorum

      In an effort to prevent ophthalmia neonatorum, newborns in the United States are treated with erythromycin or silver nitrate. However, bacterial resistance to erythromycin can occur and chemical toxicity is common with the use of silver nitrate. Povidone-iodine, a broad spectrum antimicrobial, active against bacteria, viruses and fungi, has often been suggested as a viable alternative for the prevention of this disease. Recently, a clinical study completed outside the United States by Drs. Isenberg, Apt and Wood of UCLA has provided support for this hypothesis. A patent claiming this use was issued to UCLA and Escalon has acquired an exclusive license from UCLA to develop and market the 2.5% solution. The Company's intent is to seek joint venture or strategic partnership arrangements to fund the development and potential commercialization of this product.

Ocufit SR(R)

      One of the Company's major development projects relates to its Ocufit SR (sustained release) drug delivery system. Ocufit SR is designed to make the treatment of eye disease easier and more effective for people requiring topical eye drop therapy.

      The patented Ocufit SR ocular insert, a flexible rod-shaped formulation made of medical grade silicone rubber, can be loaded with a variety of drugs. This insert, which can be retained comfortably in the upper or lower fornix, is not affected by eye or lid movement. Drug release can be controlled so that targeted amounts of drug are delivered for defined time periods, lasting weeks to months.

      The first Ocufit SR product, which is being developed jointly by Escalon and The West Company ("West"), which has expertise in injection molded elastomers and drug delivery systems development, is Ocufit diclofenac. Diclofenac, a non-steroidal anti-inflammatory drug ("NSAID"), is prescribed post-operatively to reduce inflammation of the ocular tissue. Current U.S. sales of diclofenac in a topical drop form approximates $30 million per year. It is anticipated that this market will grow as NSAID compounds are becoming more widely prescribed.

      Escalon anticipates filing an Investigational New Drug application with the Food and Drug Administration by the end of calendar year 1997 and begin the Phase I clinical trial by June 1998. The Company's overall strategy is to seek strategic partnership arrangements for the further development and commercialization of Ocufit diclofenac and other Ocufit applications.

ULTRAFAST LASER PRODUCTS BUSINESS

      The Company for the past several years has devoted substantially all of its resources to the development of its proprietary ultrafast laser systems for the treatment of a broad range of eye disorders. Escalon's solid-state picosecond (one trillionth of a second) Nd: YLF (Neodymium: Yitrium-Lithium-Fluoride) laser systems are designed to be more precise than lasers systems utilizing currently available technologies.

      With the acquisition of EOI, the Company has chosen to change its focus to its surgical products and pharmaceutical business and as such, is no longer manufacturing its laser systems. In order to further develop and commercialize it laser technology, Escalon is currently negotiating a joint venture arrangement in which the Company, along with an academic institution partner, will license their intellectual laser properties to a newly formed company in return for an equity interest in the new company and future royalties on product sales. If created, this joint venture company would have the responsibility of funding and developing the laser technology through to commercialization. No assurances can be given, however, that the above noted negotiations will be successful. If such negotiations are not successful, the Company's intends to continue its search for a strategic partner to fund and develop the ultrafast laser technology.

RESEARCH AND DEVELOPMENT

      The Company conducts its medical device product development at its Mukwonago, Wisconsin facility. The Ocufit SR research and development is being conducted at The West Company laboratories pursuant to a collaborative arrangement. Given the change in market focus, research and development activities at its laser laboratory in Irvine, California has been limited during fiscal 1997. Research and development expenditures for fiscal years 1997, 1996 and 1995 amounted to $1.6 million, $1.7 million and $2.8 million, respectively.

MANUFACTURING AND DISTRIBUTION

      Escalon leases 7,500 square feet of space in Mukwonago, Wisconsin for its Surgical Products operations. The facility is currently used for engineering, product design and development and manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's Surgical Products are distributed from its Wisconsin facility. Livingston Healthcare Services Inc., New Castle, Delaware, currently serves as a warehousing and distribution facility for Betadine 5%. For each new product Escalon develops, the manufacture, testing and marketing of such product entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

      Although the Company no longer manufactures laser systems, it is seeking to establish a joint venture arrangement for the further development and commercialization of its laser technology.

MARKETING AND SALES

      Escalon's independent sales force carries out direct promotion and sales of its products. Currently, Escalon sells most of its ophthalmic device and instrument products directly to the end user. However, Betadine 5% is primarily sold through traditional drug wholesale channels.

      The Company's five independent sales representatives are based in New Jersey, Wisconsin, Missouri, Florida and California. These independent sales representatives market to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Notwithstanding Escalon's vitreoretinal interest, these sales representatives pursue leads for Betadine 5% in all institutions and promote other products as required.

      The Company does not anticipate additional sales of its current laser systems given its change in market focus.

SERVICE AND SUPPORT

      Escalon maintains a full service program for all products sold. Warranties exist on all products against defects and performance. Surgical Product repairs are made at the Wisconsin facility and returns are handled by customer service personnel.

      The Company maintains its laser systems through Company-trained independent technicians. Service for the laser products is coordinated from the Company's Wisconsin facility. Service and maintenance are available on a time and materials basis.

THIRD PARTY REIMBURSEMENT

       It is expected that the Company's products will be purchased primarily by ophthalmologists and hospitals, which will then bill various third-party-payers for the health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. In addition, third party payers may deny reimbursement if they determine that any procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS AND ROYALTIES

      The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. The Company's Surgical Products and pharmaceutical technology are covered by thirteen issued United States patents and one issued Taiwanese patent. In addition, one United States patent is currently pending. With respect to the Company's ultrafast laser systems, fourteen patents have been issued or allowed and two additional patent applications have been filed by the Company in the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes that protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.

      The Company licenses a laser patent from Patlex Corporation. Under the patent license agreement, the Company has agreed to pay royalties on a royalty-bearing component of the laser systems with respect to laser system sales until the expiration of the licensed patent in May 2005.

COMPETITION

      There are numerous direct and indirect competitors of Escalon in the United States and abroad. These companies include: ophthalmic-oriented companies that market a broad portfolio of products, including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products, and possibly drug delivery systems.

      The ophthalmic market is highly fragmented with several large companies dominating the industry. The Company believes that these large companies capture approximately 50% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established niche market players. The ophthalmic market in general is intensely competitive with each company eager to expand its market share. As a result of the intense competition, the Company believes that many of the industry's smaller companies will either consolidate or fail. Escalon's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. Escalon believes, therefore, that its success will depend in large part upon obtaining and maintaining exclusive marketing rights covering its current and future products through licenses, the issuance of patents and certain other government actions. At the same time, Escalon recognizes that there are other young and innovative companies which may develop competitive technologies.

      Although the Company has numerous competitors in the vitreoretinal market, Escalon believes that it is in a niche market with regards to its Ocufit SR business. Specifically, the Company is unaware of any competitors which have sustained drug release technology similar to Ocufit SR. There is, however, at least one company that Escalon is aware of that has developed technology based on "once-a-day" drug release. The Company can make no assurance that additional competition will not develop in the vitreoretinal market.

HUMAN RESOURCES

      As of June 30, 1997, Escalon employed 18 full-time employees and two part-time employees. Eight of Escalon's full-time employees are in general administrative and marketing positions, six are in Surgical Products manufacturing, three are in Surgical Products engineering and one is in quality assurance. In addition, the Company utilizes one consultant to handle the Company's regulatory and clinical affairs. Escalon also has five independent sales representatives who market primarily Escalon products. Escalon's employees are not covered by a collective bargaining agreement and Escalon considers its relations with employees to be good.


ITEM 2. PROPERTIES

      The Company leases an aggregate of approximately 12,500 square feet of space for its (a) executive offices in Skillman, New Jersey, (b) manufacturing/warehouse facility in Mukwonago, Wisconsin and (c) laser research and development facility in Irvine, California. The Company is looking to sublease its 3,000 square feet of space in California. The Wisconsin facility lease covering approximately 7,500 square feet of space expires in June 1998. The New Jersey office lease covering 2,000 square feet expires in June 1999. The California facility lease for 3,000 square feet expires in September 1999. Ocufit drug delivery research and development is conducted principally at The West Company in Lionville, Pennsylvania. Annual rent under all of the Company's lease arrangements approximates $120,000.


ITEM 3. LEGAL PROCEEDINGS

        As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to and which was reported in the Company's Form 10-Q for the quarter ended September 30, 1996). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to take an immediate appeal. On January 16, 1997, the motion was denied. On March 31, 1997, the Court issued Pretrial Order No. 2, which sets January 31, 1998 as the cutoff date for discovery and directs that the case be ready for trial by March 31, 1998. The Pretrial Order No. 2 also provides for certain coordination of discovery in the Kozloski case, related cases making similar allegations arising from other issuers' offerings and In Re Blech Securities Litigation. Discovery has commenced in all related actions but is in its preliminary stages.

      While continuing to deny any wrongdoing and in an effort to curtail its legal expenses related to this litigation, the Company has reached an agreement in principle to settle this action for $500,000 on its behalf and on behalf of its former and present officers and directors. This settlement is subject to agreement upon final documentation and court approval. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount.

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

      Period                   High               Low
      ------                   ----               ---
Fiscal 1996:
   First Quarter             $   3.38         $   2.50
   Second Quarter                2.63             1.50
   Third Quarter                 4.38             1.63
   Fourth Quarter                3.00             2.19

Fiscal 1997:
   First Quarter             $   2.38         $   0.88
   Second Quarter                1.63             0.84
   Third Quarter                 1.13             0.50
   Fourth Quarter                0.78             0.38

      As of September 11, 1997, there were 55 holders of record of the Company's Common Stock. On September 11, 1997, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $0.4375.

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

                                                               FOR THE YEARS ENDED JUNE 30,
                                               ------------------------------------------------------------
                                                 1993         1994         1995         1996          1997
                                               ------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Net sales ................................     $ 1,894      $   100      $   170      $ 2,341      $  5,431
Costs and expenses:
  Cost of sales ..........................       1,017           64           99        1,229         2,650
  Research and development ...............       3,578        3,419        2,776        1,723         1,571
  Marketing, general and administrative ..       2,746        2,916        1,905        2,723         3,716
  Write down of goodwill and license and
      distribution rights ................          --           --           --           --         3,319
  Acquired research and development ......          --           --           --        1,000            --
                                               -------      -------      -------      -------      --------

    Total costs and expenses .............       7,341        6,399        4,780        6,675        11,256
                                               -------      -------      -------      -------      --------

Loss from operations .....................      (5,447)      (6,299)      (4,610)      (4,334)       (5,825)
Interest income ..........................          38          232          342          257           141
Interest expense .........................         (22)         (30)          --           (5)           (1)
                                               -------      -------      -------      -------      --------
Net loss .................................     $(5,431)     $(6,097)     $(4,268)     $(4,082)     $ (5,685)
                                               =======      =======      =======      =======      ========
Net loss per share .......................     $ (2.73)     $ (1.41)     $ (0.74)     $ (0.54)     $  (0.54)
                                               =======      =======      =======      =======      ========
Shares used in the computation of net loss
   per share .............................       1,987        4,327        5,746        7,571        10,518
                                               =======      =======      =======      =======      ========


                                                       AS OF JUNE 30,
                               ----------------------------------------------------------------
                                 1993          1994          1995          1996          1997
                               ----------------------------------------------------------------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents      $    441      $  2,933      $  3,518      $  2,585      $  1,753
Working capital ..........        1,167         7,937         6,764         3,754         2,170
Total assets .............        2,917        12,461         7,847        11,600         5,834
Accumulated deficit ......      (19,713)      (25,811)      (30,079)      (34,162)      (39,847)
Total shareholders' equity        1,903        11,650         7,470        10,483         4,798

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and the notes thereto which are set forth elsewhere herein.

OVERVIEW

      On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. Although the Company is no longer manufacturing laser systems, the Company is attempting to find a strategic partner to further develop and commercialize its ophthalmic laser technology. The results of operations for the year ended June 30, 1996 include the results of operations of EOI subsequent to the acquisition. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of the acquisition, the Company is no longer in the development stage for financial reporting purposes.

      The Company has recorded losses from inception and expects that operating losses will continue as the Company continues research and development relating to the application of its drug delivery technology and until product sales generate sufficient revenues to fund its continuing operations.

      The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; and (ii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Years Ended June 30, 1996 and 1997

      Product revenues increased to $5,431,282 in fiscal year 1997 from $2,341,073 in fiscal year 1996. This increase of $3,090,209, or 132%, relates primarily to having twelve months of sales in fiscal 1997 from product lines acquired from EOI as compared to only five months of like-kind sales during fiscal year 1996.

      Cost of goods sold totaled $2,650,360, or 49% of revenues, for the year ended June 30, 1997 as compared to $1,228,907, or 52% of revenues, for fiscal year 1996. The overall dollar increase in cost of goods sold for fiscal 1997 is due to the increase in sales noted above. The decrease in cost of goods sold as a percentage of product revenues has resulted primarily from a 3% increase in the selling price of AdatoSil 5000 Silicone Oil, the Company's primary product, coupled with the strengthening of the U.S. dollar against the German mark which has lowered the costs associated with AdatoSil 5000 Silicone Oil purchases.

      Research and development expenses decreased from $1,722,998 in fiscal year 1996 to $1,570,674 in fiscal year 1997, a decrease of $152,324 or 9%. The decrease in research and development expenses relates to a decrease in the expenditures associated with the Company's laser development program offset by expenditures associated with the Company's surgical products and ophthalmic drug delivery programs acquired from EOI. The reduction in the laser development program is a direct result of a reduction is workforce and other cost reduction programs implemented during the fiscal year 1996 in connection with the change in the Company's market focus. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

      Marketing and general and administrative expenses increased $992,121 or 36% to $3,715,727 for the year ended June 30, 1997 as compared to $2,723,606 in fiscal year 1996. This increase relates primarily to (i) the inclusion of the marketing and general and administrative operations acquired from EOI for twelve months in fiscal 1997 as compared to only five months in fiscal year 1996; (ii) legal fees associated with the Company's ongoing litigation; and (iii) offset by a decrease in marketing and general and administrative expenses associated with the Company's laser development projects resulting from the aforementioned cost reduction programs.

      Included in the results of operations for the year ended June 30, 1996 is a $1.0 million non-cash charge for the in-process technology acquired from EOI. At June 30, 1997, the Company took a non-cash charge to operations of $3,318,888 in connection with the write down of goodwill and license and distribution rights acquired from EOI. This write down is due to the impairment of value resulting from changes in the estimates of future sales associated with the license and distribution agreements.

      Interest income decreased to $140,705 in fiscal year 1997 from $257,093 in fiscal year 1996. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

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

      Included in the results of operations for the year ended June 30, 1996 is a $1.0 million non-cash charge for the in-process technology acquired from EOI.

      Interest income decreased to $257,093 in fiscal year 1996 from $341,685 in fiscal year 1995. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company had cash and cash equivalents of $1,752,648 as compared to $2,584,503 at June 30, 1996. The Company's short-term investments at June 30, 1997 and 1996 were $235,000 and $795,970, respectively. The net decrease in short-term investments is attributable to the maturing of short-term investments since June 30, 1996. The net decrease in cash and cash equivalents and short-term investments of $1,392,825 relates primarily to the loss from operations, excluding non-cash expenses.

      The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the end of fiscal year 1998. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities necessary to satisfy the significant expenditures anticipated in connection with the development of its surgical products and ophthalmic drug delivery operations.

      Pursuant to various collaborative research and development, technology license, and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $190,000 and $75,000 to be paid during fiscal years 1998 and 1999, respectively. Other significant expenditures may be incurred in connection with the legal proceedings discussed in "Item 3. Legal Proceedings."

      As of June 30, 1997, the Company had federal income tax and state income tax net operating loss carryforwards of approximately $40.8 million and $16.6 million, respectively. Under the provision of Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards is subject to an annual limitation since a change in ownership of more than 50% occurred within a three year specified testing period. Such annual limitation could range from approximately $150,000 to $2.2 million. Federal and state net operating loss carryforwards will begin to expire in 2001. The Company also had federal and state research credit carryforwards of $562,000 and $174,000, respectively, as of June 30, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

Reports on Form 8-K

      A report on Form 8-K was filed on April 29, 1997 announcing that Sterling
C. Johnson, former President and Chief Operating Officer, stepped down to pursue other opportunities.

Exhibits

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.


2.1 Assets Sale and Purchase Agreement between Registrant and Escalon Ophthalmics, Inc., dated October 9, 1995. (7)

3.1 (a)  Restated Articles of Incorporation of Registrant. (8)

    (b) Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November 8, 1993.(8)

    (c) Certificate of Amendment of Restated Articles of Incorporation of Registrant dated February 12, 1996.(8)

3.2      Amended and Restated Bylaws of Registrant. (1)

4.1      Form of Class A Redeemable Common Stock Purchase Warrants. (3)

4.2      Form of Class B Redeemable Common Stock Purchase Warrants. (3)

4.3      Form of Class C Common Stock Purchase Warrants. (3)

4.4      Form of Underwriters Class A Common Stock Purchase Warrants. (3)

4.5      Form of Underwriters Class B Common Stock Purchase Warrants. (3)

4.6 (a) Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (3)

    (b) Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (5)

    (c) Amendment to Warrant Agreement between Registrant and American Stock Transfer Company. (6)

10.1(a)  1993 Stock Option Plan of Registrant. (4)

    (b) Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (4)

    (c) Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (4)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)

10.3     Underwriting Agreement between the Registrant and the Underwriter. (3)

10.4     Unit Purchase Option between the Registrant and the Underwriter. (3)

10.5 Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12, 1996.(8)

10.6 Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of January 15, 1995 and as further amended on September 12, 1995. (8)

10.7 Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (8)

10.8 Employment Agreement between Registrant and Richard J. DePiano dated March 1, 1997.*

10.9 Distribution and License Agreement between Registrant and The Purdue Frederick Company dated August 31, 1995. (8)

10.10 Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und Medizintechnische Gesellschaft Mbh dated January 1, 1990, as amended January 26, 1993 and as further amended May 17, 1993.
         (8)

10.11 Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8, 1992, as amended September 8, 1995. (8)

10.12 Research and Development Agreement between Registrant and The West Company, Incorporated dated April 3, 1995. (8)

10.13 Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of July 7, 1995. (8)

23.1     Consent of Ernst & Young LLP, independent auditors.*

27.1     Financial Data Schedule.*

---------------

      *     Filed herewith

      (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992 (Registration No. 33-47439).

      (2) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).

      (3) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

      (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).

      (5) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.

      (6) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

      (7) Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995 (Registration Statement No. 33-80037).

      (8) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.

                            ESCALON MEDICAL CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Auditors ....................................................     F-2

Balance Sheets at June 30, 1996 and 1997 ..........................................     F-3

Statements of Operations for the years ended June 30, 1995, 1996 and 1997 .........     F-4

Statements of Shareholders' Equity for the years ended June 30, 1995, 1996 and 1997     F-5

Statements of Cash Flows for the years ended June 30, 1995, 1996 and 1997 .........     F-6

Notes to Financial Statements .....................................................     F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Escalon Medical Corp.

      We have audited the accompanying balance sheets of Escalon Medical Corp. as of June 30, 1996 and 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. at June 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP


Princeton, New Jersey
August 14, 1997

                              ESCALON MEDICAL CORP.

                                 BALANCE SHEETS

                                                                                    JUNE 30,
                                                                         ------------------------------
                                    ASSETS                                   1996              1997
                                                                         ------------      ------------
Current Assets:
     Cash and cash equivalents                                           $  2,584,503      $  1,752,648
     Investments                                                              795,970           235,000
     Accounts receivable, net of allowance for doubtful accounts
        of $6,677 and $4,519 at June 30, 1996 and 1997, respectively          735,910           587,265
     Inventory, net                                                           669,996           577,782
     Other current assets                                                      80,891            52,850
                                                                         ------------      ------------
                     Total current assets                                   4,867,270         3,205,545

Furniture and equipment, at cost, net                                         172,092            97,977
Long-term note receivable                                                          --            62,500
License and distribution rights, net                                        2,074,990           892,528
Patents, net                                                                  446,995           465,046
Goodwill, net                                                               3,959,055         1,095,982
Other assets                                                                   79,494            14,156
                                                                         ------------      ------------

                                                                         $ 11,599,896      $  5,833,734
                                                                         ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                        $      7,510      $      2,910
     Accounts payable                                                         653,871           553,197
     Accrued compensation                                                     246,250           259,378
     Accrued professional expenses                                             41,108            44,649
     Accrued customer expenses                                                 75,000                --
     Other accrued expenses                                                    46,020           131,668
     Customer deposits                                                         43,480            43,480
                                                                         ------------      ------------
                     Total current liabilities                              1,113,239         1,035,282
                                                                         ------------      ------------

Long term capital lease obligations                                             3,235                --
                                                                         ------------      ------------

Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares authorized;
       10,518,814 and 10,517,519 shares issued and outstanding
       at June 30, 1996 and 1997, respectively                             44,645,440        44,645,440
     Accumulated deficit                                                  (34,162,018)      (39,846,988)
                                                                         ------------      ------------
                     Total shareholders' equity                            10,483,422         4,798,452
                                                                         ------------      ------------

                                                                         $ 11,599,896      $  5,833,734
                                                                         ============      ============


                       See notes to financial statements

                              ESCALON MEDICAL CORP.

                            STATEMENTS OF OPERATIONS

                                                                              FOR THE YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------
                                                                        1995             1996              1997
                                                                    -----------      -----------      ------------
Sales revenues                                                      $   170,000      $ 2,341,073      $  5,431,282
                                                                    -----------      -----------      ------------
Costs and Expenses:
     Cost of goods sold                                                  98,803        1,228,907         2,650,360
     Research and development                                         2,776,474        1,722,998         1,570,674
     Marketing, general and administrative                            1,904,943        2,723,606         3,715,727
     Write down of goodwill and license and distribution rights              --               --         3,318,888
     Acquired research and development                                       --        1,000,000                --
                                                                    -----------      -----------      ------------

              Total costs and expenses                                4,780,220        6,675,511        11,255,649
                                                                    -----------      -----------      ------------

Loss from operations                                                 (4,610,220)      (4,334,438)       (5,824,367)
                                                                    -----------      -----------      ------------

Other Income and Expenses:
     Interest income                                                    341,685          257,093           140,705
     Interest expense                                                        --           (4,950)           (1,308)
                                                                    -----------      -----------      ------------

              Total other income and expense                            341,685          252,143           139,397
                                                                    -----------      -----------      ------------

Net loss                                                            $(4,268,535)     $(4,082,295)     $ (5,684,970)
                                                                    ===========      ===========      ============

Net loss per share                                                  $     (0.74)     $     (0.54)     $      (0.54)
                                                                    ===========      ===========      ============

Shares used in computation of net
   loss per share                                                     5,745,572        7,570,913        10,518,495
                                                                    ===========      ===========      ============


                       See notes to financial statements

                              ESCALON MEDICAL CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1996, AND 1997

                                                                             WARRANTS TO
                                                         COMMON STOCK         PURCHASE                                    TOTAL
                                                 --------------------------    COMMON     ACCUMULATED     DEFERRED     SHAREHOLDERS'
                                                   SHARES        AMOUNT        STOCK        DEFICIT     COMPENSATION       EQUITY
                                                 -----------   -----------    --------    ------------    --------    ------------
Balance at June 30, 1994                           5,741,418   $37,503,435    $ 56,505    $(25,811,188)   $(98,280)   $ 11,650,472
   Amortization of deferred compensation                  --            --          --              --      81,936          81,936
   Exercise of warrants to purchase stock and
        common stock options                           4,655        11,046      (4,548)             --          --           6,498
   Net loss                                               --            --          --      (4,268,535)         --      (4,268,535)
                                                 -----------   -----------    --------    ------------    --------    ------------
Balance at June 30, 1995                           5,746,073    37,514,481      51,957     (30,079,723)    (16,344)      7,470,371
   Amortization of deferred compensation                  --            --          --              --      16,344          16,344
   Issuance of common stock pursuant to
       acquisition agreement                       4,720,772     6,996,184          --              --          --       6,996,184
   Exercise of stock options                          51,460        82,463          --              --          --          82,463
   Exercise/expiration of warrants to purchase
        common stock                                     509        52,312     (51,957)             --          --             355
   Net loss                                               --            --          --      (4,082,295)         --      (4,082,295)
                                                 -----------   -----------    --------    ------------    --------    ------------
Balance at June 30, 1996                          10,518,814    44,645,440          --     (34,162,018)         --      10,483,422
   Cancellation of previously issued shares           (1,295)           --          --              --          --              --
   Net loss                                               --            --          --      (5,684,970)         --      (5,684,970)
                                                 -----------   -----------    --------    ------------    --------    ------------
Balance at June 30, 1997                          10,517,519   $44,645,440    $     --    $(39,846,988)   $     --    $  4,798,452
                                                 ===========   ===========    ========    ============    ========    ============


                       See notes to financial statements

                              ESCALON MEDICAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                        -----------------------------------------
                                                                            1995           1996           1997
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(4,268,535)   $(4,082,295)   $(5,684,970)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                     376,400        757,951        854,402
          Amortization of deferred compensation                              81,936         16,344             --
          Write off of goodwill and license and distribution rights              --             --      3,318,888
          Write off of patents                                               75,716         61,044         10,980
          Acquired research and development                                      --      1,000,000             --
          Net loss (gain) on disposition of assets                               --         58,769         (2,450)
          Change in operating assets and liabilities:
             Accounts receivable                                                 --        (33,326)       148,645
             Inventory                                                      672,115        165,122         92,214
             Other current assets                                           (15,707)       (17,119)        28,041
             Accounts payable, accrued compensation,
                professional and customer expenses, and
                other accrued expenses                                     (406,795)    (1,201,530)       (73,357)
             Customer deposits                                              (27,500)            --             --
                                                                        -----------    -----------    -----------
                Net cash used in operating activities                    (3,512,370)    (3,275,040)    (1,307,607)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                    (719,524)      (890,970)      (235,000)
     Proceeds from maturities of short-term investments                   5,073,000      3,208,396        795,970
     Purchase of  furniture and equipment                                  (352,424)       (52,963)       (37,022)
     Proceeds from sale of furniture and equipment                               --             --          5,900
     Other assets                                                           124,319         61,146         65,338
     Patent costs                                                           (34,111)       (66,050)       (49,099)
     Long term note receivable                                                   --             --        (62,500)
     Cash acquired in acquisition                                                --          1,756             --
                                                                        -----------    -----------    -----------
                Net cash provided from investing activities               4,091,260      2,261,315        483,587
                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                               6,498         82,818             --
     Principal payments under capital lease obligations                          --         (3,000)        (7,835)
                                                                        -----------    -----------    -----------
                Net cash provided from (used in) financing activities         6,498         79,818         (7,835)
                                                                        -----------    -----------    -----------

                Net increase (decrease) in cash and cash equivalents        585,388       (933,907)      (831,855)
Cash and cash equivalents, beginning of year                              2,933,022      3,518,410      2,584,503
                                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                                  $ 3,518,410    $ 2,584,503    $ 1,752,648
                                                                        ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Interest paid during the year                                      $        --    $     4,950    $     1,308
                                                                        ===========    ===========    ===========


                       See notes to financial statements

                              ESCALON MEDICAL CORP.

                          NOTES TO FINANCIAL STATEMENTS



(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

      Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company"), was incorporated on December 24, 1987 in the State of California. The Company develops, markets and distributes ophthalmic medical devices and pharmaceutical products and is developing its ophthalmic drug delivery system. Activities from inception have included development and testing of laser technology and the sales of a minimal number of laser systems. Such laser sales have been to physicians, clinics and university hospitals in connection with their participation in the Company's clinical trials and for investigation of additional applications for the Company's laser systems. As described more fully in Note 4, the Company acquired substantially all of the assets and certain of the liabilities of Escalon Ophthalmics, Inc. ("EOI"), a Pennsylvania corporation, on February 12, 1996 pursuant to the Assets Sale and Purchase Agreement dated October 9, 1995 and as amended December 19, 1995. The results of operations for the year ended June 30, 1996 include the results of operations of EOI subsequent to the acquisition. Sales of the products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of this acquisition, the Company is no longer in the development stage for financial reporting purposes. Included in the accumulated deficit is approximately $31.9 million which was accumulated during the development stage.

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

Stock-Based Compensation

      As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Revenue Recognition

      The Company recognizes revenue from the sales of its products at the time of shipment.

                              ESCALON MEDICAL CORP.

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Inventories

      Raw materials, work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                                           JUNE 30,
                                                 ----------------------------
                                                     1996             1997
                                                 -----------      -----------
      Raw materials/work in process              $   623,460      $   628,687
      Finished goods                                 643,915          610,093
                                                 -----------      -----------
                                                   1,267,375        1,238,780
      Valuation allowance                           (597,379)        (660,998)
                                                 -----------      -----------
                                                 $   669,996      $   577,782
                                                 ===========      ===========


      During fiscal 1995, there were no changes in the Company's inventory valuation allowance which totaled $500,000. In fiscal 1996, there was a net increase in the inventory valuation allowance of $97,379 which consisted of (i) a $146,640 increase resulting from the EOI acquisition, (ii) a $26,187 charged to expenses, and (iii) a $75,448 deduction in such inventory allowance. The increase in the valuation allowance during fiscal 1997 resulted from a $63,619 charge to expenses.

Furniture and Equipment

      Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets which are estimated to be eighteen months to seven years. Depreciation expense for the years ended June 30, 1995, 1996 and 1997 was $376,400, $459,553 and $107,687 respectively.

      Assets under capital leases, consisting of office equipment, are amortized over the lesser of the useful life or the applicable lease terms, whichever is shorter, which range from 3 to 5 years.

      Furniture and equipment consist of the following at:

                                                                   JUNE 30,
                                                         ----------------------------
                                                             1996             1997
                                                         -----------      -----------
      Equipment                                          $   630,681      $   660,192
      Furniture and fixtures                                  36,211           36,211
      Leasehold improvements                                  14,475            6,404
      Assets under capital leases                             11,840            9,847
      Testing and applications research systems            1,061,409        1,061,409
                                                         -----------      -----------
                                                           1,754,616        1,774,063
      Less accumulated depreciation and amortization      (1,582,524)      (1,676,086)
                                                         -----------      -----------
                                                         $   172,092      $    97,977
                                                         ===========      ===========

Acquired License and Distribution Rights

      In connection with the acquisition described in Note 4, a portion of the purchase price was allocated to certain product license and distribution agreements. Such cost allocation was based on an independent valuation, with such costs being amortized over an eight-year period using the straight-line method. At June 30, 1997, the Company evaluated the ongoing value assigned to these license and distribution agreements. Based on such evaluation, the Company determined that an asset, with a carrying value of $2,199,000, was impaired due to changes in estimates

                              ESCALON MEDICAL CORP.

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

relating to the future sales associated with such agreements. The change in the sales estimates resulted from (i) anticipated competition related to one of the Company's major products and (ii) delays in the development of the international distribution for another of the Company's products which could result in the loss of the exclusive distributorship for such product. As a result, the Company wrote down its license and distribution rights by $918,253 to its estimated fair value. Fair value was based on estimated future cash flows to be generated from the license and distribution agreements, discounted at a market rate of interest. Accumulated amortization of license and distribution rights was $114,010 and $192,063 at June 30, 1996 and 1997, respectively.

Patents

      It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $40,474 and $60,542 at June 30, 1996 and 1997, respectively.

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (see Note 4). These costs are being amortized over a ten-year period using the straight-line method. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. As noted in the above paragraph, "Acquired License and Distribution Rights," the Company wrote down the value of its license and distribution rights due to an impairment. As required by the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("FASB 121") goodwill associated with the acquired license and distribution rights was likewise written down by $2,400,635 at June 30, 1997. Accumulated amortization of goodwill for the years ended June 30, 1996 and 1997 was $172,133 and $180,889, respectively.

Research and Development

      All research and development costs are charged to operations as incurred.

Net Loss Per Share

      Net loss per share is computed based upon the weighted average number of common shares outstanding. Common stock equivalents have not been included in computing net loss per share since their effect would have been antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Income Taxes

      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              ESCALON MEDICAL CORP.

(3) INVESTMENTS - HELD-TO-MATURITY

      As of June 30, 1996 and 1997, the Company held investments consisting of fixed-rate certificates of deposits of $2,890,970 and $1,585,000, respectively. These certificates of deposits have been classified as investments held to maturities. Such investments are recorded at cost which approximates fair value at June 30, 1996 and 1997. Included in cash and cash equivalents at June 30, 1996 and 1997 were held-to-maturity securities totaling $2,095,000 and $1,350,000 with original maturities of 90 days or less. All held-to-maturity securities are due in one year or less.

(4) ACQUISITION OF ESCALON OPHTHALMICS, INC.

      On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI, a developer, marketer and distributor of ophthalmic medical devices, pharmaceuticals and drug delivery systems, in exchange for 4,770,772 shares of the Company's Common Stock. Total estimated cost of the acquisition was $8.9 million, including liabilities assumed of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition was accounted for using the purchase method of accounting as prescribed by Accounting Principal Board Opinion No. 16 and includes the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximates $4.1 million at the date of acquisition. Another $1.0 million of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition. As described in Note 2, goodwill related to the impaired license and distribution agreements was written down to $0 in accordance with FASB 121.

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

                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE YEAR ENDED JUNE 30,
                                              ------------------------------
                                                  1995              1996
                                              ------------      ------------
      Revenues                                $  3,571,305      $  5,031,862
      Net loss                                $ (6,488,656)     $ (4,864,327)
      Net loss per share                      $      (0.62)     $      (0.46)
      Weighted average shares outstanding       10,466,344        10,498,824

(5) OPERATING LEASES

      The Company leases its research, manufacturing and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 1997 are as follows:

            YEAR ENDING JUNE 30,                            AMOUNT
            --------------------                            ------
                   1998                                   $140,474
                   1999                                     82,660
                   2000                                      8,094
                                                          --------
                                                          $231,228
                                                          ========

      Rent expense charged to operations during the years ended June 30, 1995, 1996 and 1997 was $250,000, $239,732 and $190,153, respectively.

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

Stock Option Plans

      The Company has adopted seven employee stock option plans which provide for incentive stock options and non-qualified stock options to purchase 812,455 shares of the Company's common stock. Under the terms of the plans, options may be granted at not less than fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over four years and are exercisable over a period no longer than ten years after the grant date. At June 30, 1997, options to purchase 450,000 shares of the Company's Common Stock were exercisable and 232,484 shares are reserved for future grants.

      Financial Accounting Standards Board Statement No. 123 ("FASB 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions for fiscal 1997: risk-free interest rate of 5.6%; expected volatility of 0.865; expected option life of one year from vesting and an expected dividend rate of 0.0%.

      For purposes of the pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company had no option grants during fiscal year ended June 30, 1996. For the fiscal year ended June 30, 1997, the pro forma net loss was $(5,774,970). The pro forma net loss per share of Common Stock was $0.55.

                              ESCALON MEDICAL CORP.

(6) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

      The following is a summary of the Company's stock option activity and related information for the fiscal years ended June 30, 1996 and 1997:

                                                      1996                         1997
                                             ---------------------------   -------------------------
                                               COMMON       WEIGHTED        COMMON       WEIGHTED
                                                STOCK        AVERAGE        STOCK        AVERAGE
                                               OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                               -------    --------------   -------    --------------
      Outstanding at beginning of year         427,840      $4.286        289,688       $4.141
           Granted                                  --          --        450,000       $0.563
           Exercised                           (51,460)     $1.642             --           --
           Forfeited                           (86,692)     $6.337       (289,688)      $4.141
                                              --------                    --------
      Outstanding at end of year               289,688      $4.141        450,000       $0.563
                                              ========                    ========
      Exercisable at end of year               269,587                    450,000
                                              ========                    ========
      Weighted average fair value of
          options granted during the year                       --                      $0.200


      All options outstanding at June 30, 1997 have an exercise price of $0.563 and a remaining contractual life of 9.9 Years.

      Non-plan options to purchase 5,470 and 5,470 shares of Common Stock, at prices of $0.365 and $1.827, respectively, were outstanding and exercisable at June 30, 1997. These options generally have vesting and exercise provisions consistent with options granted under the plans.

(7)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liability, which are considered to be noncurrent, consisted of the following at:

                                                        JUNE 30,
                                             ------------------------------
                                                 1996              1997
                                             ------------      ------------
      Deferred tax assets:
         Reserves and allowances             $    220,000      $    268,000
         NOL carryforward                      14,421,000        14,873,000
         Tax credit carryforwards                 663,000           736,000
                                             ------------      ------------
            Total deferred tax assets          15,304,000        15,877,000
      Deferred tax liability:
         License and distribution rights         (830,000)         (353,000)
                                             ------------      ------------
      Net deferred tax assets                  14,474,000        15,524,000
      Valuation allowance                     (14,474,000)      (15,524,000)
                                             ------------      ------------
      Net deferred taxes                     $         --      $         --
                                             ============      ============

                              ESCALON MEDICAL CORP.

(7)  INCOME TAXES - (CONTINUED)

      At June 30, 1997, the Company has federal income tax and state income tax net operating loss carryforwards of approximately $40.8 million and $16.6 million, respectively. The difference between the federal and state carryforward amounts is primarily attributable to differences in research and development expenses and to California's statutory 50% annual reduction rule. In addition, the Company has federal and California research credit carryforwards of $562,000 and $174,000, respectively, at June 30, 1997. Federal and state operating losses and tax credits will expire at various dates between 2001 and 2012.

      For the years ended June 30, 1995, 1996 and 1997, the Company recorded valuation allowances of $11,563,000, $14,474,000 and $15,524,000, respectively.

      Under the provisions of Section 382 of the Internal Revenue Code, use of net operating loss (NOL) and credit carryforwards is subject to an annual limitation if there is a change in ownership during a specified testing period. As a result of such ownership changes in fiscal 1990 and in fiscal 1994, approximately $14,268,000 of federal NOL carryforward is subject to limitation.

      No formal study has been performed to test for additional ownership changes which may have occurred at the time of the acquisition of EOI (see Note
4) or afterward. If an additional ownership change did occur, an additional limitation would apply to all of the NOL carryforwards attributable to periods before that change. Depending on the existence and time of such change, potentially all of the federal NOL carryforwards at June 30, 1997 could be subject to a limitation which would be based on the value of the Company immediately before the change multiplied by a published interest rate. Based on the value of the Company's stock and the published interest rates since the EOI acquisition occurred, the potential annual limitation could range from approximately $150,000 to $2.2 million. The limitation could also restrict the use of the tax credit carryforwards, and approximately $16 million of the NOL carryforwards for state tax purposes.

      Approximately $8.2 million of the federal NOL carryforward at June 30, 1997 represents amounts that were transferred to the Company as a result of the acquisition of EOI. Use of this transferred NOL is also limited under Section
382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to qualify as a tax free reorganization, the NOL carryforward of EOI would be treated as a purchase of assets, and the tax basis of the acquired assets would be increased.

(8) COMMITMENTS

      Pursuant to various collaborative research and development, technology license, and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $190,000 and $75,000 to be paid during fiscal years 1998 and 1999, respectively.

(9) CONTINGENCIES

Litigation

      As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to and which was most recently reported in the Company's Form 10-Q for the quarter ended September 30, 1996). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the

                              ESCALON MEDICAL CORP.

(9) CONTINGENCIES - (CONTINUED)

Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to take an immediate appeal. On January 16, 1997, the motion was denied. On March 31, 1997, the Court issued Pretrial Order No. 2, which sets January 31, 1998 as the cutoff date for discovery and directs that the case be ready for trial by March 31, 1998. The Pretrial Order No. 2 also provides for certain coordination of discovery in the Kozloski case, related cases making similar allegations arising from other issuers' offerings and In Re Blech Securities Litigation. Discovery has commenced in all related actions but is in its preliminary stages.

      While continuing to deny any wrongdoing and in an effort to curtail its legal expenses related to this litigation, the Company has reached an agreement in principle to settle this action for $500,000 on its behalf and on behalf of its former and present officers and directors. This settlement is subject to agreement upon final documentation and court approval. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ESCALON MEDICAL CORP.
                                    (Registrant)

Dated:  September 26, 1997

                                    By:/s/Richard J. DePiano
                                       ----------------------------------------
                                       Richard J. DePiano
                                       Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                     Title                                           Date
      ---------                                     -----                                           ----
By:/s/ Richard J. DePiano                 Chairman and Chief Executive Officer              September 26, 1997
   ---------------------------------         (Principal Executive Officer) and Director
            Richard J. DePiano

By:/s/ John T. Rich                       Vice President of Finance (Principal              September 26, 1997
   ---------------------------------          Financial Officer and Principal Accounting
         John T. Rich                         Officer) and Secretary

By:/s/ Robert J. Kunze                    Director                                          September 26, 1997
   -------------------------------
            Robert J. Kunze

By:/s/ Jay L. Federman, M.D.              Director                                          September 26, 1997
   -------------------------------
      Jay L. Federman, M.D.

By:/s/ Sterling C. Johnson                Director                                          September 26, 1997
   -----------------------------
            Sterling C. Johnson

By:/s/ Jack M. Dodick, M.D.               Director                                          September 26, 1997
   -------------------------
            Jack M. Dodick, M.D.

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
2.1      Assets Sale and Purchase Agreement between Registrant and Escalon
         Ophthalmics, Inc., dated October 9, 1995. (7)

3.1 (a)  Restated Articles of Incorporation of Registrant. (8)

    (b)  Certificate of Amendment of Restated Articles of Incorporation of
         Registrant dated November 8, 1993.(8)

    (c)  Certificate of Amendment of Restated Articles of Incorporation of
         Registrant dated February 12, 1996.(8)

3.2      Amended and Restated Bylaws of Registrant. (1)

4.1      Form of Class A Redeemable Common Stock Purchase Warrants. (3)

4.2      Form of Class B Redeemable Common Stock Purchase Warrants. (3)

4.3      Form of Class C Common Stock Purchase Warrants. (3)

4.4      Form of Underwriters Class A Common Stock Purchase Warrants. (3)

4.5      Form of Underwriters Class B Common Stock Purchase Warrants. (3)

4.6 (a)  Warrant Agreement between the Registrant and U.S. Stock Transfer
         Corporation. (3)

    (b)  Amendment to Warrant Agreement between Registrant and U.S. Stock
         Transfer Corporation. (5)

    (c)  Amendment to Warrant Agreement between Registrant and American Stock
         Transfer Company. (6)

10.1(a)  1993 Stock Option Plan of Registrant. (4)

    (b)  Form of Nonqualified Stock Option Agreement of Registrant under the
         1993 Stock Option Plan. (4)

    (c)  Form of Incentive Stock Option Agreement of Registrant under the 1993
         Stock Option Plan. (4)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)

10.3     Underwriting Agreement between the Registrant and the Underwriter. (3)

10.4     Unit Purchase Option between the Registrant and the Underwriter. (3)

10.5 Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12, 1996.(8)

10.6     Employment Agreement between Registrant and John T. Rich dated January
         15, 1990, as amended as of January 15, 1995 and as further amended on September 12, 1995. (8)

10.7     Employment Agreement between Registrant and Ronald Hueneke dated
         October 4, 1991. (8)

10.8     Employment Agreement between Registrant and Richard J. DePiano dated
         March 1, 1997.*

10.9     Distribution and License Agreement between Registrant and The Purdue
         Frederick Company dated August 31, 1995. (8)

10.10    Distribution and Development Agreement between Registrant and Adatomed
         Pharmazeutische Und Medizintechnische Gesellschaft Mbh dated January 1,
         1990, as amended January 26, 1993 and as further amended May 17, 1993.
         (8)

10.11 Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8, 1992, as amended September 8, 1995. (8)

10.12    Research and Development Agreement between Registrant and The West
         Company, Incorporated dated April 3, 1995. (8)

10.13    Supply and Distribution Agreement between Registrant and Storz
         Instrument Company dated as of July 7, 1995. (8)

Exhibit No.                       Description
-----------                       -----------
23.1     Consent of Ernst & Young LLP, independent auditors.*

27.1     Financial Data Schedule.*

---------------

      *     Filed herewith

      (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated April 24, 1992 (Registration No. 33-47439).

      (2) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).

      (3) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

      (4) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).

      (5) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.

      (6) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

      (7) Filed as an appendix to the Registration Statement on Form S-4 dated December 5, 1995 (Registration Statement No. 33-80037).

      (8) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.