Form 10-K405/A
period 1997-06-30
ESCALON MEDICAL CORP
filed 1997-10-27
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,657,434. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 11, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 11, 1997 was 10,517,519.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III


PRELIMINARY NOTE:

         This Form 10-K/A-1 is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 1997 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                            DIRECTORS OF THE COMPANY


                                                  YEAR FIRST BECAME DIRECTOR, PRINCIPAL OCCUPATIONS DURING
NAME OF DIRECTOR               AGE                      PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS
----------------               ---                --------------------------------------------------------
Richard J. DePiano             56      Mr. DePiano has been a director of the Company since February 1996.  Mr.
                                       DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P.
                                       and Managing Director of the Sandhurst Venture Fund since 1986.  Mr. DePiano is Chairman of the Board of Directors of Surgical Laser Technologies, Inc.  Mr.
                                       DePiano has served as Chairman and Chief Executive Officer of the Company
                                       since March 1997.

Jack M. Dodick, MD             58      Dr. Dodick has been a director of the Company since February 1996.  Dr. Dodick has served as the Chairman of the Department of Ophthalmology at Manhattan
                                       Eye, Ear and Throat Hospital in New York since 1982.

Jay L. Federman, MD            59      Dr. Federman has served as the Chairman of the Board of Directors of the
                                       Company since February 1996. Dr. Federman has served as the Chief of the
                                       Division of Ophthalmology at the Allegheny University Medical College of
                                       Pennsylvania since 1993 and as Co-Director of the Retina Service and Research
                                       Department at Wills Eye Hospital in Philadelphia, Pennsylvania since 1980.  Dr.
                                       Federman is a director of Surgical Laser Technologies, Inc.

Robert J. Kunze                62      Mr. Kunze has served as a director of the Company since 1988.  Mr. Kunze has been a general partner of H&Q Life Science Ventures and H&Q Life Science
                                       Technology Fund I, venture capital investment funds, since July 1987 and October
                                       1987, respectively.  Both funds were liquidated in December 1996 and, consequently, Mr. Kunze no longer serves as a general partner of such funds.

Sterling C. Johnson            57      Mr. Johnson has been a director of the Company since February 1996.  Mr.
                                       Johnson has served as the President and Chief Executive Officer of the
                                       Company since February 1996.  From 1989 through and including the present,
                                       Mr. Johnson has served as the President and Chief Executive Officer of EOI
                                       Corp. ("EOI").


                        EXECUTIVE OFFICERS OF THE COMPANY

         NAME              AGE                       POSITION
         ----              ---                       --------
Richard J. DePiano         56       Chairman and Chief Executive Officer

John T. Rich, C.P.A.       42       Vice President of Finance and Administration, Secretary

Ronald L. Hueneke          54       Vice President, General Manager, Trek Division


         Mr. DePiano's background is set forth above under "Directors of the Company."

         Mr. Rich was appointed the Vice President of Finance and Administration, the Treasurer and the Secretary of the Company in December 1996. From February 1996 until December 1996, Mr. Rich served as the Vice President of Finance and Administration and the Assistant Secretary of the Company. From January 1990 until February 1996, Mr. Rich held several senior management positions with, and continues to serve as a vice president of, EOI. From August 1980 until January 1990, Mr. Rich was employed by Arthur Andersen & Co., an international public accounting firm.

         Mr. Hueneke was appointed a Vice President of the Company and the General Manager of its Trek division in February 1996. From 1991 until February 1996, Mr. Hueneke held various senior management positions with EOI. Mr. Hueneke co-founded Trek Medical Products, Inc., a vitreoretinal instrument and equipment business, in 1983 and served as its President until October 1991 when it was acquired by EOI.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid by the Company to its Chief Executive Officer and certain other highly compensated executive officers of the Company for all services rendered in all capacities for the periods shown. This table includes Sterling C. Johnson, who stepped down from his positions with the Company effective April 30, 1997.

SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                   ANNUAL COMPENSATION              OTHER            AWARDS
                                                   -------------------              ANNUAL        ------------      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR         SALARY          BONUS    COMPENSATION        OPTIONS     COMPENSATION(1)
---------------------------                ----         ------          -----    ------------        -------     ---------------
Richard J. DePiano(2)                      1997        $ 73,846             --        --                --          $  3,200
Chairman and Chief Executive               1996              --             --        --                --                --
   Officer                                 1995              --             --        --                --                --

John T. Rich                               1997        $119,000        $14,500        --                --                --
Vice President of Finance and              1996        $ 43,858             --        --                --                --
  Administration, and Secretary            1995              --             --        --                --                --

Ronald L. Hueneke                          1997        $105,000        $14,500        --                --                --
Vice President, General Manager,           1996        $ 39,159             --        --                --                --
  Trek Division                            1995              --             --        --                --                --

Sterling C. Johnson                        1997        $118,088             --        --                --          $109,832
Former President,  Chief Executive         1996        $ 55,677             --        --                --          $  2,536
Officer and Chief Operating Officer        1995              --             --        --                --                --

(1) Includes payment by the Company of (i) in the case of Mr. Johnson (a) $60,000 in earned but unpaid compensation pursuant to Mr. Johnson's employment agreement (see section entitled "Employment Agreements" herein for a description of Mr. Johnson's employment agreement); (b) an automobile allowance in the amount of $4,971; (c) $7,244 in insurance premiums paid for life insurance; (d) severance payments in the amount of $23,697; and (e) accrued vacation pay in the amount of $13,920, paid upon Mr. Johnson's retirement from the Company and (ii), in the case of Mr. DePiano, an automobile allowance in the amount of $3,200.

(2) Mr. DePiano became Chairman and Chief Executive Officer of the Company on March 1, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   % OF                                            POTENTIAL REALIZABLE
                                               TOTAL OPTIONS                                         VALUE AT ASSUMED
                                                GRANTED TO                                        ANNUAL RATES OF STOCK
                                  OPTIONS      EMPLOYEES IN     EXERCISE PRICE    EXPIRATION      PRICE APPRECIATION FOR
             NAME               GRANTED(1)      FISCAL YEAR        $/SHARE)          DATE             OPTION TERM(2)
             ----               ----------      -----------        --------          ----             --------------
                                                                                                     5%           10%
                                                                                                     --           ---
Richard J. DePiano............    450,000          100%             $0.563          6/4/07        $159,330     $403,775
John T. Rich..................         --           --                  --              --              --           --
Ronald G. Hueneke.............         --           --                  --              --              --           --
Sterling C. Johnson                    --           --                  --              --              --           --


(1) These options were granted under the Company's 1993 Stock Option Plan and have a term of ten years, subject to earlier termination in certain events. See "Employment Agreements." The options are fully vested.

(2) The potential realizable values are based on an assumption that the stock price of the Common Stock starts equal to the exercise price shown for the particular option grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE


                                                                    NUMBER OF                         VALUE OF
                                                                   UNEXERCISED                  UNEXERCISED IN-THE-
                                                                   OPTIONS AT                     MONEY OPTIONS AT
                                                                  JUNE 30, 1997                   JUNE 30, 1997(1)
                                                                  -------------                 -------------------
                        SHARES ACQUIRED      VALUE
NAME                       ON EXERCISE      REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                    ---------------     --------      -----------     -------------     -----------     -------------
Richard J. DePiano            --               --           450,000            --             $41,850            --
John T. Rich                  --               --                --            --                  --            --
Ronald L. Hueneke             --               --                --            --                  --            --
Sterling C. Johnson           --               --                --            --                  --            --

-------------------

(1) Potential unrealized value is (i) the fair market value at fiscal 1997 year-end less the option exercise price times (ii) the number of options. Fair market value as of fiscal 1997 year-end was determined based on a closing sale price on June 30, 1997 of $0.656.

         NO AWARDS WERE MADE TO ANY NAMED EXECUTIVE OFFICER DURING SUCH FISCAL YEAR UNDER ANY LONG-TERM INCENTIVE PLAN. THE COMPANY DOES NOT SPONSOR ANY DEFINED BENEFIT OR ACTUARIAL PLANS AT THIS TIME.

EMPLOYMENT AGREEMENTS

         On June 4 , 1997, the Company entered into an employment agreement with Richard J. DePiano as the Chairman and Chief Executive Officer of the Company. The term of the employment agreement commenced on March 1, 1997 and shall continue through February 28, 1998 subject to any extensions that may be entered upon the written agreement of the Company and Mr. DePiano. The agreement provides for a base salary of $240,000 per year plus incentive compensation in the form of a cash bonus to be paid by the Company to Mr. DePiano in the event the Company has entered into a sale, license or other transfer of all or a substantial portion of the assets of the Company, a merger or consolidation of the Company or a sale of all or a substantial portion of the Company's capital stock. The bonus to be paid to Mr. DePiano shall be equal to 10% of the increase in the market capitalization of the Company as a result of any of the aforementioned transactions from March 1, 1997 to the close of business on the date on which Mr. DePiano's employment with the Company terminates; provided, however, that the minimum bonus to be paid to Mr. DePiano as the result of the Company entering into any of the aforementioned transactions shall be $250,000. The agreement also provides that the amount of the bonus is to be reduced by an amount equal to the appreciation value of the stock options granted to Mr. DePiano that have theretofore been exercised or that are exercisable. Under the terms of the employment agreement, Mr. DePiano received options to purchase 450,000 shares of the Company's Common Stock. The options granted to Mr. DePiano are fully vested but terminate upon the payment of his aforementioned incentive compensation. The agreement also provides for health and long term disability insurance and other fringe benefits as well as an automobile allowance of $800 per month.

         John T. Rich entered into an employment agreement with EOI in January 1990 that, as amended in January 1990 and September 1995, provides, among other things, for annual salary at a rate established by the Company's Board of Directors which is currently set as $119,000 per annum. Mr. Rich's employment agreement was assumed by the Company in connection with the Assets Sale and Purchase Agreement dated February 12, 1996 (the "Asset Sale and Purchase"), pursuant to which EOI transferred substantially all of its assets and certain liabilities to the Company in consideration of the issuance to EOI of 4,770,772 shares of the Common Stock of the Company. The agreement also provides for health, life and long-term disability insurance and other fringe benefits. If Mr. Rich is terminated without cause, the agreement provides for the continuation of Mr. Rich's salary and fringe benefits for one year after termination. Under the agreement, Mr. Rich was also granted options to purchase up to 50,000 shares of the EOI's Common Stock at an exercise price per share of $.25. The options are fully vested and currently exercisable. The employment agreement expires in January 1998.

         Ronald L. Hueneke entered into an employment agreement with EOI in October of 1991 that provides for annual salary at a rate established by the Company's Board of Directors which is currently set as $105,000 per annum. Mr. Hueneke's employment agreement was assumed by the Company in connection with the Asset Sale and Purchase. The agreement also provides for health, life and long-term disability insurance and other fringe benefits. In addition, the agreement provided for incentive compensation equal to 3 1/3% of the gross sales derived from the sale by Mr. Hueneke of certain products during the initial term of the employment agreement. Under the agreement, Mr. Hueneke was also granted options to purchase up to 75,000 shares of the EOI's Common Stock at an exercise price per share of $1.00. The options are fully vested and currently exercisable. The employment agreement, which had an initial term of five years, renews automatically from year to year unless either party notifies the other in writing at least 90 days prior to the expiration of the then current term of its determination not to renew the agreement.

         Sterling C. Johnson entered into an employment agreement with EOI in 1989 that, as amended in January 1991 and January 1995, provided for annual compensation in the amount of $154,000. In connection with the Assets Sale and Purchase, Mr. Johnson's employment agreement was assumed by the Company, including EOI's obligation to pay $60,000 in earned but unpaid compensation to Mr. Johnson. Mr. Johnson's agreement was for a three-year term ending in December 1997 and renewed automatically for successive one-year periods unless either party notified the other in writing at least 90 days prior to the expiration date. The agreement provided for health, life and long term disability insurance and other fringe benefits as well as reimbursement of the costs associated with the lease of an automobile not in excess of $500 per month. The agreement provided for severance payments, in the event of termination without cause, equal to Mr. Johnson's salary and fringe benefits for one year. Mr. Johnson was granted options to purchase up to 300,000 shares of EOI common stock at an exercise price per share of $.01. The options were exercised. Under the terms of his employment agreement, the Company was obligated to reimburse Mr. Johnson for any withholding tax obligation and the tax on such reimbursement in the event Mr. Johnson exercised the options. Effective April 30, 1997, Mr. Johnson stepped down from the office of President and Chief Operating Officer. In connection therewith, the Company made payments to Mr. Johnson in fiscal year 1997 of $23,697 in severance payments and $13,920 in accrued vacation. The Company will have paid to Mr. Johnson the balance of all outstanding severance-related expenses, or approximately $150,000, by the end of April 1998.

COMPENSATION OF DIRECTORS
Messrs. Johnson, Dodick and Federman are paid directors' fees of $2,000 for each board meeting attended in person and $500 for each Committee meeting or meeting attended telephonically. Mr. Kunze is paid a monthly directors' fee of $4,000 per month. In addition, directors are reimbursed for expenses incurred in connection with attending meetings. See "Executive Officers--Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 11, 1997, certain information regarding the beneficial ownership of the Common Stock by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for election as director of the Company, (iii) each of the Named Executive Officers as such term is defined in
Item 402(a)(3) of Regulation S-K and (iv) all directors and executive officers of the Company as a group. Pursuant to the rules and regulations promulgated under the Exchange Act the table sets forth the most recent information provided in filings made with the SEC by the reporting persons.

         The calculation of percentage ownership as shown for each person in the following table assumes the exercise of all options and warrants held by such person but not the exercise of any other person's options or warrants. Additionally, certain of the reporting persons share beneficial ownership of certain securities of the Company. Any securities as to which beneficial ownership is shared are set forth on the table below as beneficially owned by each person to whom beneficial ownership may be attributed. See the footnotes to the table for information as to shared beneficial ownership of the Company's securities.

                           BENEFICIAL OWNERSHIP TABLE

                                                                                       AMOUNT OF
                                                                                      BENEFICIAL
                                                       AMOUNT OF                    OWNERSHIP OF
                                                      BENEFICIAL                          SHARES     AMOUNT OF
                                                    OWNERSHIP OF                      UNDERLYING     AGGREGATE   AGGREGATE
                                                     OUTSTANDING       PERCENT OF       OPTIONS/    BENEFICIAL     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES(1)**            CLASS    WARRANTS***     OWNERSHIP    OF CLASS
      ------------------------------------          ------------       ----------   ------------    ----------   ---------
EOI Corp. (2)...................................       4,437,625            42.2              --     4,437,625        42.2
   182 Tamarack Circle
   Skillman, NJ  08558

D. Blech and D. Blech & Company,
Incorporated (3)................................              --              --       3,160,000     3,160,000        23.1
  599 Lexington Avenue
  New York, NY  10022

Allen & Company Incorporated (4)................              --              --         635,841       635,841         5.7
  711 Fifth Avenue
  New York, NY  10022

R.A. Mackie & Co., L.P. (4).....................              --              --         560,475       560,475         5.1
   One Gorham Island
   Westport, CT  06880

Sterling C. Johnson.............................              --              --              --            --          --

Robert J. Kunze ................................           5,759               *           5,759         5,759           *

Richard J. DePiano(5)...........................              --              --         450,000       450,000         4.1

Jack M. Dodick, M.D.............................              --              --              --            --          --

Jay L. Federman, M.D............................              --              --              --            --          --

All directors and executive officers as a group
  (5 persons) ..................................           5,759               *         450,000       455,759         4.2


*        Less than 1%.

** Includes outstanding shares owned by the named person but does not include shares as to which such person has the right to acquire.

*** Represents shares underlying (a) Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"), Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") and Class C Common Stock Purchase Warrants ("Class C Warrants"), each of which (i) entitles the holder thereof to purchase one share of Common Stock at a price of $6.25, $7.50 and $5.00, respectively, and (ii) was issued in connection with a November 1993 offering; and (b) certain options, which in each case are exercisable within 60 days from the date hereof.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) As reported on Schedule 13D dated February 12, 1996 and a Form 4 dated September 10, 1996. The outstanding share ownership set forth for EOI consists of shares owned solely by EOI. As set forth in the Schedule 13D, Messrs. Johnson, DePiano, Dodick, and Federman are directors of EOI. Additionally, Messrs. Johnson and Rich (the Company's current Vice President of Finance and Administration and the Secretary) serve as the President/Chief Executive Officer and Secretary/Treasurer/Vice President of Finance and Administration, respectively, of EOI. Although not currently serving as an officer of EOI, Ronald L. Hueneke, the Company's Vice President/General Manager of Trek Division, served in the same position for EOI prior to the Asset Acquisition. Each of the above named individuals are also shareholders of EOI.

(3) As reported on Amendment No. 3 to the Statement on Schedule 13D dated October 5, 1995. The ownership of shares underlying options and warrants, as set forth for Mr. Blech, consists entirely of shares underlying 1,380,000 Class A Warrants and 880,000 Class B Warrants owned by Blech, and 900,000 shares subject to a Unit Purchase Option owned by Blech (see discussion under "Certain Relationships and Certain Transactions").

(4)      For Allen & Company Incorporated such figures are as reported on
         Schedule 13G dated February 14, 1997. Allen & Company Incorporated's ownership consists of 48,646 shares of Common Stock and shares underlying 91,805 Class A Warrants and 495,390

         Class B Warrants. For R.A. Mackie & Co., L.P. such figures are as reported on Schedule 13G dated February 8, 1996 and represent ownership of shares underlying 43,575 Class A Warrants and 516,900 Class B Warrants.

(5) Represents 450,000 shares which Mr. DePiano has the right to acquire upon the exercise of currently exercisable stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI, pursuant to an Assets Sale and Purchase Agreement, in exchange for 4,770,772 shares of the Company's Common Stock. The total estimated cost of the acquisition was $8,900,000, including liabilities assumed (which includes the assumption of costs associated with certain litigation involving EOI) of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition was accounted for using the purchase method of accounting and included the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximates $4,100,000 and is being amortized over a ten-year period. Another $1,000,000 of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition. As disclosed elsewhere herein, Messrs. Johnson, DePiano, Dodick and Federman were at the time of the acquisition, and continue to be, members of the Board of Directors of EOI. Messrs. Johnson and Rich, the Company's former President/Chief Executive Officer, Chief Operating Officer and Vice President, Finance and Administration/Secretary, respectively, serve in similar executive level management positions with EOI. Ronald L. Hueneke, a Vice President of the Company and General Manager of its Trek Division, served in the same position with EOI prior to the consummation of the Asset Acquisition. EOI is the beneficial owner of 42.2% of the outstanding Common Stock of the Company and each individual named in this paragraph is a shareholder of EOI.

         Jay L. Federman, M.D., a Director, together with two individuals unaffiliated with the Company, entered into a Development, Assignment and License Agreement with the Company dated September 11, 1992. Under this agreement, the Company has agreed to pay royalties to Dr. Federman and the two unaffiliated individuals on sales of the Company's Iris Expander and related products. Generally, the agreement provides for quarterly royalty payments of 10% of net sales, for sales by the Company, and the greater of 5% of net sales or 50% of royalty payments received by the Company, for sales by sublicensees of the Company, in countries where a valid patent for the product has issued. For sales in countries where a valid patent has not issued, royalty payments equal to one-half of the foregoing rates are required. As of the date hereof, the Iris Expander is still under development. Therefore, no royalty payments have been made to Dr. Federman or the other individuals that are parties to the Development, Assignment and License Agreement.

         Commencing November 17, 1994, upon the exercise of any Class A Redeemable Common Stock Purchase Warrant or Class B Redeemable Common Stock Purchase Warrant (a "Warrant"), to the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission (the "Commission"), the Company has agreed to pay D. Blech & Company, Incorporated ("Blech"), except in certain limited circumstances, a fee of 5% of the exercise price of such Warrant if (i) the market price of the Common Stock is greater than the exercise price of such Warrant on the date of exercise; (ii) on the date of exercise Blech is a registered broker-dealer and its registration has not been suspended; (iii) such Warrant is not held in a discretionary account; and (iv) the solicitation of such Warrant was not in violation of Rule 10b-6 promulgated under the Securities Exchange Act of 1934, as amended. The Company has agreed not to solicit the exercise of any Warrant other than through Blech unless Blech is legally unable to solicit such exercise or is prohibited from doing so by the rules of the NASD or otherwise, in which event the Company may solicit such exercise, either itself or with the assistance of a third party.

         In November 1993, the Company sold to Blech a transferable option (the "Unit Purchase Option") to purchase up to 300,000 Units. The Unit Purchase Option is exercisable for a period of four years, commencing November 17, 1994, at an initial exercise price equal to $8.00 per Unit. The Units are identical in all respects to Units issued in an underwritten public offering of Units made in November and December of 1993, except that (i) while the Warrants comprising such Units are held by Blech or certain transferees of Blech, they are not redeemable by the Company and (ii) Warrants comprising such Units are exercisable for the period commencing on November 17, 1993, and terminating at the close of business on November 24, 1994. The Unit Purchase Option cannot be transferred, assigned or hypothecated prior to November 24, 1994, except that it may be assigned, in whole or in part, to any successor, officer or partner of Blech. The Unit Purchase Option contains antidilution provisions providing for appropriate adjustment of the exercise price and the number of Units which may be purchased upon exercise upon the occurrence of certain events.

         The Company has agreed that it will, at its expense on any one occasion during the four-year period commencing November 17, 1994, and on any one additional occasion at the expense of the holders thereof during such period, register the securities underlying, or issuable upon the exercise of the securities underlying, the Unit Purchase Option at the request of holders of a majority of the Units issued or issuable upon exercise of the Unit Purchase Option (including shares of Common Stock issuable upon exercise of the Warrants included in those Units). The Company has also agreed, during the seven-year period commencing November 17, 1994, to register on a "piggyback" basis, on an unlimited number of occasions, such securities whenever the Company files a registration statement.

         For the life of Unit Purchase Option, the holders are given, at nominal cost, the opportunity to profit from a rise in the market price for the securities of the Company without assuming the risk of ownership, with a resulting dilution in the interest of other security holders. As long as the Unit Purchase Option remains unexercised, the terms under which the Company could obtain additional capital may be adversely affected. Moreover, the holders of the Unit Purchase Option may be expected to exercise such option at a time when the Company would, in all likelihood, be able to obtain needed capital by an offering of its securities on terms more favorable than those provided by the Unit Purchase Option.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ESCALON MEDICAL CORP.
                                        (Registrant)

Dated:  October 27, 1997

                                        By: /s/ JOHN T. RICH
                                            ------------------------------------
                                                John T. Rich
                                                Vice President, Finance and
                                                   Administration