Form 10-Q
period 1997-09-30
ESCALON MEDICAL CORP
filed 1997-11-07
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Date: October 31, 1997        10,517,519 Shares of Common Stock, no par value
      ----------------        ----------

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I.   FINANCIAL INFORMATION

                                                                                    PAGE
          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheets as of June 30, 1997
                   and September 30, 1997                                            3

                   Condensed Statements of Operations for the
                   Three Months Ended September 30, 1996 and 1997                    4

                   Condensed Statements of Cash Flows for the
                   Three Months Ended September 30, 1996 and 1997                    5

                   Notes to Condensed Financial Statements                           6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               8

Part II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                              10

            Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                          11

                         PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                             ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS

                                                                        June 30,           September 30,
                                                                          1997                 1997
                                                                      -------------      --------------
                                ASSETS                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                         $  1,752,648    $     1,708,151
     Investments                                                            235,000            235,000
     Accounts receivable, net                                               587,265            622,375
     Inventories, net                                                       577,782            464,243
     Other current assets                                                    52,850             57,268
                                                                       ------------    ---------------
                     Total current assets                                 3,205,545          3,087,037

Furniture and equipment, at cost, net                                        97,977             88,308
Long-term note receivable                                                    62,500             75,000
License and distribution rights, net                                        892,528            956,303
Patents, net                                                                465,046            467,421
Goodwill, net                                                             1,095,982          1,064,060
Other assets                                                                 14,156             13,416
                                                                       ------------    ---------------

                                                                       $  5,833,734    $     5,751,545
                                                                       ============    ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                      $      2,910    $         1,909
     Accounts payable                                                       553,197            604,321
     Accrued and other liabilities                                          479,175            315,921
                                                                       ------------    ---------------
                     Total current liabilities                            1,035,282            922,151
                                                                       ------------    ---------------

Commitments

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares authorized;
       10,518,814 and 10,517,519 shares issued and outstanding
       at June 30, 1997 and September 30, 1997, respectively             44,645,440         44,645,440
     Accumulated deficit                                                (39,846,988)       (39,816,046)
                                                                       ------------    ---------------
                     Total shareholders' equity                           4,798,452          4,829,394
                                                                       ------------    ---------------

                                                                       $  5,833,734    $     5,751,545
                                                                       ============    ===============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                          September 30,
                                                                        --------------------------------------------------
                                                                                1996                         1997
                                                                        ---------------------        ---------------------

Product revenues                                                              $ 1,435,223                  $ 1,371,164

Costs and Expenses:
     Cost of goods sold                                                           720,989                      606,015
     Research and development                                                     333,790                       96,389
     Marketing, general and administrative                                        773,612                      664,319
                                                                         -----------------           ------------------

              Total costs and expenses                                          1,828,391                    1,366,723
                                                                         -----------------           ------------------

Income (loss) from operations                                                    (393,168)                       4,441
                                                                         -----------------           ------------------

Other Income and Expenses:
     Interest income                                                               45,430                       26,603
     Interest expense                                                                (448)                        (102)
                                                                         -----------------           ------------------

              Total other income and expense                                       44,982                       26,501
                                                                         -----------------           ------------------

Net income (loss)                                                             $  (348,186)                 $    30,942
                                                                         =================           ==================

Net income (loss) per share                                                   $    (0.033)                 $     0.003
                                                                         =================           ==================

Shares used in computation of net
   income (loss) per share                                                     10,518,814                   10,517,519
                                                                         =================           ==================

                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                       -----------------------------
                                                                             1996          1997
                                                                       --------------  -------------
Cash Flows From Operating Activities:
     Net income (loss)                                                  $  (348,186)   $    30,942
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                     184,796         81,754
          Net gain on sale of furniture and equipment                        (2,680)           - -
          Change in operating assets and liabilities:
             Accounts receivable                                            (82,684)       (35,110)
             Inventories                                                     (2,996)       113,539
             Other current assets                                             8,179         (4,418)
             Accounts payable, accrued and other liabilities               (120,702)      (112,130)
                                                                        -----------    -----------
                Net cash provided from (used in) operating activities      (364,273)        74,577
                                                                        -----------    -----------

Cash Flows From Investing Activities:
     Long term note receivable                                                  - -        (12,500)
     Purchase of  furniture and equipment                                   (15,456)        (1,200)
     Proceeds from sale of  furniture and equipment                           5,400            - -
     License and distribution rights cost                                       - -        (97,668)
     Other assets                                                            (9,773)           740
     Patent costs                                                            (9,118)        (7,445)
                                                                        -----------    -----------
                Net cash used in investing activities                       (28,947)      (118,073)
                                                                        -----------    -----------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligations                      (1,878)        (1,001)
                                                                        -----------    -----------
                Net cash used in financing activities                        (1,878)        (1,001)
                                                                        -----------    -----------

                Net decrease in cash and cash equivalents                  (395,098)       (44,497)
Cash and cash equivalents, beginning of period                            2,584,503      1,752,648
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $ 2,189,405    $ 1,708,151
                                                                        ===========    ===========



                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 30, 1997 are not indicative of the results that may be expected for the fiscal year ended June 30, 1998.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997 included in the Company's annual report on Form 10-K filed in October 1997 with the Securities and Exchange Commission.

2.  PER SHARE INFORMATION

         Per share data has been computed using the weighted average number of shares outstanding. Common share equivalents issuable upon exercise of outstanding stock options and warrants have been excluded from the computation as their effect would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:


<Captoin>
                                           JUNE 30, 1997            SEPTEMBER 30, 1997
                                           -------------            -----------------
            Raw materials/
              work in process               $   628,687                $   504,407
            Finished goods                      610,093                    620,834
                                            -----------                -----------
                                              1,238,780                  1,125,241
            Valuation allowance                (660,998)                  (660,998)
                                            -----------                -----------
                                            $   577,782                $   464,243
                                            ===========                ===========

4.  CONTINGENCIES

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

         While continuing to deny any wrongdoing and in an effort to curtail its legal expenses related to this litigation, the Company has reached an agreement in principle to settle this action for $500,000 on its behalf and on behalf of its former and present officers and directors. This settlement is subject to agreement upon final documentation and court approval. The Company's insurance carrier has agreed to fund a significant portion of the settlement amount.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's result of operations, financial position or cash flows.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of joint venture opportunities, expenses associated with defending itself in litigation matters, liquidity, the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission, the following: (i) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (ii) The outcome of, and costs associated with, litigation matters; (iii) The success of negotiations and implementation of a joint venture agreement to license the Company's intellectual laser properties.

OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In order to further develop and commercialize its laser technology, the Company is negotiating a joint venture arrangement in which it, along with an academic institution partner, will license their intellectual laser properties to a newly formed company in return for an equity interest in the new company and future royalties on product sales. This new company will have the responsibility of funding and developing the laser technology through to commercialization. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of the acquisition, the Company is no longer in the development stage for financial reporting purposes.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; and (ii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 1996 and 1997

         Product revenues decreased to $1,371,164 for the three-month period ended September 30, 1997 from $1,435,223 for the same three-month period ended September 30, 1996. This decrease of $64,059, or 4% is due to a decrease in contract manufacturing revenues offset partially by an increase in revenues from the sale of the Company's other product lines. Contract manufacturing revenues vary from quarter to quarter depending upon when orders are received and the lead times to produce such products.

         Cost of goods sold totaled $606,015, or 44% of revenues, for the three-month period ended September 30, 1997 as compared to $720,989, or 50% of revenues, for the same period ended September 30, 1996. The 6% decrease in cost of goods sold as a percentage of revenues is due primarily to (i) the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with the purchases of AdatoSil(R)5000 Silicone Oil, the Company's primary product; and (ii) a change in the product sales mix during the respective periods from contract manufactured products which generally have a higher cost of goods as a percent of revenues to the Company's other product lines which have a lower cost of goods as a percentage of revenues.

         Research and development expenses decreased $237,401, or 71%, for the three-month period ended September 30, 1997 compared to the same three-month period ended September 30, 1996. This decrease is due primarily to a decrease in expenditures associated with the Company's laser development program as a result of the change in the Company's market focus.

         Marketing and general and administrative expenses decreased $109,293, or 14%, for the three-month period ended September 30, 1997 compared to the same period ended September 30, 1996. This decrease is due principally to the reduction in the amortization expense of goodwill and license and distribution rights resulting from the write down of such assets during the fourth quarter of fiscal 1997 as described more fully in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997.

         Interest income decreased to $26,603 for the three-month period ended September 30, 1997 from $45,430 for the same three-month period ended September 30, 1996. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.

         There is no provision for income taxes for the three-month period ended September 30, 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of $1,708,151 as compared to $1,752,648 at June 30, 1997. The Company's short-term investments at September 30, 1997 and June 30, 1997 were $235,000. The net decrease in cash and cash equivalents of $44,497 relates primarily to the acquisition of certain license and distribution rights offset by cash provided from operations.

            The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the fiscal year ending June 30, 1998. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical and drug delivery programs.

         The Company anticipates additional expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II.
Item 1. Legal Proceedings."

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

                            ESCALON MEDICAL CORP.
                                  (Registrant)

DATE:  November 6, 1997      By:  /s/ Richard J. DePiano
                                  ------------------------------
                                  Richard J. DePiano
                                  Chairman and Chief Executive Officer



DATE:  November 6, 1997      By:  /s/ John T. Rich
                                  ------------------------------
                                  John T. Rich
                                  Vice President Finance and Administration
                                  (Principal Financial and Accounting
                                  Officer) and Secretary