Form 10-Q
period 1997-12-31
ESCALON MEDICAL CORP
filed 1998-02-17
CIK 862668

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

               (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______to______

                          Commission File No. 0-20127


                             ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)


           California                                             33-0272839
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                               Identification No.)

                            351 East Conestoga Road
                                Wayne, PA  19087
                                 (610) 688-6830
                       (Address, including zip code, and
                     telephone number, including area code,
                  of Registrant's principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X      No
                                  -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: February 6, 1998           2,629,375 Shares of Common Stock, no par value
      ----------------           ---------

                            ESCALON MEDICAL CORP.

                                    INDEX

Part I.  FINANCIAL INFORMATION                                                                PAGE
         Item 1. Condensed Financial Statements

                 Condensed Balance Sheets as of June 30, 1997
                 and December 31, 1997                                                            3

                 Condensed Statements of Operations for the
                 Three Months Ended and Six Months Ended
                 December 31, 1996 and 1997                                                       4

                 Condensed Statements of Cash Flows for the
                 Six Months Ended December 31, 1996 and 1997                                      5

                 Notes to Condensed Financial Statements                                          6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             10

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                               12

         Item 6. Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                       14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                             ESCALON MEDICAL CORP.

                            CONDENSED BALANCE SHEETS

                                                                                            JUNE 30,                 DECEMBER 31,
                                                                                              1997                       1997
                                                                                          ------------               ------------
                                              ASSETS                                                                  (UNAUDITED)
Current Assets:

     Cash and cash equivalents                                                            $ 1,752,648                $ 1,534,238
     Investments                                                                              235,000                    - -
     Accounts receivable, net                                                                 587,265                    713,862
     Inventories, net                                                                         577,782                    684,523
     Other current assets                                                                      52,850                     39,300
                                                                                          ------------               ------------
                     Total current assets                                                   3,205,545                  2,971,923

Furniture and equipment, at cost, net                                                          97,977                     75,016
Long-term receivables                                                                          62,500                    162,500
License and distribution rights, net                                                          892,528                    922,473
Patents, net                                                                                  465,046                    485,201
Goodwill, net                                                                               1,095,982                  1,032,138
Other assets                                                                                   14,156                     17,742
                                                                                          ------------               ------------

                                                                                          $ 5,833,734                $ 5,666,993
                                                                                          ============               ============
                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Current portion of capital lease obligations                                         $     2,910                $       934
     Accounts payable                                                                         553,197                    514,254
     Accrued and other liabilities                                                            479,175                    338,662
                                                                                          ------------               ------------
                     Total current liabilities                                              1,035,282                    853,850
                                                                                          ------------               ------------

Commitments

Shareholders' Equity:

     Preferred stock, no par value; 2,000,000 shares authorized; 0 and 1,350 shares issued and outstanding at June 30, 1997
       and December 31, 1997                                                                  - -                        923,500
     Common stock, no par value; 35,000,000 shares authorized;
       2,629,703 and 2,629,375 shares issued and outstanding
       at June 30, 1997 and December 31, 1996, respectively                                44,645,440                 44,879,940
     Preferred stock subscription receivable                                                  - -                     (1,194,750)
     Accumulated deficit                                                                  (39,846,988)               (39,795,547)
                                                                                          ------------               ------------
                     Total shareholders' equity                                             4,798,452                  4,813,143
                                                                                          ------------               ------------
                                                                                          $ 5,833,734                $ 5,666,993
                                                                                          ============               ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       DECEMBER 31,                            DECEMBER 31,
                                              -------------------------------       --------------------------------
                                                    1996            1997                 1996             1997
                                              --------------    -------------       ---------------   --------------
Product revenues                                 $1,285,868      $ 1,509,476           $ 2,721,090       $2,880,640
Cost of goods sold                                  654,607          671,561             1,375,597        1,277,576
                                              --------------    -------------       ---------------   --------------
Gross margin                                        631,261          837,915             1,345,493        1,603,064
                                              --------------    -------------       ---------------   --------------

Costs and Expenses:

     Marketing, general and administrative          942,232          795,444             1,715,842        1,459,763
     Research and development                       305,837          120,089               639,627          216,478
                                              --------------    -------------       ---------------   --------------
              Total costs and expenses            1,248,069          915,533             2,355,469        1,676,241
                                              --------------    -------------       ---------------   --------------

Loss from operations                               (616,808)         (77,618)           (1,009,976)         (73,177)
                                              --------------    -------------       ---------------   --------------

Other Income and Expenses:

     Other income                                   - -               75,000               - -               75,000
     Interest income                                 38,108           23,164                83,538           49,767
     Interest expense                                  (398)             (46)                 (846)            (149)
                                              --------------    -------------       ---------------   --------------
              Total other income and expense         37,710           98,118                82,692          124,618
                                              --------------    -------------       ---------------   --------------

Net income (loss)                                $ (579,098)        $ 20,500            $ (927,284)        $ 51,441
                                              ==============    =============       ===============   ==============

Basic net income (loss) per share                   $ (0.22)          $ 0.008              $ (0.35)          $ 0.020
                                              ==============    =============       ===============   ==============

Diluted net income (loss) per share                 $ (0.22)          $ 0.008              $ (0.35)          $ 0.019
                                              ==============    =============       ===============   ==============





                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                         1996                         1997
                                                                                     ------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $  (927,284)                 $    51,441
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                                  376,003                      164,613
          Net loss on retirement of assets                                               - -                            3,860
          Net gain on sale of furniture and equipment                                     (2,680)                     - -
          Change in operating assets and liabilities:
             Accounts receivable                                                         100,438                     (126,597)
             Inventories                                                                (123,973)                    (106,741)
             Other current assets                                                         34,214                       13,550
             Accounts payable, accrued and other liabilities                            (160,381)                    (179,456)
                                                                                     ------------                 ------------
                Net cash used in operating activities                                   (703,663)                    (179,330)
                                                                                     ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                                  273,289                      235,000
     Purchase of  furniture and equipment                                                (18,592)                      (3,650)
     Proceeds from sale of  furniture and equipment                                        5,400                        1,000
     Long term note receivable                                                           - -                          (25,000)
     Long term receivable                                                                - -                          (75,000)
     License and distribution rights                                                     - -                          (99,109)
     Patent costs                                                                        (23,779)                     (30,295)
     Other assets                                                                          5,731                       (3,586)
                                                                                     ------------                 ------------
                Net cash provided from (used in) investing activities                    242,049                         (640)
                                                                                     ------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock offering costs                                                      - -                          (36,750)
     Principal payments under capital lease obligations                                   (4,055)                      (1,690)
                                                                                     ------------                 ------------
                Net cash used in financing activities                                     (4,055)                     (38,440)
                                                                                     ------------                 ------------
                Net decrease in cash and cash equivalents                               (465,669)                    (218,410)
Cash and cash equivalents, beginning of period                                         2,584,503                    1,752,648
                                                                                     ------------                 ------------
Cash and cash equivalents, end of period                                             $ 2,118,834                  $ 1,534,238
                                                                                     ============                 ============





                  See notes to condensed financial statements.

                             ESCALON MEDICAL CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six-month periods ended December 31, 1997 are not indicative of the results that may be expected for the fiscal year ended June 30, 1998.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997 included in the Company's annual report on Form 10-K filed in October 1997 with the Securities and Exchange Commission.


2.  REVERSE STOCK SPLIT

         On November 20, 1997, the Company held its annual meeting of shareholders at which time the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock (the "Common Stock"). As a result of the Reverse Split, each shareholder now has one share of Common Stock for every four shares owned before the Reverse Split. As a result of the Reverse Split, there were adjustments made to the Company's Class A Redeemable Common Stock Purchase Warrant, Class B Redeemable Common Stock Purchase Warrant and Class C Common Stock Purchase Warrant such that the exercise prices of the warrants and the number of warrants that must be delivered to the Company in order to purchase a share of Common Stock has been increased by a factor of four.

         All references in the condensed financial statements with regard to shares, per share amounts and share prices have been adjusted for the Reverse Split.

3.  PER SHARE INFORMATION

         In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No.128"). Earnings per share information has been restated for all prior periods presented as prescribe by SFAS No. 128. Common stock equivalents have not been included in computing basic and diluted net loss per share since their effect would have been antidilutive.

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      DECEMBER 31,                       DECEMBER 31,
                                                ---------------------------       ----------------------------
                                                  1996             1997             1996              1997
                                                -----------     -----------       -----------      -----------
 Numerator for basic and diluted
    earnings per share:
       Net income (loss)                        $(579,098)         $20,500        $(927,284)          $51,441

 Denominator:
      Denominator for basic earnings
      per share-weighted average shares          2,629,703       2,629,375         2,629,703        2,629,375

      Effect of dilutive employee stock
         options                                  - -               53,472          - -                53,472
                                                -----------     -----------       -----------      -----------

     Denominator for diluted earnings per
     share--adjusted weighted average
     shares and assumed conversion               2,629,703       2,682,847         2,629,703        2,682,847
                                                ===========     ===========       ===========      ===========

 Basic net income (loss) per share                 $(0.22)          $0.008           $(0.35)           $0.020
                                                ===========     ===========       ===========      ===========

 Diluted net income (loss) per share               $(0.22)          $0.008           $(0.35)           $0.019
                                                ===========     ===========       ===========      ===========


4.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                            JUNE 30, 1997          DECEMBER 31, 1997
                                                            -------------          -----------------
         Raw materials/work in process                        $  628,687                $   152,301
         Finished goods                                          610,093                    722,222
                                                              -----------               ------------
                                                               1,238,780                    874,523
         Valuation allowance                                    (660,998)                  (190,000)
                                                              -----------               ------------
                                                              $  577,782                $   684,523
                                                              ===========               ============

5.  PREFERRED STOCK OFFERING

         On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. Net proceeds of $1,194,750 from this offering were received on January 2, 1998 and are thus recorded as a subscription receivable in the shareholders' equity section of the accompanying condensed balance sheet as of December 31, 1997. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. Any Preferred Stock that is outstanding on December 31, 1999 will be automatically converted into Common Stock. The Preferred Stock pays cumulative dividends of 6% per annum payable quarterly in cash or Common Stock, at the Company's option. The Preferred Stock may be redeemed at any time at the option of the Company. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar Warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share.

6.  LICENSE OF INTELLECTUAL LASER PROPERTIES

         In October 1997, the Company licensed it intellectual laser properties to Intralase Corporation ("Intralase") in exchange for an initial 25% equity interest in Intralase. In addition, the Company is entitled to a 2.5% royalty on future products sales which are based on the Company's patented technology and a 1.5% royalty on product sales not dependent on the Company's technology. The Company will also be reimbursed $75,000 for previously expensed patent costs. Further, the Company contributed to Intralase its laser inventory, equipment and related furniture having a net book value of $0.

         Pursuant to the license agreement, this license of the Company's intellectual laser properties will revert back to the Company if Intralase does not obtain $1,000,000 of funding within the first 18 months of this agreement.


7.  CONTINGENCIES

Litigation

           As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to and which was reported in the Company's Form 10-Q for the quarter ended September 30, 1996). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On August 15, 1996, the Company, together with three other companies against whom similar claims have been asserted in separate actions filed as "related" to In Re Blech Securities Litigation, filed a motion for permission to take an immediate appeal. On January 16, 1997, the motion was denied. On March 31, 1997, the Court issued Pretrial Order No. 2, which set January 31, 1998 as the cutoff date for discovery and directed that the case be ready for trial by March 31, 1998. On October 14, 1997, the Court extended these dates, setting May 29, 1998 as the cutoff for discovery and July 31, 1998 as the ready trial date. The Pretrial Order No. 2 also provides for certain coordination of discovery in the Kozloski case, related cases making similar allegations arising from other issuers' offerings and In Re Blech Securities Litigation. Discovery has commenced in all related actions but is in its preliminary stages.

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


8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applicable to all enterprises. SFAS No. 130 is effective for financial statements relating to fiscal years beginning after December 15. 1997. The adoption of SFAS No. 130 will have no impact on the Company's results of operations, financial position or cash flows.

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

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of joint venture opportunities, expenses associated with defending itself in litigation matters, liquidity and capital resources, the continuation of fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission (including the Company's registration statement on Form S-3 filed with the Commission on January 20, 1998), the following: (i) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); and (ii) The outcome of, and costs associated with, litigation matters.


OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In order to further develop and commercialize its laser technology, the Company, in October 1997, licensed its intellectual laser properties to a newly formed company, Intralase, in return for an equity interest in Intralase and future royalties on product sales. Intralase will have the responsibility of funding and developing the laser technology through to commercialization. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Three and Six-Month Periods Ended December 31, 1996 and 1997

         Product revenues increased $223,608, or 17%, to $1,509,476 for the three-month period ended December 31, 1997 as compared to $1,285,868 for the same three-month period ended December 31, 1996. For the six-month period ended December 31, 1997, product revenues increased $159,550, or 6%, to $2,880,640 as compared to $2,721,090 for the same interim period in 1996. The increase in product revenues for the three-month period ended December 31, 1997 is due to the increase in unit sales of Adatosil(R)5000 Silicone Oil, Betadine(R)5% Sterile Ophthalmic Prep Solution, ISPAN(TM)Intraocular Gases and contract manufacturing product lines. These increases were partially offset by a decrease in unit sales of the Company's capital equipment and related disposable product lines. For the six-month period ended December 31, 1997, the increase in product revenues was again due to increased unit sales from all of its product lines except its contract manufacturing, capital equipment and related disposable product lines. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

         Cost of goods sold totaled $671,561, or 44% of revenues, for the three-month period ended December 31, 1997 as compared to $654,607, or 51% of revenues, for the same period ended December 31, 1996. For the six-month period ended December 31, 1997, cost of goods sold totaled $1,277,576, or 44% of revenues, as compared to 1,375,597, or 51% of product revenues for the same interim period in 1996. The 7% decrease in cost of goods sold as a percentage of revenues for both the three and six-month periods ended December 31, 1997 is due primarily to (i) the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with the purchases of AdatoSil(R)5000 Silicone Oil, the Company's primary product; and (ii) a change in the product sales mix during the respective periods.

         Marketing, general and administrative expenses decreased $146,788, or 16%, for the three-month period ended December 31, 1997 compared to the same period ended December 31, 1996, and decreased $256,079, or 15%, for the six-month period ended December 31, 1997 as compared to the same interim period of 1996. The decrease for both the three and six-month period ended December 31, 1997 is due principally to (i) the reduction in the amortization expense of goodwill and license and distribution rights resulting from the write down of such assets during the fourth quarter of fiscal 1997 as described more fully in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and (ii) the decrease in commissions expense as a result of a change in the Company's commission structure. Included in the expenses for the three-month period ended December 31, 1997 were costs totaling approximately $80,000 associated with the closing of the Company's New Jersey office and an additional accrual of $33,000 for legal expenses relating to the potential settlement of the Company's litigation. These expenses were offset by the reversal of reserves totaling approximately $112,000 associated with the Company's laser program which were deemed unnecessary as a result of licensing its intellectual laser properties to Intralase

         Research and development expenses decreased $185,748, or 61%, for the three-month period ended December 31, 1997 compared to the same three-month period ended December 31, 1996, and decreased $423,149, or 66%, for the six-month period ended December 31, 1997 as compared to the same interim period in 1996. These decreases are due primarily to a decrease in expenditures associated with the Company's laser development program as a result of the change in the Company's market focus as well as a decrease in expenditures associated with the Company's drug delivery technology.

         Pursuant to the licensing agreement with Intralase described in Note 6 of the Notes to Condensed Financial Statements, the Company is to be reimbursed $75,000 by Intralase for previously expensed patent costs. The Company recorded a receivable from Intralase and charged other income for this future reimbursement during the three-month period ended December 31, 1997.

         Interest income decreased to $23,164 and $49,767 for the three and six-month periods ended December 31, 1997 from $38,108 and $83,538 for the same interim periods in 1996. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment.


         There is no provision for income taxes for the three and six-month periods ended December 31, 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash and cash equivalents of $1,534,238 as compared to $1,752,648 at June 30, 1997. The Company's short-term investments at December 31, 1997 and June 30, 1997 were $0 and $235,000, respectively. The net decrease in cash and cash equivalents of $218,410 relates primarily to the acquisition of certain license and distribution rights and cash used in operations offset by the decrease in short-term investments due to normally recurring maturities.

         As noted in the accompanying interim financial statements and notes thereto, the Company completed a private placement of its Convertible Preferred Stock on December 31, 1997. Net proceeds from this offering totaling $1,194,750 were received on January 2, 1998.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds obtained from the private placement and generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through December 31, 1998. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical and drug delivery programs.

         The Company anticipates additional expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II.
Item 1. Legal Proceedings."


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27   Financial Data Schedule

         (b)   Reports on Form 8-K:

               A report on Form 8-K was filed on December 1, 1997 and is incorporated herein by reference. The content of the report is summarized below:

               The Company reported that on November 20, 1997, the Company's held its annual meeting of shareholders at which time the shareholders approved a one-for-four reverse stock split ("Reverse Split"). As a result of the Reverse Split, there were adjustments made to the Company's Class A Redeemable Common Stock Purchase Warrant, Class B Redeemable Common Stock Purchase Warrant and Class C Common Stock Purchase Warrant such that the exercise prices of the warrants and the number of warrants that must be delivered to the Company in order to purchase a share of Common Stock has been increased by a factor of four. Further, the Reverse Split necessitated an amendment to the Registrant's Warrant Agreement with American Stock Transfer & Trust Company dated November 17, 1993, as amended on June 1, 1994 and September 1, 1994.

               Another report on Form 8-K was filed on January 2, 1998, as amended on Form 8-K/A on January 22, 1998, both of which are incorporated herein by reference. The content of the reports is summarized below:

               The Company reported that on December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock in a private placement. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. Any Preferred Stock that is outstanding on December 31, 1999 will be automatically converted into Common Stock. The Preferred Stock pays cumulative dividends of 6% per annum payable quarterly in cash or Common Stock, at the Company's option. The Preferred Stock may be redeemed, at the option of the Company. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar Warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ESCALON MEDICAL CORP.
                                                    (Registrant)



DATE:  February 17, 1998         By:      /s/ Richard J. DePiano
                                          ------------------------------------
                                          Richard J. DePiano
                                          Chairman and Chief Executive Officer





DATE:  February 17, 1998         By:       /s/ John T. Rich
                                           -----------------------------------
                                          John T. Rich
                                          Vice President Finance and
                                            Administration
                                          (Principal Financial and Accounting
                                            Officer) and Secretary