Form 10-K/A
period 1997-06-30
ESCALON MEDICAL CORP
filed 1998-04-03
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

         Registrant's telephone number, including area code 609-497-9141

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class:        Name of each exchange on which registered:
    --------------------        ------------------------------------------
            None                                 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, without par value
                        -------------------------------

Class A Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value
--------------------------------------------------------------------------------

Class B Redeemable Common Stock Purchase Warrants, exercisable for the purchase of one share of Common Stock, without par value
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,657,434. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 11, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 11, 1997 was 10,517,519.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PRELIMINARY NOTE:

        This Form 10-K/A-2 is being filed to replace Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in their entirety.

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

AdatoSil(R) 5000 Silicone Oil ("AdatoSil 5000")

        AdatoSil 5000, which the Company distributes under a license and distribution agreement with Adatomed/Chiron Vision, is a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The use of highly purified silicone oil, like AdatoSil 5000, as a tamponade has become a standard of care in AIDS patients suffering from retinal detachment secondary to CMV retinitis infection. During fiscal 1997, sales of AdataSil 5000 accounted for approximately 56% of the Company's revenues.

ISPAN Intraocular Gases


        The Company distributes two intraocular gas products, C3F8 and SF6, which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement from Scott Medical Products ("Scott"), Escalon distributes packages of Scott gases in canisters containing 25 grams or less of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit which delivers the gas from the canister to the patient.


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

ULTRAFAST LASER PRODUCTS BUSINESS

        The Company for the past several years has devoted substantially all of its resources to the development of its proprietary ultrafast laser systems for the treatment of a broad range of eye disorders. Escalon's solid-state picosecond (one trillionth of a second) Nd: YLF
(Neodymium:Yitrium-Lithium-Fluoride) laser systems are designed to be more precise than lasers systems utilizing currently available technologies.

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

THIRD PARTY REIMBURSEMENT

         It is expected that the Company's products will be purchased primarily by ophthalmologists and hospitals, which will then bill various third-party-payers for the health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. In addition, third-party-payers may deny reimbursement if they determine that any procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS AND ROYALTIES


        The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. The Company's Surgical Products and pharmaceutical technology are covered by thirteen issued United States patents and one issued Taiwanese patent which expire at varying dates between 2005 and 2012. In addition, one United States patent is currently pending. With respect to the Company's ultrafast laser systems, fourteen patents have been issued or allowed and two additional patent applications have been filed by the Company in the United States. The patents related to the Company's ultrafast laser systems expire at varying dates between 2006 and 2013. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes that protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.


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


RESULTS OF OPERATIONS

Years Ended June 30, 1996 and 1997


        Product revenues increased to $5,431,282 in fiscal year 1997 from $2,341,073 in fiscal year 1996. This increase of $3,090,209, or 132%, relates primarily to having twelve months of sales in fiscal 1997 from product lines acquired from EOI as compared to only five months of like-kind sales during fiscal year 1996. However, trends in the Company's product lines are showing increases in unit sales of AdatoSil 5000 Silicone Oil, Betadine 5% Sterile Ophthalmic Prep Solution and ISPAN intraocular gases coupled with decreases in unit sales of the Company's capital equipment and related disposable product lines. With regards to product revenues from AdatoSil 5000, the Company anticipates that a competitor's product will be introduced during fiscal 1998 which may result in a decrease in future unit sales and related revenues. Additionally, subsequent to the year ended June 30, 1997, the Company's distributorship relating to the ISPAN intraocular gases was modified from an exclusive to a non-exclusive basis as a result of not meeting the minimum unit purchase requirement. The Company believes that this contractual change will not have a material impact on the Company's current or future operations.


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


        Research and development expenses decreased from $1,722,998 in fiscal year 1996 to $1,570,674 in fiscal year 1997, a decrease of $152,324 or 9%. The decrease in research and development expenses relates to a decrease of $847,161 in the expenditures associated with the Company's laser development program offset by an increase of $694,837 in expenditures associated with the Company's surgical products and ophthalmic drug delivery programs acquired from EOI. The reduction in the laser development program is a direct result of a reduction is workforce and other cost reduction programs implemented during the fiscal year 1996 in connection with the change in the Company's market focus. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

        Marketing and general and administrative expenses increased $992,121 or 36% to $3,715,727 for the year ended June 30, 1997 as compared to $2,723,606 in fiscal year 1996. Of this increase, (i) $2,439,255 relates to the inclusion of the marketing and general and administrative operations acquired from EOI for twelve months in fiscal 1997 as compared to only five months in fiscal year 1996; (ii) $107,079 is related to legal fees associated with the Company's ongoing litigation; and (iii) offset by a decrease of $1,554,213 in marketing and general and administrative expenses associated with the Company's laser development projects resulting from the aforementioned cost reduction programs.


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


        Research and development expenses decreased from $2,776,474 in fiscal year 1995 to $1,722,998 in fiscal year 1996, a decrease of $1,053,476 or 38%.
Research and development expenses decreased $1,502,434 as a direct result of a reduction in workforce and other cost reduction programs implemented in connection with the Company's change in focus of its operations. This decrease was partially offset by (i) an increase in certain non-cash expenses of $308,696 relating to the write-down of inventories to anticipated net realizable value, the ongoing depreciation of test and applications research systems, the write-down of certain patents pending; and (ii) an increase of $140,262 relating to the research and development operations acquired from EOI. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits and indirect expenses such as materials, equipment and supplies.

        Marketing and general and administrative expenses increased $818,663 or 43% to $2,723,606 for the year ended June 30, 1996 as compared to $1,904,943 in fiscal year 1995. This increase consisted of (i) $1,162,937 related to the operations acquired from EOI; (ii) approximately $260,000 of severance costs associated with the acquisition of EOI; and (iii) approximately $130,000 of legal fees associated with the Company's ongoing litigation. The increase was offset by a decrease in marketing, general and administrative expenses of $734,274 resulting from decreases in personnel, travel and marketing costs related to the workforce and other cost reduction programs involving the Company's laser operations.


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


                                ESCALON MEDICAL CORP.
                                (Registrant)

Dated: April 3, 1998

                                By:  /s/JOHN T. RICH
                                    -------------------------------------------
                                     John T. Rich
                                     Vice President, Finance and Administration