Form 10-Q/A
period 1997-12-31
ESCALON MEDICAL CORP
filed 1998-04-03
CIK 862668

                                  FORM 10-Q/A-1

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

                            Yes   X    No
                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: February 6, 1998           2,629,375 Shares of Common Stock, no par value
      ----------------           ---------

                              ESCALON MEDICAL CORP.

                                      INDEX

                                                                           PAGE
Part I. FINANCIAL INFORMATION

        Item 1. Condensed Financial Statements

                Condensed Balance Sheets as of June 30, 1997
                and December 31, 1997                                       3

                Condensed Statements of Operations for the
                Three Months Ended and Six Months Ended
                December 31, 1996 and 1997                                  4

                Condensed Statements of Cash Flows for the
                Six Months Ended December 31, 1996 and 1997                 5

                Notes to Condensed Financial Statements                     6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        10

Part II. OTHER INFORMATION

        Item 1. Legal Proceedings                                          13

        Item 6. Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                 14

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


                              ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS


                                                                         JUNE 30,         DECEMBER 31,
                                                                           1997               1997
                                                                       ------------       ------------
                                                                                          (Unaudited)
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                         $  1,752,648       $  1,534,238
     Investments                                                            235,000                 --
     Accounts receivable, net                                               587,265            713,862
     Inventories, net                                                       577,782            684,523
     Other current assets                                                    52,850             39,300
                                                                       ------------       ------------
                     Total current assets                                 3,205,545          2,971,923

Furniture and equipment, at cost, net                                        97,977             75,016
Long-term receivables                                                        62,500            162,500
License and distribution rights, net                                        892,528            922,473
Patents, net                                                                465,046            485,201
Goodwill, net                                                             1,095,982          1,032,138
Other assets                                                                 14,156             17,742
                                                                       ------------       ------------

                                                                       $  5,833,734       $  5,666,993
                                                                       ============       ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                      $      2,910       $        934
     Accounts payable                                                       553,197            514,254
     Accrued and other liabilities                                          479,175            338,662
                                                                       ------------       ------------
                     Total current liabilities                            1,035,282            853,850
                                                                       ------------       ------------

Commitments

Shareholders' Equity:
     Preferred stock, no par value; 2,000,000 shares authorized;
       0 and 1,350 shares issued and outstanding at June 30, 1997
       and December 31, 1997                                                     --            923,500
     Common stock, no par value; 35,000,000 shares authorized;
       2,629,703 and 2,629,375 shares issued and outstanding
       at June 30, 1997 and December 31, 1996, respectively              44,645,440         44,879,940
     Preferred stock subscription receivable                                     --         (1,194,750)
     Accumulated deficit                                                (39,846,988)       (39,795,547)
                                                                       ------------       ------------
                     Total shareholders' equity                           4,798,452          4,813,143
                                                                       ------------       ------------

                                                                       $  5,833,734       $  5,666,993
                                                                       ============       ============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statement.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        DECEMBER 31,                    DECEMBER 31,
                                                ---------------------------     -----------     -----------
                                                   1996            1997            1996            1997
                                                -----------     -----------     -----------     -----------
Product revenues                                $ 1,285,868     $ 1,509,476     $ 2,721,090     $ 2,880,640
Cost of goods sold                                  654,607         671,561       1,375,597       1,277,576
                                                -----------     -----------     -----------     -----------
Gross margin                                        631,261         837,915       1,345,493       1,603,064
                                                -----------     -----------     -----------     -----------

Costs and Expenses:
     Marketing, general and administrative          942,232         795,444       1,715,842       1,459,763
     Research and development                       305,837         120,089         639,627         216,478
                                                -----------     -----------     -----------     -----------
          Total costs and expenses                1,248,069         915,533       2,355,469       1,676,241
                                                -----------     -----------     -----------     -----------

Loss from operations                               (616,808)        (77,618)     (1,009,976)        (73,177)
                                                -----------     -----------     -----------     -----------

Other Income and Expenses:
     Other income                                        --          75,000              --          75,000
     Interest income                                 38,108          23,164          83,538          49,767
     Interest expense                                  (398)            (46)           (846)           (149)
                                                -----------     -----------     -----------     -----------
          Total other income and expense             37,710          98,118          82,692         124,618
                                                -----------     -----------     -----------     -----------

Net income (loss)                               $  (579,098)    $    20,500     $  (927,284)    $    51,441
                                                ===========     ===========     ===========     ===========

Basic net income (loss) per share               $     (0.22)    $     0.008     $     (0.35)    $     0.020
                                                ===========     ===========     ===========     ===========

Diluted net income (loss) per share             $     (0.22)    $     0.008     $     (0.35)    $     0.019
                                                ===========     ===========     ===========     ===========




                  See notes to condensed financial statement.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                          -----------      -----------
                                                                             1996             1997
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $  (927,284)     $    51,441
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                       376,003          164,613
          Net loss on retirement of assets                                         --            3,860
          Net gain on sale of furniture and equipment                          (2,680)              --
          Change in operating assets and liabilities:
             Accounts receivable                                              100,438         (126,597)
             Inventories                                                     (123,973)        (106,741)
             Other current assets                                              34,214           13,550
             Accounts payable, accrued and other liabilities                 (160,381)        (179,456)
                                                                          -----------      -----------
                Net cash used in operating activities                        (703,663)        (179,330)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                       273,289          235,000
     Purchase of  furniture and equipment                                     (18,592)          (3,650)
     Proceeds from sale of  furniture and equipment                             5,400            1,000
     Long term note receivable                                                     --          (25,000)
     Long term receivable                                                          --          (75,000)
     License and distribution rights                                               --          (99,109)
     Patent costs                                                             (23,779)         (30,295)
     Other assets                                                               5,731           (3,586)
                                                                          -----------      -----------
                Net cash provided from (used in) investing activities         242,049             (640)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock offering costs                                                --          (36,750)
     Principal payments under capital lease obligations                        (4,055)          (1,690)
                                                                          -----------      -----------
                Net cash used in financing activities                          (4,055)         (38,440)
                                                                          -----------      -----------

                Net decrease in cash and cash equivalents                    (465,669)        (218,410)
Cash and cash equivalents, beginning of period                              2,584,503        1,752,648
                                                                          -----------      -----------

Cash and cash equivalents, end of period                                  $ 2,118,834      $ 1,534,238
                                                                          ===========      ===========



                  See notes to condensed financial statement.

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

        The following table sets forth the computation of basic and diluted net income (loss) per share:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 DECEMBER 31,                DECEMBER 31,
                                         -----------    -----------   -----------    -----------
                                            1996           1997          1996           1997
                                         -----------    -----------   -----------    -----------
Numerator for basic and diluted
  earnings per share:
    Net income (loss)                    $  (579,098)   $    20,500   $  (927,284)   $    51,441

Denominator:
  Denominator for basic earnings
    per share-weighted average shares      2,629,703      2,629,375     2,629,703      2,629,375

  Effect of dilutive employee stock
    options                                       --         53,472            --         53,472
                                         -----------    -----------   -----------    -----------

  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversion          2,629,703      2,682,847     2,629,703      2,682,847
                                         ===========    ===========   ===========    ===========

Basic net income (loss) per share        $     (0.22)   $     0.008   $     (0.35)   $     0.020
                                         ===========    ===========   ===========    ===========

Diluted net income (loss) per share      $     (0.22)   $     0.008   $     (0.35)   $     0.019
                                         ===========    ===========   ===========    ===========

4.  INVENTORIES

        Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                              JUNE 30, 1997    DECEMBER 31, 1997
                                              -------------    -----------------
        Raw materials/work in process          $  628,687          $ 152,301
        Finished goods                            610,093            722,222
                                               ----------          ---------
                                                1,238,780            874,523
        Valuation allowance                      (660,998)          (190,000)
                                               ----------          ---------
                                               $  577,782          $ 684,523
                                               ==========          =========

5.  PREFERRED STOCK OFFERING

        On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. Net proceeds of $1,194,750 from this offering were received on January 2, 1998 and are thus recorded as a subscription receivable in the shareholders' equity section of the accompanying condensed balance sheet as of December 31, 1997. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31,
1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. Any Preferred Stock that is outstanding on December 31, 1999 will be automatically converted into Common Stock. The Preferred Stock pays cumulative dividends of 6% per annum payable quarterly in cash or Common Stock, at the Company's option. The Preferred Stock may be redeemed at any time at the option of the Company. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar Warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Scholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants were accounted for as part of the offering related expenses.

        The incremental yield imbedded in the conversion terms of the Preferred Stock will be accounted for as a dividend of approximately $243,000 and will be amortized over the period from the date of issuance to March 1, 1998, the first date at which conversion can occur. Given that the net proceeds from the private placement were not received until January 2, 1998, no amortization of the dividend was recorded as of December 31, 1997.

        The following table summarizes the changes in the Company's stockholders' equity accounts as a result of the Preferred Stock private placement for the six-months ended December 31, 1997. There were no changes in the Company's stockholders' equity accounts for the six months ended December 31, 1996 except for the increase in the accumulated deficit relating to the net loss of $927,284.


                       PREFERRED STOCK             COMMON STOCK
                     --------------------    ------------------------   SUBSCRIPTION     ACCUMULATED
                     SHARES      AMOUNT       SHARES        AMOUNT       RECEIVABLE        DEFICIT
                     -------   ----------    ---------    -----------    -----------     ------------
Balance at June 30,
1997                     --    $       --    2,629,375    $44,645,440    $        --     $(39,846,988)
Preferred stock
offering, net of
offering cost         1,350     1,158,000           --             --     (1,194,750)              --
Warrants issued
in connection
with the
preferred stock
offering                 --      (234,500)          --        234,500             --               --
Net income               --            --           --             --             --           51,441
                      =====    ==========    =========    ===========    ===========     ============
Balance at
December 31, 1997     1,350    $  923,500    2,629,375    $44,879,940    $(1,194,750)    $(39,795,547)
                      =====    ==========    =========    ===========    ===========     ============


6.  LICENSE OF INTELLECTUAL LASER PROPERTIES


        In October 1997, the Company licensed it intellectual laser properties to Intralase Corporation ("Intralase") in exchange for an initial 25% equity interest in Intralase. In addition, the Company is entitled to a 2.5% royalty on future products sales which are based on the Company's patented technology, a 1.5% royalty on product sales not dependent on the Company's technology and an annual license fee of $5,000 and $10,000 in 1999 and 2000, respectively, and $15,000 in 2001 and each year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company.

The Company will also be reimbursed $75,000 for previously expensed patent costs. Further, the Company contributed to Intralase its laser inventory, equipment and related furniture having a net book value of $0.


        The term of this license agreement is the latter of (a) the last to expire licensed patent (currently October 1, 2013), (b) the tenth anniversary of the agreement, or (c) the fifth anniversary date of the date of first commercial sale. Notwithstanding, this license of the Company's intellectual laser properties will revert back to the Company if Intralase does not obtain $1,000,000 of funding within the first 18 months of this agreement.

        An officer of the Company is a member of the Board of Directors of Intralase and represents the Company's interest in Intralase.


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

RESULTS OF OPERATIONS

Three and Six-Month Periods Ended December 31, 1996 and 1997

        Product revenues increased $223,608, or 17%, to $1,509,476 for the three-month period ended December 31, 1997 as compared to $1,285,868 for the same three-month period ended December 31, 1996. For the six-month period ended December 31, 1997, product revenues increased $159,550, or 6%, to $2,880,640 as compared to $2,721,090 for the same interim period in 1996. The increase in product revenues for the three-month period ended December 31, 1997 is due to the increase in unit sales of Adatosil(R) 5000 Silicone Oil, Betadine(R) 5% Sterile Ophthalmic Prep Solution, ISPAN(TM) Intraocular Gases and contract manufacturing product lines. These increases were partially offset by a decrease in unit sales of the Company's capital equipment and related disposable product lines. For the six-month period ended December 31, 1997, the increase in product revenues was again due to increased unit sales from all of its product lines except its contract manufacturing, capital equipment and related disposable product lines. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

        Cost of goods sold totaled $671,561, or 44% of revenues, for the three-month period ended December 31, 1997 as compared to $654,607, or 51% of revenues, for the same period ended December 31, 1996. For the six-month period ended December 31, 1997, cost of goods sold totaled $1,277,576, or 44% of revenues, as compared to 1,375,597, or 51% of product revenues for the same interim period in 1996. The 7% decrease in cost of goods sold as a percentage of revenues for both the three and six-month periods ended December 31, 1997 is due primarily to (i) the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with the purchases of AdatoSil(R) 5000 Silicone Oil, the Company's primary product; and (ii) a change in the product sales mix during the respective periods.

        Marketing, general and administrative expenses decreased $146,788, or 16%, for the three-month period ended December 31, 1997 compared to the same period ended December 31, 1996, and decreased $256,079, or 15%, for the six-month period ended December 31, 1997 as compared to the same interim period of 1996. The decrease for both the three and six-month period ended December 31, 1997 is due principally to (i) the reduction in the amortization expense of goodwill and license and distribution rights resulting from the write down of such assets during the fourth quarter of fiscal 1997 as described more fully in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997 and (ii) the decrease in commissions expense as a result of a change in the Company's commission structure. Included in the expenses for the three-month period ended December 31, 1997 were costs totaling approximately $80,000 associated with the closing of the Company's New Jersey office and an additional accrual of $33,000 for legal expenses relating to the potential settlement of the Company's litigation. These expenses were offset by the reversal of reserves totaling approximately $112,000 associated with the Company's laser program which were deemed unnecessary as a result of licensing its intellectual laser properties to Intralase.

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


        As described in Note 7 "Contingencies - Litigation," the Company has reached an agreement in principle to settle the litigation for $500,000 on its behalf and on behalf of its former and present officers and directors. This settlement is subject to agreement upon final documentation and court approval. The Company's insurance carrier has agreed to fund a significant portion of the settlement amount. Thus, the Company does not believe that the proposed settlement will have a material effect on future operations of the Company.


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

                                 ESCALON MEDICAL CORP.
                                     (Registrant)



DATE:  April 3, 1998             By:  /s/ John T. Rich
                                      -----------------------------------------
                                      John T. Rich
                                      Vice President Finance and Administration
                                      (Principal Financial and Accounting
                                      Officer) and Secretary