Form 10-Q
period 1998-03-31
ESCALON MEDICAL CORP
filed 1998-05-12
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: May 5, 1998                 2,760,568 Shares of Common Stock, no par value

                              ESCALON MEDICAL CORP.

                                      INDEX


Part I.  FINANCIAL INFORMATION                                              PAGE

         Item 1. Condensed Financial Statements

                 Condensed Balance Sheets as of June 30, 1997
                 and March 31, 1998                                          3

                 Condensed Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 March 31, 1997 and 1998                                     4

                 Condensed Statements of Cash Flows for the
                 Nine Months Ended March 31, 1997 and 1998                   5

                 Notes to Condensed Financial Statements                     6

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              ESCALON MEDICAL CORP.
                            CONDENSED BALANCE SHEETS


                                                                                        JUNE 30,               MARCH 31,
                                                                                          1997                   1998
                                                                                      ------------           ------------
                                       ASSETS                                                                 (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                        $  1,752,648           $  2,235,771
     Investments                                                                           235,000                470,130
     Accounts receivable, net                                                              587,265                938,669
     Inventories, net                                                                      577,782                579,051
     Other current assets                                                                   52,850                 39,084
                                                                                      ------------           ------------
                     Total current assets                                                3,205,545              4,262,705

Furniture and equipment, at cost, net                                                       97,977                106,246
Long-term receivables                                                                       62,500                175,000
License and distribution rights, net                                                       892,528                887,565
Patents, net                                                                               465,046                477,976
Goodwill, net                                                                            1,095,982              1,000,217
Other assets                                                                                14,156                 13,923
                                                                                      ------------           ------------
                                                                                      $  5,833,734           $  6,923,632
                                                                                      ============           ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                                     $      2,910           $         --
     Accounts payable                                                                      553,197                547,740
     Accrued and other liabilities                                                         479,175                391,886
                                                                                      ------------           ------------
                     Total current liabilities                                           1,035,282                939,626
                                                                                      ------------           ------------

Commitments

Shareholders' Equity:
     Preferred stock, no par value; 2,000,000 shares authorized;
       0 and 1,350 shares issued and outstanding at June 30, 1997
       and March 31, 1998                                                                       --              1,135,158
     Common stock, no par value; 35,000,000 shares authorized;
       2,629,375 shares issued and outstanding at June 30, 1997
       and March 31, 1998                                                               44,645,440             44,879,940
     Accumulated deficit                                                               (39,846,988)           (40,031,092)
                                                                                      ------------           ------------
                     Total shareholders' equity                                          4,798,452              5,984,006
                                                                                      ------------           ------------
                                                                                      $  5,833,734           $  6,923,632
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

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  MARCH 31,                                  MARCH 31,
                                                      ---------------------------------           ---------------------------------
                                                          1997                  1998                  1997                  1998
                                                      -----------           -----------           -----------           -----------

Product revenues                                      $ 1,368,192           $ 1,496,301           $ 4,089,282           $ 4,376,941
Cost of goods sold                                        672,830               648,169             2,048,427             1,925,744
                                                      -----------           -----------           -----------           -----------
Gross margin                                              695,362               848,132             2,040,855             2,451,197
                                                      -----------           -----------           -----------           -----------

Costs and Expenses:
     Marketing, general and administrative                858,112               727,094             2,573,954             2,186,855
     Research and development                             296,307               127,719               935,934               344,197
                                                      -----------           -----------           -----------           -----------
              Total costs and expenses                  1,154,419               854,813             3,509,888             2,531,052
                                                      -----------           -----------           -----------           -----------

Loss from operations                                     (459,057)               (6,681)           (1,469,033)              (79,855)
                                                      -----------           -----------           -----------           -----------

Other Income and Expenses:
     Other income                                              --                    --                    --                75,000
     Interest income                                       29,744                34,383               113,282                84,150
     Interest expense                                        (319)                   --                (1,166)                 (149)
                                                      -----------           -----------           -----------           -----------
              Total other income and expense               29,425                34,383               112,116               159,001
                                                      -----------           -----------           -----------           -----------

Net income (loss)                                     $  (429,632)          $    27,702           $(1,356,917)          $    79,146
                                                      ===========           ===========           ===========           ===========

Basic net income (loss) per share                     $     (0.16)          $      0.01           $     (0.52)          $      0.03
                                                      ===========           ===========           ===========           ===========

Diluted net income (loss) per share                   $     (0.16)          $      0.01           $     (0.52)          $      0.03
                                                      ===========           ===========           ===========           ===========


                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               ---------------------------------
                                                                                   1997                  1998
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $(1,356,917)          $    79,146
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                            570,530               246,952
          Net (gain) loss on retirement of assets                                   (2,541)                9,601
          Change in operating assets and liabilities:
             Accounts receivable                                                   124,974              (351,404)
             Inventories                                                          (187,360)               (1,269)
             Other current assets                                                   49,251                13,766
             Accounts payable, accrued and other liabilities                      (325,298)              (92,746)
                                                                               -----------           -----------
                Net cash used in operating activities                           (1,127,361)              (95,954)
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                            510,107               235,000
     Purchase of short-term investments                                                 --              (470,130)
     Purchase of furniture and equipment                                           (22,038)              (50,132)
     Proceeds from sale of furniture and equipment                                   5,900                 1,000
     Long term note receivable                                                          --               (37,500)
     Long term receivable                                                               --               (75,000)
     License and distribution rights                                                    --               (99,752)
     Patent costs                                                                  (29,581)              (28,140)
     Other assets                                                                   58,532                   233
                                                                               -----------           -----------
                Net cash provided from (used in) investing activities              522,920              (524,421)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock offering, net of offering costs                      --             1,126,658
     Payment of preferred stock dividend                                                --               (20,250)
     Principal payments under capital lease obligations                             (6,810)               (2,910)
                                                                               -----------           -----------
                Net cash provided from (used in) financing activities               (6,810)            1,103,498
                                                                               -----------           -----------

                Net increase (decrease) in cash and cash equivalents              (611,251)              483,123
Cash and cash equivalents, beginning of period                                   2,584,503             1,752,648
                                                                               -----------           -----------

Cash and cash equivalents, end of period                                       $ 1,973,252           $ 2,235,771
                                                                               ===========           ===========


                  See notes to condensed financial statements.

                              ESCALON MEDICAL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended March 31, 1998 are not indicative of the results that may be expected for the fiscal year ended June 30, 1998.

      For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997 included in the Company's annual report on Form 10-K, as amended.

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

3.    PER SHARE INFORMATION

      In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No.128"). Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. The convertible preferred stock has not been included in computing basic and diluted net income (loss) per share for the three and nine-month periods ended March 31, 1998 since its effect would be antidilutive.

      The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                MARCH 31,                            MARCH 31,
                                                    ---------------------------------    ---------------------------------
                                                        1997                  1998           1997                  1998
                                                    -----------           -----------    -----------           -----------
Numerator:
    Numerator for basic and dilutive
        earnings per share:
        Net income (loss)                           $  (429,632)          $    27,702    $(1,356,917)          $    79,146

Denominator:
    Denominator for basic earnings
        per share-weighted average shares             2,629,703             2,629,375      2,629,703             2,629,375
    Effect of dilutive employee stock
        options                                              --                36,647             --                30,040
                                                    -----------           -----------    -----------           -----------
    Denominator for diluted earnings per
share--adjusted weighted average shares and
assumed conversion                                    2,629,703             2,666,022      2,629,703             2,659,415
                                                    ===========           ===========    ===========           ===========

Basic net income (loss) per share                   $     (0.16)          $      0.01    $     (0.52)          $      0.03
                                                    ===========           ===========    ===========           ===========

Diluted net income (loss) per share                 $     (0.16)          $      0.01    $     (0.52)          $      0.03
                                                    ===========           ===========    ===========           ===========


4.    INVENTORIES

      Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                      JUNE 30, 1997        MARCH 31, 1998
                                      -------------        --------------

Raw materials/work in process          $   628,687           $   148,894
Finished goods                             610,093               620,157
                                       -----------           -----------
                                         1,238,780               769,051
Valuation allowance                       (660,998)             (190,000)
                                       -----------           -----------
                                       $   577,782           $   579,051
                                       ===========           ===========

5.    PREFERRED STOCK OFFERING

      On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. Net proceeds of $1,194,750 from this offering were received on January 2, 1998. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. Any Preferred Stock that is outstanding on December 31, 1999 will be automatically converted into Common Stock. The Preferred Stock pays cumulative dividends of 6% per annum payable quarterly in cash or Common Stock, at the Company's option. The Preferred Stock may be redeemed at any time at the option of the Company. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar Warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Scholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants were accounted for as part of the offering related expenses.

      The incremental yield imbedded in the conversion terms of the Preferred Stock has been accounted for as a dividend of approximately $243,000 and was amortized over the period from the date of issuance to March 1, 1998, the first date at which conversion can occur.

      In April 1998, holders of Preferred Stock converted 197 shares of Preferred Stock into 131,193 shares of the Company's Common Stock at a conversion price of $1.5016 per share.

      The following table summarizes the changes in the Company's shareholders' equity accounts as a result of the Preferred Stock private placement for the nine-months ended March 31, 1998. There were no changes in the Company's shareholders' equity accounts for the nine months ended March 31, 1997 except for the increase in the accumulated deficit relating to the net loss of $1,356,917.

                                                 PREFERRED STOCK                        COMMON STOCK
                                          ------------------------------       -----------------------------        ACCUMULATED
                                              SHARES           AMOUNT              SHARES           AMOUNT            DEFICIT
                                          ------------      ------------       ------------      ------------      ------------
Balance at June 30, 1997                            --      $         --          2,629,375      $ 44,645,440      $(39,846,988)
Preferred stock offering, net of
   offering cost                                 1,350         1,126,658                 --                --                --
Warrants issued in connection
   with the preferred stock offering                --          (234,500)                --           234,500                --
Deemed dividend from incremental
   yield in conversion terms of
   preferred stock                                  --           243,000                 --                --          (243,000)
Preferred stock dividend                            --                --                 --                --           (20,250)
Net income                                          --                --                 --                --            79,146
                                          ------------      ------------       ------------      ------------      ------------

Balance at March 31, 1998                        1,350      $  1,135,158          2,629,375      $ 44,879,940      $(40,031,092)
                                          ============      ============       ============      ============      ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of joint venture opportunities, expenses associated with defending itself in litigation matters and the effect of such matters on the Company's operations, liquidity and capital resources, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission (including Amendment No. 3 to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on April 30, 1998 (Registration No. 333-44513)), the following: (i) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); and (ii) The outcome of, and costs associated with, litigation matters.

OVERVIEW

      The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

      On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc.("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In order to further develop and commercialize its laser technology, the Company, in October 1997, licensed its intellectual laser properties to a newly formed company, Intralase, in return for an equity interest in Intralase and future royalties on product sales. Intralase will have the responsibility of funding and developing the laser technology through to commercialization. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

      The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Three and Nine-Month Periods Ended March 31, 1997 and 1998

      Product revenues increased $128,109, or 9%, to $1,496,301 for the three-month period ended March 31, 1998 as compared to $1,368,192 for the same three-month period ended March 31, 1997. For the nine-month period ended March 31, 1998, product revenues increased $287,659, or 7%, to $4,376,941 as compared to $4,089,282 for the same interim period in 1997. The increase in product revenues for the three-month period ended March 31, 1998 is due to the increase in unit sales of Adatosil(R)5000 Silicone Oil, Betadine(R)5% Sterile Ophthalmic Prep Solution, ISPAN(TM)Intraocular Gases and contract manufacturing product lines. These increases were partially offset by a decrease in unit sales of the Company's capital equipment and related disposable product lines. For the nine-month period ended March 31, 1998, the increase in product revenues was again due to increased unit sales from all of its product lines except its capital equipment and related disposable product lines. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

      Cost of goods sold totaled $648,169, or 43% of revenues, for the three-month period ended March 31, 1998 as compared to $672,830, or 49% of revenues, for the same period ended March 31, 1997. For the nine-month period ended March 31, 1998, cost of goods sold totaled $1,925,744, or 44% of revenues, as compared to 2,048,427, or 50% of product revenues for the same interim period in 1997. The 6% decrease in cost of goods sold as a percentage of revenues for both the three and nine-month periods ended March 31, 1998 is due primarily to
(i) the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with the purchases of Adatosil(R)5000 Silicone Oil, the Company's primary product; and (ii) a change in the product sales mix during the respective periods.

      Marketing, general and administrative expenses decreased $131,018, or 15%, for the three-month period ended March 31, 1998 compared to the same period ended March 31, 1997, and decreased $387,099, or 15%, for the nine-month period ended March 31, 1998 as compared to the same interim period of 1997. The decrease for both the three and nine-month period ended March 31, 1998 is due principally to (i) the reduction in the amortization expense of goodwill and license and distribution rights resulting from the write down of such assets during the fourth quarter of fiscal 1997 as described more fully in the Company's annual report on Form 10-K, as amended, for the fiscal year ended June 30, 1997 and (ii) the decrease in commissions expense as a result of a change in the Company's commission structure. These decreases were offset partially by increases in legal expenses, costs associated with the closing of the Company's New Jersey office and relocation of the Company's Wisconsin production facility.

      Research and development expenses decreased $168,588, or 57%, for the three-month period ended March 31, 1998 compared to the same three-month period ended March 31, 1997, and decreased $591,737, or 63%, for the nine-month period ended March 31, 1998 as compared to the same interim period in 1997. These decreases are due primarily to a decrease in expenditures associated with the Company's laser development program as a result of the change in the Company's market focus as well as a decrease in expenditures associated with the Company's drug delivery technology.

      Pursuant to the licensing agreement with Intralase described in Note 6 of the Notes to Condensed Financial Statements, the Company is to be reimbursed $75,000 by Intralase for previously expensed patent costs. The Company recorded a receivable from Intralase and charged other income for this future reimbursement during the nine-month period ended March 31, 1998.

      Interest income increased to $34,383 for the three-month period ended March 31, 1998 from $29,744 for the same interim period in 1997. For the nine-month period ended March 31, 1998, interest income decreased to $84,150 from $113,282 for the same interim period in 1997. The increase for the three-month period ended March 31, 1998 resulted from an increase in cash and cash equivalents available for investment associated with the preferred stock offering noted in Note 5 to the Notes To Condensed Financial Statements. The decrease in interest income for the nine-month period ended March 31, 1998 is due to lower levels of cash and cash equivalents available for investment prior to the completion of the convertible preferred stock offering in January 1998.

      There is no provision for income taxes for the three and nine-month periods ended March 31, 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had cash and cash equivalents of $2,235,771 as compared to $1,752,648 at June 30, 1997. The Company's short-term investments at March 31, 1998 and June 30, 1997 were $470,130 and $235,000, respectively. The net increase in cash and cash equivalents of $483,123 relates primarily to the completion of the preferred stock offering described in Note 5 to the Notes To Condensed Financial Statements, offset by cash used in operations, the purchase of short term investments, furniture and equipment and the acquisition of certain license and distribution rights.

      The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through March 31, 1999. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical and drug delivery programs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            27    Financial Data Schedule

      (b)   Reports on Form 8-K:

            A report on Form 8-K was filed on January 2, 1998, as amended on Form 8-K/A on January 22, 1998, both of which are incorporated herein by reference. The content of the reports is summarized below:

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

                               ESCALON MEDICAL CORP.
                                   (Registrant)



DATE: May 11, 1998             By:  /s/ John T. Rich
                                    ------------------------------------
                                    John T. Rich
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)
                                    and Secretary