Form 10-K405
period 1998-06-30
ESCALON MEDICAL CORP
filed 1998-09-28
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1998

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-20127

                              ESCALON MEDICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

       California                                            33-0272839
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  351 East Conestoga Road
  Wayne, PA                                                       19087
(Address of principal executive offices)                       (Zip Code)

         Registrant's telephone number, including area code 610-688-6830

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,797,122. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on September 16, 1998. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant's Common Stock outstanding as of September 16, 1998 was 3,017,185.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                              ESCALON MEDICAL CORP.

                             FORM 10-K ANNUAL REPORT
                       For Fiscal Year Ended June 30, 1998

                                TABLE OF CONTENTS

PART I

                                                                                                               Page
Item 1.     Business.......................................................................................       1

Item 2.     Properties.....................................................................................       5

Item 3.     Legal proceedings..............................................................................       5

Item 4.     Submission of Matters to a Vote of Security Holders............................................       6


PART II

Item 5.     Market for registrant's common equity and related stockholder matters..........................       6

Item 6.     Selected financial data........................................................................       7

Item 7.     Management's discussion and analysis of financial condition and results of operations..........       8

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk......................................      11

Item 8.     Financial statements and supplementary data....................................................      11

Item 9.     Changes in and disagreements with accountants on accounting and financial disclosure...........      11


PART III

Item 10.    Directors and executive officers of the registrant.............................................      11

Item 11.    Executive compensation.........................................................................      11

Item 12.    Security ownership of certain beneficial owners and management.................................      11

Item 13.    Certain relationships and related transactions.................................................      12


PART IV

Item 14.    Exhibits, financial statement schedules, and reports on form 8-K..............................       12

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements --include, without limitation and in addition to those discussed in the documents incorporated herein by reference, the following: (i) The competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) Economic and regulatory conditions which could adversely affect sales of the Company's products, including the uncertainty of FDA approval for any new applications;
(iii) The ability of the Company to successfully develop and market new products; (iv) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) Uncertain protection of important proprietary technology; (vi) The outcome of litigation matters; (vii) Limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) Dependence on key personnel; and (ix) The ability of the Company to maintain its listing on NASDAQ.


                                     PART I


ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiary Escalon Pharmaceutical Inc. (jointly referred to as "Escalon" or the "Company") operates in the healthcare market specializing in the development, marketing and distribution of ophthalmic medical devices and pharmaceutical products. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to the acquisition, the Company devoted substantially all of its resources to the research and development of its ultrafast laser systems designed for treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. In order to further develop and commercialize its laser technology, the Company, in October 1997, licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("IntraLase"), in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing the laser technology through to commercialization

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

         In January 1998, the Company moved its corporate headquarters from Skillman, New Jersey. The executive functions relocated to Wayne, Pennsylvania and its day-to-day finance functions moved to a new production facility in New Berlin, Wisconsin.

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

AdatoSil(R) 5000 Silicone Oil ("AdatoSil 5000")

         AdatoSil 5000, which the Company distributes under a license and distribution agreement with Adatomed/Chiron Vision, is a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The use of highly purified silicone oil, like AdatoSil 5000, as a tamponade has become a standard of care in AIDS patients suffering from retinal detachment secondary to CMV retinitis infection. During fiscal 1998, sales of AdatoSil 5000 accounted for approximately 58% of the Company's revenues.

ISPAN Intraocular Gases

         The Company distributes two intraocular gas products, C(3)F(8) and SF(6), which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement from Scott Medical Products ("Scott"), Escalon distributes packages of Scott gases in canisters containing 25 grams or less of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.

Viscous Fluid Transfer Systems

         To complement the use of AdatoSil 5000, Escalon markets several viscous fluid transfer systems and related disposable syringe products which aid the surgeon in the process of injecting and extracting the oil. Adjustable pressures and vacuums provided by the equipment allow the surgeon to manipulate the flow of oil during surgery.

Fiber Optic Light Source Products

         Light source and fiber optic products are widely used by the vitreoretinal surgeon during surgery. The Company offers the surgeon a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

PHARMACEUTICAL PRODUCTS BUSINESS

Betadine(R) 5% Sterile Ophthalmic Prep Solution ("Betadine 5%")

           Currently, Escalon distributes one pharmaceutical product, Betadine 5%, a prescription pre-operative povidone-iodine preparation used to sterilize the cornea, conjunctiva, and periocular (surfaces around the eye) regions of the eye prior to ophthalmic surgery. Betadine 5% is distributed by Escalon under a license and distribution agreement with The Purdue Frederick Company. Escalon's objective is to have this product used in most of the two million ophthalmic surgeries, which take place in the United States each year. Sales of this product accounted for approximately 16% of the Company's revenues in fiscal 1998.

Povidone-Iodine 2.5% Solution -- Ophthalmia Neonatorum

In an effort to prevent ophthalmia neonatorum, newborns in the United States are treated with erythromycin or silver nitrate. However, bacterial resistance to erythromycin can occur and chemical toxicity is common with the use of silver nitrate. Povidone-iodine, a broad-spectrum antimicrobial, active against bacteria, viruses and fungi, has often been suggested as a viable alternative for the prevention of this disease. Recently, a clinical study completed outside the United States by Drs. Isenberg, Apt and Wood of UCLA has provided support for this hypothesis. A patent claiming this use was issued to UCLA and Escalon has acquired an exclusive license from UCLA to develop and market the 2.5% solution. The Company's intent is to seek joint venture or strategic partnership arrangements to fund the development and potential commercialization of this product.

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

         Escalon anticipates filing an Investigational New Drug application with the Food and Drug Administration by the end of calendar year 1998 and begin the Phase I clinical trial by June 1999. The Company's overall strategy is to seek strategic partnership arrangements for the further development and commercialization of Ocufit diclofenac and other Ocufit applications.

ULTRAFAST LASER PRODUCTS BUSINESS

         The Company for the past several years has devoted substantially all of its resources to the development of its proprietary ultrafast laser systems for the treatment of a broad range of eye disorders. Escalon's solid-state pico-second (one trillionth of a second) Nd: YLF (Neodymium:Yitrium-Lithium-Fluoride) laser systems are designed to be more precise than lasers systems utilizing currently available technologies.

         With the acquisition of EOI, the Company chose to change its focus to its surgical products and pharmaceutical business and as such, is no longer manufacturing its laser systems. In order to further develop and commercialize its laser technology, the Company licensed it intellectual laser properties to IntraLase in exchange for an initial 25% equity interest in IntraLase. In addition, the Company is entitled to a 2.5% royalty on future products sales which are based on the Company's patented technology, a 1.5% royalty on product sales not dependent on the Company's technology and an annual license fee.

RESEARCH AND DEVELOPMENT

         The Company conducts its medical device product development at its New Berlin, Wisconsin facility. The Ocufit SR research and development is being conducted at The West Company laboratories pursuant to a collaborative arrangement. Given the change in market focus, research and development activities at its laser laboratory in Irvine, California was discontinued in fiscal 1997. Research and development expenditures for fiscal years 1998, 1997 and 1996 amounted to $.5 million, $1.6 million and $1.7 million, respectively.

MANUFACTURING AND DISTRIBUTION

         Escalon leases 8,500 square feet of space in New Berlin, Wisconsin for its surgical products operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's surgical products are distributed from its Wisconsin facility.

Livingston Healthcare Services Inc., New Castle, Delaware, currently serves as a warehousing and distribution facility for Betadine 5%. For each new product Escalon develops, the manufacture, testing and marketing of such product entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

         The Company has aggressively pursued ISO9001 and CE certification to demonstrate the high quality of its products and expand its marketing horizons. Subsequent to year-end, CE certification for its disposable delivery systems was received. Escalon has also received draft ISO9001 certification for the design, manufacture and distribution of its viscous fluid system.

MARKETING AND SALES

         Escalon's independent sales force carries out direct promotion and sales of its products. Currently, Escalon sells most of its ophthalmic device and instrument products directly to the end user. However, Betadine 5% is primarily sold through traditional drug wholesale channels.

         The Company's nine independent sales representatives are based in Pennsylvania, New York, Wisconsin, Massachusetts, Missouri, Michigan, Minnesota, Florida and California. These independent sales representatives market to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Notwithstanding Escalon's vitreoretinal interest, these sales representatives pursue leads for Betadine 5% in all institutions and promote other products as required.

SERVICE AND SUPPORT

         Escalon maintains a full service program for all products sold. Warranties exist on all products against defects and performance. Surgical product repairs are made at the Wisconsin facility and customer service personnel handle returns.

THIRD PARTY REIMBURSEMENT

          It is expected that the Company's products will be purchased primarily by ophthalmologists and hospitals, which will then bill various third party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. In addition, third-party-payors may deny reimbursement if they determine that any procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS AND ROYALTIES

         The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. The Company's surgical products and pharmaceutical technology are covered by thirteen United States issued patents and one issued Taiwanese patent. In addition, one United States patent is currently pending. With respect to the Company's ultrafast laser systems (licensed to IntraLase), fourteen patents have been issued or allowed and two additional patent applications have been filed in the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes that protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.

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

         The ophthalmic market is highly fragmented with several large companies dominating the industry. The Company believes that these large companies capture approximately 50% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established niche market players. The ophthalmic market in general is intensely competitive with each company eager to expand its market share. As a result of the intense competition, the Company believes that many of the industry's smaller companies will either consolidate or fail. Escalon's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. Escalon believes, therefore, that its success will depend in large part upon obtaining and maintaining exclusive marketing rights covering its current and future products through licenses, the issuance of patents and certain other government actions. At the same time, Escalon recognizes that there are other young and innovative companies, which may develop competitive technologies.

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

HUMAN RESOURCES

         As of June 30, 1998, Escalon employed 16 full-time employees and three part-time employees. Eight of Escalon's full-time employees are in general administrative and marketing positions, four are in surgical products manufacturing, three are in surgical products engineering and one is in quality assurance. In addition, the Company utilizes one consultant to handle the Company's regulatory and clinical affairs. Escalon also has nine independent sales representatives who market primarily Escalon products. Escalon's employees are not covered by a collective bargaining agreement and Escalon considers its relations with employees to be good.


ITEM 2.  PROPERTIES

         The Company leases an aggregate of approximately 12,000 square feet of space for its (a) executive offices in Wayne, Pennsylvania, (b) manufacturing/warehouse facility in New Berlin, Wisconsin, (c) consultant's office/storage facility in Turnersville, New Jersey and (d) laser research and development facility in Irvine, California. The Wisconsin facility lease covering approximately 8,500 square feet of space expires in April 2003. The Company's 3,000 square feet of space in California is subleased to IntraLase, with that lease expiring in September 1999. Both the executive office and consultant's office space leases expire in December 1998; these amount to 500 square feet of space. The property leased in Wayne, Pennsylvania is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. Ocufit drug delivery research and development is conducted principally at The West Company in Lionville, Pennsylvania. Annual rent under all of the Company's lease arrangements approximates $108,000.


ITEM 3.  LEGAL PROCEEDINGS

           As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On March 31, 1997, the court issued Pretrial Order No. 2, which set discovery cut off and ready trial dates, as well as providing for certain coordination of discovery in the Kozloski case, and certain related cases involving other issuers and D. Blech & Co. Discovery in the related actions is ongoing. It currently is scheduled to be completed by March 15, 1999 and the cases ready for trial by May 20, 1999. Class certification motions have been dismissed for failure to prosecute, with leave to renew.

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement in principle to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. This settlement is subject to agreement upon final documentation and court approval. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. In view of the anticipated settlement, no discovery or motion practice is proceeding in the Kozlowki case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the National Market segment of the NASDAQ Stock Market under the symbol "ESMC." The following table sets forth, for the periods indicated the high and low sales prices as quoted on the NASDAQ Stock Market.

         Period                                               High          Low
         ------                                               ----          ---
         Fiscal 1997:
            First Quarter                                     $9.38        $4.00
            Second Quarter                                     6.13         3.63
            Third Quarter                                      5.63         2.50
            Fourth Quarter                                     3.00         1.75

         Fiscal 1998:
            First Quarter                                     $2.50         $1.38
            Second Quarter                                    10.44          1.38
            Third Quarter                                     10.25          1.56
            Fourth Quarter                                     2.38          0.77

         As of September 16, 1998, there were 60 holders of record of the Company's Common Stock. On September 16, 1998, the closing sale price of the Common Stock as reported by the NASDAQ Stock Market was $0.8125.

         The Common stock is currently listed on the NASDAQ National Market. In order to continue to be listed on the NASDAQ National Market, however, the Company must maintain $4,000,000 in net tangible assets, a $5,000,000 market value of the public float, two market-makers and a minimum bid price of $1.00 per share. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities.

         The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein in Item 8.


                                                                         FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------------------------------------------
                                                    1994           1995           1996           1997           1998
                                                   -------        -------        -------        -------        -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $   100        $   170        $ 2,341        $ 5,431        $ 5,942
Costs and expenses:
  Cost of sales                                         64             99          1,229          2,650          2,589
  Research and development                           3,419          2,776          1,723          1,571            495
  Marketing, general and administrative              2,916          1,905          2,723          3,716          2,805
  Write down of goodwill and license
    and distribution rights                             --             --             --          3,319             --
  Acquired research and development                     --             --          1,000             --             --
                                                   -------        -------        -------        -------        -------
    Total costs and expenses                         6,399          4,780          6,675         11,256          5,889
                                                   -------        -------        -------        -------        -------
Income (loss) from operations                       (6,299)        (4,610)        (4,334)        (5,825)            53
Interest income                                        232            342            257            141            119
Interest expense                                       (30)            --             (5)            (1)            (1)
                                                   -------        -------        -------        -------        -------
Net income (loss)                                  $(6,097)       $(4,268)       $(4,082)       $(5,685)       $   171
                                                   =======        =======        =======        =======        =======

Basic and diluted net loss per share               $ (5.64)       $ (2.97)       $ (2.16)       $ (2.16)       $ (0.04)
                                                   =======        =======        =======        =======        =======
Weighted average shares - basic and diluted
   Used in per share computation                     1,082          1,436          1,893          2,630          2,673
                                                   =======        =======        =======        =======        =======



                                                                            AS OF JUNE 30,
                                             ------------------------------------------------------------------------
                                              1994            1995            1996            1997            1998
                                             --------        --------        --------        --------        --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                    $  2,933        $  3,518        $  2,585        $  1,753        $  2,264
Working capital                                 7,937           6,764           3,754           2,170           3,465
Total assets                                   12,461           7,847          11,600           5,834           6,734
Accumulated deficit                           (25,811)        (30,079)        (34,162)        (39,847)        (39,952)
Total shareholders' equity                     11,650           7,470          10,483           4,798           6,049

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and the notes thereto which are set forth elsewhere herein.

OVERVIEW

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In order to further develop and commercialize its laser technology, the Company, in October 1997, licensed its intellectual laser properties to a newly formed company, IntraLase, in return for an equity interest in IntraLase and future royalties on product sales. IntraLase will have the responsibility of funding and developing the laser technology through to commercialization. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Years Ended June 30, 1997 and 1998

         Product revenues increased to $5,942,004 in fiscal year 1998 from $5,431,282 in fiscal year 1997. This increase of $510,722, or 9%, is due to the increase in unit sales of Adatosil(R)5000 Silicone Oil, Betadine(R)5% Sterile Ophthalmic Prep Solution and ISPAN(TM)Intraocular Gases. These increases were partially offset by a decrease in unit sales of the Company's capital equipment, related disposable product lines and contract manufacturing product lines. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

         Cost of goods sold totaled $2,588,500, or 44% of revenues, for fiscal year 1998 as compared to $2,650,360, or 49% of revenues, for the year ended June 30, 1997. The 5% decrease in cost of goods sold as a percentage of revenues is due primarily to (i) the strengthening of the U.S. dollar against the German mark which has lowered the cost associated with the purchases of Adatosil(R)5000 Silicone Oil, the Company's primary product; and (ii) a change in the product sales mix during the respective periods.

         Research and development expenses decreased from $1,570,674 in fiscal year 1997 to $494,895 in fiscal year 1998, a decrease of $1,075,779 or 68%. This decrease relates to the elimination of expenditures associated with the Company's laser development program, as a result of the Company's change in market focus, and a decrease in expenditures associated with the Company's drug delivery technology.

         Marketing and general and administrative expenses decreased $910,273, or 24%, to $2,805,454 for the year ended June 30, 1998 as compared to $3,715,727 in fiscal year 1997. This decrease is due principally to (i) the reduction in the amortization expense of goodwill and license and distribution rights resulting from the write down of such assets during the fourth quarter of fiscal 1997; and (ii) the decrease in commission expense as a result of a change in the Company's commission structure. These decreases were offset partially by costs associated with the closing of the Company's New Jersey office and relocation of the Company's Wisconsin production facility.

         Included in the results of operations for the year ended June 30, 1997 was a non-cash charge to operations of $3,318,888 in connection with the write down of goodwill and license and distribution rights acquired from EOI. This write down was due to the impairment of value resulting from changes in the estimates of future sales associated with the license and distribution agreements. No similar charges were incurred in fiscal 1998.

         During fiscal year 1998, the Company accrued $100,000 representing its anticipated contribution to settle the claims related to outstanding litigation (George Kozlowski v. Intelligent Surgical Lasers, Inc., et al.). See Note 11 of the Notes to Consolidated Financial Statements for further details surrounding this litigation.

         Pursuant to the licensing agreement with IntraLase described in Note 9 of the Notes to Consolidated Financial Statements, the Company is to be reimbursed $75,000 by IntraLase for previously expensed patent costs. In October 1997, the Company recorded this receivable and credited marketing, general and administrative expense for this future reimbursement.

         Interest income decreased to $118,471 in fiscal year 1998 from $140,705 in fiscal year 1997. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment prior to the completion of the preferred stock offering in January 1998.

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

         Research and development expenses decreased from $1,722,998 in fiscal year 1996 to $1,570,674 in fiscal year 1997, a decrease of $152,324 or 9%. The decrease in research and development expenses relates to a decrease in the expenditures associated with the Company's laser development program offset by expenditures associated with the Company's surgical products and ophthalmic drug delivery programs acquired from EOI. The reduction in the laser development program is a direct result of a reduction in workforce and other cost reduction programs implemented during the fiscal year 1996 in connection with the change in the Company's market focus. The Company's research and development expenses consist primarily of direct expenses associated with compensation and benefits, consulting and research and development arrangements with third parties and indirect expenses such as materials, equipment and supplies.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash and cash equivalents of $2,263,967 as compared to $1,752,648 at June 30, 1997. The Company's short-term investments at June 30, 1998 and 1997 were $330,016 and $235,000, respectively. The net increase in cash and cash equivalents relates primarily to the completion of the preferred stock offering described in Note 6 of the Notes to Consolidated Financial Statements, offset by cash used in operations, the purchase of short term investments, furniture and equipment and the acquisition of certain license and distribution rights.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the end of fiscal 1999. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities necessary to satisfy the significant expenditures anticipated in connection with the development of its surgical products and ophthalmic drug delivery operations.

         The Company's ability to raise additional funds, however, may be affected by the Company's listing status.

         Pursuant to various collaborative research and development, technology license and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $125,000 to be paid during fiscal years 1999 and 2000; $175,000 in fiscal year 2001; and $200,000 in fiscal years 2002 and 2003.

         Due to a change in supplier process for Betadine 5% and the protracted lead-time necessary to validate processing on new equipment, the Company committed $840,000 to purchase adequate inventory to cover anticipated sales needs for approximately 20 months. This inventory expenditure should occur late in the first quarter of fiscal 1999.

         The Board of Directors, subsequent to year-end, authorized the repurchase of up to 500,000 shares of the Company's common stock. The price, timing and manner of these purchases will be at the discretion of management. The Company also committed $100,000 to purchased treasury stock from EOI. This transaction was completed in the first quarter of fiscal 1999.

         As described in Note 11 of the Notes to Consolidated Financial Statements, the Company has reached an agreement in principle to settle the litigation for $500,000 on its behalf and on behalf of its former and present officers and directors. This settlement is subject to agreement upon final documentation and court approval. The Company's insurance carrier has agreed to fund a significant portion of the settlement amount. Thus, the Company does not believe that the proposed settlement will have a material effect on future operations of the Company.

         The Company anticipates additional expenditures may be incurred in connection with the legal proceedings as discussed in "Item 3. Legal Proceedings."

         As of June 30, 1998, the Company had federal income tax and state income tax net operating loss carryforwards of approximately $41.4 million and $17.1 million, respectively. Under the provision of Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards is subject to an annual limitation as a change in ownership of more than 50% occurred within a three year specified testing period. Such annual limitation could range from approximately $128,000 to $2.2 million. Federal and state net operating loss carryforwards will begin to expire in 2001. The Company also had federal and state research credit carryforwards of $562,000 and $118,000, respectively, as of June 30, 1998.

YEAR 2000 ISSUES

         The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company does not utilize any custom developed programs, but rather commercially available off-the-shelf software packages with support contracts that specifically address this issue. None of the Company's products use date-sensitive software, therefore no customer service or support concerns need to be addressed.

         A year 2000 software upgrade for all financial packages is currently on-site and being tested. The cost of further remediation will not have a material adverse impact on the Company's financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 26, 1998, the Company and Ernst & Young LLP, the Company's independent auditors, mutually agreed to terminate their relationship. In connection with its audits for each of the two years in the period ended June 30, 1997 and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP's report on the Company's financial statements for each of the two years in the period ended June 30, 1997 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements

         See Index to Consolidated Financial Statements at page F-1.

Consolidated Financial Statement Schedules

         All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

Reports on Form 8-K

         A report on Form 8-K was filed on June 29, 1998, announcing that the Registrant and Ernst & Young LLP, the Registrant's independent auditors mutually agreed to terminate their relationship.

Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

2.1         Assets Sale and Purchase Agreement between Registrant and Escalon Ophthalmics, Inc., dated
            October 9, 1995. (7)
3.1    (a)  Restated Articles of Incorporation of Registrant. (8)
       (b)  Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November
            8, 1993.(8)
       (c)  Certificate of Amendment of Restated Articles of
            Incorporation of Registrant dated February 12, 1996.(8)
       (d)  Certificate of Determination of Series A 6% Convertible Preferred Stock. (10)
3.2         Amended and Restated Bylaws of Registrant. (1)
4.1         Form of Class A Redeemable Common Stock Purchase Warrants. (3)
4.2         Form of Class B Redeemable Common Stock Purchase Warrants. (3)
4.3         Form of Class C Common Stock Purchase Warrants. (3)
4.4         Form of Underwriters Class A Common Stock Purchase Warrants. (3)
4.5         Form of Underwriters Class B Common Stock Purchase Warrants. (3)
4.6    (a)  Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (3)
       (b)  Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (5)
       (c)  Amendment to Warrant Agreement between Registrant and American Stock Transfer Company. (6)
4.7         Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination. (10)

4.8         Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination.
            (10)
4.9         Warrrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (10)
4.10        Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (10)
4.11        Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (10)
4.12        Warrant to Purchase Common Stock issued December 31, 1997 to Trautman Kramer & Company. (10)
10.1   (a)  1993 Stock Option Plan of Registrant. (4)
       (b)  Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan.
            (4)
       (c)  Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (4)
10.2        Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)
10.3        Underwriting Agreement between the Registrant and the Underwriter. (3)
10.34       Registration Rights Agreement between the Company and EOI Corp. dated as of February 12,
            1996. (8)
10.4        Unit Purchase Option between the Registrant and the Underwriter. (3)
10.5        Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12,
            1996.(8)
10.6        Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of January 15, 1995 and as further amended on September 12, 1995. (8)
10.7        Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (8)
10.8        Employment Agreement between Registrant and Richard J. DePiano dated March 1, 1997. (9)
10.9        Distribution and License Agreement between Registrant and The Purdue Frederick Company dated August 31, 1995. (8)
10.10       Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und
            Medizintechnische Gesellschaft Mbh dated January 1, 1990, as amended January 26, 1993 and as further amended May 17, 1993. (8)
10.11       Distributorship Agreement between Registrant and Scott Medical Products dated as of
            September 8, 1992, as amended September 8, 1995. (8)
10.12       Research and Development Agreement between Registrant and The West Company, Incorporated dated April 3, 1995. (8)
10.13       Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of July 7, 1995. (8)
21          Subsidiaries. *
23.1        Consent of Ernst & Young LLP, independent auditors. *
23.2        Consent of Parente, Randolph, Orlando, Carey & Associates, LLC, independent auditors. *
27.1        Financial Data Schedule. *

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

         (9) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1997.

         (10) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ESCALON MEDICAL CORP.
                                   (Registrant)

Dated:  September 25, 1998

                                   By:/s/Richard J. DePiano
                                      ---------------------------------------
                                         Richard J. DePiano
                                         Chairman and Chief Executive Officer

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

         Signature                                      Title                                          Date
         ---------                                      -----                                          ----
By:/s/ Richard J. DePiano                   Chairman and Chief Executive Officer              September 25, 1998
   -----------------------------------
       Richard J. DePiano                   (Principal Executive Officer) and Director


By:/s/ Douglas R. McGonegal                 Vice President of Finance and Chief Financial     September 25, 1998
   -----------------------------------
         Douglas R. McGonegal               Officer  (Principal Financial Officer and
                                            Principal Accounting Officer) and Secretary

By:/s/ Jay L. Federman, M.D.                Director                                          September 25, 1998
   -----------------------------------
         Jay L. Federman, M.D.


By:/s/ Jack M. Dodick, M.D.                 Director                                          September 25, 1998
   -----------------------------------
         Jack M. Dodick, M.D.

                              ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                      Page


Independent Auditors' Reports...................................................................................       F-2

Consolidated Balance Sheets at June 30, 1997 and 1998...........................................................       F-4

Consolidated Statements of Operations for the years ended June 30, 1996, 1997 and 1998..........................       F-5

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1997 and 1998................       F-6

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1997 and 1998..........................       F-7

Notes to Consolidated Financial Statements......................................................................       F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Escalon Medical Corp.:

         We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and Subsidiary as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                     PARENTE, RANDOLPH, ORLANDO,
                                                         CAREY & ASSOCIATES, LLC


Philadelphia, Pennsylvania
August 21, 1998

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Escalon Medical Corp.


We have audited the accompanying balance sheet of Escalon Medical Corp. as of June 30, 1997 and the related statements of operations, shareholders' equity and cash flows for the years ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. as of June 30, 1997 and the results of its operations and its cash flows for the years ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP


Princeton, New Jersey
August 14, 1997, except for Note 6 - Reverse Stock Split, as to which the date is November 20, 1997

                     ESCALON MEDICAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,
                                                                                  --------------------------------
                                    ASSETS                                            1997                1998
                                                                                  ------------        ------------
Current Assets:
     Cash and cash equivalents                                                    $  1,752,648        $  2,263,967
     Investments                                                                       235,000             330,016
     Accounts receivable, net of allowance for doubtful accounts
        of $4,519 at June 30, 1997 and 1998, respectively                              587,265             940,378
     Other receivables                                                                      --              75,000
     Inventory, net                                                                    577,782             462,042
     Other current assets                                                               52,850              79,088
                                                                                  ------------        ------------
                     Total current assets                                            3,205,545           4,150,491

Furniture and equipment, at cost, net                                                   97,977             134,734
Long-term receivables                                                                   62,500             112,500
License and distribution rights, net                                                   892,528             878,838
Patents, net                                                                           465,046             475,175
Goodwill, net                                                                        1,095,982             968,295
Other assets                                                                            14,156              14,095
                                                                                  ------------        ------------

                                                                                  $  5,833,734        $  6,734,128
                                                                                  ============        ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease obligations                                 $      2,910        $         --
     Accounts payable                                                                  553,197             287,192
     Accrued compensation                                                              259,378             110,125
     Accrued professional expenses                                                      44,649              72,670
     Accrued dividends payable                                                              --              13,500
     Accrued litigation settlement                                                          --             100,000
     Other accrued expenses                                                            131,668             101,989
     Customer deposits                                                                  43,480                  --
                                                                                  ------------        ------------
                     Total current liabilities                                       1,035,282             685,476
                                                                                  ------------        ------------

Shareholders' Equity:
      Preferred stock, no par value; 2,000,000 shares authorized; 0 and 900 shares issued and outstanding at June 30, 1997
       and 1998, respectively (aggregate liquidation value of $900,000)                     --             747,321
     Common stock, no par value; 35,000,000 shares authorized;
       2,629,375 and 3,021,027 shares issued and outstanding
       at June 30, 1997 and 1998, respectively                                      44,645,440          45,253,597
     Accumulated deficit                                                           (39,846,988)        (39,952,266)
                                                                                  ------------        ------------
                     Total shareholders' equity                                      4,798,452           6,048,652
                                                                                  ------------        ------------

                                                                                  $  5,833,734        $  6,734,128
                                                                                  ============        ============

                 See notes to consolidated financial statements

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                      ----------------------------------------------------
                                                                           1996                1997                1998
                                                                      ------------        ------------        ------------

Sales revenues                                                        $  2,341,073        $  5,431,282        $  5,942,004
                                                                      ------------        ------------        ------------

Costs and expenses:
     Cost of goods sold                                                  1,228,907           2,650,360           2,588,500
     Research and development                                            1,722,998           1,570,674             494,895
     Marketing, general and administrative                               2,723,606           3,715,727           2,805,454
     Write down of goodwill and license and distribution rights                 --           3,318,888                  --
     Acquired research and development                                   1,000,000                  --                  --
                                                                      ------------        ------------        ------------

              Total costs and expenses                                   6,675,511          11,255,649           5,888,849
                                                                      ------------        ------------        ------------

Income (loss) from operations                                           (4,334,438)         (5,824,367)             53,155
                                                                      ------------        ------------        ------------

Other income and expenses:
     Interest income                                                       257,093             140,705             118,471
     Interest expense                                                       (4,950)             (1,308)               (154)
                                                                      ------------        ------------        ------------

              Total other income and expenses                              252,143             139,397             118,317
                                                                      ------------        ------------        ------------

Net income (loss)                                                     $ (4,082,295)       $ (5,684,970)       $    171,472
                                                                      ============        ============        ============

Basic net loss per share                                              $      (2.16)       $      (2.16)       $      (0.04)
                                                                      ============        ============        ============

Diluted net loss per share                                            $      (2.16)       $      (2.16)       $      (0.04)
                                                                      ============        ============        ============

     Weighted average shares - basic                                     1,892,728           2,629,624           2,673,093
                                                                      ============        ============        ============

     Weighted average shares - diluted                                   1,892,728           2,629,624           2,673,093
                                                                      ============        ============        ============

                 See notes to consolidated financial statements

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998



                                                           PREFERRED STOCK                      COMMON STOCK
                                                        -------------------------        -----------------------------
                                                        SHARES          AMOUNT             SHARES            AMOUNT
                                                        ------        -----------        ----------        -----------
Balance at June 30, 1995                                    --        $        --         1,436,519        $37,514,481
   Amortization of deferred compensation                    --                 --                --                 --
   Issuance of common stock pursuant to
       acquisition agreement                                --                 --         1,180,193          6,996,184
   Exercise of stock options                                --                 --            12,865             82,463
   Exercise/expiration of warrants to purchase
        common stock                                        --                 --               127             52,312
   Net loss                                                 --                 --                --                 --
                                                        ------        -----------        ----------        -----------
Balance at June 30, 1996                                    --                 --         2,629,704         44,645,440
   Cancellation of previously issued shares                 --                 --              (329)                --
   Net loss                                                 --                 --                --                 --
                                                        ------        -----------        ----------        -----------
Balance at June 30, 1997                                    --                 --         2,629,375         44,645,440
  Preferred stock offering, net of offering costs        1,350          1,112,478                --                 --
  Warrants issued in connection with preferred
        stock offering                                      --           (234,500)               --            234,500
  Deemed dividend from incremental yield
        in conversion terms of preferred stock              --            243,000                --                 --
  Preferred stock conversions                             (450)          (373,657)          391,652            373,657
  Preferred stock dividends                                 --                 --                --                 --
  Net income                                                --                 --                --                 --
                                                        ======        ===========        ==========        ===========
Balance at June 30, 1998                                   900        $   747,321         3,021,027        $45,253,597
                                                        ======        ===========        ==========        ===========

                                                          WARRANTS TO
                                                            PURCHASE                                                TOTAL
                                                             COMMON          ACCUMULATED        DEFERRED        SHAREHOLDERS'
                                                              STOCK            DEFICIT        COMPENSATION         EQUITY
                                                          ------------      ------------      ------------      -------------
Balance at June 30, 1995                                    $ 51,957        $(30,079,723)       $(16,344)       $  7,470,371
   Amortization of deferred compensation                          --                  --          16,344              16,344
   Issuance of common stock pursuant to
       acquisition agreement                                      --                  --              --           6,996,184
   Exercise of stock options                                      --                  --              --              82,463
   Exercise/expiration of warrants to purchase
        common stock                                         (51,957)                 --              --                 355
   Net loss                                                       --          (4,082,295)             --          (4,082,295)
                                                            --------        ------------        --------        ------------
Balance at June 30, 1996                                          --         (34,162,018)             --          10,483,422
   Cancellation of previously issued shares                       --                  --              --                  --
   Net loss                                                       --          (5,684,970)             --          (5,684,970)
                                                            --------        ------------        --------        ------------
Balance at June 30, 1997                                          --         (39,846,988)             --           4,798,452
  Preferred stock offering, net of offering costs                 --                  --              --           1,112,478
  Warrants issued in connection with preferred
        stock offering                                            --                  --              --                  --
  Deemed dividend from incremental yield
        in conversion terms of preferred stock                    --            (243,000)             --                  --
  Preferred stock conversions                                     --                  --              --                  --
  Preferred stock dividends                                       --             (33,750)             --             (33,750)
  Net income                                                      --             171,472              --             171,472
                                                            ========        ============        ========        ============
Balance at June 30, 1998                                    $     --        $(39,952,266)       $     --        $  6,048,652
                                                            ========        ============        ========        ============

                 See notes to consolidated financial statements

               ESCALON MEDICAL CORP. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                                 1996               1997               1998
                                                                             -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $(4,082,295)       $(5,684,970)       $   171,472
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                             757,951            854,402            331,987
       Amortization of deferred compensation                                      16,344                 --                 --
       Income from license of intellectual laser property                             --                 --            (75,000)
       Write off of goodwill and license and distribution rights                      --          3,318,888                 --
       Write off of patents                                                       61,044             10,980                 --
       Acquired research and development                                       1,000,000                 --                 --
       Net loss (gain) on disposition of assets                                   58,769             (2,450)             9,315
       Change in operating assets and liabilities:
          Accounts receivable                                                    (33,326)           148,645           (353,113)
          Inventory                                                              165,122             92,214            115,740
          Other current assets                                                   (17,119)            28,041            (26,238)
          Accounts payable, accrued compensation, professional
             and customer expenses, and other accrued expenses                (1,201,530)           (73,357)          (360,396)
                                                                             -----------        -----------        -----------
                Net cash used in operating activities                         (3,275,040)        (1,307,607)          (186,233)
                                                                             -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                           (890,970)          (235,000)          (470,180)
   Proceeds from maturities of short-term investments                          3,208,396            795,970            375,164
   Purchase of  furniture and equipment                                          (52,963)           (37,022)           (90,792)
   Proceeds from sale of furniture and equipment                                      --              5,900              1,000
   License and distribution rights                                                    --                 --           (126,894)
   Other assets                                                                   61,146             65,338                 61
   Patent costs                                                                  (66,050)           (49,099)           (30,411)
   Long term note receivable                                                          --            (62,500)           (50,000)
   Cash acquired in acquisition                                                    1,756                 --                 --
                                                                             -----------        -----------        -----------
                Net cash provided from (used in)  investing activities         2,261,315            483,587           (392,052)
                                                                             -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from preferred stock offering, net of offering costs                      --                 --          1,112,478
   Proceeds from common stock offering                                            82,818                 --                 --
   Payment of preferred stock dividend                                                --                 --            (20,250)
   Principal payments under capital lease obligations                             (3,000)            (7,835)            (2,624)
                                                                             -----------        -----------        -----------
                 Net cash provided from (used in) financing activities            79,818             (7,835)         1,089,604
                                                                             -----------        -----------        -----------

                Net increase (decrease) in cash and cash equivalents            (933,907)          (831,855)           511,319
Cash and cash equivalents, beginning of year                                   3,518,410          2,584,503          1,752,648
                                                                             -----------        -----------        -----------

Cash and cash equivalents, end of year                                       $ 2,584,503        $ 1,752,648        $ 2,263,967
                                                                             ===========        ===========        ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid during the year                                             $     4,950        $     1,308        $       154
                                                                             ===========        ===========        ===========


                 See notes to consolidated financial statements

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiary Escalon Pharmaceutical Inc. (jointly referred to as "Escalon" or the "Company"), was incorporated on December 24, 1987 in the State of California. The Company develops, markets and distributes ophthalmic medical devices and pharmaceutical products and is developing its ophthalmic drug delivery system. Activities from inception have included development and testing of laser technology and the sales of a minimal number of laser systems. Such laser sales have been to physicians, clinics and university hospitals in connection with their participation in the Company's clinical trials and for investigation of additional applications for the Company's laser systems. As described more fully in Note 4, the Company acquired substantially all of the assets and certain of the liabilities of Escalon Ophthalmics, Inc. ("EOI"), a Pennsylvania corporation, on February 12, 1996 pursuant to the Assets Sale and Purchase Agreement dated October 9, 1995 and as amended December 19, 1995. The results of operations for the year ended June 30, 1996 include the results of operations of EOI subsequent to the acquisition. Sales of the products acquired from EOI are made primarily to hospitals and physicians throughout the United States. As a result of this acquisition, the Company is no longer in the development stage for financial reporting purposes. Included in the accumulated deficit is approximately $31.9 million, which was accumulated during the development stage.

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

Stock-Based Compensation

         As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Revenue Recognition

         The Company recognizes revenue from the sales of its products at the time of shipment.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Inventories

         Raw materials, work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                               JUNE 30,
                                    ----------------------------
                                       1997               1998
                                    -----------        ---------
Raw materials/work in process       $   628,687        $ 170,370
Finished goods                          610,093          472,672
                                    -----------        ---------
                                      1,238,780          643,042
Valuation allowance                    (660,998)        (181,000)
                                    -----------        ---------
                                    $   577,782        $ 462,042
                                    ===========        =========

         In fiscal 1996 the Company's inventory valuation allowance totaled $597,379. The increase in the valuation allowance during fiscal 1997 resulted from a $63,619 charge to expenses. There was a net decrease in the inventory valuation allowance of $479,998 in fiscal 1998. This reduction consisted of (i) $470,998 relating to the transfer of laser inventory to IntraLase Corporation described in Note 9 and (ii) $9,000 credited against expenses.

Furniture and Equipment

         Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be eighteen months to seven years. Depreciation expense for the years ended June 30, 1996, 1997 and 1998 was $459,553, $107,687 and $43,433 respectively.

         Assets under capital leases, consisting of office equipment, are amortized over the lesser of the useful life or the applicable lease terms, whichever is shorter, which ranged from 3 to 5 years.

         Furniture and equipment consist of the following at:

                                                               JUNE  30,
                                                     ----------------------------
                                                         1997             1998
                                                     -----------        ---------
Equipment                                            $   660,192        $ 167,315
Furniture and fixtures                                    36,211           25,863
Leasehold improvements                                     6,404           27,804
Assets under capital leases                                9,847            3,129
Testing and applications research systems              1,061,409               --
                                                     -----------        ---------
                                                       1,774,063          224,111
Less accumulated depreciation and amortization        (1,676,086)         (89,377)
                                                     -----------        ---------
                                                     $    97,977        $ 134,734
                                                     ===========        =========

Acquired License and Distribution Rights

In connection with the acquisition described in Note 4, a portion of the purchase price was allocated to certain product license and distribution agreements. Such cost allocation was based on an independent valuation, with such costs being amortized over an eight-year period using the straight-line method. At June 30, 1997, the Company evaluated the ongoing value assigned to these license and distribution agreements. Based on such evaluation, the Company determined that an asset, with a carrying value of $2,199,000, was impaired due to changes in estimates relating to the future sales associated with such agreements. The change in the sales estimates resulted from (i) anticipated competition related to one of the Company's major products and (ii) delays in the development of the international distribution

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

for another of the Company's products which could result in the loss of the exclusive distributorship for such product. As a result, the Company wrote down its license and distribution rights by $918,253 to its estimated fair value. Fair value was based on estimated future cash flows to be generated from the license and distribution agreements, discounted at a market rate of interest. Accumulated amortization of license and distribution rights was $192,063 and $332,647 at June 30, 1997 and 1998, respectively.

Patents

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $60,542 and $80,823 at June 30, 1997 and 1998, respectively.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired (Note 4). These costs are being amortized over a ten-year period using the straight-line method. The Company periodically reviews the value of its goodwill to determine if impairment has occurred. As noted in the above paragraph, "Acquired License and Distribution Rights," the Company wrote down the value of its license and distribution rights due to an impairment. As required by the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") goodwill associated with the acquired license and distribution rights was likewise written down by $2,400,635 at June 30, 1997. Accumulated amortization of goodwill for the years ended June 30, 1997 and 1998 was $180,889 and $308,576, respectively.

Research and Development

         All research and development costs are charged to operations as incurred.

Net Income (Loss) Per Share

         In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. After taking into account the deemed dividend attributable to the preferred stock offering, current year earnings available to common shareholders reflects a net loss. This combined with the antidilutive effect of conversion of the remaining convertible preferred stock causes such conversion to be excluded from computation of diluted net income (loss) per share for the year ended June 30, 1998.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1996               1997              1998
                                                               -----------        -----------        ---------
Numerator:
   Numerator for basic and dilutive earnings per share:
      Net income (loss)                                        $(4,082,295)       $(5,684,970)       $ 171,472
      Preferred stock dividends and  accretion                          --                 --         (276,750)
                                                               -----------        -----------        ---------
      Net Loss available to common shareholders                $(4,082,295)       $(5,684,970)       $(105,278)
                                                               ===========        ===========        =========

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(2)  SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Denominator:
        Denominator for basic and dilutive earnings per share-
           weighted-average shares                                  1,892,728       2,629,624     2,673,093
                                                                    ==========      ==========    =========

     Basic and diluted earnings per share                              $(2.16)        $(2.16 )      $(0.04)
                                                                       ======         ========      =======

Income Taxes

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its 100 percent investment in Escalon Pharmaceutical, Inc., which will hold title to and distribute Providone-Iodine 2.5% Solution. All intercompany transactions and balances have been eliminated.

Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applicable to all enterprises. SFAS No. 130 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's results of operations, financial position or cash flows.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's result of operations, financial position or cash flows.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers'Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 expands and standardizes the disclosure requirements for pensions and postretirement benefits. SFAS No. 132 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's result of operations, financial position or cash flows.

 (3) INVESTMENTS

         As of June 30, 1997 and 1998, the Company held investments consisting of fixed-rate certificates of deposits of $1,585,000 and $1,980,016, respectively. Such investments are recorded at cost, which approximates fair value at June 30, 1997 and 1998. Included in cash and cash equivalents at June 30, 1997 and 1998 were certificates of deposits totaling $1,350,000 and $1,650,000 with original maturities of 90 days or less.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(4) ACQUISITION OF ESCALON OPHTHALMICS, INC.

         On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI, a developer, marketer and distributor of ophthalmic medical devices, pharmaceuticals and drug delivery systems, in exchange for 4,770,772 shares of the Company's Common Stock. Total estimated cost of the acquisition was $8.9 million, including liabilities assumed of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition was accounted for using the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and includes the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximated $4.1 million at the date of acquisition. Another $1.0 million of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition. As described in Note 2, goodwill related to the impaired license and distribution agreements was written down to $0 in accordance with SFAS No. 121.

         The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The historical results of operations, included in the pro forma results, reflect additional amortization expense based on the independent valuation of assets acquired as well as the $1.0 million charge to operations related to the acquired in-process technology. The information presented is not necessarily indicative of results of future operations of the combined companies.

                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE YEAR ENDED JUNE 30,
                                        --------------------------
                                                    1996
                                                    ----
Revenues                                       $  5,031,862
Net loss                                       $ (4,864,327)
Basic net loss per share                       $      (1.85)
Weighted average shares outstanding               2,624,706

(5) OPERATING LEASES

         The Company leases its research, manufacturing and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 1998 are as follows:

       YEAR ENDING JUNE 30,                                 AMOUNT
       --------------------                                 ------
                1999                                       $126,262
                2000                                         75,788
                2001                                         68,813
                2002                                         69,296
                2003                                         58,458
                                                           --------
                                                           $398,617

         Total minimum future rental payments have not been reduced by $38,279, the value of sublease rentals to be received under non-cancelable subleases.

         Rent expense charged to operations during the years ended June 30, 1996, 1997 and 1998 was $239,732, $190,153 and $123,408, respectively.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(5) OPERATING LEASES - (CONTINUED)

         The Company leases its Pennsylvania office from an entity which is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. The lease is classified as an operating lease and provides for minimum annual rentals of $6,000 through December 31, 1998.


(6) CAPITAL STOCK TRANSACTIONS

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

         All references in these consolidated financial statements with regard to shares, per share amounts, units and share prices have been adjusted for the Reverse Split. Fractional shares were paid out on conversion.

Preferred Stock Offering

         On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. Net proceeds of $1,194,750 from this offering were received on January 2, 1998. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. Any Preferred Stock that is outstanding on December 31, 1999 will be automatically converted into Common Stock. The Preferred Stock pays cumulative dividends of 6% per annum payable quarterly in cash or Common Stock, at the Company's option. The Preferred Stock may be redeemed at any time at the option of the Company. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Scholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants was accounted for as part of the offering related expenses.

         The incremental yield imbedded in the conversion terms of the Preferred Stock has been accounted for as a dividend of approximately $243,000 and was amortized over the period from the date of issuance to March 1, 1998, the first date at which conversion can occur.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(6) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

         During the year, the preferred shareholder converted blocks of 197, 143 and 110 shares at conversion prices of $1.5016, $1.0967 and $0.8457 per share, respectively. These conversions increased the Common Stock outstanding by 391,652 shares. In July 1998, the holder of Preferred Stock converted 82 additional shares into 131,137 shares of the Company's Common Stock at a conversion price of $0.6253 per share.

Redeemable Common Stock Purchase Warrants

         During November 1993, the Company successfully completed an underwritten public offering of 862,500 Units (the "Units"), each Unit consisting of one share of Common Stock, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant (the "Public Offering"). Each Class A and Class B Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $25 and $30, respectively. The warrants are currently exercisable and expire in November 2000. The underwriter of the Public Offering was granted an option to purchase 75,000 Units at $32 per unit. The option is exercisable commencing November 1994 and expires in November 1998. The Public Offering price for the Units was $20 per Unit. The net proceeds to the Company from the Public Offering, after deducting underwriting discounts and commissions and related expenses payable by the Company was approximately $14,800,000.

         In October 1993, in connection with the certain loan arrangements, the Company issued an aggregate of 41,875 Class C Common Stock warrants. Each Class C warrant entitles the holder to purchase one share of Common Stock at $20 per share. Those warrants are currently exercisable and expire in November 1998.

Stock Option Plans

         The Company has adopted seven employee stock option plans, which provide for incentive stock options and non-qualified stock options to purchase 220,622 shares of the Company's common stock. Under the terms of the plans, options may be granted at not less than fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over four years and is exercisable over a period no longer than ten years after the grant date. At June 30, 1998, options to purchase 172,000 shares of the Company's Common Stock were exercisable and 48,622 shares are reserved for future grants.

         Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For fiscal 1998, the weighted average assumptions used were: risk-free interest rate of 5.11%; expected volatility of 1.359; expected option life of one year from vesting and an expected dividend rate of 0.0%. Fiscal 1997's weighted average assumptions were: risk-free interest rate of 5.6%; expected volatility of 0.865; expected option life of one year from vesting and an expected dividend rate of 0.0%. No options were issued in fiscal 1996.

         For purposes of the pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the fiscal year ended June 30, 1997, the pro forma net loss and basic and diluted net loss per share of Common Stock were $(5,774,970) and ($2.20), respectively. For the fiscal year ended June 30, 1998, the pro forma net loss and basic and diluted net loss per share were $(162,993) and $(0.06), respectively.

         The following is a summary of the Company's stock option activity and related information for the fiscal years ended June 30, 1997 and 1998:

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(6) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

                                                     1997                                     1998
                                          --------------------------------    --------------------------------

                                          COMMON STOCK    WEIGHTED AVERAGE    COMMON STOCK    WEIGHTED AVERAGE
                                            OPTIONS       EXERCISE PRICE         OPTIONS       EXERCISE PRICE
                                          ------------    ----------------    ------------    ----------------


Outstanding at beginning of year            72,422        $     16.564         112,500       $      2.252

     Granted                               112,500        $      2.252          59,500       $      1.875

     Forfeited                             (72,422)       $     16.564              --                 --
                                          --------                             -------


Outstanding at end of year                 112,500        $      2.252         172,000       $      2.120
                                          ========                             =======


Exercisable at end of year                 112,500                             172,000
                                          ========                             =======
Weighted average fair value of
    options granted during the year                       $      0.800                       $      0.970

         Options outstanding at June 30, 1997 have an exercise price of $2.252 and a remaining contractual life of 8.9 years. The options issued in fiscal 1998, have an exercise price of $1.875 and a remaining contractual life of 9.7 years.

         Non-plan options to purchase 1,367 and 1,367 shares of Common Stock, at prices of $1.460 and $7.308, respectively, were outstanding and exercisable at June 30, 1998. These options generally have vesting and exercise provisions consistent with options granted under the plans.

(7) RETIREMENT PLAN

         The Company adopted a 401(k) retirement plan effective January 1, 1994. Employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plan's inception.

(8) INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liability, which are primarily considered to be noncurrent, consisted of the following at:

                                                                                         JUNE 30,
                                                                            --------------------------------
                                                                                 1997                1998
                                                                            ------------        ------------
Deferred tax assets:
   Reserves and allowances                                                  $    268,000        $     31,000
   NOL carryforward                                                           14,873,000          15,110,000
   Tax credit carryforwards                                                      736,000             680,000
                                                                            ------------        ------------
         Total deferred tax assets                                            15,877,000          15,821,000
Deferred tax liability:
   License and distribution rights                                              (353,000)           (297,000)
                                                                            ------------        ------------
Net deferred tax assets                                                       15,524,000          15,524,000
Valuation allowances                                                         (15,524,000)        (15,524,000)
                                                                            ------------        ------------
Net deferred taxes                                                          $         --        $         --
                                                                            ============        ============

         At June 30, 1998, the Company has federal income tax and state income tax net operating loss carryforwards of approximately $41.4 million and $17.1 million, respectively. The difference between the federal and state carryforward amounts is primarily attributable to differences in research and development expenses and to California's

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(8) INCOME TAXES - (CONTINUED)

statutory 50% annual reduction rule. In addition, the Company has federal and California research credit carryforwards of $562,000 and $118,000, respectively, at June 30, 1998. Federal and state operating losses and tax credits will expire at various dates between 2001 and 2013.

         For the years ended June 30, 1997 and 1998, the Company recorded valuation allowances of $15,524,000.

         Under the provisions of Section 382 of the Internal Revenue Code, use of net operating loss (NOL) and credit carryforwards is subject to an annual limitation if there is a change in ownership during a specified testing period. As a result of such ownership changes in fiscal 1990 and in fiscal 1994, approximately $11,493,000 of federal NOL carryforward is subject to limitation.

         No formal study has been performed to test for additional ownership changes which may have occurred at the time of the acquisition of EOI (Note 4) or afterward. If an additional ownership change did occur, an additional limitation would apply to all of the NOL carryforwards attributable to periods before that change. Depending on the existence and time of such change, potentially all of the federal NOL carryforwards at June 30, 1998 could be subject to a limitation, which would be based on the value of the Company immediately before the change, multiplied by a published interest rate. Based on the value of the Company's stock and the published interest rates since the EOI acquisition occurred, the potential annual limitation could range from approximately $128,000 to $2.2 million. The limitation could also restrict the use of the tax credit carryforwards and approximately $17 million of the NOL carryforwards for state tax purposes.

         Approximately $8.2 million of the federal NOL carryforward at June 30, 1998 represents amounts that were transferred to the Company as a result of the acquisition of EOI. Use of this transferred NOL is also limited under Section
382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax-free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to qualify as a tax free reorganization, the NOL carryforward of EOI would be treated as a purchase of assets and the tax basis of the acquired assets would be increased.

(9) LICENSE OF INTELLECTUAL LASER PROPERTIES

         In October 1997, the Company licensed its intellectual laser properties to IntraLase Corporation ("IntraLase") in exchange for an initial 25% equity interest in IntraLase. In addition, the Company is entitled to a 2.5% royalty on future products sales which are based on the Company's patented technology, a 1.5% royalty on product sales not dependent on the Company's technology and an annual license fee of $5,000 and $10,000 in 1999 and 2000, respectively, and $15,000 in 2001 and each year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company. The Company will also be reimbursed $75,000 for previously expensed patent costs. Also contributed to the venture was the Company's laser inventory, equipment and related furniture having a net book value of $0.

(10) COMMITMENTS

         Pursuant to various collaborative research and development, technology license, and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $125,000 to be paid during fiscal 1999 and 2000; $175,000 in fiscal 2001; and $200,000 in fiscal 2002 and
2003.

         Due to a change in supplier process for Betadine 5% and the protracted lead-time necessary to validate processing on new equipment, the Company committed $840,000 to purchase adequate inventory to cover anticipated sales needs for approximately 20 months. This inventory expenditure should occur late in the first quarter of fiscal 1999.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

(10) COMMITMENTS - (CONTINUED)

         The Company also committed $100,000 to purchased treasury stock from EOI. This transaction was completed in the first quarter of fiscal 1999.

(11) CONTINGENCIES

Litigation

           As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On March 31, 1997, the court issued Pretrial Order No. 2, which set discovery cut off and ready trial dates, as well as providing for certain coordination of discovery in the Kozloski case, and certain related cases involving other issuers and D. Blech & Co. Discovery in the related actions is ongoing. It currently is scheduled to be completed by March 15, 1999 and the cases ready for trial by May 20, 1999. Class certification motions have been dismissed for failure to prosecute, with leave to renew.

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement in principle to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. This settlement is subject to agreement upon final documentation and court approval. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. In view of the anticipated settlement, no discovery or motion practice is proceeding in the Kozlowki case.

                                  EXHIBIT INDEX


Exhibit No.                                          Description
-----------                                          -----------
2.1                   Assets Sale and Purchase Agreement between Registrant and Escalon Ophthalmics, Inc., dated October
                      9, 1995. (7)
3.1    (a)            Restated Articles of Incorporation of Registrant. (8)
       (b)            Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November 8,
                      1993.(8)
       (c)            Certificate of Amendment of Restated Articles of Incorporation of Registrant dated February 12,
                      1996.(8)
       (d)            Certificate of Determination of Series A 6% Convertible Preferred Stock. (10)
3.2                   Amended and Restated Bylaws of Registrant. (1)
4.1                   Form of Class A Redeemable Common Stock Purchase Warrants. (3)
4.2                   Form of Class B Redeemable Common Stock Purchase Warrants. (3)
4.3                   Form of Class C Common Stock Purchase Warrants. (3)
4.4                   Form of Underwriters Class A Common Stock Purchase Warrants. (3)
4.5                   Form of Underwriters Class B Common Stock Purchase Warrants. (3)
4.6    (a)            Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (3)
       (b)            Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (5)
       (c)            Amendment to Warrant Agreement between Registrant and American Stock Transfer Company. (6)
4.7                   Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination. (10)
4.8                   Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination. (10)
4.9                   Warrrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (10)
4.10                  Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (10)
4.11                  Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (10)
4.12                  Warrant to Purchase Common Stock issued December 31, 1997 to Trautman Kramer & Company. (10)
10.1   (a)            1993 Stock Option Plan of Registrant. (4)
       (b)            Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (4)
       (c)            Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (4)
10.2                  Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)
10.3                  Underwriting Agreement between the Registrant and the Underwriter. (3)
10.34                 Registration Rights Agreement between the Company and EOI Corp. dated as of February 12, 1996. (8)
10.4                  Unit Purchase Option between the Registrant and the Underwriter. (3)
10.5                  Registration Rights Agreement between Registrant and EOI Corp. dated as of February 12, 1996.(8)
10.6                  Employment Agreement between Registrant and John T. Rich dated January 15, 1990, as amended as of
                      January 15, 1995 and as further amended on September 12, 1995. (8)
10.7                  Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (8)
10.8                  Employment Agreement between Registrant and Richard J. DePiano dated March 1, 1997. (9)
10.9                  Distribution and License Agreement between Registrant and The Purdue Frederick Company dated
                      August 31, 1995. (8)

Exhibit No.     Description
-----------     -----------
10.10           Distribution and Development Agreement between Registrant and Adatomed Pharmazeutische Und
                Medizintechnische Gesellschaft Mbh dated January 1, 1990, as amended January 26, 1993 and as further amended May 17, 1993. (8)
10.11           Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8,
                1992, as amended September 8, 1995. (8)
10.12           Research and Development Agreement between Registrant and The West Company, Incorporated dated
                April 3, 1995. (8)
10.13           Supply and Distribution Agreement between Registrant and Storz Instrument Company dated as of July 7, 1995. (8)
21              Subsidiaries. *
23.1            Consent of Ernst & Young LLP, independent auditors. *
23.2            Consent of Parente, Randolph, Orlando, Carey & Associates, LLC, independent auditors. *
27.1            Financial Data Schedule. *

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

         (9) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1997.

         (10) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).