Form 10-Q
period 1998-09-30
ESCALON MEDICAL CORP
filed 1998-11-16
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Date: November 6, 1998          2,760,568 Shares of Common Stock, no par value
      ----------------          ---------

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I.   FINANCIAL INFORMATION                                        PAGE

          Item 1. Condensed Financial Statements

                  Condensed Balance Sheets as of June 30, 1998
                  and September 30, 1998                                 3


                  Condensed Statements of Operations for the
                  Three Months Ended September 30, 1997 and 1998         4


                  Condensed Statements of Cash Flows for the
                  Three Months Ended September 30, 1997 and 1998         5


                  Notes to Condensed Financial Statements                6


          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9


Part II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                      11


          Item 6. Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                               12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,                   SEPTEMBER 30,
                                                                                      1998                          1998
                                                                                  ------------                 ------------
                                               ASSETS                                                           (UNAUDITED)
                                               ------
Current Assets:
   Cash and cash equivalents                                                      $  2,263,967                  $  2,189,497
   Investments                                                                         330,016                       334,000
   Accounts receivable, net                                                            940,378                       869,564
   Other receivables                                                                    75,000                        75,000
   Inventory, net                                                                      462,042                       705,432
   Other current assets                                                                 79,088                       198,915
                                                                                  ------------                  ------------
            Total current assets                                                     4,150,491                     4,372,408

Furniture and equipment, at cost, net                                                  134,734                       131,365
Long-term note receivable                                                              112,500                       125,000
License and distribution rights, net                                                   878,838                       842,812
Patents, net                                                                           475,175                       452,685
Goodwill, net                                                                          968,295                       936,373
Other assets                                                                            14,095                        16,495
                                                                                  ------------                  ------------

                                                                                  $  6,734,128                  $  6,877,138
                                                                                  ============                  ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current Liabilities:
   Accounts payable                                                               $    287,192                  $    359,519
   Accrued and other liabilities                                                       398,284                       432,276
                                                                                  ------------                  ------------
            Total current liabilities                                                  685,476                       791,795
                                                                                  ------------                  ------------

Shareholders' Equity:
  Preferred stock, no par value; 2,000,000 shares authorized; 900 and 818 shares issued and outstanding at June 30, 1998
    and September 30, 1998, respectively                                               747,321                       679,231
  Common stock, no par value; 35,000,000 shares authorized;
    3,021,027 issued at June 30, 1998 and 3,152,164 shares issued
    less 134,980 Treasury shares at September 30, 1998                              45,253,597                    45,321,687
  Treasury stock                                                                             -                      (118,108)
  Accumulated deficit                                                              (39,952,266)                  (39,797,467)
                                                                                  ------------                  ------------
         Total shareholders' equity                                                  6,048,652                     6,085,343
                                                                                  ------------                  ------------

                                                                                  $  6,734,128                  $  6,877,138
                                                                                  ============                  ============



Note: The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                            ------------------------------------------
                                                                 1997                         1998
                                                            -------------                -------------
Product revenues                                               $1,371,164                  $1,685,422

Costs and expenses:
     Cost of goods sold                                           606,015                     716,856
     Research and development                                      96,389                     155,437
     Marketing, general and administrative                        664,319                     682,963
                                                               ----------                  ----------

              Total costs and expenses                          1,366,723                   1,555,256
                                                               ----------                  ----------

Income from operations                                              4,441                     130,166
                                                               ----------                  ----------

Other income and expenses:
     Interest income                                               26,603                      36,928
     Interest expense                                                (102)                        (25)
                                                               ----------                  ----------

              Total other income and expense                       26,501                      36,903
                                                               ----------                  ----------

Net income                                                     $   30,942                  $  167,069
                                                               ==========                  ==========

Basic net income per share                                     $    0.012                  $    0.051
                                                               ==========                  ==========

Diluted net income per share                                   $    0.012                  $    0.041
                                                               ==========                  ==========

   Weighted average shares - basic                              2,629,375                   3,040,152
                                                               ==========                  ==========

   Weighted average shares - diluted                            2,629,375                   4,114,879
                                                               ==========                  ==========

           See notes to condensed consolidated financial statements.

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                      -------------------------------------------
                                                                           1997                          1998
                                                                      -------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   30,942                    $  167,069
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                        81,754                        86,140
       Write off of patents                                                  - -                          24,805
       Change in operating assets and liabilities:
          Accounts receivable                                              (35,110)                       70,814
          Inventories                                                      113,539                      (243,390)
          Other current assets                                              (4,418)                     (119,827)
          Accounts payable, accrued and other liabilities                 (112,130)                      119,819
                                                                        ----------                    ----------
           Net cash provided from operating activities                      74,577                       105,430
                                                                        ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                         - -                        (259,000)
  Proceeds from maturities of short-term investments                         - -                         255,016
  Long term note receivable                                                (12,500)                      (12,500)
  Purchase of  furniture and equipment                                      (1,200)                      (10,457)
  License and distribution rights cost                                     (97,668)                        - -
  Other assets                                                                 740                        (2,400)
  Patent costs                                                              (7,445)                       (6,681)
                                                                        ----------                    ----------
           Net cash used in investing activities                          (118,073)                      (36,022)
                                                                        ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                        (1,001)                        - -
  Purchase of treasury stock                                                 - -                        (118,108)
  Payment of preferred stock dividends                                       - -                         (25,770)
                                                                        ----------                    ----------
           Net cash used in financing activities                            (1,001)                     (143,878)
                                                                        ----------                    ----------

           Net decrease in cash and cash equivalents                       (44,497)                      (74,470)
Cash and cash equivalents, beginning of period                           1,752,648                     2,263,967
                                                                        ----------                    ----------

Cash and cash equivalents, end of period                                $1,708,151                    $2,189,497
                                                                        ==========                    ==========

           See notes to condensed consolidated financial statements.

                      ESCALON MEDICAL CORP. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

            The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiary Escalon Pharmaceutical Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 1999.

            For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998 included in the Company's annual report on Form 10-K.

2.  REVERSE STOCK SPLIT

            On November 20, 1997, the Company held its annual meeting of shareholders at which time the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock (the "Common Stock"). As a result of the Reverse Split, each shareholder now has one share of Common Stock for every four shares owned before the Reverse Split. The Reverse Split caused certain adjustments to be made to the Company's Class A, B and C Redeemable Common Stock Purchase Warrants. The exercise price and number of warrants necessary for purchase of a Common Stock share has been increased by a factor of four.

            All references in the condensed financial statements with regard to shares, per share amounts and share prices have been adjusted for the Reverse Split.

3.  PER SHARE INFORMATION

            In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No.128"). Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. Outstanding stock options and warrants have not been included in computing basic and diluted net income per share for the three-month periods ended September 30, 1997 and 1998 because their exercise prices exceed market price and their effect would be antidilutive.

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                 -------------------------------------------
                                                                                       1997                       1998
                                                                                 ---------------            ----------------
Numerator:
 Numerator for basic earnings per share:
     Net income                                                                    $   30,942                    $  167,069
     Preferred stock dividends                                                            - -                       (12,270)
                                                                                   ----------                    ----------
     Numerator for basic earnings per share-income available to
          Common shareholders                                                          30,942                       154,799
     Effect of dilutive securities:
          Preferred stock dividends                                                       - -                        12,270
                                                                                   ----------                    ----------
     Numerator for diluted earnings per share-income available to
          Common shareholders after assumed conversions                                30,942                       167,069

Denominator:
  Denominator for basic earnings per share - weighted average shares                2,629,375                     3,040,152
  Effect of dilutive securities:
       Convertible preferred stock                                                        - -                     1,074,727
                                                                                   ==========                    ==========
  Denominator for diluted earnings per share - weighted average and
     assumed conversion                                                             2,629,375                     4,114,879
                                                                                   ==========                    ==========

Basic earnings per share                                                           $    0.012                    $    0.051
                                                                                   ==========                    ==========

Diluted earnings per share                                                         $    0.012                    $    0.041
                                                                                   ==========                    ==========


4.  INVENTORIES

            Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:


                                                              JUNE 30, 1998                    SEPTEMBER 30, 1998
                                                              -------------                    ------------------

            Raw materials/work in process                       $ 170,370                           $ 142,526
            Finished goods                                        472,672                             743,906
                                                                ---------                           ---------
                                                                  643,042                             886,432
            Valuation allowance                                  (181,000)                           (181,000)
                                                                ---------                           ---------
                                                                $ 462,042                           $ 705,432
                                                                =========                           =========

5.  SHAREHOLDERS' EQUITY

            In July 1998, the preferred shareholder converted 82 shares into 131,137 shares of Common Stock at a conversion price of $0.6253 per share.

            The Company purchased 134,980 shares of its Common Stock as treasury stock from EOI Corp in August. These treasury shares cost $118,108. The Board of Directors has authorized the repurchase of up to 500,000 additional shares of the Company's stock. The price paid, timing and manner of these purchases will be at management's discretion.

            The following table summarizes the changes in the Company's shareholders' equity accounts for the three months ended September 30, 1998. There were no changes in the Company's shareholders' equity accounts for the three months ended September 30, 1997 except for the decrease in the accumulated deficit relating to the net income of $ 30,942.

                                      Preferred Stock                         Common Stock
                               ------------------------------- --------------------------------------------
                                 Shares          Amount              Shares                 Amount
                               ----------- ------------------- -------------------- -----------------------
Balance at June 30, 1998          900           $747,321              3,021,027            $45,253,597
Preferred stock conversion        (82)           (68,090)               131,137                 68,090
Purchase of treasury stock        - -                - -                    - -                    - -
Preferred stock dividend          - -                - -                    - -                    - -
Net income                        - -                - -                    - -                    - -
                                  ---           --------              ---------            -----------
Balance at September 30,1998      818           $679,231              3,152,164            $45,321,687
                                  ===           ========              =========            ===========

                                     Treasury            Accumulated

                                      Stock                Deficit
                               -------------------- ----------------------
Balance at June 30, 1998            $     - -             $(39,952,266)
Preferred stock conversion                - -                      - -
Purchase of treasury stock           (118,108)                     - -
Preferred stock dividend                  - -                  (12,270)
Net income                                - -                  167,069
                                    ---------             ------------
Balance at September 30,1998        $(118,108)            $(39,797,467)
                                    =========             ============

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

            On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. In order to further develop and commercialize its laser technology, the Company, in October 1997, licensed its intellectual laser properties to a newly formed company, IntraLase Corporation, in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing the laser technology through to commercialization. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

            The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Three-Month Periods Ended September 30, 1997 and 1998

            Product revenues increased $314,257, or 23%, to $1,685,422 for the three-month period ended September 30, 1998 as compared to $1,371,164 for the same period ended September 30, 1997. This revenue increase reflects continued growth in unit sales of Adatosil(R)5000 Silicone Oil, Betadine(R)5% Sterile Ophthalmic Prep Solution, ISPAN(TM)Intraocular Gases. The Company experienced sales growth for all of its product lines.

            Cost of goods sold totaled $716,856, or 42% of revenues, for the three-month period ended September 30, 1998 as compared to $606,015, or 44% of revenues, for the same period last year. The 2% decrease in cost of goods sold as a percentage of revenues is due primarily to: (i) a strong U.S. dollar against the German mark which has lowered the cost associated with the purchasing Adatosil(R)5000 Silicone Oil, the Company's primary product; and (ii) an on-going emphasis on cost control in its manufacturing operations.

            Research and development expenses increased $59,048, or 61%, for the three-month period ended September 30, 1998 when compared to the same period in 1997. To better focus on profitable product lines, management elected to discontinue pursuit of one disposable product line due to its failure to generate acceptable revenues. This decision resulted in $24,800 of patent costs associated with this product line being written-off in the first fiscal quarter of 1998. Successful pursuit of ISO9001 and CE certification caused the Company to incur an additional $10,000 in expense over those of the first quarter 1997. The remainder of the overage resulted from increased spending for consulting, prototype development and increased staff salaries.

            Marketing, general and administrative expenses increased $18,644, or 3%, for the three-month period ended September 30, 1998 compared to the same period ended September 30, 1997.

            Interest income increased to $36,928 for the three-month period ended September 30, 1998 from $26,603 for the same period in 1997. The increase is the result of increased cash and cash equivalents available for investment. The January 1998 convertible preferred stock offering provided these resources.

            There is no provision for income taxes for the three-month periods ended September 30, 1998 and 1997 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1998, the Company had cash and cash equivalents of $2,189,497 as compared to $2,263,967 at June 30, 1998. The Company's short-term investments at September 30, 1998 and June 30, 1997 were $334,000 and $330,016, respectively. The net decrease in cash and cash equivalents of $74,470 relates primarily to the acquisition of additional Betadine inventory, $270,727, and purchase of treasury stock, $118,108, significantly offset by cash provided from operations.

            The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through September 30, 1999. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical and drug delivery programs.

            The Company's ability to raise additional funds, however, may be affected by the Company's listing status.

            Due to a change in supplier process for Betadine 5% and the protracted lead-time necessary to validate processing on new equipment, the Company committed an additional $420,000 to purchase adequate inventory to cover anticipated sales needs for approximately 20 months. This inventory expenditure should occur in the second quarter of fiscal 1999.

             The Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. The Company is also negotiating the repurchase of all outstanding Preferred Stock.

        On October 22, 1998, Escalon announced it had signed a letter of intent to acquire the Vascular Access Business Unit of CardioVascular Dynamics Inc. The Company intends to finance this purchase through use of its cash reserves, cashflow generated from operations and commercial borrowing, which still needs to be arranged.

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

                                                ESCALON MEDICAL CORP.
                                                    (Registrant)



DATE:     November 16, 1998                By:       /s/ Douglas R. McGonegal
                                                     ------------------------
                                                     Douglas R. McGonegal
                                                     Vice President Finance
                                                     and Chief Financial
                                                     Officer (Principal
                                                     Financial and Accounting
                                                     Officer) and Secretary