Form 10-K/A
period 1998-06-30
ESCALON MEDICAL CORP
filed 1998-12-15
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1998
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-20127

                              ESCALON MEDICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

         California                                              33-0272839
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       351 East Conestoga Road
         Wayne, Pennsylvania                                       19087
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $3,464,727.00. Such aggregate market value was computed by reference to the bid and asked price of the Common Stock in the when-issued trading market on December 4, 1998. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.



The number of shares of the registrant's Common Stock outstanding as of December 4, 1998 was 3,017,185.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

PRELIMINARY NOTE:

               This Form 10-K/A-1 is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 1998 Annual Meeting of Stockholders.


ITEM 10.                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY


                                                     YEAR FIRST BECAME DIRECTOR, PRINCIPAL OCCUPATIONS DURING
NAME OF DIRECTOR                AGE                         PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS
----------------                ---                         -----------------------------------------
Richard J. DePiano               57          Mr. DePiano has been a director of the Company since February 1996.  Mr.
                                             DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P.
                                             and Managing Director of the Sandhurst Venture Fund since 1986.  Mr.
                                             DePiano is Chairman of the Board of Directors of Surgical Laser Technologies,
                                             Inc.  Mr. DePiano has served as Chairman and Chief Executive Officer of the
                                             Company since March 1997.

Jay L. Federman, MD              60          Dr. Federman served as the Chairman of the Board of Directors of the
                                             Company from February 1996 to March 1997 and continues to serve on the
                                             Board of Directors. Dr. Federman has served as the Chief of the Division of
                                             Ophthalmology at the Medical College Pennsylvania and M.C.P. Hahnemann
                                             School of Medicine and as Co-Director of the Retina Service at Wills Eye
                                             Hospital in Philadelphia, Pennsylvania.  Dr. Federman is a director of Surgical
                                             Laser Technologies, Inc.

Jack M. Dodick, MD               59          Dr. Dodick has been a director of the Company since February 1996.  Dr.
                                             Dodick has served as the Chairman of the Department of Ophthalmology at
                                             Manhattan Eye, Ear and Throat Hospital in New York.

Fred G. Choate                   52          Mr. Choate has been a director of the Company since November 1998.  Mr.
                                             Choate has served as Manager of the Greater Philadelphia Venture Capital
                                             Corp. since 1992.

                        EXECUTIVE OFFICERS OF THE COMPANY

      NAME                  AGE                     POSITION
      ----                  ---                     --------
Richard J. DePiano          57            Chairman and Chief Executive Officer

Ronald L. Hueneke           55            President and Chief Operating Officer

Doug McGonegal              47            Secretary and Vice President, Finance

Shawn Mullen                40            Vice President, Sales & Marketing


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

                  Mr. Hueneke was appointed a President of the Company and Chief Operating Officer in July, 1998. From 1991 until 1996, Mr. Hueneke held various senior management positions with EOI. Mr. Hueneke co-founded Trek Medical Products, Inc., a vitreoretinal instrument and equipment business, in 1983 and served as its President until October 1991 when it was acquired by EOI.

                  Mr. McGonegal was appointed Secretary and Vice President, Finance of the Company in July 1998.

                  Mr. Mullen was appointed Vice President, Sales & Marketing of the Company in July 1998.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Commission, by a specified date, reports regarding their ownership of Common Stock. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all of its officers and directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to those transactions during 1997.

ITEM 11.                     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

               The following table sets forth certain compensation paid by the Company to its Chief Executive Officer and certain other highly compensated executive officers of the Company for all services rendered in all capacities for the periods shown. This table includes Sterling C. Johnson, who stepped down from his positions with the Company effective April 30, 1997 and John T. Rich, who stepped down from his positions with the Company effective June 30, 1998.

SUMMARY COMPENSATION TABLE



                                                                                           LONG TERM
                                              ANNUAL COMPENSATION                         COMPENSATION
                                              -------------------             OTHER          AWARDS
                                                                              ANNUAL      -------------  ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR        SALARY         BONUS    COMPENSATION     OPTIONS    COMPENSATION(1)
---------------------------             ----        ------         -----    ------------     -------    ---------------
Richard J. DePiano(2)                   1998       $240,000          --         --             --          $  9,600
Chairman and Chief Executive            1997       $ 73,846          --         --             --          $  3,200
Officer                                 1996           --            --         --             --              --

John T. Rich                            1998       $119,000       $14,500       --             --              --
Former Vice President of Finance        1997       $119,000       $14,500       --             --              --
and Administration, and Secretary       1996       $ 43,858          --         --             --              --

Ronald L. Hueneke                       1998       $105,000       $20,000       --             --              --
President and Chief Operating           1997       $105,000       $14,500       --             --              --
Officer                                 1996       $ 39,159          --         --             --              --

Doug McGonegal                          1998       $ 35,446       $ 4,000       --             --              --
Vice President of Finance and           1997           --            --         --             --              --
Secretary                               1996           --            --         --             --              --

Shawn Mullen                            1998       $ 95,000       $20,000       --             --              --
Vice President Sales & Marketing        1997           --            --         --             --              --
                                        1996           --            --         --             --              --

Sterling C. Johnson                     1998           --            --         --             --          $146,875
Former President,  Chief                1997       $118,088          --         --             --          $109,832
Executive Officer and Chief             1996       $ 55,677          --         --             --          $  2,536
Operating Officer



(1) Includes payment by the Company of (i) in the case of Mr. Johnson (a) an automobiles allowance in the amount of $5,094; (b) $6,158 in insurance premiums paid for life insurance; (c) severance payments in the amount of $129,123 and
(d) directors fees in the amount of $5,500; (ii) in the case of Mr. DePiano, an automobile allowance in the amount of $9,600.

(2) Mr. DePiano became Chairman and Chief Executive Officer of the Company on March 1, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable
                                                                                             Value At Assumed
                                        % of                                               Annual Rates of Stock
                                    Total Options                                         Price Appreciation For
                                     Granted to                                                 Option Term(2)
                         Options    Employees in     Exercise Price     Expiration        -----------------------
      Name              Granted(1)   Fiscal Year        ($/share)          Date              5%               10%
      ----              ----------   -----------        --------           ----              --               ---
Richard J. DePiano....   112,500          0%           $    2.252         6/4/07          $159,330         $403,775
Doug McGonegal........     1,000          2%           $    1.875         2/27/08         $  1,179         $  2,988
Ronald L. Hueneke.....    15,000         25%           $    1.875         2/27/08         $ 17,688         $ 44,824
Shawn Mullen..........     7,500         12%           $    1.875         2/27/08         $  8,844         $ 22,412
Roger Edens...........     3,000          5%           $    1.875         2/27/08         $  3,538         $  8,965
Mark Wallace..........     3,000          5%           $    1.875         2/27/08         $  3,538         $  8,965
Jay Federman..........    10,000         17%           $    1.875         2/27/08         $ 11,792         $ 29,883
Jack Dodick...........    10,000         17%           $    1.875         2/27/08         $ 11,792         $ 29,883
Robert Kunze..........    10,000         17%           $    1.875         2/27/08         $ 11,792         $ 29,883

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

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE



                                                                NUMBER OF                      VALUE OF
                                                               UNEXERCISED                UNEXERCISED IN-THE-
                                                                OPTIONS AT                  MONEY OPTIONS AT
                                                              JUNE 30, 1997                 JUNE 30, 1997(1)
                                                              -------------                 ----------------
                        SHARES ACQUIRED     VALUE
      NAME                ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
      ----                -----------      --------     -----------   -------------   -----------     -------------
Richard J. DePiano             --             --          112,500          --          $   0.00             --

Doug McGonegal ...             --             --            1,000          --          $   0.00             --

Ronald L. Hueneke              --             --           15,000          --          $   0.00             --

Shawn Mullen .....             --             --            7,500          --          $   0.00             --

Roger Edens ......             --             --            3,000          --          $   0.00             --

Mark Wallace .....             --             --            3,000          --          $   0.00             --

Jay Federman .....             --             --           10,000          --          $   0.00             --

Jack Dodick ......             --             --           10,000          --          $   0.00             --

Robert Kunze .....             --             --           10,000          --          $   0.00             --


(1) Potential unrealized value is (i) the fair market value at fiscal 1998 year-end less the option exercise price times (ii) the number of options. Fair market value as of fiscal 1998 year-end was determined based on a closing sale price on June 30, 1998 of $0.766.


               NO AWARDS WERE MADE TO ANY NAMED EXECUTIVE OFFICER DURING SUCH FISCAL YEAR UNDER ANY LONG-TERM INCENTIVE PLAN. THE COMPANY DOES NOT SPONSOR ANY DEFINED BENEFIT OR ACTUARIAL PLANS AT THIS TIME.

EMPLOYMENT AGREEMENTS

               On May 12, 1998, the Company entered into an employment agreement with Richard J. DePiano as the Chairman and Chief Executive Officer of the Company. The term of the employment agreement commenced on May 12, 1998 and shall continue through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least thirty (30) days prior to such date of the notifying party's determination not to renew the agreement. The agreement provides for a base salary of $240,000 per year plus incentive compensation in the form of a cash bonus to be paid by the Company to Mr. DePiano at the discretion of the Board of Directors. The agreement also provides for health and long term disability insurance and other fringe benefits as well as an automobile allowance of $800 per month.

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

COMPENSATION OF DIRECTORS

                  Mr. Kunze was paid $48,000, Dr. Dodick $3,000, Dr. Federman $6,500 and Mr. Johnson $5,500 as directors fees during the fiscal year ended June 30, 1998. Currently directors receive stock options for each board meeting and committee meeting attended. Messrs. Dodick, Federman and Kunze were issued stock options for attendance at board meetings. In addition, directors are reimbursed for expenses incurred in connection with attending meetings. See "Executive Officers--Executive Compensation."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


                  The Compensation Committee currently consists of Messrs. DePiano and Federman. Mr. DePiano is a Director and the Chief Executive Officer of the Company. The approval of Mr. DePiano's employment agreement was by the Compensation Committee comprised of Messrs. DePiano, Kunze and Federman. Mr. DePiano abstained from all discussions and approvals of his employment agreement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth, as of December 4, 1998, certain information regarding the beneficial ownership of the Common Stock by (i) each shareholder known by the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for election as director of the Company, (iii) each of the Named Executive Officers as such term is defined in
Item 402(a)(3) of Regulation S-K and (iv) all directors and executive officers of the Company as a group. Pursuant to the rules and regulations promulgated under the Exchange Act the table sets forth the most recent information provided in filings made with the SEC by the reporting persons.

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

                           BENEFICIAL OWNERSHIP TABLE

                                                                                      AMOUNT OF
                                                                                      BENEFICIAL
                                                          AMOUNT OF                  OWNERSHIP OF
                                                          BENEFICIAL                     SHARES         AMOUNT OF
                                                         OWNERSHIP OF                  UNDERLYING       AGGREGATE        AGGREGATE
                                                         OUTSTANDING     PERCENT OF     OPTIONS/        BENEFICIAL        PERCENT
        NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES(1)**        CLASS      WARRANTS***      OWNERSHIP         OF CLASS
        ------------------------------------             -----------        -----      -----------      ---------         --------
EOI Corp. (2).........................................     95,147            2.6           --             95,147            2.6
   351 E. Conestoga Road
   Wayne, PA 19087

D. Blech and D. Blech & Company,
Incorporated (3)......................................         --            --          790,000         790,000            20.7
  599 Lexington Avenue
  New York, NY  10022

R.A. Mackie & Co., L.P. (4)...........................         --            --          140,119         140,119             4.4
   One Gorham Island
   Westport, CT  06880

Combination, Inc.  (6)................................    584,703           16.2          40,000         624,703            17.2
   c/o ISRC
   310 Madison Ave.
   Suite 503
   New York, NY 10017

Sterling C. Johnson...................................         --            --               --           --                --

Robert J. Kunze ......................................      5,759             *               --           5,759              *

Fred G. Choate........................................        816             *               --            816               *

Richard J. DePiano (5)................................      7,692             *          112,500         120,192             3.8

Jack M. Dodick, M.D...................................     39,725            1.1          10,000          49,752             1.6

Ronald L. Hueneke.....................................     16,995             *           15,000          31,995             1.0

Sandhurst Venture Fund  (5)...........................     88,250            2.5              --          88,250             2.5
   351 E. Conestoga Road
   Wayne, PA 19087

Jay L. Federman, M.D..................................     38,533            1.1          10,000          48,533             1.6

All directors and executive officers as a group
  (6 persons) ........................................    197,797            6.6         147,500         345,297            10.9


*        Less than 1%.

** Includes outstanding shares owned by the named person but does not include shares as to which such person has the right to acquire.

*** Represents shares underlying (a) Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"), each of which (i) entitles the holder thereof to purchase one share of Common Stock at a price of $6.25 and $7.50, respectively, and (ii) was issued in connection with a November 1993 offering; and (b) certain options, which in each case are exercisable within 60 days from the date hereof.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.


(2) The outstanding share ownership set forth for EOI consists of shares owned solely by EOI. Messrs. DePiano, Dodick, and Federman are directors of EOI. Although not currently serving as an officer of EOI, Ronald L. Hueneke, President of the Company and Chief Operating Officer, served as Vice President and General Manager of the Trek Division of EOI prior to the consummation of the Asset Acquisition.

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

(4) For R.A. Mackie & Co., L.P. such figures are as reported on Schedule 13G dated February 8, 1996 and represent ownership of shares underlying 43,575 Class A Warrants and 516,900 Class B Warrants.

(5) Includes 112,500 shares which Mr. DePiano has the right to acquire upon the exercise of currently exercisable stock options, excludes 88,250 shares held by Sandhurst Venture Funds. Mr. DePiano has the right to vote the Sandhurst Venture Funds shares.

(6) For Combination, Inc. such figures are reported as if the 818 shares of Series A Preferred Stock was converted pursuant to the terms of such stock on December 4, 1998.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


               On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI, pursuant to an Assets Sale and Purchase Agreement, in exchange for 4,770,772 shares of the Company's Common Stock. The total estimated cost of the acquisition was $8,900,000, including liabilities assumed (which includes the assumption of costs associated with certain litigation involving EOI) of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition was accounted for using the purchase method of accounting and included the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximates $4,100,000. Another $1,000,000 of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition. As disclosed elsewhere herein, Messrs. DePiano, Dodick and Federman were at the time of the acquisition, and continue to be, members of the Board of Directors of EOI. Mr. Rich, the Company's former Vice President, Finance and Administration/Secretary, served in similar executive level management position with EOI. Ronald L. Hueneke, President of the Company and Chief Operating Officer, served as Vice President and General Manager of the Trek Division of EOI prior to the consummation of the Asset Acquisition. EOI through August 1998 was the beneficial owner of 42.2% of the outstanding Common Stock of the Company and after such date EOI has distributed to its individual shareholders all but 2.6% of the Outstanding Common Stock of the Company in accordance with its winding up process. EOI is continuing to distribute the balance of the shares to the individual EOI shareholders.


               Jay L. Federman, M.D., a Director, together with two individuals unaffiliated with the Company, entered into a Development, Assignment and License Agreement with the Company dated September 11, 1992. Under this agreement, the Company had agreed to pay royalties to Dr. Federman and the two unaffiliated individuals on sales of the Company's Iris Expander and related products. Generally, the agreement provided for quarterly royalty payments of 10% of net sales, for sales by the Company, and the greater of 5% of net sales or 50% of royalty payments received by the Company, for sales by sublicensees of the Company, in countries where a valid patent has issued. For sales in countries where a valid patent has not issued, royalty payments equal to one-half of the foregoing rates are required. As of the date hereof, the Company has discontinued development and terminated the Development, Assignment and License Agreement of the Iris Expander. Therefore, no royalty payments have been made to Dr. Federman or the other individuals that are parties to the Development, Assignment and License Agreement.

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


                                       ESCALON MEDICAL CORP.
                                       (Registrant)

Dated:  December 15, 1998

                                       By: /s/DOUG MCGONEGAL
                                           -------------------------------------
                                           Doug McGonegal
                                           Vice President, Finance