Form 10-Q
period 1998-12-31
ESCALON MEDICAL CORP
filed 1999-02-12
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                    Yes X    No
                                       ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: February 8, 1999            3,242,185 Shares of Common Stock, no par value

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I.  FINANCIAL INFORMATION

                                                                                             PAGE

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1998                                                        3


                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended December 31, 1997 and 1998                        4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1997 and 1998                                  5

                  Notes to Condensed Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           12

         Item 2.  Changes in Securities and Use of
                  Proceeds                                                                    12

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                                            12

         Item 6.  Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                                    13

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1998           1998
                                                                                   ------------    ------------
                                  ASSETS                                                            (UNAUDITED)

Current Assets:
     Cash and cash equivalents                                                     $  2,263,967    $  2,406,665
     Investments                                                                        330,016         259,000
     Note receivable                                                                         --          15,000
     Accounts receivable, net                                                           940,378         873,975
     Other receivables                                                                   75,000          75,000
     Inventory, net                                                                     462,042         688,079
     Other current assets                                                                79,088         264,954
                                                                                   ------------    ------------
                     Total current assets                                             4,150,491       4,582,673

Furniture and equipment, at cost, net                                                   134,734         130,522
Long-term note receivable                                                               112,500         137,500
License and distribution rights, net                                                    878,838         809,657
Patents, net                                                                            475,175         468,649
Goodwill, net                                                                           968,295         904,451
Other assets                                                                             14,095          14,930
                                                                                   ------------    ------------

                                                                                   $  6,734,128    $  7,048,382
                                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $    287,192    $    505,922
     Accrued and other liabilities                                                      398,284         356,019
                                                                                   ------------    ------------
                     Total current liabilities                                          685,476         861,941
                                                                                   ------------    ------------

Shareholders' Equity:
     Preferred stock, no par value; 2,000,000 shares authorized; 900 and 818 shares issued and outstanding at June 30, 1998
       and December 31, 1998, respectively                                              747,321         679,231
     Common stock, no par value; 35,000,000 shares authorized;
       3,021,027 issued at June 30, 1998 and 3,152,164 shares issued
       less 134,980 Treasury shares at December 31, 1998                             45,253,597      45,321,687
     Treasury stock                                                                          --        (118,108)
     Accumulated deficit                                                            (39,952,266)    (39,696,369)
                                                                                   ------------    ------------
                     Total shareholders' equity                                       6,048,652       6,186,441
                                                                                   ------------    ------------

                                                                                   $  6,734,128    $  7,048,382
                                                                                   ============    ============



Note: The consolidated balance sheet at June 30, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See notes to condensed consolidated financial statements

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          DECEMBER 31,                          DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                      1997              1998                1997              1998
                                                   -----------        -----------        -----------        -----------
Product revenues                                   $ 1,509,476        $ 1,774,675        $ 2,880,640        $ 3,460,097

Costs and expenses:
     Cost of goods sold                                671,561            792,148          1,277,576          1,509,004
     Research and development                          120,089            185,813            216,478            341,250
     Marketing, general and administrative             795,444            715,010          1,459,763          1,397,973
                                                   -----------        -----------        -----------        -----------

              Total costs and expenses               1,587,094          1,692,971          2,953,817          3,248,227
                                                   -----------        -----------        -----------        -----------

Income (loss) from operations                          (77,618)            81,704            (73,177)           211,870
                                                   -----------        -----------        -----------        -----------

Other income and expenses:
     Other income                                       75,000                 --             75,000                 --
     Interest income                                    23,164             33,090             49,767             70,018
     Interest expense                                      (46)            (1,426)              (149)            (1,451)
                                                   -----------        -----------        -----------        -----------

              Total other income and expense            98,118             31,664            124,618             68,567
                                                   -----------        -----------        -----------        -----------

Net income                                         $    20,500        $   113,368        $    51,441        $   280,437
                                                   ===========        ===========        ===========        ===========

Basic net income per share                         $     0.008        $     0.034        $     0.020        $     0.084
                                                   ===========        ===========        ===========        ===========

Diluted net income per share                       $     0.008        $     0.027        $     0.019        $     0.068
                                                   ===========        ===========        ===========        ===========

   Weighted average shares - basic                   2,629,375          3,017,184          2,629,375          3,028,668
                                                   ===========        ===========        ===========        ===========

   Weighted average shares - diluted                 2,682,847          4,181,743          2,656,111          4,103,394
                                                   ===========        ===========        ===========        ===========



            See notes to condensed consolidated financial statements

                       ESCALON MEDICAL CORP. AND SUBSIDARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                            ------------------------------
                                                                               1997               1998
                                                                            -----------        -----------
Cash Flows From Operating Activities:
     Net income                                                             $    51,441        $   280,437
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                         164,613            174,722
          Net loss on retirement of fixed assets                                  3,860                 --
          Write off of patents                                                       --             24,805
          Change in operating assets and liabilities:
             Accounts receivable                                               (126,597)            66,403
             Inventories                                                       (106,741)          (226,037)
             Other current assets                                                13,550           (185,866)
             Accounts payable, accrued and other liabilities                   (179,456)           189,965
                                                                            -----------        -----------
                Net cash provided from (used in) operating activities          (179,330)           324,429
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                              --           (259,000)
     Proceeds from maturities of short-term investments                         235,000            330,016
     Short term note receivable                                                      --            (15,000)
     Purchase of  furniture and equipment                                        (3,650)           (24,643)
     Proceeds from sale of  furniture and equipment                               1,000                 --
     Long term note receivable                                                  (25,000)           (25,000)
     Long term receivable                                                       (75,000)                --
     License and distribution rights cost                                       (99,109)            (2,924)
     Patent costs                                                               (30,295)           (28,197)
     Other assets                                                                (3,586)              (835)
                                                                            -----------        -----------
                Net cash used in investing activities                              (640)           (25,583)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock offering costs                                             (36,750)                --
     Principal payments under capital lease obligations                          (1,690)                --
     Purchase of treasury stock                                                      --           (118,108)
     Payment of preferred stock dividends                                            --            (38,040)
                                                                            -----------        -----------
                Net cash used in financing activities                           (38,440)          (156,148)
                                                                            -----------        -----------

                Net increase (decrease) in cash and cash equivalents           (218,410)           142,698
Cash and cash equivalents, beginning of period                                1,752,648          2,263,967
                                                                            -----------        -----------

Cash and cash equivalents, end of period                                    $ 1,534,238        $ 2,406,665
                                                                            ===========        ===========


            See notes to condensed consolidated financial statements

                      ESCALON MEDICAL CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiary Escalon Pharmaceutical Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998 included in the Company's annual report on Form 10-K.

2.  REVERSE STOCK SPLIT

         On November 20, 1997, the Company held its annual meeting of shareholders at which time the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock (the "Common Stock"). As a result of the Reverse Split, each shareholder now has one share of Common Stock for every four shares owned before the Reverse Split. The Reverse Split caused certain adjustments to be made to the Company's Class A, B and C Redeemable Common Stock Purchase Warrants. The number of warrants necessary for purchase of a Common Stock share has been increased by a factor of four.

         All references in the condensed financial statements with regard to shares, per share amounts and share prices have been adjusted for the Reverse Split.

3.  PER SHARE INFORMATION

         In December 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No.128"). Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. Outstanding warrants have not been included in computing basic and diluted net income per share for the three or six-month periods ended December 31, 1997 and 1998 because their exercise prices exceed market price and the effect of any conversion would be antidilutive. Employee stock options are included in these computations when the average market price exceeds their exercise price. This situation is reflected for the periods ending December 31, 1997.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                      -----------------------------        -----------------------------
                                                         1997              1998               1997              1998
                                                      -----------       -----------        -----------       -----------
Numerator:
   Numerator for basic earnings per share:
     Net income                                       $    20,500       $   113,368        $    51,441       $   280,437
     Preferred stock dividends                                 --           (12,270)                --           (24,540)
                                                      -----------       -----------        -----------       -----------
     Numerator for basic earnings per
      share-income available to Common
      shareholders                                         20,500           101,098             51,441           255,897
     Effect of dilutive securities:
      Preferred stock dividends                                --            12,270                 --            24,540
                                                      -----------       -----------        -----------       -----------
     Numerator for diluted earnings per
      share-income available to Common
      shareholders after assumed conversions          $    20,500       $   113,368        $    51,441       $   280,437


Denominator:
   Denominator for basic earnings per
     share - weighted average shares                    2,629,375         3,017,184          2,629,375         3,028,668
   Effect of dilutive securities:
     Convertible preferred stock                               --         1,164,559                 --         1,074,726
     Employee stock options                                53,472                --             26,736                --
                                                      -----------       -----------        -----------       -----------
   Denominator for diluted earnings per share -
     weighted average and
     assumed conversion                                 2,682,847         4,181,743          2,656,111         4,103,394
                                                      ===========       ===========        ===========       ===========

Basic earnings per share                              $     0.008       $     0.034        $     0.020       $     0.084
                                                      ===========       ===========        ===========       ===========


Diluted earnings per share                            $     0.008       $     0.027        $     0.019       $     0.068
                                                      ===========       ===========        ===========       ===========


4.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                            JUNE 30, 1998            DECEMBER 31, 1998

     Raw materials/work in process                           $   170,370               $   145,143
     Finished goods                                              472,672                   728,936
                                                              ----------               -----------
                                                                 643,042                   874,079
     Valuation allowance                                        (181,000)                 (186,000)
                                                              ----------               -----------
                                                              $  462,042               $   688,079
                                                              ==========               ===========

5.  SHAREHOLDERS' EQUITY

         The following table summarizes the changes in the Company's shareholders' equity accounts for the six-months ended December 31, 1998.

                                        Preferred Stock                      Common Stock               Treasury       Accumulated
                                ------------------------------      -----------------------------
                                   Shares            Amount            Shares           Amount           Stock           Deficit
                                ------------      ------------      ------------     ------------     ------------     ------------
Balance at June 30, 1998                 900      $    747,321         3,021,027     $ 45,253,597     $         --     $(39,952,266)

Preferred stock conversion               (82)          (68,090)          131,137           68,090               --               --

Purchase of treasury stock                --                --                --               --         (118,108)              --

Preferred stock dividends                 --                --                --               --               --          (24,540)

Net income                                --                --                --               --               --          280,437

                                ============      ============      ============     ============     ============     ============
Balance at December 31,1998              818      $    679,231         3,152,164     $ 45,321,687     $   (118,108)    $(39,696,369)
                                ============      ============      ============     ============     ============     ============


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

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement in principle to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. This settlement is subject to agreement upon final documentation and court approval. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. In view of the anticipated settlement, no discovery or motion practice is proceeding in the Kozloski case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to pursuit of future acquisitions and joint venture opportunities, expenses associated with defending itself in litigation matters and the effect of such matters on the Company's operations, liquidity and capital resources, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission (including Amendment No. 3 to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on April 30, 1998 (Registration No. 333-44513)), the following: (i) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); and (ii) The outcome of, and costs associated with, litigation matters.

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

RESULTS OF OPERATIONS

Three and Six-month Periods Ended December 31, 1997 and 1998

         Product revenues increased $265,199, or 18%, to $1,774,675 for the three-month period ended December 31, 1998 as compared to $1,509,476 for the quarter ended December 31, 1997. For the six-month period ended December 31, 1998, product revenues increased $579,457, or 20%, to $3,460,097 as compared to $2,880,640 for the same interim period in 1997. The revenue growth for the quarter reflects continued growth in unit sales of Adatosil(R)5000 Silicone Oil, Betadine(R)5% Sterile Ophthalmic Prep Solution, disposable products and accessories. These gains were partially offset by decreased unit sales of ISPAN(TM)Intraocular Gases, OEM products and the Company's capital equipment products. For the six-month period ended December 31, 1998, the Company experienced unit sales increases for all of its product lines when compared to 1997. Contract manufacturing revenues vary from period to period depending on when orders are received and the lead times to produce the product.

         Cost of goods sold totaled $792,148, or 45% of revenues, for the three-month period ended December 31, 1998 as compared to $671,561, or 44% of revenues, for the same period last year. For the six-month period ended December 31, 1998, cost of good sold totaled $1,509,004, or 44% of revenues, as compared to $1,277,576, or 44% of revenues for the same period last year. Escalon has experienced unfavorable cost increases for both the quarter and year-to-date due to a weakening U.S. dollar against the German mark. This increases the cost associated with the purchasing Adatosil(R)5000 Silicone Oil, the Company's primary product. The on-going emphasis on cost control in our manufacturing operations has allowed the Company to maintain these margins.

         Research and development expenses increased $65,724, or 55%, for the three-month period ended December 31, 1998 when compared to the same period in 1997. When compared to the six-month period ended December 31, 1998 expenses increased $124,772, or 58%, from 1997. On a quarterly basis this increase resulted from expenses relating to pre-clinical trails, prototype development and ISO/CE certification costs. The increase on a six-month basis when compared to 1997, resulted from the write-off of patent costs, increased staff salaries, consulting fees, prototype and ISO/CE expenditures, and pre-clinical trial expenditures. On December 28th, an Investigational New Drug (IND) application for Ocufit SR(R) (sustained release) drug delivery system was filed with the U.S. Food and Drug Administration (FDA). Initial human clinical trials are expected to begin in early 1999, upon FDA clearance.

         Marketing, general and administrative expenses decreased $80,434, or 10%, for the three-month period ended December 31, 1998 when compared to the same period in 1997; and decreased $61,790, or 4%, for the six-month periods ending December 31, 1998 and 1997. The quarterly savings resulted from consolidation of corporate functions (instituted in January 1998), reduced litigation expenses, changes to the commission structure and reduction of advertising expenses. In the second quarter of fiscal 1998, the Company experienced a $101,000 favorable accrual reversal as a result of licensing its laser technology to IntraLase Corp. When the six-month periods are compared, the aforementioned savings were mitigated by foreign currency losses and spending related to stock listing issues.

         In the second quarter of fiscal 1998, the Company reported $75,000 of one-time income related to licensing its laser technology. For both the quarter and six-months ended December 31, 1998, there was no comparable event.

         Interest income increased to $33,090 and $70,018 for the three and six-month periods ended December 31, 1998 from $23,164 and $49,767 for the same period in 1997. The increase is the result of increased cash and cash equivalents available for investment. The January 1998 convertible preferred stock offering and positive earnings provided these additional resources.

         There is no provision for income taxes for the three and six-month periods ended December 31, 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $2,406,665 as compared to $2,263,967 at June 30, 1998. The Company's short-term investments at December 31, 1998 and June 30, 1998 were $259,000 and $330,016, respectively. The net increase in cash and cash equivalents of $142,698 arises from increased profitability. While increasing inventory levels, acquiring treasury stock and making a deposit to be applied to the retirement of the preferred stock, the Company increased its cash position.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales and external financing, should be adequate to satisfy its capital requirements, based on current levels of operations, through December 31, 1999. In the longer term, however, the Company will continue to pursue corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its pharmaceutical products and drug delivery programs.

         In September, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases are at the discretion of management. No stock has been repurchased pursuant to this authority.

         On January 21, 1999, Escalon completed acquisition of the Vascular Access Business Unit of Radiance Medical Systems, Inc. (formerly CardioVascular Dynamics Inc.) The initial payment of $1.1 million was made using the Company's cash reserves. An additional $1.0 million is payable when operations relocate to Wisconsin, a move anticipated within the next six to nine months.

         Escalon obtained a $2.0 million credit facility with PNC Bank on January 25, 1999. This includes a $1.0 million working line of credit and a $1.0 million five-year term loan. Portions of these funds were used to repurchase the outstanding Series A 6% Convertible Preferred Stock. The remainder will be used to complete funding of the Vascular Access acquisition.

         In November, the Company acquired an option to repurchase all outstanding Series A 6% Convertible Preferred Stock. On February 1, 1999 the Company exercised that option and repurchased its Preferred Stock for $818,000, plus accrued dividends. As part of that agreement, the Company also issued 225,000 shares of its Common Stock.

         The Company anticipates additional expenditures may be incurred in connection with the legal proceedings as discussed in Part II. See "Part II.
Item 1. Legal Proceedings."

YEAR 2000 ISSUES

         As previously reported on in Form 10-K, that the Company is addressing the potential millennium problem. A Year 2000 software upgrade for the financial module is on-site and being evaluated. None of the manufacturing equipment or products use date sensitive software, thereby minimizing our risk. The Company also believes that the products and equipment acquired for the Vascular Access business similarly provide minimal exposure for the same reason. The cost of further remediation will not have a material adverse impact on the Company's financial position.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In November, the Company acquired an option to repurchase all outstanding Series A 6% Convertible Preferred Stock. On February 1, 1999 the Company exercised that option and repurchased its Preferred Stock for $818,000, plus accrued dividends. As part of that agreement, the Company also issued 225,000 shares of its Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 21, 1999, the Company held its Annual Meeting of Shareholders. The results of that meeting will be provided in Form 10-Q for the quarter ending March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                27   Financial Data Schedule

         (b) Reports on Form 8-K:

                A report on Form 8-K was filed on January 21, 1999 and is incorporated herein by reference. The content of that report is summarized below:

                The Company reported that on January 21, 1999, Escalon Vascular Access, Inc. (a wholly owned subsidiary) and Radiance Medical Systems, Inc. entered into an Asset Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired the assets of Radiance's Vascular Access Business for an aggregate purchase price of $2,104,442.19 in cash. The Company also agreed to pay royalties based on future sales of products of the Vascular Access Business for a period of five years following the closing of this sale. A $1,104.442.19 payment was made at closing and the remaining $1 million will be payable upon completion of transfer of Vascular Access Business to the Company's New Berlin, Wisconsin production facility. During the interim period, Radiance will continue manufacturing vascular access products on a subcontract basis.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESCALON MEDICAL CORP.
                                               (Registrant)



DATE: February 12, 1999       By:    /s/ Richard J. DePiano
                                     -----------------------------------------
                                     Richard J. DePiano
                                     Chairman and Chief Executive Officer



DATE: February 12, 1999       By:    /s/ Douglas R. McGonegal
                                     -----------------------------------------
                                     Douglas R. McGonegal
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial
                                     and Accounting Officer) and Secretary