Form 10-Q
period 1999-03-31
ESCALON MEDICAL CORP
filed 1999-05-17
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: May 5, 1999                3,242,184  Shares of Common Stock, no par value
      -----------                ---------

                              ESCALON MEDICAL CORP.

                                      INDEX

Part I. FINANCIAL INFORMATION                                                                              PAGE
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                  and March 31, 1999                                                                         3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended March 31, 1998 and 1999                                        4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 1998 and 1999                                                  5

                  Notes to Condensed Consolidated Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         12

         Item 2.  Changes in Securities and Use of Proceeds                                                 12

         Item 4.  Submission of Matters to a Vote of Security Holders                                       12

         Item 6.  Exhibits and Reports on Form 8-K                                                          13

SIGNATURES                                                                                                  15

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                    ESCALON MEDICAL CORP. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,               MARCH 31,
                                                                                        1998                   1999
                                                                                    ------------           ------------
                                ASSETS                                                                      (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                      $  2,263,967           $  2,623,232
     Investments                                                                         330,016              1,003,781
     Note receivable                                                                          --                 15,000
     Accounts receivable, net                                                            940,378              1,227,351
     Other receivables                                                                    75,000                 75,000
     Inventory, net                                                                      462,042              1,061,915
     Other current assets                                                                 79,088                141,932
                                                                                    ------------           ------------
                     Total current assets                                              4,150,491              6,148,211

Furniture and equipment, at cost, net                                                    134,734                446,740
Long-term note receivable                                                                112,500                150,000
License and distribution rights, net                                                     878,838                527,057
Patents, net                                                                             475,175                480,419
Acquisition costs, net                                                                        --                 41,243
Goodwill, net                                                                            968,295              1,479,871
Other assets                                                                              14,095                 14,930
                                                                                    ------------           ------------

                                                                                    $  6,734,128           $  9,288,471
                                                                                    ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                              $         --           $    200,000
     Accounts payable                                                                    287,192                445,506
     Accrued and other liabilities                                                       398,284              1,653,481
                                                                                    ------------           ------------
                     Total current liabilities                                           685,476              2,298,987
                                                                                    ------------           ------------

Long-term debt                                                                                --                783,333

Shareholders' Equity:
     Preferred stock, no par value; 2,000,000 shares authorized; 900 and 0 shares issued and outstanding at June 30, 1998
       and March 31, 1999, respectively                                                  747,321                     --
     Common stock, no par value; 35,000,000 shares authorized;
       3,021,027 issued at June 30, 1998 and 3,377,164 shares issued
       less 134,980 Treasury shares at March 31, 1999                                 45,253,597             46,024,812
     Treasury stock                                                                           --               (118,108)
     Accumulated deficit                                                             (39,952,266)           (39,700,553)
                                                                                    ------------           ------------
                     Total shareholders' equity                                        6,048,652              6,206,151
                                                                                    ------------           ------------

                                                                                    $  6,734,128           $  9,288,471
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

                      ESCALON MEDICAL CORP. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                   MARCH 31,                                  MARCH 31,
                                                      ---------------------------------           ---------------------------------
                                                          1998                  1999                  1998                  1999
                                                      -----------           -----------           -----------           -----------
Product revenues                                      $ 1,496,301           $ 2,066,009           $ 4,376,941           $ 5,526,106

Costs and expenses:
     Cost of goods sold                                   648,169               922,168             1,925,744             2,431,172
     Research and development                             127,719               242,251               344,197               583,502
     Marketing, general and administrative                727,094               951,845             2,186,855             2,349,818
                                                      -----------           -----------           -----------           -----------

              Total costs and expenses                  1,502,982             2,116,264             4,456,796             5,364,492
                                                      -----------           -----------           -----------           -----------

Income (loss) from operations                              (6,681)              (50,255)              (79,855)              161,614
                                                      -----------           -----------           -----------           -----------

Other income and expenses:
     Sale of Betadine product line                             --               879,159                    --               879,159
     Other income                                              --                    --                75,000                    --
     Interest income                                       34,383                31,246                84,150               101,264
     Interest expense                                          --               (18,350)                 (149)              (19,802)
                                                      -----------           -----------           -----------           -----------

              Total other income and expense               34,383               892,055               159,001               960,621
                                                      -----------           -----------           -----------           -----------

Net income                                            $    27,702           $   841,800           $    79,146           $ 1,122,235
                                                      ===========           ===========           ===========           ===========

Basic net income (loss) per share                     $    (0.090)          $    (0.001)          $    (0.070)          $     0.082
                                                      ===========           ===========           ===========           ===========

Diluted net income per share                          $    (0.090)          $    (0.001)          $    (0.070)          $     0.081
                                                      ===========           ===========           ===========           ===========

   Weighted average shares - basic                      2,629,375             3,162,184             2,629,375             3,072,524
                                                      ===========           ===========           ===========           ===========

   Weighted average shares - diluted                    2,629,375             3,162,184             2,629,375             3,116,671
                                                      ===========           ===========           ===========           ===========



           See notes to condensed consolidated financial statements.

                      ESCALON MEDICAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                  1998                   1999
                                                                               -----------           -----------
Cash Flows From Operating Activities:
     Net income                                                                $    79,146           $ 1,122,235
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                            246,952               283,433
          Net loss on retirement of fixed assets                                     9,601                    --
          Write off of patents                                                          --                24,805
          Gain on sale of Betadine product line                                         --              (879,159)
          Change in operating assets and liabilities:
             Accounts receivable                                                  (351,404)             (286,973)
             Inventories                                                            (1,269)           (1,059,625)
             Other current assets                                                   13,766               (62,844)
             Accounts payable, accrued and other liabilities                       (92,746)            1,427,011
                                                                               -----------           -----------
                Net cash provided from (used in) operating activities              (95,954)              568,883
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                           (470,130)           (2,262,780)
     Proceeds from maturities of short-term investments                            235,000             1,589,016
     Proceeds from sale of Betadine product line                                        --             2,059,835
     Purchase of vascular access business                                               --            (1,400,000)
     Short term note receivable                                                         --               (15,000)
     Purchase of  furniture and equipment                                          (50,132)              (48,312)
     Proceeds from sale of  furniture and equipment                                  1,000                    --
     Long term note receivable                                                     (37,500)              (37,500)
     Long term receivable                                                          (75,000)                   --
     License and distribution rights cost                                          (99,752)              (11,381)
     Acquisition costs                                                                  --               (42,941)
     Patent costs                                                                  (28,140)              (44,815)
     Other assets                                                                      233                  (835)
                                                                               -----------           -----------
                Net cash used in investing activities                             (524,421)             (214,713)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from term loan                                                            --             1,000,000
     Preferred stock offering costs                                              1,126,658                    --
     Retirement of preferred stock                                                      --              (818,000)
     Principal payments under capital lease obligations                             (2,910)                   --
     Principal payments on term loan                                                    --               (16,667)
     Purchase of treasury stock                                                         --              (118,108)
     Payment of preferred stock dividends                                          (20,250)              (42,130)
                                                                               -----------           -----------
                Net cash used in financing activities                            1,103,498                 5,095
                                                                               -----------           -----------
                Net increase in cash and cash equivalents                          483,123               359,265
Cash and cash equivalents, beginning of period                                   1,752,648             2,263,967
                                                                               -----------           -----------
Cash and cash equivalents, end of period                                       $ 2,235,771           $ 2,623,232
                                                                               ===========           ===========



           See notes to condensed consolidated financial statements.

                    ESCALON MEDICAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc. and Escalon Vascular Access, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

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

3.  PER SHARE INFORMATION

         Outstanding warrants were excluded from computation of basic and diluted net income per share for the three and nine-month periods ended March 31, 1998 and 1999 because their exercise prices exceed market price, rendering the effect of any conversion to be antidilutive. Employee stock options are included in these computations when the average market price exceeds their exercise price.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         MARCH 31,                        MARCH 31,
                                                                ---------------------------       ---------------------------
                                                                    1998           1999               1998           1999
                                                                -----------     -----------       -----------     -----------
Numerator:
   Numerator for basic and diluted earnings per share:
     Net income                                                 $    27,702     $   841,800       $    79,146     $ 1,122,235

     Preferred stock dividends and accretion                       (263,250)       (845,983)         (263,250)       (870,523)
                                                                -----------     -----------       -----------     -----------
     Numerator for basic and diluted earnings per
      share-income available
      to Common shareholders                                    $  (235,548)    $    (4,183)      $  (184,104)    $   251,712
                                                                ===========     ===========       ===========     ===========

Denominator:
   Denominator for basic earnings per
      share-weighted average shares                               2,629,375       3,162,184         2,629,375       3,072,524
   Effect of dilutive securities:
     Employee stock options                                              --              --                --          44,147
                                                                -----------     -----------       -----------     -----------
   Denominator for diluted earnings per
     Share-weighted average shares and
      assumed conversion                                          2,629,375       3,162,184         2,629,375       3,116,671
                                                                ===========     ===========       ===========     ===========

Basic earnings per share                                        $    (0.090)    $    (0.001)      $    (0.070)    $     0.082
                                                                ===========     ===========       ===========     ===========

Diluted earnings per share                                      $    (0.090)    $    (0.001)      $    (0.070)    $     0.081
                                                                ===========     ===========       ===========     ===========


4.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                               JUNE 30, 1998        MARCH 31, 1999
                                               -------------        --------------
         Raw materials/work in process          $   170,370           $   492,062
         Finished goods                             472,672               735,753
                                                -----------           -----------
                                                    643,042             1,227,815
         Valuation allowance                       (181,000)             (165,900)
                                                -----------           -----------
                                                $   462,042           $ 1,061,915
                                                ===========           ===========

5.  SHAREHOLDERS' EQUITY

         The following table summarizes the changes in the Company's shareholders' equity accounts for the nine-months ended March 31, 1999.

                                    Preferred Stock              Common Stock
                                ----------------------- --------------------------------   Treasury       Accumulated
                                 Shares     Amount         Shares           Amount           Stock          Deficit
                                -------- -------------- -------------- ----------------- -------------- ---------------
Balance at June 30, 1998           900    $   747,321      3,021,027     $ 45,253,597     $         --   $(39,952,266)
Preferred stock conversion         (82)       (68,090)       131,137           68,090               --             --
Preferred stock retirement        (818)      (679,231)            --               --               --       (138,767)
Issue common stock                  --             --        225,000          703,125               --       (703,125)
Purchase of treasury stock          --             --             --               --         (118,108)            --
Preferred stock dividends           --             --             --               --               --        (28,630)
Net income                          --             --             --               --               --      1,122,235
                                  ----    -----------      ---------     ------------     ------------   ------------
Balance at March 31, 1999           --    $        --      3,377,164     $46,024,812      $   (118,108)  $(39,700,553)
                                  ====    ===========      =========     ============     ============   ============

7.  CONTINGENCIES

Litigation

           As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer a party to). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering. On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses. On March 31, 1997, the court issued Pretrial Order No. 2, which set discovery cut off and ready trial dates, as well as providing for certain coordination of discovery in the Kozloski case, and certain related cases involving other issuers and D. Blech & Co. Discovery in the related actions is ongoing. The final pre-trial conference is presently scheduled for May 20, 1999. Class certification motions have been dismissed for failure to prosecute, with leave to renew. On May 12, 1999, the court granted the plaintiff's motion in the Blech action for class certification.
                          -----

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to pursuit of future acquisitions and joint venture opportunities, expenses associated with defending itself in litigation matters and the effect of such matters on the Company's operations, liquidity and capital resources, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- including, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission (including Amendment No. 3 to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on April 30, 1998 (Registration No. 333-44513)), the following: (i) future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); and (ii) the outcome of, and costs associated with, litigation matters.

OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing medical devices and pharmaceuticals. The Company is also developing its ophthalmic drug delivery system to complement its other businesses. To further diversify its product portfolio, in January the Company acquired the vascular access product line from Radiance Medical Systems, Inc. This is the first step in Escalon's new market strategy of acquiring niche medical products, outside the ophthalmic market.

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

RESULTS OF OPERATIONS

Three and Nine-Month Periods Ended March 31, 1998 and 1999

         Product revenues increased $569,708, or 38%, to $2,066,009 for the three-month period ended March 31, 1999 as compared to $1,496,301 for the quarter ended March 31, 1998. For the nine-month period ended March 31, 1999, product revenues increased $1,149,165, or 26%, to $5,526,106 as compared to $4,376,941 for the same interim period in 1998. Revenue growth for the quarter reflects a continued increase in unit sales of Adatosil(R)5000 Silicone Oil, ISPAN(TM) Intraocular Gases, disposable products and accessories, and its new vascular access product line (which was acquired in late January 1999). Betadine(R)5% Sterile Ophthalmic Prep Solution sales decreased 38% for the quarter reflecting the sale of this product line in early March 1999. The Company also experienced a quarterly decline in sales of its capital equipment and OEM products. For the nine-month period ended March 31, 1999, the Company experienced unit sales increases for all of its products, except OEM products, when compared to 1998. Contract manufacturing revenues continue to vary from period to period depending on when orders are received and the lead times to produce the product.

         Cost of goods sold totaled $922,168, or 45% of revenues, for the three-month period ended March 31, 1999 as compared to $648,168, or 43% of revenues, for the same period last year. For the nine-month period ended March 31, 1999, cost of good sold totaled $2,431,172, or 44% of revenues, as compared to $1,925,744, or 44% of revenues for the same period last year. Escalon experienced unfavorable cost increases for both the quarter and year-to-date due to a weakening U.S. dollar against the German mark. The increase in cost associated with purchasing Adatosil(R)5000 Silicone Oil and the corresponding rise in sales volume of that product increased the quarterly cost of sales $98,000 over the third quarter of 1998. Manufacturing costs associated with the new vascular access products line contributed $198,600 during the quarter with no corresponding expense in 1998. For the nine-month period ended March 31, 1999, silicone oil and vascular access product costs increased $284,100 and $198,600 over the respective period in 1998.

         Research and development expenses increased $114,532, or 90%, for the three-month period ended March 31, 1999 when compared to the same period in 1998. When compared to the nine-month period ended March 31, 1999 expenses increased $239,305, or 70% above 1998. On a quarterly basis this increase resulted from expenses relating to pre-clinical and clinical trails, prototype development, ISO/CE certification costs and increased staffing. The increase on a nine-month basis when compared to 1998 resulted from the write-off of patent costs, increased staff salaries, consulting fees, prototype, ISO/CE and pre-clinical trial expenditures. On December 28, 1997, an Investigational New Drug (IND) application for Ocufit SR(R) (sustained release) drug delivery system was filed with the U. S. Food and Drug Administration (FDA). Initial human clinical trials began in the third quarter of fiscal 1999.

         Marketing, general and administrative expenses increased $224,751, or 31%, for the three-month period ended March 31, 1999 when compared to the same period in 1998; and increased $162,963, or 7%, for the nine-month periods ending March 31, 1999 and 1998. The addition of the vascular access division increased quarterly sales and administrative expenses by $224,500. When comparing the nine-month periods, cumulative savings reduced the additional cost incurred by the vascular access division over last year. These savings primarily originated from reduction of legal expenses over last year, and were further reduced by elimination of the gain generated in fiscal 1998 from the discontinuation of laser operations.

         Escalon realized an $879,159 gain in the current quarter, resulting from of the sale our Betadine product line to Alcon Labs, Inc. When reviewing comparable nine-month periods, the Betadine gain compares with the $75,000 reported in 1998 related to one-time income from licensing its laser technology.

         Interest income decreased $3,137 to $31,246 for the quarter ended March 31, 1999. The decrease was caused by interest rate declines and slightly less cash available for investment for the entire quarter. On a nine-month to-date basis, interest income rose $17,114 to $101,264. This increase resulted from having greater cash deposits over the course of the year than were available in fiscal 1998. Interest expense rose $18,350 during the quarter, and $19,653 for the nine-month period ended March 31, 1999. On February 1, 1999, the Company made the first draw on its new credit facility with PNC Bank, N.A. This new borrowing capability allows Escalon the opportunity to begin acquisition of new products and technologies.

         There is no provision for income taxes for the three- and nine-month periods ended March 31, 1999 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $2,623,232 as compared to $2,263,967 at June 30, 1998. The Company's short-term investments at March 31, 1999 and June 30, 1998 were $1,003,781 and $330,016, respectively. The net increase in cash and cash equivalents of $359,265 arises from increased profitability, which included sale of the Betadine product line. While increasing inventory and receivable levels, acquiring treasury stock, retiring preferred stock and purchasing a new business unit, the Company increased its cash position.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales and external financing, should be adequate to satisfy its capital requirements, based on current levels of operations, through March 31, 2000. In the longer term, however, the Company will continue to pursue corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its pharmaceutical products and drug delivery programs.

         In September 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases are at the discretion of management. No stock has been repurchased pursuant to this authority.

         On January 21, 1999, Escalon completed acquisition of the Vascular Access Business Unit of Radiance Medical Systems, Inc. (formerly CardioVascular Dynamics Inc.) The initial payment of $1.1 million was made using the Company's cash reserves. An additional $1.0 million is payable when operations relocate to Wisconsin, a move anticipated within the next six months.

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

YEAR 2000 ISSUES

         As previously reported on in Form 10-Q, the Company is addressing the potential millennium problem. A Year 2000 software upgrade for the Company's financial module is on-site and being evaluated. None of the Company's manufacturing equipment or products use date-sensitive software, thereby minimizing our risk. The Company also believes that the products and equipment acquired for the Vascular Access business similarly provide minimal exposure for the same reason. The cost of further remediation will not have a material adverse impact on the Company's financial position.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 1, 1999, the Company exercised the option it had obtained from the holder of its Series A 6% Convertible Preferred Stock to simultaneously cause such holder to convert a portion of the Series A Preferred Stock into 225,000 shares of Common Stock and redeem the remaining outstanding shares of Series A Preferred Stock for $818,000 plus accrued and unpaid dividends. The 225,000 shares of Common Stock were issued upon conversion of the Series A Preferred Stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933. The Company received no cash proceeds from the issuance of such Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on January 21, 1999. The following matters were acted upon:

1. The following persons were elected as directors of the Company for the next year until their successors are elected and qualified.

         Nominees for Director         For                Against               Withheld
         ---------------------         ---                -------               --------
         Richard J. DePiano          2,339,112             58,671                  0
         Dr. Jay Federman            2,339,112             58,671                  0
         Dr. Jack Dodick             2,339,112             58,671                  0
         Fred G. Choate              2,339,112             58,671                  0

         There were no broker held non-voted shares represented at the meeting with respect to this matter.

2. The shareholders approved an amendment to the Company's 1993 Stock Option Plan. This increased the number of common shares authorized for issuance under the plan by 200,000 shares, to a total of 375,000 shares of stock.

                  For                       Against                             Abstain
                  ---                       -------                             -------
                1,117,506                    95,475                              25,359

         There were 1,159,443 broker held non-voted shares represented at the meeting with respect to this matter.

3. The shareholders approval the sale and issuance of the Series A preferred stock and issuance of common stock upon conversion of Series A preferred stock pursuant to NASDAQ Stock Market Rule 4460(i).

                  For                       Against                             Abstain
                  ---                       -------                             -------
                1,108,192                   126,601                              3,547

         There were 1,159,443 broker held non-voted shares represented at the meeting with respect to this matter.

4. The shareholders ratified the appointment of Parente Randolph Orlando Carey & Associates, LLP as the Company's independent auditors for fiscal year 1999.

                  For                       Against                             Abstain
                  ---                       -------                             -------
                2,330,806                   56,344                               10,633

         There were no broker held non-voted shares represented at the meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                27   Financial Data Schedule

         (b)    Reports on Form 8-K:

                A report on Form 8-K was filed on January 21, 1999 (amended on April 7, 1999) and is incorporated herein by reference. The content of that report is summarized below:

                The Company reported that on January 21, 1999, Escalon Vascular Access, Inc. (a wholly owned subsidiary) and Radiance Medical Systems, Inc. entered into an Asset Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired the assets of Radiance's Vascular Access Business for an aggregate purchase price of $2,104,442 in cash. The Company also agreed to pay royalties based on future sales of products of the Vascular Access Business for a period of five years following the closing of this sale. A $1,104.442 payment was made at closing and the remaining $1 million will be payable upon completion of transfer of Vascular Access Business to the Company's New Berlin, Wisconsin production facility. During the interim period, Radiance will continue manufacturing vascular access products on a subcontract basis.

                A report on Form 8-K was filed on March 5, 1999 and is incorporated herein by reference. The content of that report is summarized below:

                Escalon reported the consummation of transactions under Bill of Sale and Acceptance Agreements between the Registrant, Alcon Laboratories, Inc. and Alcon Universal, Ltd. The Company sold its inventory and exclusive distribution rights for Betadine(R) 5% Sterile Ophthalmic Prep Solution to Alcon. Escalon received $2,059,835 in cash for these sales, $959,835 for inventory and $1,100,000 for distribution rights.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ESCALON MEDICAL CORP.
                                                   (Registrant)



DATE:  May 14, 1999              By: /s/ Richard J. DePiano
                                     -------------------------------------------
                                     Richard J. DePiano
                                     Chairman and Chief Executive Officer



DATE:  May 14, 1999              By: /s/ Douglas R. McGonegal
                                     -------------------------------------------
                                     Douglas R. McGonegal
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer) and Secretary