Form 10-K
period 1999-06-30
ESCALON MEDICAL CORP
filed 1999-09-22
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1999

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-20127

                              ESCALON MEDICAL CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

          California                                        33-0272839
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

351 East Conestoga Road                                        19087
Wayne, PA
(Address of principal executive offices)                    (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

On September 10, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,649,933.

The number of shares of the registrant's Common Stock outstanding as of September 10, 1999 was 3,242,184.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                              ESCALON MEDICAL CORP.

                             FORM 10-K ANNUAL REPORT
                       For Fiscal Year Ended June 30, 1999

                                TABLE OF CONTENTS

PART I

                                                                                                                               Page
                                                                                                                               ----
Item 1.  Business .........................................................................................................       1

Item 2.  Properties .......................................................................................................       6

Item 3.  Legal proceedings ................................................................................................       6

Item 4.  Submission of Matters to a Vote of Security Holders ..............................................................       6


PART II

Item 5.  Market for registrant's common equity and related stockholder matters ............................................       6

Item 6.  Selected financial data ..........................................................................................       8

Item 7.  Management's discussion and analysis of financial condition and results of operations ............................       9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......................................................      12

Item 8.  Financial statements and supplementary data ......................................................................      12

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure .............................      12


PART III

Item 10. Directors and executive officers of the registrant ...............................................................      13

Item 11. Executive compensation ...........................................................................................      13

Item 12. Security ownership of certain beneficial owners and management ...................................................      13

Item 13. Certain relationships and related transactions ...................................................................      13


PART IV

Item 14. Exhibits, financial statement schedules, and reports on form 8-K .................................................      13

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation, the following: (i) The competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) Economic and regulatory conditions which could adversely affect sales of the Company's products, including the uncertainty of FDA approval for any new applications;
(iii) The ability of the Company to successfully develop and market new products; (iv) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) Uncertain protection of important proprietary technology; (vi) The outcome of litigation matters; (vii) Limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) Dependence on key personnel; and (ix) The ability of the Company to maintain its listing on NASDAQ.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc. and Escalon Vascular Access, Inc. (jointly referred to as "Escalon" or the "Company"), operates in the healthcare market specializing in the development, marketing and distribution of ophthalmic medical devices, pharmaceutical and vascular access products. The Company is also developing its ophthalmic drug delivery system to complement its other businesses.

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources into research and development of ultrafast laser systems designed for treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("IntraLase"), in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing laser technology through to commercialization.

         To further diversify its product portfolio, in January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. These products use doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the pediatric and critical care market. This was the first step in a plan of diversification to acquire profitable niche medical products.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

         Escalon now maintains its executive offices in Wayne, Pennsylvania. Day-to-day finance functions operate out of its production facility in New Berlin, Wisconsin. To accommodate the needs of vascular access production, the Company will soon be adding 3,500 square feet to that facility.

SURGICAL PRODUCTS BUSINESS

         The Company develops, manufactures and distributes over 40 ophthalmic surgical products, which are utilized primarily by the vitreoretinal ophthalmic surgeon. In addition, the Company manufactures, on a contract basis, certain of its products for other third-party companies. The following is a summary of the Company's key surgical product lines:

AdatoSil(R)5000 Silicone Oil ("AdatoSil 5000")

         During fiscal year 1999, the Company distributed AdatoSil 5000 under a license and distribution agreement with Adatomed/Chiron Vision, an affiliate of Bausch & Lomb Surgical, Inc. This is a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The use of highly purified silicone oil, like AdatoSil 5000, as a tamponade has become a standard of care in AIDS patients suffering from retinal detachment secondary to CMV retinitis infection. During fiscal 1999, sales of AdatoSil(R) 5000 accounted for approximately 56% of the Company's sales revenues. On August 13, 1999, Escalon sold the license and distribution rights for this product to Bausch & Lomb Surgical, Inc. for $2.1 million and additional cash consideration payable over the next six years. See Form 8-K, as filed on August 26, 1999, for additional details.

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

Viscous Fluid Transfer Systems

         To complement the use of AdatoSil 5000, Escalon markets several viscous fluid transfer systems and related disposable syringe products, which aid the surgeon in the process of injecting and extracting the oil. Adjustable pressures and vacuums provided by the equipment allow the surgeon to manipulate the flow of oil during surgery.

Fiber Optic Light Source Products

         Light source and fiber optic products are widely used by the vitreoretinal surgeon during surgery. The Company offers the surgeon a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

PHARMACEUTICAL PRODUCTS BUSINESS

Betadine(R) 5% Sterile Ophthalmic Prep Solution ("Betadine 5%")

         Until March 1999, Escalon distributed one pharmaceutical product, Betadine 5%, a prescription pre-operative povidone-iodine preparation used to sterilize the cornea, conjunctiva, and periocular (surfaces around the eye) regions of the eye prior to ophthalmic surgery. This product was distributed under a license and distribution agreement with The Purdue Frederick Company. In March, Escalon sold these license and distribution rights to Alcon Universal, Ltd. for $1.1 million. Alcon Labs, Inc. purchased the Company's remaining inventory of this product for $959,835. Sales for this product (excluding the inventory purchased by Alcon Labs, Inc.) accounted for approximately 9.5% of Company sales revenues in fiscal 1999.

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

         The first Ocufit SR product, which is being developed jointly by Escalon and The West Company, which has expertise in injection molded elastomers and drug delivery systems development, is Ocufit diclofenac. Diclofenac, a non-steroidal anti-inflammatory drug ("NSAID"), is prescribed post-operatively to reduce inflammation of the ocular tissue. Current U.S. sales of diclofenac in a topical drop form approximate $30 million per year. It is anticipated that this market will grow as NSAID compounds are becoming more widely prescribed.

         Escalon filed an Investigational New Drug (IND) application with the Food and Drug Administration (FDA) in December 1998. Phase I clinical trials of the drug delivery system began at Duke University in March 1999. These trials will continue through the end of 1999.

         The Company's overall strategy is to seek strategic partnership arrangements for the further development and commercialization of Ocufit diclofenac and other Ocufit applications.

Povidone-Iodine 2.5% Solution -- Ophthalmia Neonatorum

         In an effort to prevent ophthalmia neonatorum, newborns in the United States are treated with erythromycin. However, bacterial resistance to erythromycin can occur. Povidone-iodine, a broad-spectrum antimicrobial, active against bacteria, viruses and fungi, has often been suggested as a viable alternative for the prevention of this disease. Recently, a clinical study completed outside the United States by Drs. Isenberg, Apt and Wood of UCLA has provided support for this hypothesis. A patent claiming this use was issued to UCLA. Escalon has acquired an exclusive license from UCLA to develop and market the 2.5% solution. The Company's intent is to seek joint venture or strategic partnership arrangements to fund the development and potential commercialization of this product.

         An IND application for this product will be filed with the FDA by December 1999. Once approved, the drug will proceed directly to Phase Three trials. These are expected to last approximately one year. The Company expects the testing and approval process to take about 2-1/2 years.

VASCULAR ACCESS PRODUCTS BUSINESS

         In January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. This added the PD Access(TM) and Smartneedle(TM) lines of monitors, needles and catheter products. These patented devices utilize a miniature doppler ultrasound probe that is inserted in the lumen of a vascular access needle. When the device is placed subcutaneously in a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful access.

ULTRAFAST LASER PRODUCTS BUSINESS

         From it inception through 1996, the Company devoted substantially all of its resources toward the development of proprietary ultrafast laser systems for the treatment of a broad range of eye disorders. Escalon's solid-state picosecond (one trillionth of a second) Nd: YLF (Neodymium:
Yitrium-Lithium-Fluoride) laser system was designed to be more precise than those utilizing currently available technology.

         With the acquisition of EOI, the Company chose to concentrate its focus on surgical and pharmaceutical products, and ceased manufacturing its laser systems. In order to continue development and commercialization of its technology, the Company licensed its intellectual laser properties to IntraLase in exchange for an initial 25% equity interest. This equity position has been diluted to 11% during fiscal 1999. As IntraLase obtains additional equity investors the percentage is expected to continue declining. The Company is also entitled to a 2.5% royalty on future products sales, which are based on the Company's patented technology, a 1.5% royalty on product sales not dependent on the Company's technology and an annual license fee.

RESEARCH AND DEVELOPMENT

         The Company conducts medical device product development at its New Berlin, Wisconsin facility. The Ocufit SR research and development is being conducted at The West Company laboratories pursuant to a collaborative arrangement. Given the change in market focus, research and development activities at the Company's former laser laboratory in Irvine, California were discontinued in fiscal 1997. Research and development expenditures for fiscal years 1999, 1998 and 1997 amounted to $.7 million, $.5 million and $1.6 million, respectively.

MANUFACTURING AND DISTRIBUTION

         Escalon leases 10,000 square feet of space in New Berlin, Wisconsin for its surgical products operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's ophthalmic surgical products are distributed from its Wisconsin facility. Radiance Medical Systems, Inc., in Irvine, California currently manufactures, warehouses and ships the vascular access products on a subcontract basis. This will continue through the first quarter of fiscal 2000, until the New Berlin facility is ready to commence production. For each new product Escalon develops, the manufacture, testing and marketing of such product entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

         The Company has aggressively pursued ISO9001 and CE certification to demonstrate the high quality of its products and expand its marketing horizons. In fiscal 1999, CE certification for its disposable delivery systems was received. Escalon has also received ISO9001 certification for the design, manufacture and distribution of its viscous fluid system.

MARKETING AND SALES

         Escalon's independent sales force carries out direct promotion and sales of its products. Currently, Escalon sells most of its ophthalmic device and instrument products directly to the end user. Vascular access products are marketed domestically through a series of ten specialty distributors.

         The Company's nine independent sales representatives are based in Pennsylvania, New York, Wisconsin, Massachusetts, Missouri, Michigan, Minnesota, Florida and California. These independent representatives market to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery.

SERVICE AND SUPPORT

         Escalon maintains a full service program for all products sold. Warranties exist on all products against defects and performance. Product repairs are made at the Wisconsin facility and customer service personnel handle returns.

THIRD PARTY REIMBURSEMENT

          It is expected that physicians and hospitals will purchase the Company's ophthalmic products. They in turn will bill various third-party payors for health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. In addition, third-party payors may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS AND ROYALTIES

         The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. Eleven United States issued patents, and one issued Taiwanese patent, cover the Company's surgical products and pharmaceutical technology. In addition, one United States patent is currently pending. With respect to the Company's ultrafast laser systems (licensed to IntraLase), fourteen patents have been issued or allowed and two additional patent applications have been filed in the United States. Vascular access products are covered by five issued United States patents, there are also four Japanese and European patents and two Canadian patents that are issued and based on the United States patents. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.

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

         The ophthalmic market is highly fragmented with several large companies dominating the industry. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established niche market players. The ophthalmic market in general is intensely competitive with each company eager to expand its market share. As a result of this competition, the Company believes that many of the industry's smaller companies will either consolidate or fail. Escalon's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. Escalon believes, therefore, that its success will depend in large part upon protecting its intellectual property through patents and other government registrations. At the same time, Escalon recognizes that there are other young and innovative companies, which may develop competitive technologies.

         Although the Company has numerous competitors in the vitreoretinal market, Escalon believes that it will be in a niche market with regard to its proposed Ocufit SR business. Specifically, the Company is unaware of any competitors which have sustained drug release technology similar to Ocufit SR. There is, however, at least one company that Escalon is aware of that has developed technology based on "once-a-day" drug release. The Company can make no assurance that additional competition will not develop in the vitreoretinal market.

         There are a variety of other devices that directly compete with the products acquired from Radiance.

HUMAN RESOURCES

         As of June 30, 1999, Escalon employed 25 full-time employees and two part-time employees. Ten of Escalon's full-time employees are in general administrative and marketing positions, five are employed in vascular access sales, five are in surgical products manufacturing, four are in surgical products engineering and one is in quality assurance. In addition, the Company utilizes one consultant to handle the Company's regulatory and clinical affairs. Escalon also has nine independent sales representatives who market primarily Escalon products. Escalon's employees are not covered by a collective bargaining agreement and Escalon considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Company leases an aggregate of approximately 13,500 square feet of space for its (a) executive offices in Wayne, Pennsylvania, (b) manufacturing/warehouse facility in New Berlin, Wisconsin, (c) consultant's office/storage facility in Turnersville, New Jersey and (d) laser research and development facility in Irvine, California. The Wisconsin facility lease covering approximately 10,000 square feet of space expires in April 2007. The Company's 3,000 square feet of space in California is subleased to IntraLase, with that lease expiring in September 1999. Both the executive office and consultant's office space leases expire in December 1999; these amount to 500 square feet of space. The property leased in Wayne, Pennsylvania is subleased from a company that is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. Ocufit drug delivery research and development is conducted principally at The West Company in Lionville, Pennsylvania. Annual rent under all of the Company's lease arrangements approximates $84,200.

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

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and their insurance carrier have deposited such funds in an escrow account.

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

         Period                                      High          Low
         ------                                      ----          ---
         Fiscal 1998:

            First Quarter                           $2.50         $1.38
            Second Quarter                          10.44          1.38
            Third Quarter                           10.25          1.56
            Fourth Quarter                           2.38          0.77

         Fiscal 1999:

            First Quarter                           $1.00         $0.56
            Second Quarter                           2.19          0.56
            Third Quarter                            3.38          2.31
            Fourth Quarter                           2.81          1.88



         As of September 10, 1999, there were 180 holders of record of the Company's Common Stock. On September 10, 1999, the closing sale price of the Common Stock as reported by the NASDAQ Stock Market was $2.313.

         The Common stock is currently listed on the NASDAQ National Market. In order to continue to be listed on the NASDAQ National Market, however, the Company must maintain $4,000,000 in net tangible assets, a $5,000,000 market value of the public float, two market makers and a minimum bid price of $1.00 per share. If the Company's securities were delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities.

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

                                                                              FOR THE YEARS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                          1995             1996             1997            1998            1999
                                                          ----             ----             ----            ----            ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales .....................................        $    170         $  2,341         $  5,431         $  5,942         $  7,559
Costs and expenses:
  Cost of sales ...............................              99            1,229            2,650            2,589            3,282
  Research and development ....................           2,776            1,723            1,571              495              738
  Marketing, general and administrative .......           1,905            2,723            3,716            2,805            3,332
  Write down of goodwill and license
      and distribution rights .................              --               --            3,319               --               --
  Acquired research and development ...........              --            1,000               --               --               --
                                                       --------         --------         --------         --------         --------

    Total costs and expenses ..................           4,780            6,675           11,256            5,889            7,352
                                                       --------         --------         --------         --------         --------

Income (loss) from operations .................          (4,610)          (4,334)          (5,825)              53              207
Sale of Betadine product line .................              --               --               --               --              879
Interest income ...............................             342              257              141              119              145
Interest expense ..............................              --               (5)              (1)              (1)             (37)
                                                       --------         --------         --------         --------         --------
Net income (loss) .............................        $ (4,268)        $ (4,082)        $ (5,685)        $    171         $  1,194
                                                       ========         ========         ========         ========         ========

Basic net income (loss) per share .............        $  (2.97)        $  (2.16)        $  (2.16)        $  (0.04)        $   0.10
                                                       ========         ========         ========         ========         ========
Diluted net income (loss) per share ...........        $  (2.97)        $  (2.16)        $  (2.16)        $  (0.04)        $   0.10
                                                       ========         ========         ========         ========         ========
Weighted average shares - basic
   Used in per share computation ..............           1,436            1,893            2,630            2,673            3,115
                                                       ========         ========         ========         ========         ========
Weighted average shares - diluted
   Used in per share computation ..............           1,436            1,893            2,630            2,673            3,151
                                                       ========         ========         ========         ========         ========



                                                                           FOR THE YEARS ENDED JUNE 30,
                                               ------------------------------------------------------------------------------------
                                                  1995              1996               1997               1998               1999
                                                  ----              ----               ----               ----               ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash and cash equivalents ...........          $  3,518           $  2,585           $  1,753           $  2,264           $  3,854
Working capital .....................             6,764              3,754              2,170              3,465              3,801
Total assets ........................             7,847             11,600              5,834              6,734             10,403
Accumulated deficit .................           (30,079)           (34,162)           (39,847)           (39,952)           (39,629)
Total shareholders' equity ..........             7,470             10,483              4,798              6,049              6,278

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and the notes thereto which are set forth elsewhere herein.

OVERVIEW

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices, pharmaceuticals and niche medical products. The Company is continuing development of its ophthalmic drug delivery system to complement its other businesses. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

         Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. This was significant as the Company's first step in diversification. The vascular access product line is the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to the pediatric and critical care providers through a series of independent distributors.

         Escalon's market strategy is to locate and acquire profitable niche medical products that it owns and controls the rights to. To finance this program, the Company in March sold its license and distribution rights to Betadine(R)5% Sterile Ophthalmic Prep Solution to Alcon. Subsequent to year-end, it also sold the license and distribution rights to Adatosil(R)5000 Silicone Oil.

         To further develop and commercialize its proprietary laser technology, in October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase, in return for an equity interest in IntraLase and future royalties on product sales. IntraLase has the responsibility of funding and developing the laser technology through to commercialization.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

RESULTS OF OPERATIONS

Years Ended June 30, 1998 and 1999

         Product revenues increased to $7,559,010 in fiscal year 1999 from $5,942,004 in fiscal year 1998. This increase of $1,617,006, or 27%, is due to the increase in unit sales of Adatosil(R)5000 Silicone Oil, vascular access products, contract manufactured equipment and ISPAN(TM)Intraocular Gases. These increases were negatively impacted by a decrease in unit sales of the Company's equipment, related disposable product lines and Betadine(R)5% Sterile Ophthalmic Prep Solution (this product line was sold in March 1999). Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

         Cost of goods sold totaled $3,282,177, or 43% of revenues, for fiscal year 1999 as compared to $2,588,500, or 44% of revenues, for the year ended June 30, 1998. The slight decrease in cost of goods sold as a percentage of revenues is due primarily to a change in the product sales mix during the respective periods, with the addition of vascular access products and the disposal of the Betadine product line.

         Research and development expenses increased from $494,895 in fiscal year 1998 to $738,124 in fiscal year 1999, an increase of $243,229 or 49%. This represents increased spending for Ocufit SR(R), which entered the clinical trial stage; and preliminary spending for Providone-Iodine 2.5% Solution, which will enter that stage of development by the second quarter of fiscal 2000, these categories contributed $120,000 over fiscal 1998 spending. The addition of vascular access manufacturing to the Wisconsin facility caused the Company to incur $45,000 in additional costs, in preparation for the relocation. The abandonment of two medical patents and additional ISO 9000 expenses contributed $25,000 and $35,000, respectively. Staffing levels for Wisconsin also increased to help prepare for future growth and maintain the required documentation for the ISO/CE program.

         Marketing and general and administrative expenses increased $526,108, or 19%, to $3,331,562 for the year ended June 30, 1999 as compared to $2,805,454 in fiscal year 1998. Administrative, sales and marketing costs for five and a half months to promote vascular access products accounted for $537,000. IntraLase's fiscal 1998 contribution to intellectual property costs incurred by Escalon also reduced 1998 expenses by $75,000. Marketing and administrative expenses related to the ophthalmic business declined $86,000 from those reported in fiscal 1998.

         In March 1999, the Company reported the sale of its inventory, license and distribution rights for Betadine(R)5% Sterile Ophthalmic Prep Solution. This sale resulted in a $879,159 gain, after adjusting for the cost of inventory sold, and the write-off of the remaining goodwill and license and distribution rights associated with that product line.

         Interest income increased to $144,877 in fiscal year 1999 from $118,471 in fiscal year 1998. This increase is due to greater levels of cash and cash equivalents available for investment; the result of the product line sale, aggressive collection efforts and corporate borrowing.

         Interest expense increased $37,243 to $37,397 in fiscal 1999. In February 1999, the Company obtained a $2 million credit facility from PNC Bank, N.A. This marks the first time the Company gained access to traditional mainstream financing sources. As a result of this financing, Escalon obtained a $1 million five-year term loan and access to a $1 million line of credit. In prior years, interest expense was virtually non-existent since the Company had no borrowing capability.

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

         During fiscal year 1998, the Company accrued $100,000 representing its anticipated contribution to settle the claims related to outstanding litigation (George Kozlowski v. Intelligent Surgical Lasers, Inc., et al.). See Note 16 of the Notes to Consolidated Financial Statements for further details surrounding this litigation.

         Pursuant to the licensing agreement with IntraLase, the Company is to be reimbursed $75,000 for previously expensed patent costs. In October 1997, the Company recorded this receivable and credited marketing, general and administrative expense for this future reimbursement.

         Interest income decreased to $118,471 in fiscal year 1998 from $140,705 in fiscal year 1997. The decrease is due to a reduction in the levels of cash and cash equivalents available for investment prior to the completion of the preferred stock offering in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999 the Company had cash and cash equivalents of $3,854,240 as compared to $2,263,967 at June 30, 1998. In addition, Escalon now maintains a $1,000,000 certificate of deposit with PNC Bank, N.A. This investment is considered current and restricted, since it is pledged as collateral against the term loan. The Company's short-term investments at June 30, 1999 and 1998 were $ 0 and $330,016, respectively. The net increase in cash and cash equivalents relates primarily to the Betadine product line sale and borrowing against the line of credit.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through the end of fiscal 2000. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities necessary to satisfy the significant expenditures anticipated in connection with the development of its surgical products and ophthalmic drug delivery operations.

         In January 1999, the Company entered into a financing agreement with PNC Bank, N.A. This agreement provided Escalon a $1,000,000 line of credit (outstanding at year-end and subsequently repaid) and a $1,000,000 five-year term loan. The line of credit expires on December 31, 1999 and has its interest rate set at prime plus one quarter of one percentage point (8% at June 30, 1999). The term loan has scheduled monthly repayments of $16,667 for principal plus interest through February 2004. The interest rate on this debt is 2.0 percentage points above the rate payable on the restricted certificate of deposit that collateralizes the note (6.6% at June 30, 1999). All of the Company's assets and cash collateral of $1,000,000 collateralize these agreements.

         Pursuant to various collaborative research and development, technology license and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $100,000 to be paid during fiscal year 2000; $150,000 in fiscal year 2001; and $200,000 in fiscal years 2002, 2003 and 2004.

         As part of the asset purchase from Radiance, the Company is obligated to pay $1,000,000 once the vascular access technology transfer to Wisconsin is complete. The anticipated completion date will occur by the end of the first quarter of fiscal 2000. The Company is also obligated to make minimum royalty payments in the amount of $300,000 to Radiance for five years.

         The Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any expected to be made, under this authority.

         Subsequent to year-end, Escalon sold its licensing and distribution rights to AdatoSil(R)5000 Silicone Oil for $2.1 million, payable in quarterly installments. The first payment was received August 16, 1999. The Company will receive additional cash consideration based on future silicon oil sales over the next six years.

         The Company anticipates additional expenditures may be incurred in connection with the legal proceedings as discussed in "Item 3. Legal Proceedings."

         As of June 30, 1999, the Company had federal income tax and state income tax net operating loss carryforwards of approximately $40.3 million and $16.3 million, respectively. Under the provision of Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards is subject to an annual limitation as a change in ownership of more than 50% occurred within a three-year specified testing period. Federal and state net operating loss carryforwards will begin to expire in 2001. The Company also had federal and state research credit carryforwards of $562,000 and $118,000, respectively, as of June 30, 1999.

YEAR 2000 ISSUES

         None of the Company's products use date-sensitive software, therefore no customer service or support concerns need to be addressed.

         The Company does not utilize any custom developed programs, but rather commercially available off-the-shelf software packages with support contracts that specifically address this issue. A year 2000 software upgrade for all financial packages is currently in place.

         Based on communications with our key suppliers, including utility and telecommunication providers, the year 2000 issue is being adequately addressed.

         Management judges the likelihood of temporary disruption of our manufacturing, customer service, sales and marketing, research and development or administrative functions to be minimal in regard to year 2000 compliance of our key suppliers and customers.

         To date, the cost of year 2000 compliance has been insignificant. Any further activities are not expected to result in significant incremental operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 26, 1998, the Company and Ernst & Young LLP, the Company's independent auditors, mutually agreed to terminate their relationship. In connection with its audit for the period ended June 30, 1997 and the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP's report on the Company's financial statements for the period ended June 30, 1997 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item will be contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which is hereby incorporated herein by reference.

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

Reports on Form 8-K

         A report on Form 8-K was filed on August 26, 1999, announcing the sale of the Company's inventory and license and distribution rights to Bausch & Lomb Surgical, Inc. and is incorporated herein by reference. The content of that report is summarized below:

         Effective August 13, 1999, Escalon Medical Corp. (the "Registrant") entered into a Termination Agreement (the "Termination Agreement") between the Registrant and Bausch & Lomb Surgical, Inc. ("BLS") and a Supply Agreement (the "Supply Agreement") between the Registrant and BLS.

         Pursuant to the Termination Agreement, the Distribution and Development Agreement dated January 1, 1990, as amended, between the Registrant and Adatomed GmbH, a wholly owned subsidiary of BLS, was terminated, and the Registrant transferred its license and distribution rights for Adatosil(R)5000 Silicone Oil, as well as related inventory, back to BLS. In consideration of the transfer, BLS agreed to pay to the Registrant cash in the amount of $2,117,180, payable in quarterly installments, with the initial installment paid on August 14, 1999, and additional cash consideration based on future sales of Adatosil(R)5000 Silicone Oil over the next six years. Adatosil(R)5000 Silicone Oil represented approximately 56% of the Registrant's sales in the fiscal year ended June 30, 1999.

         Pursuant to the Supply Agreement, BLS agreed to purchase from the Registrant, and the Registrant agreed to manufacture and sell to BLS, certain viscous fluid systems for a period of six years.

Exhibits

         The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.


3.1    (a)    Restated Articles of Incorporation of Registrant. (6)
       (b)    Certificate of Amendment of Restated Articles of Incorporation of
              Registrant dated November 8, 1993. (6)
       (c)    Certificate of Amendment of Restated Articles of Incorporation of
              Registrant dated February 12, 1996. (6)
       (d)    Certificate of Determination of Series A 6% Convertible Preferred
              Stock. (8)
3.2           Amended and Restated Bylaws of Registrant. *
4.1           Form of Class A Redeemable Common Stock Purchase Warrants. (2)
4.2           Form of Class B Redeemable Common Stock Purchase Warrants. (2)
4.3           Form of Underwriters Class A Common Stock Purchase Warrants. (2)
4.4           Form of Underwriters Class B Common Stock Purchase Warrants. (2)
4.5    (a)    Warrant Agreement between the Registrant and U.S. Stock Transfer
              Corporation. (2)
       (b)    Amendment to Warrant Agreement between Registrant and U.S. Stock
              Transfer Corporation. (4)
       (c)    Amendment to Warrant Agreement between Registrant and American
              Stock Transfer Company. (5)
4.6           Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination. (8)
4.7           Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination. (8)
4.8           Warrant to Purchase Common Stock issued December 31, 1997
              to David Stefansky. (8)
4.9           Warrant to Purchase Common Stock issued December 31, 1997 to
              Combination. (8)
4.10          Warrant to Purchase Common Stock issued December 31, 1997 to
              Richard Rosenblum. (8)
4.11          Warrant to Purchase Common Stock issued December 31, 1997 to
              Trautman Kramer & Company. (8)
10.1   (a)    1993 Stock Option Plan of Registrant. (3)
       (b)    Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (3)
       (c)    Form of Incentive Stock Option Agreement of Registrant under the
              1993 Stock Option Plan. (3)
10.2          Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (1)
10.3          Underwriting Agreement between the Registrant and the Underwriter.
              (2)
10.4          Unit Purchase Option between the Registrant and the Underwriter.
              (2)

10.5     Employment Agreement between Registrant and Ronald Hueneke dated
         October 4, 1991. (6)
10.6     Employment Agreement between Registrant and Richard J. DePiano dated
         March 1, 1997, as amended. (7)
10.7     Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8, 1992, as amended September 8, 1995. (6)
10.8     Research and Development Agreement between Registrant and The West
         Company, Incorporated dated April 3, 1995. (6)
10.9     Assets Sale and Purchase Agreement between the Registrant and Radiance
         Medical Systems, Inc., dated January 21, 1999. (9)
10.10    Bill of Sale and Acceptance Agreement between the Registrant and Alcon
         Laboratories, Inc., dated March 5, 1999. (10)
10.11    Bill of Sale and Acceptance Agreement between the Registrant and Alcon
         Universal, Ltd., dated March 5, 1999. (10)
10.12    Termination Agreement between the Registrant and Bausch & Lomb
         Surgical, Inc., dated August 13, 1999. (11)
10.13    Supply Agreement between the Registrant and Bausch & Lomb Surgical,
         Inc., dated August 13, 1999. (11)
21       Subsidiaries. *
23.1     Consent of Ernst & Young LLP, independent auditors. *
23.2     Consent of Parente, Randolph, Orlando, Carey & Associates, LLC,
         independent auditors. *
27.1     Financial Data Schedule. *

---------------
*        Filed herewith
(1) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).
(2) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).
(4) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.
(6) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.
(7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1997.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).
(9)      Filed as an exhibit to the Company's Form 8-K, dated February 1, 1999.
(10)     Filed as an exhibit to the Company's Form 8-K, dated March 19, 1999.
(11)     Filed as an exhibit to the Company's Form 8-K, dated August 26, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ESCALON MEDICAL CORP.

                                      (Registrant)

Dated:  September 17, 1999

                                      By:/s/Richard J. DePiano
                                         ---------------------
                                         Richard J. DePiano
                                         Chairman and Chief Executive Officer

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


         Signature                                      Title                                           Date
         ---------                                      -----                                           ----

By:/s/ Richard J. DePiano               Chairman and Chief Executive Officer                    September 17, 1999
   --------------------------           (Principal Executive Officer) and Director
       Richard J. DePiano


By:/s/ Douglas R. McGonegal             Vice President of Finance and Chief Financial           September 17, 1999
   --------------------------           Officer  (Principal Financial Officer and
       Douglas R. McGonegal             Principal Accounting Officer) and Secretary



By:/s/ Jay L. Federman, M.D.            Director                                                September 17, 1999
   --------------------------
       Jay L. Federman, M.D.


By:/s/ Jack M. Dodick, M.D.             Director                                                September 17, 1999
   --------------------------
       Jack M. Dodick, M.D.


By:/s/ Fred G. Choate                   Director                                                September 17, 1999
   --------------------------
       Fred G. Choate


By:/s/ Jeffrey F. O'Donnell             Director                                                September 17, 1999
   --------------------------
       Jeffrey F. O'Donnell

                              ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Independent Auditors' Reports..........................................................................    F-2

Consolidated Balance Sheets at June 30, 1998 and 1999..................................................    F-4

Consolidated Statements of Operations for the years ended June 30, 1997, 1998 and 1999.................    F-5

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1998 and 1999.......    F-6

Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999.................    F-7

Notes to Consolidated Financial Statements.............................................................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Escalon Medical Corp.:

         We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries at June 30, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     PARENTE, RANDOLPH, ORLANDO,
                                                         CAREY & ASSOCIATES, LLC

Philadelphia, Pennsylvania
August 13, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Escalon Medical Corp.

We have audited the statements of operations, shareholders' equity and cash flows of Escalon Medical Corp. for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Escalon Medical Corp. for the year ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Princeton, New Jersey
August 14, 1997, except for Note 6 - Reverse Stock Split, as to which the date is November 20, 1997

                ESCALON MEDICAL CORP AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,
                                                                          --------------------------------
                               ASSETS                                         1998                1999
                                                                          ------------        ------------
Current Assets:
   Cash and cash equivalents                                              $  2,263,967        $  3,854,240
   Cash and cash equivalents - restricted                                           --           1,000,000
   Investments                                                                 330,016                  --
   Note receivable                                                                  --              15,000
   Accounts receivable, net of allowance for doubtful accounts
      of $4,519 and $39,790 at June 30, 1998 and 1999, respectively            940,378           1,063,829
   Other receivables                                                            75,000                  --
   Inventory, net                                                              462,042           1,117,208
   Other current assets                                                         79,088             142,235
                                                                          ------------        ------------
     Total current assets                                                    4,150,491           7,192,512

Furniture and equipment, at cost, net                                          134,734             449,555
Long-term receivables                                                          112,500             150,000
License and distribution rights, net                                           878,838             537,138
Patents, net                                                                   475,175             495,923
Goodwill, net                                                                  968,295           1,510,207
Other assets                                                                    14,095              67,438
                                                                          ------------        ------------
                                                                          $  6,734,128        $ 10,402,773
                                                                          ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Notes payable, bank                                                            $ - -        $  1,000,000
  Current portion of long-term debt                                                 --             200,000
  Accounts payable                                                             287,192             434,308
  Accrued compensation                                                         110,125             325,204
  Accrued professional expenses                                                 72,670              45,795
  Accrued dividends payable                                                     13,500                  --
  Accrued litigation settlement                                                100,000             100,000
  Other accrued expenses                                                       101,989           1,286,433
                                                                          ------------        ------------
     Total current liabilities                                                 685,476           3,391,740

Long-term debt, net of current portion                                              --             733,332
                                                                          ------------        ------------
     Total liabilities                                                         685,476           4,125,072
                                                                          ------------        ------------

Shareholders' Equity:

  Preferred stock, no par value; 2,000,000 shares authorized;
     900 and 0 shares issued and outstanding at June 30, 1998
     and 1999, respectively                                                    747,321                  --
  Common stock, no par value; 35,000,000 shares authorized;
     3,021,027 and 3,377,164 shares issued at June 30, 1998
     and  1999, respectively                                                45,253,597          46,024,811
  Treasury stock, 134,980 shares in 1999 at cost                                    --            (118,108)
  Accumulated deficit                                                      (39,952,266)        (39,629,002)
                                                                          ------------        ------------
     Total shareholders' equity                                              6,048,652           6,277,701
                                                                          ------------        ------------

                                                                          $  6,734,128        $ 10,402,773
                                                                          ============        ============


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  FOR THE YEARS ENDED JUNE 30,
                                                                          1997                1998                1999
                                                                          ----                ----                ----
Sales revenues                                                        $  5,431,282        $  5,942,004        $  7,559,011
                                                                      ------------        ------------        ------------
Costs and expenses:

     Cost of goods sold                                                  2,650,360           2,588,500           3,282,177
     Research and development                                            1,570,674             494,895             738,124
     Marketing, general and administrative                               3,715,727           2,805,454           3,331,562
     Write down of goodwill and license and distribution rights          3,318,888                  --                  --
                                                                      ------------        ------------        ------------

              Total costs and expenses                                  11,255,649           5,888,849           7,351,863
                                                                      ------------        ------------        ------------

Income (loss) from operations                                           (5,824,367)             53,155             207,148
                                                                      ------------        ------------        ------------

Other income and expenses:

     Sale of Betadine product line                                              --                  --             879,159
     Interest income                                                       140,705             118,471             144,877
     Interest expense                                                       (1,308)               (154)            (37,397)
                                                                      ------------        ------------        ------------

              Total other income and expenses                              139,397             118,317             986,639
                                                                      ------------        ------------        ------------

Net income (loss)                                                     $ (5,684,970)       $    171,472        $  1,193,787
                                                                      ============        ============        ============

Basic net income (loss) per share                                     $      (2.16)       $      (0.04)       $       0.10
                                                                      ============        ============        ============

Diluted net income (loss) per share                                   $      (2.16)       $      (0.04)       $       0.10
                                                                      ============        ============        ============

     Weighted average shares - basic                                     2,629,624           2,673,093           3,114,823
                                                                      ============        ============        ============

     Weighted average shares - diluted                                   2,629,624           2,673,093           3,150,721
                                                                      ============        ============        ============


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                              PREFERRED STOCK                          COMMON STOCK
                                                     ------------------------------          --------------------------------
                                                         SHARES              AMOUNT              SHARES            AMOUNT
                                                         ------              ------              ------            ------
Balance at June 30, 1996                                       --                 $--           2,629,704        $ 44,645,440
   Cancellation of previously issued shares                    --                  --                (329)                 --
   Net loss                                                    --                  --                  --                  --
                                                     ------------        ------------        ------------        ------------
Balance at June 30, 1997                                       --                  --           2,629,375          44,645,440
  Preferred stock offering,
        net of offering costs                               1,350           1,112,478                  --                  --

  Warrants issued in connection with preferred
        stock offering                                         --            (234,500)                 --             234,500
  Deemed dividend from incremental yield
        in conversion terms of preferred stock                 --             243,000                  --                  --
  Preferred stock conversions                                (450)           (373,657)            391,652             373,657
  Preferred stock dividends                                    --                  --                  --                  --
  Net income                                                   --                  --                  --                  --
                                                     ------------        ------------        ------------        ------------
Balance at June 30, 1998                                      900             747,321           3,021,027          45,253,597
  Preferred stock conversions                                 (82)            (68,090)            131,137              68,090
  Preferred stock retirement                                 (818)           (679,231)                 --                  --
  Common stock issued in connection with
    preferred stock retirement                                 --                  --             225,000             703,124
  Purchase of treasury stock                                   --                  --                  --                  --
  Preferred stock dividends                                    --                  --                  --                  --
  Net income                                                   --                  --                  --                  --
                                                     ------------        ------------        ------------        ------------
Balance at June 30, 1999                                       --                 $--           3,377,164        $ 46,024,811
                                                     ============        ============        ============        ============


                                                              TREASURY STOCK                                          TOTAL
                                                     --------------------------------        ACCUMULATED          SHAREHOLDERS'
                                                         SHARES             AMOUNT             DEFICIT               EQUITY
                                                         ------             ------             -------               ------
Balance at June 30, 1996                                        --                $--        $(34,162,018)       $ 10,483,422
   Cancellation of previously issued shares                     --                 --                  --                  --
   Net loss                                                     --                 --          (5,684,970)         (5,684,970)
                                                     -------------       ------------        ------------        ------------
Balance at June 30, 1997                                        --                 --         (39,846,988)          4,798,452
  Preferred stock offering,
        net of offering costs                                   --                 --                  --           1,112,478

  Warrants issued in connection with preferred
        stock offering                                          --                 --                  --                  --
  Deemed dividend from incremental yield
        in conversion terms of preferred stock                  --                 --            (243,000)                 --
  Preferred stock conversions                                   --                 --                  --                  --
  Preferred stock dividends                                     --                 --             (33,750)            (33,750)
  Net income                                                    --                 --             171,472             171,472
                                                     -------------       ------------        ------------        ------------
Balance at June 30, 1998                                        --                 --         (39,952,266)          6,048,652
  Preferred stock conversions                                   --                 --                  --                  --
  Preferred stock retirement                                    --                 --            (138,769)           (818,000)
  Common stock issued in connection with
    preferred stock retirement                                  --                 --            (703,124)                 --
  Purchase of treasury stock                               134,980           (118,108)                 --            (118,108)
  Preferred stock dividends                                     --                 --             (28,630)            (28,630)
  Net income                                                    --                 --           1,193,787           1,193,787
                                                     -------------       ------------        ------------        ------------
Balance at June 30, 1999                                   134,980       $   (118,108)       $(39,629,002)       $  6,277,701
                                                     =============       ============        ============        ============



                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                                    1997                1998                1999
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $(5,684,970)        $   171,472         $ 1,193,787
  Adjustments to reconcile net income (loss) to net cash
   provided from (used in) operating activities:

     Depreciation and amortization                                                  854,402             331,987             363,687
     Income from license of intellectual laser property                                  --             (75,000)                 --
     Write off of intangible assets                                               3,329,868                  --              24,805
     Net loss (gain) on disposition of assets                                        (2,450)              9,315                  --
     Net gain on sale of Betadine product line                                           --                  --            (879,159)
      Change in operating assets and liabilities:

       Accounts and other receivables                                               148,645            (353,113)            (48,451)
       Inventory                                                                     92,214             115,740          (1,114,918)
       Other current and long-term assets                                            28,041             (26,238)           (116,491)
       Accounts payable and accrued expenses                                        (73,357)           (360,396)          1,519,764
                                                                                -----------         -----------         -----------
          Net cash provided from (used in) operating activities                  (1,307,607)           (186,233)            943,024

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                          (235,000)           (470,180)           (259,000)
  Proceeds from maturities of investments                                           795,970             375,164             589,016
  Cash and cash equivalents - restricted                                                 --                  --          (1,000,000)
  Proceeds from sale of Betadine product line                                            --                  --           2,059,835
  Purchase of  vascular access business                                                  --                  --          (1,460,887)
  Short-term note receivable                                                             --                  --             (15,000)
  Purchase of  furniture and equipment                                              (37,022)            (90,792)            (74,106)
  Proceeds from sale of furniture and equipment                                       5,900               1,000                  --
  License and distribution rights                                                        --            (126,894)            (45,036)
  Other assets                                                                       65,338                  61                  --
  Patent costs                                                                      (49,099)            (30,411)            (65,167)
  Long term note receivable                                                         (62,500)            (50,000)            (37,500)
                                                                                -----------         -----------         -----------
          Net cash (used in) provided from investing activities                     483,587            (392,052)           (307,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing, net                                                          --                  --           1,000,000
  Proceeds from term loan                                                                --                  --           1,000,000
  Principal payments under capital lease obligations                                 (7,835)             (2,624)                 --
  Proceeds from preferred stock offering, net of offering costs                          --           1,112,478                  --
  Retirement of preferred stock                                                          --                  --            (818,000)
  Payment of preferred stock dividend                                                    --             (20,250)            (42,130)
  Purchase of treasury stock                                                             --                  --            (118,108)
  Principal payments on term loan                                                        --                  --             (66,668)
                                                                                -----------         -----------         -----------
          Net cash provided from (used in) financing activities                      (7,835)          1,089,604             955,094
                                                                                -----------         -----------         -----------
            Net increase (decrease) in cash and cash equivalents                   (831,855)            511,319           1,590,273
Cash and cash equivalents, beginning of year                                      2,584,503           1,752,648           2,263,967
                                                                                -----------         -----------         -----------

Cash and cash equivalents, end of year                                          $ 1,752,648         $ 2,263,967         $ 3,854,240
                                                                                ===========         ===========         ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid during the year                                                $     1,308         $       154         $    32,041
                                                                                ===========         ===========         ===========
NON-CASH OPERATING AND INVESTING ACTIVITY:
   Common stock issued in connection with preferred stock retirement          $        --         $        --         $   703,124
                                                                                ===========         ===========         ===========



                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND DESCRIPTION OF BUSINESS

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries, Escalon Pharmaceutical Inc. and Escalon Vascular Access, Inc. (jointly referred to as "Escalon" or the "Company"), develop, market and distribute ophthalmic medical devices, pharmaceutical products and vascular access devices.

         From the Company's inception until 1996, it engaged in research and development into laser technology to be used in ophthalmic surgery. With the February 1996 acquisition of Escalon Ophthalmics, Inc. ("EOI") (which business combination was accounted for as a purchase) the marketing focus changed and laser development ceased. To further develop and commercialize this technology, in October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corp. ("IntraLase")(Note 12). IntraLase will have the responsibility of funding and developing the laser technology through to commercialization. Escalon retains an equity position in the new company, along with future royalty rights on product sales.

          EOI's acquisition brought the Company a catalog of ophthalmic products, a profitable customer base and an opportunity to become a manufacturer and distributor of niche medical products. Sales of these new products were directed primarily at hospitals and physicians throughout the United States.

         In January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. ("Radiance") (Note 13). These products use doppler technology to aid medical personnel in locating difficult arteries and veins. Presently, this product line concentrates on pediatric and critical care markets.

(1)      SIGNIFICANT ACCOUNTING POLICIES

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

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Accounts Receivable

         The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral for accounts receivable arising from the normal course of business. The Company maintains allowances for potential credit losses which, when realized have been within the range of management's expectations.

Revenue Recognition

         The Company recognizes revenue from the sales of its products at the time of shipment.

Inventories

         Raw materials/work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                                            JUNE 30,
                                                 ------------------------------
                                                     1998               1999
                                                 -----------        -----------
         Raw materials/work in process           $   170,370        $   526,553
         Finished goods                              472,672            623,655
                                                 -----------        -----------
                                                     643,042          1,150,208
         Valuation allowance                        (181,000)           (33,000)
                                                 -----------        -----------
                                                 $   462,042        $ 1,117,208
                                                 ===========        ===========

         In fiscal 1997 the Company's inventory valuation allowance totaled $660,998. There was a net decrease in the inventory valuation allowance of $479,998 in fiscal 1998. This reduction consisted of (i) $470,998 relating to the transfer of laser inventory to IntraLase Corporation and (ii) $9,000 credited against expenses. Fiscal 1999 experienced another net decrease in the allowance of $148,000, which resulted from (i) scrapping $183,100 of obsolete inventory and (ii) taking an additional $35,100 charge against expense for other slow moving parts.

Furniture and Equipment

         Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be eighteen months to ten years. Depreciation expense for the years ended June 30, 1997, 1998 and 1999 was $107,687, $43,433 and $73,174 respectively.

         Furniture and equipment consist of the following at:

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998             1999
                                                              ---------        ---------
         Equipment                                            $ 170,444        $ 521,870
         Furniture and fixtures                                  25,863           35,351
         Leasehold improvements                                  27,804           54,521
                                                              ---------        ---------
                                                                224,111          611,742
         Less accumulated depreciation and amortization         (89,377)        (162,187)
                                                              ---------        ---------
                                                              $ 134,734        $ 449,555
                                                              =========        =========


Acquired License and Distribution Rights

          In connection with the acquisition of EOI a portion of the purchase price was allocated to certain product license and distribution agreements. This cost allocation was based on an independent valuation, with such costs being amortized over an eight-year period using the straight-line method. The values of these assets are re-evaluated annually to determine if the estimated lives continue to be appropriate. At June 30, 1997, the Company evaluated the ongoing

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2) SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

value assigned to these license and distribution agreements. Based on such evaluation, the Company determined that an asset, with a carrying value of $2,199,000, was impaired due to changes in estimates relating to the future sales associated with such agreements. The change in the sales estimates resulted from (i) anticipated competition related to one of the Company's major products and (ii) delays in the development of the international distribution for another of the Company's products, which could result in the loss of the exclusive distributorship for such product. As a result, the Company wrote down its license and distribution rights by $918,253 to its estimated fair value. Fair value was based on estimated future cash flows to be generated from the license and distribution agreements, discounted at a market rate of interest. Sale of the Betadine product line in March 1999 reduced the cost and accumulated amortization by $421,781 and $162,561, respectively. Accumulated amortization of license and distribution rights was $332,647 and $297,602 at June 30, 1998 and 1999, respectively. Amortization expense for the years ended June 30, 1997, 1998 and 1999 was $274,208, $140,584 and $127,517, respectively.

Patents

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. In fiscal 1999, two ophthalmic patents were abandoned; this resulted in the write-off of $27,182 in cost and $2,376 in accumulated amortization. Accumulated patent amortization was $80,823 and $98,061 at June 30, 1998 and 1999, respectively. Amortization expense for the years ended June 30, 1997, 1998 and 1999 was $20,067, $20,282 and $19,614, respectively.

Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. For the preexisting Escalon ophthalmic assets these costs are being amortized over a ten-year period using the straight-line method. Intangible assets acquired from Radiance Medical Systems are being primarily amortized over 15 years.

         The Company periodically reviews the value of its goodwill to determine if impairment has occurred. As noted in the above paragraph, "Acquired License and Distribution Rights," the Company wrote down the value of its license and distribution rights due to impairment. As required by the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), goodwill associated with the acquired license and distribution rights was likewise written down by $2,400,635 at June 30, 1997. Sale of the Betadine product line caused the Company to write-off $667,523 in cost assigned to that product line and $205,819 in associated accumulated amortization in fiscal 1999.

         Accumulated amortization of goodwill at June 30, 1998 and 1999 was $308,576 and $241,380, respectively. Amortization expense for the years ended June 30, 1997, 1998 and 1999 was $404,979, $127,687 and $138,623, respectively.

         In connection with the acquisition of the vascular access product line, the Company incurred $60,887 in costs related to the purchase of those assets. These costs consisted primarily of legal and auditing fees for the transaction. Amortization for the year ended June 30, 1999 was $4,758.

Research and Development

         All research and development costs are charged to operations as incurred.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2) SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Net Income (Loss) Per Share

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                        1997                  1998                  1999
                                                                        ----                  ----                  ----
   Numerator:
      Numerator for basic and dilutive earnings per share:
         Net  income (loss)                                         $(5,684,970)          $   171,472           $ 1,193,787
         Preferred stock dividends and accretion                             --              (276,750)             (870,523)
                                                                    -----------           -----------           -----------
         Income (loss) available to common shareholders             $(5,684,970)          $  (105,278)          $   323,264
                                                                    ===========           ===========           ===========
   Denominator:
      Denominator for basic earnings per share-
         weighted-average shares                                      2,629,624             2,673,093             3,114,823
      Effect of dilutive securities:
         Employee stock options                                              --                    --                35,898
                                                                    -----------           -----------           -----------
      Denominator for diluted earning per
         share-adjusted weighted-average shares and
         assumed conversions                                          2,629,624             2,673,093             3,150,721
                                                                    ===========           ===========           ===========
   Basic earnings income (loss) per share                           $     (2.16)          $     (0.04)          $      0.10
                                                                    ===========           ===========           ===========
   Diluted earnings income (loss)  per share                        $     (2.16)          $     (0.04)          $      0.10
                                                                    ===========           ===========           ===========



Income Taxes

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its 100 percent investments in Escalon Pharmaceutical, Inc. and Escalon Vascular Access, Inc. All intercompany transactions and balances have been eliminated.

Advertising Costs

         Advertising costs are charged to expense when incurred. Advertising expense for the years ended June 30, 1997, 1998 and 1999 was $99,364, $58,495 and $41,824, respectively.

(3) INVESTMENTS

         As of June 30, 1998 and 1999, the Company held investments consisting of fixed-rate certificates of deposits and money market funds of $1,980,016 and $1,765,047, respectively. Such investments are recorded at cost, which approximates fair value at June 30, 1998 and 1999. Included in cash and cash equivalents at June 30, 1998 were certificates of deposits totaling $1,650,000 with original maturities of 90 days or less.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3) INVESTMENTS - (CONTINUED)

         The Company also maintained a $1,015,609 certificate of deposit at June 30, 1999. This investment matures within 30 days and $1,000,000 is pledged as collateral against the five-year term loan at PNC Bank, NA.
and is reported as cash and cash equivalents, restricted.

(4) LONG-TERM RECEIVABLE

         The Company entered into a loan agreement with an individual who is involved in the development of its Ocufit SR drug delivery system. The note for $150,000, with principal and accrued interest at 3%, is due in May 2005.

(5) NOTES PAYABLE, BANK

         In January 1999, the Company entered into a line of credit agreement with its financial institution. The available amount under the agreement, which expires on December 31, 1999, is $1,000,000. The interest rate on this line is set at prime plus one quarter of one percentage point (8% at June 30, 1999). The balance outstanding on the line of credit as of June 30, 1999 was $1,000,000. All of the Company's assets and cash collateral of $1,000,000 collateralize the agreement. The average amount outstanding and average interest rate for the year ended June 30, 1999 was $190,097 and 8%, respectively, from January 28, 1999 the date of the note's inception.

(6) LONG-TERM DEBT

         In January 1999, the Company entered into a term loan with its financial institution for $1,000,000. The proceeds were used to redeem all outstanding shares of the Company's Series A preferred stock and the remaining balance to pay a portion of the purchase price for the acquisition of Radiance's Vascular Access Business Unit. Repayment of debt is principal of $16,667 plus interest through February 2004. The interest rate on the debt is 2.0 percentage points above the rate payable on the cash collateral as described under Notes payable, bank (Note 5) as long as the cash collateral is comprised of a Bank certificate of deposit (6.6% at June 30, 1999). If the cash collateral were comprised of liquid assets, as defined in the agreement, the interest rate on the debt would be equal to the prime rate.

         All of the Company's assets and cash collateral of $1,000,000 collateralize the agreement.

         The bank term loan and line of credit agreements contain various covenants pertaining to maintenance of tangible net worth and certain debt ratios.

         Maturities of long-term debt are as follows:

        Year ending June 30                           Amount
        -------------------                           ------
                 2000                               $ 200,000
                 2001                                 200,000
                 2002                                 200,000
                 2003                                 200,000
                 2004                                 133,332
                                                    ---------
                                                    $ 933,332
                                                    =========



(7) CAPITAL STOCK TRANSACTIONS

Reverse Stock Split

         On November 20, 1997, the Company held its annual meeting of shareholders at which time the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock (the "Common Stock").

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

Reverse Stock Split

         As a result of the Reverse Split, each shareholder now has one share of Common Stock for every four shares owned before the Reverse Split. As a result of the Reverse Split, there were adjustments made to the Company's Class A Redeemable Common Stock Purchase Warrant, Class B Redeemable Common Stock Purchase Warrant and Class C Common Stock Purchase Warrant such that the number of warrants that must be delivered to the Company in order to purchase a share of Common Stock has been increased by a factor of four.

         All references in these consolidated financial statements with regard to shares, per share amounts, units and share prices have been adjusted for the Reverse Split. Fractional shares were paid out on conversion.

PREFERRED STOCK OFFERING AND REDEMPTION

         On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. This stock issue was retired on February 1, 1999 with the payment of $818,000 plus accrued interest and the issuance of 225,000 shares of the Company's Common Stock.

         At time of issuance the net proceeds of $1,194,750 from this offering were received on January 2, 1998. After March 1, 1998, the Preferred Stock may be converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing bid price prior to the conversion date. The Preferred Stock paid cumulative dividends of 6% per annum payable quarterly in cash. The Preferred Stock was accompanied by an immediately exercisable five-year Warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Scholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants was accounted for as part of the offering related expenses.

         The incremental yield imbedded in the conversion terms of the Preferred Stock has been accounted for as a dividend of approximately $243,000 and was amortized over the period from the date of issuance to March 1, 1998, the first date at which conversion could occur.

         During fiscal 1998, the preferred shareholder converted blocks of 197, 143 and 110 shares at conversion prices of $1.5016, $1.0967 and $0.8457 per share, respectively. These conversions increased the Common Stock outstanding by 391,652 shares. In July 1998, the holder of Preferred Stock converted 82 additional shares into 131,137 shares of the Company's Common Stock at a conversion price of $0.6253 per share.

         In February 1999, the Company simultaneously converted shares of Preferred Stock into 225,000 shares of its common stock and redeemed all the remaining shares of its preferred stock for $818,000. In connection with the redemption and issuance, the Company recognized a $841,893 imputed dividend.

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

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) CAPITAL STOCK TRANSACTIONS - (CONTINUED)

Redeemable Common Stock Purchase Warrants

The warrants are currently exercisable and expire in November 2000. The Public Offering price for the Units was $20 per Unit. The net proceeds to the Company from that Public Offering, after deducting underwriting discounts, commissions and related expenses was approximately $14,800,000.

Stock Option Plans

         The Company has adopted five employee stock option plans, which provide for incentive stock options and non-qualified stock options to purchase 416,242 shares of the Company's common stock. Under the terms of the plans, options may be granted at not less than fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over four years and is exercisable over a period no longer than ten years after the grant date.

         At June 30, 1999, options to purchase 314,500 shares of the Company's Common Stock were exercisable and 101,742 shares are reserved for future grants.

         Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For all years presented, the expected option life of one year from vesting and an expected dividend rate of 0.0% were used. The weighted average assumptions used in fiscal 1999 were risk-free interest rates of 5.08% and 5.31% and an expected volatility of 1.427. Fiscal 1998's assumptions were a risk-free interest rate of 5.11%, and an expected volatility of 1.359. The assumptions used in fiscal 1997 were a risk-free interest rate of 5.6% and expected volatility of 0.865.

         For purposes of the pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The pro forma net income for fiscal 1999 would have been $1,031,037, and the basic and diluted earnings per share of Common Stock would be $0.05. For the fiscal year ended June 30, 1998, the pro forma net loss and basic and diluted net loss per share were $(162,993) and $(0.06), respectively. Fiscal 1997's pro forma net loss and basic and diluted net loss per share were $(5,774,970) and ($2.20), respectively.

         The following is a summary of the Company's stock option activity and related information for the fiscal years ended June 30, 1997, 1998 and 1999:

                                                  1997                             1998                            1999
                                     -----------------------------     ----------------------------    -----------------------------
                                        COMMON         WEIGHTED           COMMON       WEIGHTED          COMMON         WEIGHTED
                                         STOCK         AVERAGE             STOCK        AVERAGE           STOCK          AVERAGE
                                        OPTIONS     EXERCISE PRICE        OPTIONS    EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                     ------------   --------------     ------------  --------------    ------------   --------------
Outstanding at beginning of year           72,422    $     16.564           112,500   $      2.252          172,000    $      2.120
   Granted                                112,500    $      2.252            59,500   $      1.875          152,500    $      2.108
   Forfeited                              (72,422)   $     16.564                --             --          (10,000)   $      1.875
                                     ------------    ------------      ------------   ------------     ------------    ------------
Outstanding at end of year                112,500    $      2.252           172,000   $      2.120          314,500    $      2.122
                                     ============    ============      ============   ============     ============    ============
Exercisable at end of year                112,500                           172,000                         314,500
                                     ============                      ============                    ============
Weighted average fair value
of options granted during year                       $      0.800                     $      0.970                     $      1.131

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      CAPITAL STOCK TRANSACTIONS - (CONTINUED)

Stock Option Plans

         Options issued in fiscal 1997 have an exercise price of $2.252 and a remaining contractual life of 7.9 years. Those issued in fiscal 1998, have an exercise price of $1.875 and a remaining contractual life of 8.7 years. Fiscal 1999 options have a weighted average exercise price of $2.108 and a remaining contractual life of 9.8 years.

         Non-plan options to purchase 1,367 and 1,367 shares of Common Stock, at prices of $1.460 and $7.308, respectively, were outstanding and exercisable at June 30, 1999. These options generally have vesting and exercise provisions consistent with options granted under the plans.

(8)      TREASURY STOCK

         In July 1998, the Company entered into an agreement with a stockholder to repurchase 114,285 shares of the Company's common stock for $100,000 and accept an additional 20,695 shares in satisfaction of a $18,108 receivable.

(9)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liability, which are primarily considered to be noncurrent, consisted of the following at:

                                                             JUNE 30,
                                                  --------------------------------
                                                      1998                1999
                                                      ----                ----
       Deferred tax assets:
         Reserves and allowances                  $     31,000        $     28,000
         NOL carryforward                           15,110,000          14,308,000
         Tax credit carryforwards                      680,000             680,000
                                                  ------------        ------------
                  Total deferred tax assets         15,821,000          15,016,000

       Deferred tax liability:
         License and distribution rights              (297,000)           (192,000)
                                                  ------------        ------------
       Net deferred tax assets                      15,524,000          14,824,000
       Valuation allowances                        (15,524,000)        (14,824,000)
                                                  ------------        ------------
         Net deferred taxes                       $         --        $         --
                                                  ============        ============



         At June 30, 1999, the Company has federal income tax and state income tax net operating loss carryforwards of approximately $40.3 million and $16.3 million, respectively. The difference between the federal and state carryforward amounts is primarily attributable to differences in research and development expenses and to California's statutory 50% annual reduction rule. In addition, the Company has federal and California research credit carryforwards of $562,000 and $118,000, respectively, at June 30, 1999. Federal and state operating losses and tax credits will expire at various dates between 2001 and 2013.

         For the years ended June 30, 1998 and 1999, the Company recorded valuation allowances of $15,524,000 and $14,824,000, respectively.

         Under the provisions of Section 382 of the Internal Revenue Code, use of net operating loss (NOL) and credit carryforwards is subject to an annual limitation if there is a change in ownership during a specified testing period. No formal study has been performed to test for ownership changes from the date of inception until June 30, 1999 for losses generated by the Company.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      INCOME TAXES - (CONTINUED)

         An internal calculation was performed assuming that ownership changes of the Company occurred in fiscal 1990, 1994 and 1995 (at the time of acquisition of EOI (Note 1)). As a result of such ownership changes approximately $27,700,000 of federal NOL carryforwards are subject to limitation, which would leave available approximately $12,600,000 of NOL's to offset future taxable income, prior to any valuation allowance. If an additional ownership change did occur subsequent to the EOI acquisition, an additional limitation would apply to all the NOL carryforwards attributable after that change. Depending on the existence and time of such change, potentially all of the federal NOL carryforwards at June 30, 1999 could be subject to a limitation. The limitation could also restrict use of the tax credit carryforwards and approximately $16,300,000 of the NOL carryforwards for state purposes.

         Approximately $8.2 million of the federal NOL carryforward at June 30, 1999 represents amounts that were transferred to the Company as a result of the acquisition of EOI. It was determined that an ownership change of EOI occurred in fiscal 1990, but no limitation calculation was performed. Use of this transferred NOL is also limited under Section 382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax-free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to qualify as a tax-free reorganization, the NOL carryforward of EOI would be treated as a purchase of assets and the tax basis of the acquired assets would be increased.

(10)     OPERATING LEASES

         The Company leases its research, manufacturing and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 1999 are as follows:

YEAR ENDING JUNE 30,                                                 AMOUNT
--------------------                                                 ------
         2000                                                       $132,493
         2001                                                        120,478
         2002                                                        121,442
         2003                                                        119,124
         2004                                                        116,055
                                                                    --------
                                                                    $609,592
                                                                    ========


         Total minimum future rental payments have not been reduced by $8,174, the value of sublease rentals to be received under non-cancelable subleases.

         Rent expense charged to operations during the years ended June 30, 1997, 1998 and 1999 was $190,153, $123,408 and $111,835, respectively.

         The Company leases its Pennsylvania office from an entity that is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. The lease is classified as an operating lease and provides for minimum annual rentals of $8,500 through December 31, 1999.

(11)     RETIREMENT PLAN

         The Company adopted a 401(k) retirement plan effective January 1, 1994. Employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plan's inception.

(12)     LICENSE OF INTELLECTUAL LASER PROPERTIES

         In October 1997, the Company licensed its intellectual laser properties to IntraLase in exchange for an initial 25% equity interest in IntraLase. As a result of raising money from outside investors, as of June 30, 1999, the Company's

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     LICENSE OF INTELLECTUAL LASER PROPERTIES - (CONTINUED)

interest has been diluted to 11%. Escalon is entitled to a 2.5% royalty on future products sales which are based on the Company's patented technology; a 1.5% royalty on product sales not dependent on the Company's technology; and an annual license fee of $5,000 and $10,000 in 1999 and 2000, respectively, and $15,000 in 2001 and each year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company. Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $0. As of June 30, 1999, IntraLase is still in the clinical stage and is in the process of raising additional funds.

(13)     ACQUISITION OF RADIANCE BUSINESS UNIT

         On January 21, 1999, the Company acquired substantially all of the assets used exclusively in Radiance's Vascular Access Business Unit, which uses doppler technology to aid medical personnel in locating difficult arteries and veins. This business combination was accounted for as a purchase. The results of operations for this business unit are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $2,104,442, which exceeded the fair value of the net assets of Radiance by $1,086,110. The excess is being amortized on a straight-line basis over a fifteen-year period.

         Of the $2,104,442 purchase price, $1,000,000 is included in other accrued expenses as of June 30, 1999. The Company is obligated to pay that amount when all vascular access production is relocated to Wisconsin.

         In addition, the Company is obligated to pay Radiance minimum royalties, base on product sales, of $300,000 per year for a five-year period.

         The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                         PRO FORMA RESULTS OF OPERATIONS

                                   (UNAUDITED)

                                                   FOR THE YEAR ENDED JUNE 30,
                                                 -------------------------------
                                                     1998                1999
                                                 -----------         -----------
Revenues                                         $ 8,605,609         $ 8,737,853
Net income (loss)                                $  (213,879)          1,143,589
Basic net income (loss) per share                $    (0.184)        $     0.088
Diluted net income (loss) per share              $    (0.184)        $     0.088
Weighted average shares - basic                    2,673,093           3,114,823
Weighted average shares - diluted                  2,673,093           3,150,721


(14)     SALE OF BETADINE PRODUCT LINE

         On March 5, 1999, the Company sold its license and distribution rights along with the remaining inventory of Betadine(R) 5% Sterile Ophthalmic Prep Solution to Alcon Laboratories, Inc. and Alcon Universal, Ltd. Escalon received approximately $2,060,000 in cash from this transaction. After writing-off remaining net book value of license and distribution rights, goodwill and inventory of $259,000, $462,000 and $460,000, respectively, the Company realized a $879,000 gain from this sale. Betadine has historically accounted for approximately 15% of Escalon's sales revenues.

(15)     COMMITMENTS

         Pursuant to various collaborative research and development, technology license, and consulting arrangements relating to the Company's drug delivery technology, the Company has financial commitments of $100,000 to be paid

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)     COMMITMENTS - (CONTINUED)

during fiscal 2000; $150,000 in fiscal 2001; and $200,000 in fiscal 2002, 2003 and 2004.

         The Company is also obligated to pay $1,000,000, which is included in other accrued expenses, to Radiance Medical Systems, Inc. when all vascular access production is relocated to Wisconsin. This will be completed by the second quarter of fiscal 2000.

(16)     CONTINGENCIES

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

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and their insurance carrier have deposited such funds in an escrow account.

(17)     SUBSEQUENT EVENTS

         On August 13, 1999 the Company sold the license and distribution rights to its major product, AdatoSil(R)5000 Silicone Oil, to Bausch & Lomb Surgical, Inc. Under the terms of this agreement, Escalon received $2.1 million cash, payable in quarterly installments, and additional cash consideration based on future sales of Silicone Oil over the next six years.

         Silicone Oil represented approximately 56% of the Company's revenue in fiscal 1999.

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
3.1     (a)    Restated Articles of Incorporation of Registrant. (6)
        (b)    Certificate of Amendment of Restated Articles of Incorporation
               of Registrant dated November 8, 1993.(6)
        (c)    Certificate of Amendment of Restated Articles of Incorporation
               of Registrant dated February 12, 1996.(6)
        (d)    Certificate of Determination of Series A 6% Convertible
               Preferred Stock. (8)
3.2            Amended and Restated Bylaws of Registrant. *
4.1            Form of Class A Redeemable Common Stock Purchase Warrants. (2)
4.2            Form of Class B Redeemable Common Stock Purchase Warrants. (2)
4.3            Form of Underwriters Class A Common Stock Purchase Warrants.
               (2)
4.4            Form of Underwriters Class B Common Stock Purchase Warrants.
               (2)
4.5     (a)    Warrant Agreement between the Registrant and U.S. Stock
               Transfer Corporation. (2)
        (b)    Amendment to Warrant Agreement between Registrant and U.S.
               Stock Transfer Corporation. (4)
        (d)    Amendment to Warrant Agreement between Registrant and American
               Stock Transfer Company. (5)
4.6            Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination. (8)
4.7            Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination. (8)
4.8            Warrant to Purchase Common Stock issued December 31, 1997 to
               David Stefansky. (8)
4.9            Warrant to Purchase Common Stock issued December 31, 1997 to
               Combination. (8)
4.10           Warrant to Purchase Common Stock issued December 31, 1997 to
               Richard Rosenblum. (8)
4.11           Warrant to Purchase Common Stock issued December 31, 1997 to
               Trautman Kramer & Company. (8)
10.1    (a)    1993 Stock Option Plan of Registrant. (3)
        (b)    Form of Nonqualified Stock Option Agreement of Registrant
               under the 1993 Stock Option Plan. (3)
        (c)    Form of Incentive Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (3)
10.2           Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (1)
10.3           Underwriting Agreement between the Registrant and the
               Underwriter. (2)
10.4           Unit Purchase Option between the Registrant and the
               Underwriter. (2)
10.5           Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991. (6)
10.6           Employment Agreement between Registrant and Richard J. DePiano dated March 1, 1997, as amended. (7)
10.7           Distributorship Agreement between Registrant and Scott Medical
               Products dated as of September 8, 1992, as amended September
               8, 1995. (6)
10.8           Research and Development Agreement between Registrant and The
               West Company, Incorporated dated April 3, 1995. (6)
10.9           Assets Sale and Purchase Agreement between the Registrant and
               Radiance Medical Systems, Inc., dated January 21, 1999. (9)
10.10          Bill of Sale and Acceptance Agreement between the Registrant and Alcon Laboratories, Inc., dated March 5, 1999. (10)
10.11          Bill of Sale and Acceptance Agreement between the Registrant and Alcon Universal, Ltd., dated March 5, 1999. (10)

Exhibit No.                         Description
-----------                         -----------
10.12             Termination Agreement between the Registrant and Bausch & Lomb
                  Surgical, Inc., dated August 13, 1999. (11)
10.13             Supply Agreement between the Registrant and Bausch & Lomb
                  Surgical, Inc., dated August 13, 1999. (11)
21                Subsidiaries. *
23.1              Consent of Ernst & Young LLP, independent auditors. *
23.2              Consent of Parente, Randolph, Orlando, Carey & Associates,
                  LLC, independent auditors. *
27.1              Financial Data Schedule. *

---------------
         *    Filed herewith
         (1) Filed as an exhibit to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-1 dated August 20, 1992 (Registration No. 33-47439).
         (2) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
         (3) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration Number 33-80162).
         (4) Filed as an exhibit to the Company's Form 10-K for year ended June 30, 1994.
         (5) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.
         (6) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.
         (7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1997.
         (8) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).
         (9) Filed as an exhibit to the Company's Form 8-K, dated February 1, 1999.
         (10) Filed as an exhibit to the Company's Form 8-K, dated March 19,
              1999.
         (11) Filed as an exhibit to the Company's Form 8-K, dated August 26, 1999.