Form 10-Q
period 1999-09-30
ESCALON MEDICAL CORP
filed 1999-11-15
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Date: November 11, 1999           3,242,184 Shares of Common Stock, no par value

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES


                                      INDEX

Part I. FINANCIAL INFORMATION
                                                                                                 PAGE
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  and September 30, 1999                                                           3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 1998 and 1999                                   4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 1998 and 1999                                   5

                  Notes to Condensed Consolidated Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              8

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                11

         Item 6.  Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                         12

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ESCALON MEDICAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,           SEPTEMBER 30,
                                                                           1999               1999
                                                                           ----               ----
                                    ASSETS                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                        $  3,854,240         $  3,378,951
     Cash and cash equivalents - restricted                              1,000,000            1,000,000
     Note Receivable                                                        15,000               15,000
     Accounts receivable, net                                            1,063,829            2,170,447
     Inventory, net                                                      1,117,208              913,704
     Other current assets                                                  142,235              141,363
                                                                      ------------         ------------
                     Total current assets                                7,192,512            7,619,465

Furniture and equipment, at cost, net                                      449,555              438,283
Long-term note receivable                                                  150,000              150,000
License and distribution rights, net                                       537,138              261,884
Patents, net                                                               495,923              499,040
Goodwill, net                                                            1,510,207            1,476,457
Other assets                                                                67,438               65,217
                                                                      ------------         ------------
                                                                      $ 10,402,773         $ 10,510,346
                                                                      ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable, bank                                              $  1,000,000         $         --
     Current portion of long-term debt                                     200,000              200,000
     Accounts payable                                                      434,308              332,789
     Accrued and other liabilities                                       1,757,432            1,617,604
                                                                      ------------         ------------
                     Total current liabilities                           3,391,740            2,150,393

     Long-term debt, net of current portion                                733,332              683,331
                                                                      ------------         ------------
                     Total  liabilities                                  4,125,072            2,833,724
                                                                      ------------         ------------

Shareholders' Equity:
     Common stock, no par value; 35,000,000 shares
       authorized; 3,377,164 shares
       issued less 134,980 Treasury shares at
       June 30, 1999 and at September 30, 1999                          46,024,811           46,024,811
     Treasury stock                                                       (118,108)            (118,108)
     Accumulated deficit                                               (39,629,002)         (38,230,081)
                                                                      ------------         ------------
                     Total shareholders' equity                          6,277,701            7,676,622
                                                                      ------------         ------------
                                                                      $ 10,402,773         $ 10,510,346
                                                                      ============         ============

Note: The consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                    ESCALON MEDICAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            1998                 1999
                                                            ----                 ----
Sales revenues                                           $ 1,685,422         $ 1,423,677

Costs and expenses:
     Cost of goods sold                                      716,856             732,840
     Research and development                                155,437             235,434
     Marketing, general and administrative                   682,963             938,601
                                                         -----------         -----------

              Total costs and expenses                     1,555,256           1,906,875
                                                         -----------         -----------

Income (loss) from operations                                130,166            (483,198)
                                                         -----------         -----------

Other income and expenses:
     Sale of Silicone Oil product line                            --           1,848,215
     Interest income                                          36,928              48,885
     Interest expense                                            (25)            (14,981)
                                                         -----------         -----------

              Total other income and expense                  36,903           1,882,119
                                                         -----------         -----------

Net income                                               $   167,069         $ 1,398,921
                                                         ===========         ===========

Basic net income per share                               $     0.051         $     0.431
                                                         ===========         ===========

Diluted net income per share                             $     0.041         $     0.429
                                                         ===========         ===========

   Weighted average shares - basic                         3,040,152           3,242,184
                                                         ===========         ===========

   Weighted average shares - diluted                       4,114,879           3,264,610
                                                         ===========         ===========

           See notes to condensed consolidated financial statements.

                    ESCALON MEDICAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                1998                1999
                                                                                ----                ----
Cash Flows From Operating Activities:
     Net income                                                              $   167,069         $ 1,398,921
     Adjustments to reconcile net income to net cash provided
        from (used in) operating activities:
          Depreciation and amortization                                           86,140              80,705
          Write off of patents                                                    24,805                  --
          Gain on Sale of Silicone Oil product line                                   --          (1,848,215)
          Change in operating assets and liabilities:
             Accounts receivable                                                  70,814             481,267
             Inventories                                                        (243,390)            203,504
             Other current assets                                               (119,827)              8,595
             Accounts payable, accrued and other liabilities                     119,819            (241,347)
                                                                             -----------         -----------
                Net cash provided from operating activities                      105,430              83,430
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                         (259,000)         (8,366,508)
     Proceeds from maturities of short-term investments                          255,016           8,366,508
     Proceeds from sale of Silicone Oil product line                                  --             529,295
     Long term note receivable                                                   (12,500)                 --
     Purchase of  furniture and equipment                                        (10,457)            (11,861)
     Other assets                                                                 (2,400)            (18,187)
     Patent costs                                                                 (6,681)             (7,965)
                                                                             -----------         -----------
                Net cash provided from (used in) investing activities            (36,022)            491,282
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on line of credit                                                        --          (1,000,000)
     Principal payments on term loan                                                  --             (50,001)
     Purchase of treasury stock                                                 (118,108)                 --
     Payment of preferred stock dividends                                        (25,770)                 --
                                                                             -----------         -----------
                Net cash used in financing activities                           (143,878)         (1,050,001)
                                                                             -----------         -----------

                Net decrease in cash and cash equivalents                        (74,470)           (475,289)
Cash and cash equivalents, beginning of period                                 2,263,967           3,854,240
                                                                             -----------         -----------

Cash and cash equivalents, end of period                                     $ 2,189,497         $ 3,378,951
                                                                             ===========         ===========

           See notes to condensed consolidated financial statements.

                    ESCALON MEDICAL CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc. and Escalon Vascular Access, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2000.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999 included in the Company's annual report on Form 10-K.

2.  PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1998               1999
                                                                                     ----               ----
Numerator:
    Numerator for basic earnings per share:
        Net income                                                                $   167,069         $ 1,398,921
        Preferred stock dividends                                                     (12,270)                 --
                                                                                  -----------         -----------
        Numerator for basic earnings per share-income available to
             Common shareholders                                                      154,799           1,398,921
        Effect of dilutive securities:
             Preferred stock dividends                                                 12,270                  --
                                                                                  -----------         -----------
        Numerator for diluted earnings per share-income available to
             Common shareholders after assumed conversions                        $   167,069         $ 1,398,921
                                                                                  ===========         ===========
Denominator:
    Denominator for basic earnings per share - weighted average shares              3,040,152           3,242,184
    Effect of dilutive securities:
         Convertible preferred stock                                                1,101,661                  --
         Employee stock options                                                            --              22,426
                                                                                  -----------         -----------
    Denominator for diluted earnings per share - weighted average and
      assumed conversion                                                            4,141,813           3,264,610
                                                                                  ===========         ===========

Basic earnings per share                                                          $     0.051         $     0.431
                                                                                  ===========         ===========

Diluted earnings per share                                                        $     0.040         $     0.429
                                                                                  ===========         ===========

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                  JUNE 30, 1999         SEPTEMBER 30, 1999
                                                  -------------         ------------------
         Raw materials/work in process             $   526,553              $   549,215
         Finished goods                                623,655                  409,489
                                                   -----------              -----------
                                                     1,150,208                  958,704
         Valuation allowance                           (33,000)                 (45,000)
                                                   -----------              -----------
                                                   $ 1,117,208              $   913,704
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

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and its insurance carrier have deposited such funds in an escrow account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of acquisition and joint venture opportunities, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission (including Amendment No. 3 to a Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on April 30, 1998 (Registration No. 333-44513)), the following: (i) Future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); and (ii) The outcome of, and costs associated with, litigation matters.

OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc. and Escalon Vascular Access Inc. (jointly referred to as "Escalon" or the "Company"), operates in the healthcare market specializing in the development, marketing and distribution of ophthalmic medical devices, pharmaceutical and vascular access products. The Company is also developing its ophthalmic drug delivery system to complement its other businesses.

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("E.O.I.") Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices, pharmaceuticals and niche medical products. The Company is continuing development of its ophthalmic drug delivery system to complement its other businesses. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

         Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. This was significant as the Company's first step in diversification. The vascular access product line is the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to the pediatric and critical care providers through independent distributors.

         Escalon's market strategy is to locate and acquire profitable niche medical products that it owns and controls the rights to. To finance this program, in the third quarter of fiscal 1999, the Company sold its license and distribution rights to Betadine(R)5% Sterile Ophthalmic Prep Solution ("Betadine"). In August, 1999 the Company sold its license and distribution rights to Adatosil(R)5000 Silicone Oil ("Silicone Oil").

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

RESULTS OF OPERATIONS

Three-month Periods Ended September 30, 1998 and 1999

         Product revenues decreased $261,745, or 16%, to $1,423,677 for the three-month period ended September 30, 1999 as compared to $1,685,422 for the same period ended September 30, 1998. This revenue decrease reflects a drop in unit sales of Silicone Oil, $424,900, and Betadine, $262,300. The license and distribution rights to these product lines were sold in August and March of 1999, respectively. Revenue from the vascular access business, acquired in January 1999, provided $508,600 to partially replace this revenue decline. In the first quarter of fiscal 2000, Escalon also experienced a decline in unit sales of its capital equipment, disposables and OEM products of $26,400, $17,800 and $61,100, respectively. These declines were offset by a $22,100 increase in sales for ISPAN(TM) gas products. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

         Cost of goods sold totaled $732,840, or 51% of revenue, for the three-month period ended September 30,1999, as compared to $716,856, or 42% of revenue, for the same period last year. The costs associated with the vascular access product line, for the current quarter, were $253,102. There was no comparable cost for the same period last year. Silicone oil costs decreased by $149,538 to $250,331 in the first quarter of fiscal 2000, this reflects the sale of that product line in mid quarter. Oil costs for the entire first quarter of fiscal 1999 amounted to $399,869. There are no costs shown in the current quarter for Betadine (product line sold in third quarter fiscal 1999), in the comparable first quarter of fiscal 1999; cost of goods sold for this product line amounted to $113,044. Medical product manufacturing costs increased to $229,407 in the first quarter of fiscal 2000, as compared to $203,943 in fiscal 1999.

         Research and development expenses increased $79,997, or 51%, for the three-month period ended September 30, 1999 when compared to the same period in 1998. Expenses for pre-clinical and clinical trials related to providone-iodine 2.5% and Ocufit SR(R) increased $50,849 over the first quarter of fiscal 1999. The Company also incurred $29,049 in costs for vascular access products that did not exist until the third quarter of fiscal 1999.

         Marketing, general and administrative expenses increased $255,638, or 37%, for the three-month period ended September 30, 1999 compared to the same period last year. Expenses for the vascular access product line were $302,128, there were no comparable costs in the first fiscal quarter of 1999. The Company experienced an overall decline in administrative and sales cost of $46,490 from the previous year. Most of that reduction relates to amortization and other costs associated with the sale of Silicone Oil and Betadine product lines.

         Interest income increased to $48,885 for the three-month period ended September 30, 1999 from $36,928 for the same period in 1998. This increase is a result of increased cash and cash equivalents available for investment, due to proceeds from received from sale of the Silicone Oil and Betadine product lines. Interest expense increased to $14,981, as a result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 1999.

         In August 1999, the Company reported the sale of its license and distribution rights for the Adatosil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,215 gain after writing off of the remaining net book value of license and distribution rights associated with that product line. The Company will also continue to receive additional consideration based on future sales of Adatosil (R) Silicone Oil over the next six years.

         There is no provision for income taxes for the three-month periods ended September 30, 1999 and 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $3,378,951 as compared to $3,854,240 at June 30, 1999. Cash and cash equivalents decreased by $475,289. During the first quarter, the Company paid off the $1,000,000 line of credit facility that was outstanding at June 30, 1999. Offsetting this reduction in cash was a receipt of $529,295, the first installment paid on the Silicone Oil product line sale.

         In February 1999, the Company obtained a $2,000,000 credit facility from PNC Bank N.A. This marked the first time the Company gained access to traditional mainstream financing sources. As a result of this financing, Escalon obtained a $1,000,000 five-year term loan and access to a $1,000,000 line of credit. In addition, Escalon now maintains a $1,000,000 certificate of deposit with PNC Bank, N.A. The investment is considered current and restricted, since it is pledged as collateral against the loan. All of the Company's assets and cash collateral of $1,000,000 collateralize these agreements.

         The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any expected to be made, under this authority.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through September 30, 2000. In the longer term, however, the Company will seek corporate partnering, licensing and other fund raising opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical products, vascular access devices and drug delivery programs.

         YEAR 2000 ISSUES

         None of the Company's products use date sensitive software; therefore no customer service nor support concerns need to be addressed. The Company utilizes commercially available off the shelf software packages with support packages that specifically address this issue. To date the cost of year 2000 compliance has been insignificant. Additional expenditures are not expected to be of any significant amount.

         Management judges the likelihood of disruption of temporary manufacturing, customer service, sales and marketing, research and development or administrative functions to be minimal in regard to year 2000 compliance of our key suppliers and customers. Based on communications with our key suppliers, including utility and telecommunications providers, the year 2000 issue is being adequately addressed.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                10.5 Employment Agreement between Registrant and Ronald Hueneke dated July 1, 1999.

                10.14    1999 Equity Incentive Plan of Registrant.

                27       Financial Data Schedule

         (b) Reports on Form 8-K:

         A report on Form 8-K was filed on August 26, 1999, and an Amendment thereto was filed on October 19, 1999, announcing the sale of the Company's inventory and license and distribution rights to Bausch & Lomb Surgical, Inc. The content of that report is summarized below:

         Effective August 13, 1999, The Company entered into a Termination Agreement (the "Termination Agreement") between the Company and Bausch & Lomb Surgical, Inc. ("BLS") and a Supply Agreement (the "Supply Agreement") between the Company and BLS.

         Pursuant to the Termination Agreement, the Distribution and Development Agreement dated January 1, 1990, as amended, between the Company and Adatomed GmbH, a wholly owned subsidiary of BLS, was terminated, and the Company transferred its license and distribution rights for Adatosil(R)5000 Silicone Oil, as well as related inventory, back to BLS. In consideration of the transfer, BLS agreed to pay to the Company cash in the amount of $2,117,180, payable in quarterly installments, with the initial installment paid on August 14, 1999, and additional cash consideration based on future sales of Adatosil(R)5000 Silicone Oil over the next six years. Adatosil(R)5000 Silicone Oil represented approximately 56% of the Company's sales in the fiscal year ended June 30, 1999.

         Pursuant to the Supply Agreement, BLS agreed to purchase from the Company, and the Company agreed to manufacture and sell to BLS, certain viscous fluid systems for a period of six years.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ESCALON MEDICAL CORP.
                                     (Registrant)



DATE:  November 15, 1999          By:  /s/ Douglas R. McGonegal
                                       ----------------------------------------
                                      Douglas R. McGonegal
                                      Vice President Finance and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer) and Secretary