Form 10-Q
period 1999-12-31
ESCALON MEDICAL CORP
filed 2000-02-11
CIK 862668

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                           Commission File No. 0-20127


                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)


            Delaware                                     33-0272839
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

                                    Yes  X     No
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: February 2, 2000        3,242,184 Shares of Common Stock, $0.001 par value
      ----------------        ---------

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES


                                      INDEX

Part I.  FINANCIAL INFORMATION                                                                    PAGE
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1999                                                             3

                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended December 31, 1998 and 1999                             4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1998 and 1999                                       5

                  Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               8

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 11

         Item 4.  Submission of Matters to Vote of Security Holders                                 11

         Item 6.  Exhibits and Reports on Form 8-K                                                  12


SIGNATURES                                                                                          13

                          PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                      ESCALON MEDICAL CORP. AND SUBSIDARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,             DECEMBER 31,
                                                                                       1999                   1999
                                                                                   ------------           ------------
                                   ASSETS                                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                     $  3,854,240           $  3,039,913
     Cash and cash equivalents - restricted                                           1,000,000              1,000,000
     Note Receivable                                                                     15,000                 15,000
     Accounts receivable, net                                                         1,063,829              1,464,590
     Inventory, net                                                                   1,117,208              1,017,481
     Other current assets                                                               142,235                195,143
                                                                                   ------------           ------------
                     Total current assets                                             7,192,512              6,732,127

Furniture and equipment, at cost, net                                                   449,555                469,501
Long-term note receivable                                                               150,000                150,000
License and distribution rights, net                                                    537,138                251,585
Patents, net                                                                            495,923                183,459
Goodwill, net                                                                         1,510,207              1,187,385
Other assets                                                                             67,438                155,880
                                                                                   ------------           ------------

                                                                                   $ 10,402,773           $  9,129,937
                                                                                   ============           ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Notes payable, bank                                                           $  1,000,000           $  1,000,000
     Current portion of long-term debt                                                  200,000                200,000
     Accounts payable                                                                   434,308                282,800
     Accrued and other liabilities                                                    1,757,432                568,427
                                                                                   ------------           ------------
                     Total current liabilities                                        3,391,740              2,051,227

Long-term debt, net of current portion                                                  733,332                633,330
                                                                                   ------------           ------------
                     Total  liabilities                                               4,125,072              2,684,557
                                                                                   ------------           ------------


Shareholders' Equity:
     Common stock, no and $0.001 par value; 35,000,000 shares authorized;
       3,377,164 and 3,242,184 shares issued, less 134,980 and 0 Treasury
       shares at June 30, 1999 and December 31, 1999, respectively                   46,024,811             46,024,811
     Treasury stock                                                                    (118,108)                    --
     Accumulated deficit                                                            (39,629,002)           (39,579,431)
                                                                                   ------------           ------------
                     Total shareholders' equity                                       6,277,701              6,445,380
                                                                                   ------------           ------------

                                                                                   $ 10,402,773           $  9,129,937
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

                      ESCALON MEDICAL CORP. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 DECEMBER 31,                            DECEMBER 31,
                                                        -----------------------------           -----------------------------
                                                           1998              1999                  1998              1999
                                                        -----------       -----------           -----------       -----------
Product revenues                                        $ 1,774,675       $   886,534           $ 3,460,097       $ 2,310,212

Costs and expenses:
     Cost of goods sold                                     792,148           421,358             1,509,004         1,154,198
     Research and development                               185,813           231,950               341,250           467,383
     Marketing, general and administrative                  715,010         1,039,468             1,397,973         1,978,070
                                                        -----------       -----------           -----------       -----------

              Total costs and expenses                    1,692,971         1,692,776             3,248,227         3,599,651
                                                        -----------       -----------           -----------       -----------

Income (loss) from operations                                81,704          (806,242)              211,870        (1,289,439)
                                                        -----------       -----------           -----------       -----------

Other income and expenses:
     Gain on sale of Silicone Oil product line                   --                --                    --         1,848,215
     Write-off of Ocufit                                         --          (455,112)                   --          (455,112)
     Interest income                                         33,090            44,903                70,018            93,787
     Interest expense                                        (1,426)          (14,791)               (1,451)          (29,772)
                                                        -----------       -----------           -----------       -----------

              Total other income and expense                 31,664          (425,000)               68,567         1,457,118
                                                        -----------       -----------           -----------       -----------

Net income (loss)                                       $   113,368       $(1,231,242)          $   280,437       $   167,679
                                                        ===========       ===========           ===========       ===========

Basic net income (loss) per share                       $     0.034       $    (0.380)          $     0.084       $     0.052
                                                        ===========       ===========           ===========       ===========

Diluted net income (loss) per share                     $     0.027       $    (0.380)          $     0.068       $     0.052
                                                        ===========       ===========           ===========       ===========

   Weighted average shares - basic                        3,017,184         3,242,184             3,028,668         3,242,184
                                                        ===========       ===========           ===========       ===========

   Weighted average shares - diluted                      4,181,743         3,242,184             4,116,861         3,254,250
                                                        ===========       ===========           ===========       ===========



            See notes to condensed consolidated financial statements.

                      ESCALON MEDICAL CORP. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                               ---------------------------------
                                                                                   1998                  1999
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $   280,437           $   167,679
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                            174,722               155,099
          Gain on sale of Silicone Oil product line                                     --            (1,848,215)
          Write off of Ocufit cost                                                      --               455,112
          Write off of patents                                                      24,805                    --
          Change in operating assets and liabilities:
             Accounts receivable                                                    66,403               657,829
             Inventories                                                          (226,037)               99,727
             Other current assets                                                 (185,866)                1,148
             Accounts payable, accrued and other liabilities                       189,965              (224,514)
                                                                               -----------           -----------
                Net cash provided from (used in) operating activities              324,429              (536,135)
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                           (259,000)           (6,043,060)
     Proceeds from maturities of short-term investments                            330,016             6,043,060
     Short-term note receivable                                                    (15,000)                   --
     Purchase of  furniture and equipment                                          (24,643)              (67,341)
     Proceeds from sale of  Silicone Oil product line                                   --             1,058,590
     Final payment for vascular access business                                         --            (1,000,000)
     Long-term note receivable                                                     (25,000)                   --
     License and distribution rights and goodwill                                   (2,924)              (11,107)
     Patent costs                                                                  (28,197)              (15,834)
     Other assets                                                                     (835)             (142,498)
                                                                               -----------           -----------
                Net cash provided from (used in) investing activities              (25,583)             (178,190)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on term loan                                                    --              (100,002)
     Purchase of treasury stock                                                   (118,108)                   --
     Payment of preferred stock dividends                                          (38,040)                   --
                                                                               -----------           -----------
                Net cash used in financing activities                             (156,148)             (100,002)
                                                                               -----------           -----------

                Net increase (decrease) in cash and cash equivalents               142,698              (814,327)
Cash and cash equivalents, beginning of period                                   2,263,967             3,854,240
                                                                               -----------           -----------

Cash and cash equivalents, end of period                                       $ 2,406,665           $ 3,039,913
                                                                               ===========           ===========

NON-CASH FINANCING ACTIVITY:
  Treasury stock retired as part of reincorporation                            $        --           $   118,108
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

2.  PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
                                                   -----------------------------         --------------------------
                                                      1998              1999                1998             1999
                                                   ---------         -----------         ---------         --------
Numerator:
    Numerator for basic earnings per share:
        Net income (loss)                          $ 113,368         $(1,231,242)        $ 280,437         $167,679
        Preferred stock dividends                    (12,270)                 --           (24,540)              --
                                                   ---------         -----------         ---------         --------
        Numerator for basic earnings per
          share-income available to Common
          shareholders                               101,098          (1,231,242)          255,897          167,679
        Effect of dilutive securities:
          Preferred stock dividends                   12,270                  --            24,540               --
                                                   ---------         -----------         ---------         --------
        Numerator for diluted earnings per
          share-income (loss) available to
          Common shareholders after
          assumed conversions                      $ 113,368         $(1,231,242)        $ 280,437         $167,679
                                                   =========         ===========         =========         ========

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       DECEMBER 31,                       DECEMBER 31,
                                                --------------------------         --------------------------
                                                  1998             1999              1998             1999
                                                ---------        ---------         ---------        ---------
Denominator:
    Denominator for basic earnings per
       share - weighted average shares          3,017,184        3,242,184         3,028,668        3,242,184
    Effect of dilutive securities:
       Convertible preferred stock              1,164,559               --         1,088,193               --
       Employee stock options                          --               --                --           12,066
                                                ---------        ---------         ---------        ---------
    Denominator for diluted earnings per
       share - weighted average and
       assumed conversion                       4,181,743        3,242,184         4,116,861        3,254,250
                                                =========        =========         =========        =========

Basic earnings (loss) per share                 $   0.034        $  (0.380)        $   0.084        $   0.052
                                                =========        =========         =========        =========

Diluted earnings (loss) per share               $   0.027        $  (0.380)        $   0.068        $   0.052
                                                =========        =========         =========        =========


3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:


                                                 JUNE 30, 1999     DECEMBER 31, 1999
                                                 -------------     -----------------
         Raw materials/work in process            $  526,553          $  673,593
         Finished goods                              623,655             422,488
                                                  ----------          ----------
                                                   1,150,208           1,096,081
         Valuation allowance                         (33,000)            (78,600)
                                                  ----------          ----------
                                                  $1,117,208          $1,017,481
                                                  ==========          ==========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of acquisition and joint venture opportunities, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission including future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources).

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

         Escalon's market strategy is to locate and acquire profitable niche medical products that it owns and controls the rights to. To finance this program, the Company sold its license and distribution rights to Betadine(R)5% Sterile Ophthalmic Prep Solution ("Betadine") and Adatosil(R)5000 Silicone Oil ("Silicone Oil"), in third quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively.

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

RESULTS OF OPERATIONS

Three and Six-Month Periods Ended December 31, 1998 and 1999

         Product revenues decreased $888,141, or 50%; to $886,534 for the three-month period ended December 31, 1999 as compared to $1,774,675 for the same period ended December 31, 1998. Product revenues declined $1,366,200 as a result of the sales of the Silicone Oil and Betadine product lines. The license and distribution rights to these product lines were sold in August and March of 1999, respectively. Revenue from the vascular access business, acquired in January 1999, provided $562,600 to partially replace this lost revenue. In the second quarter of fiscal 2000, Escalon also experienced a decline in unit sales of OEM and ISPAN(TM) gas products of $61,800 and $16,800, respectively. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products. For the six-month period ended December 31, 1999, the Company experienced a $1,149,885, or 33%, decline in revenues from the same period in fiscal 1998. Loss of revenues from discontinued product lines amounted to $2,053,400 between the two periods. Addition of vascular products offset that amount by $1,071,200. The Company also experienced a decline of $122,800 in OEM product sales for this six-month period, as well as a $44,900 decline in combined unit sales of its disposables, capital equipment and gas products.

         Cost of goods sold totaled $421,358, or 48% of revenue, for the three-month period ended December 31, 1999, as compared to $792,148, or 45% of revenue, for the same period last year. Discontinued product lines reduced comparative quarterly costs by $567,500. Vascular product line costs rose for the current quarter to $249,200, there were no comparable cost for the same period last year. Ophthalmic product manufacturing costs decreased $52,500 in the second quarter of fiscal 2000 when compared to the second fiscal quarter of 1999. For the six-month period ended December 31, 1999, cost of goods sold totaled $1,154,198, or 50% of revenue, compared with $1,509,004, or 44% of revenue, for the first six months of fiscal 1999. Costs associated with discontinued product lines decreased $828,500 in fiscal 2000. Vascular product costs rose by $502,300 and ophthalmic device costs decreased $28,600 for the like period of fiscal 1999.

         Research and development expenses increased $46,137, or 25%, for the three-month period ended December 31, 1999 when compared to the same period in 1998. Expenses for clinical trials related to providone-iodine 2.5% and Ocufit SR(R) increased $40,300 over the same quarter of fiscal 1999. When comparing the six-month periods ending December 31, 1999 and 1998, research and development costs increased $126,133, or 37%. Expenses for clinical trials increased $91,200 and vascular research costs increased $51,900 over the same period in fiscal 1999. The Company did experience favorable reductions in patent and various other developmental costs that reduced the fiscal 2000 increases by $17,000.

         Marketing, general and administrative expenses increased $324,458, or 45%, for the three-month period ended December 31, 1999 compared to the same period last year. Expenses for the vascular access product line were $331,800; there were no comparable costs in the second fiscal quarter of 1999. Salaries and wages increased $45,600, office expense rose $21,400 and legal/investor relations costs increased $66,700 (annual meeting costs, reincorporation and legal expenses related to acquisition incurred in second quarter fiscal 2000). The aforementioned costs were reduced by $123,400 for commissions, royalties and amortization for discontinued product lines and $17,700 in advertising expense. When comparing the six-month periods ending December 31, 1999 and 1998, marketing, general and administrative costs increased $580,097, or 42%. Vascular product expenses contributed $634,000. Increases were also observed in salaries and wages, $89,200; and legal/investor relations costs, $116,100. The Company realized a favorable $225,400 reduction in commissions, royalties and amortization related to discontinued product lines and $33,800 in advertising costs.

         In August 1999, the Company reported the sale of its license and distribution rights for the Adatosil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,215 gain after writing off of the remaining net book value of license and distribution rights associated with that product line. Beginning in the second quarter of fiscal 2001, the Company will also receive additional payments based on future sales of Adatosil(R) Silicone Oil over the next five years.

         After completing the initial Phase I human clinical trials in late December 1999, management re-evaluated its Ocufit SR(R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in the Company taking a one-time non-cash charge of $455,112 in the second quarter of fiscal 2000, which included write-off of the net book value for remaining goodwill and patent cost associated with this project.

         Interest income increased to $44,903 and $93,787 for the three- and six-month periods ended December 31, 1999 from $33,090 and $70,018 for the same periods in 1998. This increase is a result of increased cash and cash equivalents available for investment, due to proceeds received from sale of the Silicone Oil and Betadine product lines.

         Interest expense increased to $14,791 and $29,772 for the three- and six-month periods ended December 31, 1999 from $1,426 and $1,451 for the same periods in 1998. This is the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 1999.

         There is no provision for income taxes for the three- or six-month periods ended December 31, 1999 and 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $3,039,913 as compared to $3,854,240 at June 30, 1999. Cash and cash equivalents decreased by $814,327. During the second quarter, the Company paid off $1,000,000, the final amount due Radiance for purchase of the vascular product line. Partially offsetting this reduction in cash was a receipt of the second $529,295 installment paid on the Silicone Oil product line sale.

         On January 14, 2000, the Company completed the acquisition of Sonomed, Inc. ("Sonomed"), a manufacturer of ophthalmic ultrasound diagnostic devices. The purchase price was $12,550,000, of which $12,050,000 was paid in cash and $500,000 was represented by a promissory note, bearing interest at 10% per annum and due in 125 days.

         On January 14, 2000, the Company replaced the $2,000,000 credit facility obtained in January 1999. PNC Bank N.A. ("PNC Bank" or "Bank") granted a new $12,000,000 credit facility to assist in the Sonomed acquisition. This includes a $7,000,000 five-year term loan, a $5,000,000 reducing line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

         The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any expected to be made, under this authority.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through December 31, 2000. In the longer term, however, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical products and vascular access devices.

         YEAR 2000 ISSUES

         January 1, 2000 has passed without incident and management does not expect any new issues to emerge. Therefore, the Company will no longer comment on this matter.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 9, 1999. The following matters were acted upon:

1. The following persons were elected as directors of the Company for the next year until their successors are elected and qualified.


         Nominees for Director           For           Against        Withheld
         ---------------------           ---           -------        --------

         Richard J. DePiano          2,549,163         85,541             0
         Dr. Jay L. Federman         2,549,163         85,541             0
         Fred G. Choate              2,549,263         85,441             0
         William Kwan                2,542,429         92,275             0
         Jeffrey F. O'Donnell        2,549,263         85,441             0

         There were no broker held non-voted shares represented at the meeting with respect to this matter.

2. The shareholders approved the Company's 1999 Equity Incentive Plan.

                  For              Against         Abstain
                  ---              -------         -------
                1,275,517          76,853          11,378

         There were 1,270,956 broker held non-voted shares represented at the meeting with respect to this matter.

3. The shareholders approved the reincorporation of the Company from California to Delaware.

                  For              Against         Abstain
                  ---              -------         -------
                1,341,168          17,739          4,841

         There were 1,270,956 broker held non-voted shares represented at the meeting with respect to this matter.

4. The shareholders ratified the appointment of Parente Randolph Orlando Carey & Associates, LLC as the Company's independent auditors for fiscal year 2000.

                  For               Against        Abstain
                  ---               -------        -------
                2,560,544           68,319         5,841

         There were no broker held non-voted shares represented at the meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                Financial Data Schedule

         (b)    Reports on Form 8-K:

         A report on Form 8-K was filed on November 17, 1999, reporting, pursuant to Item 5, the reincorporation of Escalon Medical Corp. from California to Delaware.

         A report on Form 8-K was filed on January 14, 2000, a reporting, pursuant to Item 2, the purchase of all the outstanding capital stock of Sonomed, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ESCALON MEDICAL CORP.
                                         (Registrant)



DATE: February 10, 2000          By: /s/ Douglas R. McGonegal
                                    -------------------------
                                     Douglas R. McGonegal
                                     Vice President Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer) and Secretary