Form 10-Q
period 2000-03-31
ESCALON MEDICAL CORP
filed 2000-05-15
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                    Yes X   No
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date: May 5, 2000             3,242,184 Shares of Common Stock, $0.001 par value
      -----------             ---------

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                                     PAGE
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  and March 31, 2000                                                   3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended March 31, 2000 and 1999                  4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2000 and 1999                            5

                  Notes to Condensed Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    13

         Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                             13

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                      ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,              MARCH 31,
                                                                                    1999                  2000
                                                                                    ----                  ----
                                                                                                       (UNAUDITED)
                                   ASSETS
                                   ------
Current Assets:
     Cash and cash equivalents                                                   $  3,854,240         $  2,271,918
     Cash and cash equivalents - restricted                                         1,000,000                    -
     Note Receivable                                                                   15,000               15,000
     Accounts receivable, net                                                       1,063,829            1,942,921
     Inventory, net                                                                 1,117,208            1,559,351
     Other current assets                                                             142,235              172,353
                                                                                 ------------         ------------
                     Total current assets                                           7,192,512            5,961,543

Furniture and equipment, at cost, net                                                 449,555              485,660
Long-term note receivable                                                             150,000              150,000
License and distribution rights, net                                                  537,138              246,647
Patents, net                                                                          495,923              217,691
Trademarks and trade names, net                                                             -            2,268,056
Customer lists, net                                                                         -            7,593,055
Goodwill, net                                                                       1,510,207            2,350,741
Other assets                                                                           67,438              259,064
                                                                                 ------------         ------------

                                                                                 $ 10,402,773         $ 19,532,457
                                                                                 ============         ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
     Line of Credit                                                              $  1,000,000         $  5,000,000
     Notes payable, short-term                                                              -              505,147
     Current portion of long-term debt                                                200,000            1,400,000
     Accounts payable                                                                 434,308              429,774
     Accrued and other liabilities                                                  1,757,432              785,399
                                                                                 ------------         ------------
                     Total current liabilities                                      3,391,740            8,120,320

Long-term debt, net of current portion                                                733,332            5,600,000
                                                                                 ------------         ------------
                     Total  liabilities                                             4,125,072           13,720,320
                                                                                 ------------         ------------


Shareholders' Equity:
     Common stock, $0.001 par value; 35,000,000 shares authorized;
       3,377,164 and 3,242,184 shares issued, at June 30, 1999
       and March 31, 2000, respectively                                            46,024,811           46,024,811
     Treasury stock, at cost 134,980 shares in 1999                                  (118,108)                   -
     Accumulated deficit                                                          (39,629,002)         (40,212,674)
                                                                                 ------------         ------------
                     Total shareholders' equity                                     6,277,701            5,812,137
                                                                                 ------------         ------------

                                                                                 $ 10,402,773         $ 19,532,457
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

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             MARCH 31,                           MARCH 31,
                                                  ---------------------------------   ---------------------------------
                                                       1999             2000               1999              2000
                                                  ---------------  ----------------   ----------------  ---------------
Product revenues                                     $ 2,066,009       $ 2,109,521        $ 5,526,106      $ 4,419,733

Costs and expenses:
     Cost of goods sold                                  922,168           820,866          2,431,172        1,975,064
     Research and development                            242,251           296,930            583,502          764,313
     Marketing, general and administrative               951,845         1,383,349          2,349,818        3,361,419
                                                  ---------------  ----------------   ----------------  ---------------

              Total costs and expenses                 2,116,264         2,501,145          5,364,492        6,100,796
                                                  ---------------  ----------------   ----------------  ---------------

Income (loss) from operations                            (50,255)         (391,624)           161,614       (1,681,063)
                                                  ---------------  ----------------   ----------------  ---------------

Other income and expenses:
     Sale of Betadine product line                       879,159                 -            879,159                -
     Gain on sale of Silicone Oil product line                 -                 -                  -        1,848,215
     Write-off of Ocufit                                       -            22,253                  -         (432,859)
     Interest income                                      31,246            32,561            101,264          126,348
     Interest expense                                    (18,350)         (252,573)           (19,802)        (282,345)
                                                  ---------------  ----------------   ----------------  ---------------

              Total other income and expense             892,055          (197,759)           960,621        1,259,359
                                                  ---------------  ----------------   ----------------  ---------------

Income (loss) before income tax                          841,800          (589,383)         1,122,235         (421,704)

Income taxes                                                   -            43,860                  -           43,860
                                                  ---------------  ----------------   ----------------  ---------------

Net income (loss)                                      $ 841,800        $ (633,243)       $ 1,122,235       $ (465,564)
                                                  ===============  ================   ================  ===============

Basic net income (loss) per share                       $  (0.00)         $  (0.20)           $  0.08         $  (0.14)
                                                  ===============  ================   ================  ===============

Diluted net income (loss) per share                     $  (0.00)         $  (0.20)           $  0.08         $  (0.14)
                                                  ===============  ================   ================  ===============

   Weighted average shares - basic                     3,162,184         3,242,184          3,072,524        3,242,184
                                                  ===============  ================   ================  ===============

   Weighted average shares - diluted                   3,162,184         3,242,184          3,116,671        3,242,184
                                                  ===============  ================   ================  ===============





           See notes to condensed consolidated financial statements.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             --------------------------------
                                                                                1999                 2000
                                                                             -----------         ------------
Cash Flows From Operating Activities:
     Net income                                                              $ 1,122,235         $   (465,564)
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                                          283,433              513,281
          Net loss on retirement of fixed assets                                      --                4,257
          Write off of patents                                                    24,805                   --
          Gain on sale of Betadine product line                                 (879,159)                  --
          Gain on sale of Silicone Oil product line                                   --           (1,848,215)
          Write off of Ocufit                                                         --              432,859
          Change in operating assets and liabilities:
             Accounts receivable                                                (286,973)             687,283
             Inventories                                                        (355,183)             153,551
             Other current assets                                                (62,844)              41,238
             Accounts payable, accrued and other liabilities                     427,011             (336,949)
                                                                             -----------         ------------
                Net cash provided from (used in) operating activities            273,325             (818,259)
                                                                             -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                       (2,262,780)          (7,043,061)
     Proceeds from maturities of short-term investments                        1,589,016            7,043,061
     Release of restricted cash                                                       --            1,000,000
     Proceeds from sale of Betadine product line                               2,059,835                   --
     Proceeds from sale of Silicone Oil product line                                  --            1,587,885
     Purchase of vascular access business                                     (1,104,442)          (1,000,000)
     Purchase of Sonomed Inc.                                                         --          (12,050,000)
     Short term note receivable                                                  (15,000)                  --
     Purchase of  furniture and equipment                                        (48,312)             (86,648)
     Proceeds from sale of  furniture and equipment                                   --                1,300
     Long term note receivable                                                   (37,500)                  --
     License and distribution rights cost                                        (11,381)             (30,801)
     Acquisition costs                                                           (42,941)                  --
     Patent costs                                                                (44,815)             (36,915)
     Other assets                                                                   (835)            (115,552)
                                                                             -----------         ------------
                Net cash used in investing activities                             80,845          (10,730,731)
                                                                             -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from term loan                                                   1,000,000            7,000,000
     Proceeds from line of credit, net                                                --            4,000,000
     Retirement of preferred stock                                              (818,000)                  --
     Principal payments on term loan                                             (16,667)            (933,332)
     Payment of deferred finance cost                                                 --             (100,000)
     Purchase of treasury stock                                                 (118,108)                  --
     Payment of preferred stock dividends                                        (42,130)                  --
                                                                             -----------         ------------
                Net cash used in financing activities                              5,095            9,966,668
                                                                             -----------         ------------
                Net increase in cash and cash equivalents                        359,265           (1,582,322)
Cash and cash equivalents, beginning of period                                 2,263,967            3,854,240
                                                                             -----------         ------------
Cash and cash equivalents, end of period                                     $ 2,623,232         $  2,271,918
                                                                             ===========         ============


           See notes to condensed consolidated financial statements.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc. and Sonomed, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

2.  PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            MARCH 31,                                MARCH 31,
                                               -------------------------------------    ------------------------------------
                                                        1999                2000                1999                2000
                                               -----------------    ----------------    ----------------   -----------------
Numerator:
    Numerator for basic earnings per share:
        Net income (loss)                          $  841,800          $ (633,243)         $ 1,122,235         $  (465,564)
        Preferred stock dividends and
           accretion                                 (845,983)                  -             (870,523)                  -
                                               -----------------    ----------------    ----------------   -----------------
        Numerator for basic and diluted
          earnings per share-income (loss)
          available to common shareholders        $    (4,183)        $  (633,243)         $   251,712         $  (465,564)
                                               =================    ================    ================   =================

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            MARCH 31,                                MARCH 31,
                                               -------------------------------------    ------------------------------------
                                                       1999               2000                1999                2000
                                               -----------------    ----------------    ----------------   -----------------
Denominator:
    Denominator for basic earnings
     per share - weighted average shares              3,162,184            3,242,184         3,072,524             3,242,184
    Effect of dilutive securities:
         Employee stock options                               -                    -            44,147
                                                  --------------     ----------------    ---------------    -----------------
    Denominator for diluted earnings
per share - weighted average
and assumed conversion                                3,162,184            3,242,184         3,116,671             3,242,184
                                                  ==============     ================    ===============    =================

Basic earnings (loss) per share                        $  (0.00)            $  (0.20)          $  0.08              $  (0.14)
                                                  ==============    =================    ===============    =================

Diluted earnings (loss) per share                      $  (0.00)            $  (0.20)          $  0.08              $  (0.14)
                                                  ==============    =================    ===============    =================

3.  INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                      JUNE 30, 1999         MARCH 31, 2000
                                      -------------         --------------
Raw materials/work in process          $   526,553           $ 1,160,369
Finished goods                             623,655               464,150
                                       -----------           -----------
                                         1,150,208             1,624,519
Valuation allowance                        (33,000)              (65,168)
                                       ===========           ===========
                                       $ 1,117,208           $ 1,559,351
                                       ===========           ===========

4.       ACQUISITION OF SONOMED, INC.

         On January 14, 2000, the Company purchased all of the outstanding capital stock of Sonomed, Inc. ("Sonomed"), a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition was $12,550,000, $11,050,000 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,050,000 to goodwill. The excess costs are being amortized on a straight-line basis over a fifteen-year period.

         Of the $12,550,000 purchase price, $500,000 is included in notes payable at March 31, 2000. The Company is obligated to pay that amount May 15, 2000 upon resolution of issues related to final valuation of net assets acquired.

         In addition, the Company entered into a three-year employment agreement with the president of Sonomed, which provides for a $175,000 annual salary (plus cost of living adjustments). The Company also issued to key employees of Sonomed incentive stock options exercisable for the purchase of 330,000 shares of the Company's Common Stock and agreed to make available to key employees of Sonomed a bonus program of a least three per cent of Sonomed's net quarterly sales for a period of three years.

         The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                PRO FORMA RESULTS OF OPERATIONS

                                           (UNAUDITED)

                                                 NINE MONTHS ENDED MARCH 31
                                           -------------------------------------
                                                  1999              2000
                                               -------------     -----------
     Revenues                                  $  10,508,536     $  8,303,135

     Net income                                $   2,103,970     $    499,668

     Basic net income per share                        $0.40            $0.15

     Diluted net income per share                      $0.40            $0.15

     Weighted average shares - basic               3,072,524        3,242,184

     Weighted average shares - diluted             3,116,671        3,327,309

5.  BANK LOANS

         In connection with the Sonomed acquisition, PNC Bank, N.A. refinanced the Company's $2,000,000 credit facility. In so doing, it released the $1,000,000 restricted cash held as collateral for the term loan. The Company repaid the outstanding balances on its letter of credit ($1,000,000) and the term loan ($833,330). PNC Bank then granted a new $12,000,000 credit facility to assist with the acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 reducing line of credit. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. An interest rate cap agreement was entered into to cover the $7,000,000 term loan through January 2003 and $3,000,000 of the line of credit through January 2002. The maximum interest rate that may be charged on the term loan for calender year 2000 is 10% and 9.75% on the protected portion of the line of credit. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

6.  CONTINGENCIES

Litigation

         As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of acquisition and joint venture opportunities, fluctuations in results of operations, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation and in addition to those discussed in the documents filed by the Company with the Securities and Exchange Commission, future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources).

OVERVIEW

         The following discussion should be read in conjunction with the interim financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         Escalon Medical Corp. and its subsidiaries Escalon Pharmaceutical Inc., Escalon Vascular Access Inc. and Sonomed, Inc., (jointly referred to as "Escalon" or the "Company"), operate in the healthcare market specializing in the development, marketing and distribution of ophthalmic diagnostic, surgical and pharmaceutical products, as well as, vascular access devices.

         On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices, pharmaceuticals and niche medical products. Sales of products acquired from EOI are made primarily to hospitals and physicians throughout the United States

         Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. The vascular access product line was the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to cardiac cathetarization laboratories through independent distributors.

         In January 2000, the company purchased Sonomed, Inc., a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. These products are sold domestically and internationally either directly to the customer or through a series of independent distributors.

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

RESULTS OF OPERATIONS

Three and Nine-Month Periods Ended March 31, 2000 and 1999

         Product revenues increased $43,512, or 2%, to $2,109,521 for the three-month period ended March 31, 2000 as compared to $2,066,009 for the same period ended March 31, 1999. Product revenue from Silicone Oil and Betadine declined $1,218,836 from the fiscal 1999 period as a result of the sale of the license and distribution rights to those product lines in August and March of 1999, respectively. The two and a half months of revenue acquired from Sonomed contributed $1,160,680 and substantially replaced the entire revenue decline from product line sales. Revenue from the vascular access business increased $126,348 over the like period last year. In the third quarter of fiscal 2000, Escalon also experienced a decline in unit sales of OEM, ISPAN(TM) gas products, capital equipment and disposable products of $24,680. Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products. For the nine-month period ended March 31, 2000, the Company experienced a $1,106,373, or 20%, decline in revenues from the same period in fiscal 1999. Loss of revenues from product lines sold amounted to $3,272,237 between the two periods. Addition of Sonomed and vascular products offset that amount by $1,160,680 and $1,197,548, respectively. The Company also experienced an overall decline of $192,364 in sales of OEM, capital and disposable products for this nine-month period, as compared to the comparable fiscal 1999 period.

         Cost of goods sold totaled $820,866, or 40% of revenue, for the three-month period ended March 31, 2000, as compared to $922,168, or 45% of revenue, for the same period last year. Product lines sold reduced comparative quarterly costs by $509,034. Sonomed's product line costs were $337,889 for the current quarter; there were no comparable costs for the same period last year. Vascular and ophthalmic product manufacturing costs increased $64,592 and $5,250, respectively, in the third quarter of fiscal 2000 when compared to the third fiscal quarter of 1999. For the nine-month period ended March 31, 2000, cost of goods sold totaled $1,975,064, or 45% of revenue, compared with $2,431,172, or 44% of revenue, for the first nine months of fiscal 1999. Costs associated with discontinued product lines decreased $1,327,509 in the fiscal 2000 period. Sonomed's and vascular product costs rose by $337,889 and $566,883, respectively. The Company began selling the Sonomed product line in mid-January, 2000. Vascular costs represent three full quarters of operation in fiscal 2000, compared to only two and a half months of fiscal 1999 operations. Ophthalmic device costs decreased $33,371 for the like period of fiscal 1999.

         Research and development expenses increased $54,679, or 23%, for the three-month period ended March 31, 2000 when compared to the same period in 1999. Expenses for clinical trials related to providone-iodine 2.5% increased $51,150 and Ocufit SR(R) costs decreased $78,300 (project abandoned in December
1999) over the same quarter of fiscal 1999. The quarterly increase includes $59,600 for Sonomed products; an additional $14,800 for vascular products; and a $7,400 increase in other medical device research costs. When comparing the nine-month periods ending March 31, 2000 and 1999, research and development costs increased $180,811, or 31%. Expenses for clinical trials (Ocufit and 2.5% providone-iodine) increased $70,500; Sonomed's and vascular research costs increased $59,600 and

$66,700, respectively, over the same period in fiscal 1999. The Company did experience favorable reductions in patent and various other developmental costs that reduced the fiscal 2000 increases by $16,000.

         Marketing, general and administrative expenses increased $431,504, or 45%, for the three-month period ended March 31, 2000 compared to the same period last year. The direct marketing, general and administrative expenses related to Sonomed increased expenses $252,500. Depreciation and amortization expense also increased $119,500 due to that acquisition. Expenses for the vascular access product line increased by $133,800 from fiscal 1999. This resulted from the Company's effort to promote these products by increasing the sales staff, related travel expense and additional royalties as sales volume increased. The sale of Silicone Oil and Betadine reduced quarterly royalty and commission expenses by $85,200. When comparing the nine-month periods ending March 31, 2000 and 1999, marketing, general and administrative costs increased $1,014,726, or 43%. Vascular products and Sonomed contributed $767,700 and $252,500, respectively. Increases also occurred in salaries and wages, $98,000; legal/investor relations costs, $62,600; travel, $41,000; and office expenses, $40,000. The Company realized a favorable $234,500 reduction in commissions and royalties related to product lines sold.

         In March 1999, the Company reported the sale of its inventory, license and distribution rights for Betadine(R)5% Sterile Ophthalmic Prep Solution. This sale resulted in a $879,159 gain, after adjusting for the cost of inventory sold, and the write-off of the remaining goodwill and license and distribution rights associated with that product line.

         In August 1999, the Company reported the sale of its license and distribution rights for the Adatosil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,215 gain after writing off of the remaining net book value of license and distribution rights associated with that product line. Beginning in the second quarter of fiscal 2001, the Company will also receive additional payments based on future sales of Silicone Oil through 2004.

         After completing the initial Phase I human clinical trials in late December 1999, management re-evaluated its Ocufit SR(R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in the Company taking a charge of $455,112 in the second quarter of fiscal 2000, which included write-off of the net book value for remaining goodwill and patent cost associated with this project. That estimate cost was reduced slightly in the third quarter, but the Company anticipates that when all related closing expenses are incurred by year-end, the original estimate will be attained.

         Interest income increased to $32,561 and $126,348 for the three- and nine-month periods ended March 31, 2000 from $31,246 and $101,264 for the same periods in 1999. On a quarterly basis, the average daily cash balance in fiscal 2000 was slightly less; however, the Company was earning interest at higher rates. This increase on a nine-month basis is a result of increased cash and cash equivalents available for investment, due to proceeds received from sale of the Silicone Oil and Betadine product lines and higher interest rates.

         Interest expense increased to $252,573 and $282,345 for the three- and nine-month periods ended March 31, 2000 from $18,350 and $19,802 for the same periods in 1999. This is the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 1999 and 2000. In connection with the Sonomed acquisition, PNC Bank ("PNC Bank" or "Bank") refinanced its existing debt, providing $12,000,000 of financing to the Company.

         There is no provision for federal income taxes for the three- or nine-month period ended March 31, 2000 and 1999 due to the utilization of net operating loss carryforwards. At March 31, 2000, the Company recorded a $43,900 provision for state tax income liabilities that are not covered by net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $2,271,918 as compared to $3,854,240 at June 30, 1999, a decrease of $1,582,322.
During the third quarter, the Company paid off $1,833,330 in outstanding debt to PNC Bank N.A. and incurred $100,000 in financing fees. Partially offsetting this reduction in cash was a receipt of the third $529,295 installment paid on the Silicone Oil product line sale. The $1,000,000 in restricted cash and cash equivalents resulted from the Bank's release of its collateral for the term loan.

         On January 14, 2000, the Company completed the acquisition of Sonomed, Inc. ("Sonomed"), a manufacturer of ophthalmic ultrasound diagnostic devices. The purchase price was $12,550,000, of which $12,050,000 was paid in cash and $500,000 was represented by a promissory note, bearing interest at 10% per annum and due in 125 days.

         On January 14, 2000, the Company replaced the $2,000,000 credit facility obtained in January 1999. The Bank granted a new $12,000,000 credit facility to assist in the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 reducing line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the line of credit is based on prime plus 0.75% and the term loan is based on prime plus 1.0%. Floating interest rate protection is in place to cover the $7,000,000 term loan through January 2003 and $3,000,000 of the line of credit through January 2002. The maximum interest rate that may be charged on the term loan for calendar year 2000 is 10% and 9.75% on the protected portion of the line of credit.

         Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

         The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any currently expected to be made, under this authority.

         The Company's Common Stock is currently listed on the Nasdaq National Market. In order to maintain that listing, the Company must maintain $4,000,000 in net tangible assets, a $5,000,000 market value of the public float, two market-makers and a minimum bid price of $1.00 per share. As of March 31, 2000, the Company does not meet the net tangible asset test by $538,600. Escalon will seek to have it shares traded on an alternative trading market, should this listing be suspended.

         The Company anticipates that the cash and cash equivalents and the interest earned thereon, together with funds generated from future product sales, should be adequate to satisfy its capital requirements, based on current levels of operations, through March 31, 2001. In the longer term, however, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the significant expenditures anticipated with development of its surgical products, pharmaceutical products and vascular access devices.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information contained in Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Financial Data Schedule

        (b) Reports on Form 8-K:

        A report on Form 8-K was filed on January 14, 2000, reporting the purchase of all of the outstanding Common Stock of Sonomed, Inc.

        A report on Form 8-K/A was filed on March 30, 2000, amending the Form 8-K, as filed on January 14, 2000, and reporting the financial information related to the purchase of Sonomed, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ESCALON MEDICAL CORP.
                                       (Registrant)



DATE: May 15, 2000              By: /s/ Douglas R. McGonegal
                                   -------------------------------------------
                                   Douglas R. McGonegal
                                   Vice President Finance and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer) and Secretary