Form 10-K
period 2000-06-30
ESCALON MEDICAL CORP
filed 2000-09-28
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2000
                                            or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
          _____________

                         COMMISSION FILE NUMBER 0-20127

                              ESCALON MEDICAL CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                          33-0272839
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

351 East Conestoga Road
Wayne, PA                                         19087
(Address of principal executive offices)          (Zip Code)


         Registrant's telephone number, including area code 610-688-6830

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:                Name of each exchange on which registered:
      None                                          None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, Par Value $0.001 per share

          Class A Redeemable Common Stock Purchase Warrants, 4 warrants plus $25 exercisable for the purchase of one share of Common
                        Stock, Par Value $0.001 per share

          Class B Redeemable Common Stock Purchase Warrants, 4 warrants plus $30 exercisable for the purchase of one share of Common
                        Stock, Par Value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,101,207

The number of shares of the Registrant's Common Stock outstanding as of September 22, 2000, was 3,242,184.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                              ESCALON MEDICAL CORP.

                             FORM 10-K ANNUAL REPORT
                       For Fiscal Year Ended June 30, 2000

                                TABLE OF CONTENTS


PART I.
                                                                                                         Page
                                                                                                         ----
Item 1.        Business                                                                                    1

Item 2.        Properties                                                                                  5

Item 3.        Legal Proceedings                                                                           5

Item 4.        Submission of Matters to a Vote of Security Holders                                         6

PART II.

Item 5.        Market for Registrant's common equity and related stockholder matters                       6

Item 6.        Selected financial data                                                                     7

Item 7.        Management's discussion and analysis of financial condition and results of operations       8

Item 7A.       Quantitative and qualitative disclosures about market risk                                 11

Item 8.        Financial statements and supplementary data                                                11

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure       11

PART III.

Item 10.       Directors and executive officers of the Registrant                                         11

Item 11.       Executive compensation                                                                     13

Item 12.       Security ownership of certain beneficial owners and management                             15

Item 13.       Certain relationships and related transactions                                             16

PART IV.

Item 14.       Exhibits, financial statement schedules and reports on Form 8-K                            17

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation, the following: (i) the competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) economic and regulatory conditions which could adversely affect sales of the Company's products, including the uncertainty of FDA approval for any new applications;
(iii) the ability of the Company to successfully develop and market new products; (iv) future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) uncertain protection of important proprietary technology; (vi) the outcome of litigation matters; (vii) limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) dependence on key personnel; and (ix) the ability of the Company to maintain its listing on the NASDAQ SmallCap Market.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

        Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Sonomed, Inc., Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc. and Escalon Digital Vision, Inc. (jointly referred to as "Escalon" or the "Company"), operates in the healthcare market specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceutical and vascular access products.

        In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to research and development of ultrafast laser systems designed for treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("IntraLase"), in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing laser technology through to commercialization.

        To further diversify its product portfolio, in January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. These products use doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. This was the first step in a plan of diversification to acquire profitable niche medical products. In January 2000, the Company purchased Sonomed, Inc., a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Escalon Digital Vision, Inc. as a wholly-owned subsidiary. This subsidiary formed a joint venture with MegaVision to develop and market a digital camera back for ophthalmic photography.

        The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

SONOMED EQUIPMENT

        Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. The systems are of three types: A-scans, B-scans and Pachymeters. The A-scan provides information about the internal structure of the eye by sending a beam of ultrasound along a fixed axis through the eye and displaying the various echoes reflected from surfaces intersected by the beam. The principal echoes occur at the cornea, both surfaces of the lens and the retina. The system displays the position and magnitudes of the echoes on an electronic display. This allows the ophthalmologist to view structures within the eye and differentiate between normal tissue and pathology, such as tumors and cysts. The A-scan also contains software for measuring distances within the eye. This information is primarily used to calculate lens power for implants; e.g. in preparation for cataract operations.

        The B-scan is primarily a diagnostic tool, which supplies information to the physician where the media within the eye are cloudy or opaque. Whereas the physician normally uses light, which cannot pass through such media, the ultrasound beam is capable of passing through the opacity and displaying an image of the internal structures of the eye. Unlike the A-scan, the B-scan transducer is not in a fixed position; it swings through a 60 degree sector to provide a two dimensional image of the eye.

        The pachymeter uses the same principles as the A-scan, but the system is tailored to measure the thickness of the cornea. With the advent of refractive surgery (where the cornea is actually cut and reshaped), this measurement has become critical. The surgeon must know the precise thickness of the cornea so as to set the blade to make a cut of approximately 20% of the thickness of the cornea.

VASCULAR ACCESS PRODUCTS BUSINESS

        In January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. This added the PD Access(TM) and Smartneedle(TM) lines of monitors, needles and catheter products. These patented devices utilize a miniature doppler ultrasound probe that is inserted in the lumen of a vascular access needle. When the device is placed subcutaneously in a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful access. The Company has focused it's efforts on marketing to the cardiac catheterization laboratories.

ESCALON DIGITAL VISION

        The CFA camera back is being developed by Escalon Medical Imaging, LLC; a joint venture with MegaVision, a privately held company based in Santa Barbara, CA. The camera back technology developed by MegaVision is at the cutting edge of digital photography. The images produced by this system furnish a very high level of detail. This camera back will be sold to ophthalmologists for photographic diagnosis of retinal disorders. Development began in the fourth quarter of fiscal 2000 and should be completed in the second quarter of fiscal 2001.

SURGICAL PRODUCTS BUSINESS

        The Company develops, manufactures and distributes ophthalmic surgical products, which are utilized primarily by the vitreoretinal ophthalmic surgeon. In addition, the Company manufactures, on a contract basis, certain of its products for other companies. The following is a summary of the Company's key surgical product lines:

ISPAN Intraocular Gases

        The Company distributes two intraocular gas products, C(3)F(8) and SF(6), which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement with

Scott Medical Products ("Scott"), Escalon distributes packages of Scott gases in canisters containing 25 grams or less of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.

Fiber Optic Light Source Products

        Light source and fiber optic products are widely used by the vitreoretinal surgeon during surgery. The Company offers the surgeon a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

AdatoSil(R)5000 Silicone Oil ("Silicone Oil")

        Until August, 1999 the Company distributed AdatoSil(R)5000 Silicone Oil, a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The license and distribution rights for this product were sold to Bausch & Lomb Surgical, Inc. for $2.1 million and additional cash consideration payable over the next four years. See Form 8-K, as filed on August 26, 1999, for additional details.

Viscous Fluid Transfer Systems

        Escalon markets several viscous fluid transfer systems and related disposable syringe products, which aid the surgeon in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow the surgeon to manipulate the flow of oil during surgery.

PHARMACEUTICAL PRODUCTS BUSINESS

         The Company retains the license and rights for Povidone-Iodine 2.5% Solution. The product requires further development before achieving FDA approval. The Company has suspended further development pending the establishment of strategic partnership arrangements.

        Povidone-Iodine 2.5% Solution is a broad-spectrum antimicrobial intended to prevent ophthalmia neonatorum in newborns.


RESEARCH AND DEVELOPMENT

        The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility. The development of the ultrasound ophthalmic equipment is performed at the Company's Long Island, NY facility. Research and development expenditures for fiscal years 2000, 1999 and 1998 amounted to $1.0 million, $.7 million and $.5 million, respectively. Following the suspension of development of Ocufit SR, the Company took a net write down of $418,000.

MANUFACTURING AND DISTRIBUTION

        Escalon leases 13,500 square feet of space in New Berlin, Wisconsin for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's ophthalmic surgical products are distributed from its Wisconsin facility. The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

        The Company designs, develops and services its ultrasound ophthalmic products at its Sonomed facility in Long Island, New York. This facility contains 7,100 square feet.

        The Company has aggressively pursued and achieved ISO9001 certification in both manufacturing facilities for all medical devices produced. CE certification has been obtained for disposable delivery systems, vascular access products and certain high end ultrasound models manufactured by Sonomed.

MARKETING AND SALES

        Escalon sells most of its ophthalmic device and instrument products directly to the end user through seven independent sales representatives. They are based in Kansas, New Jersey, New York, Massachusetts, Minnesota, Florida and California. These independent representatives market to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery.

        Vascular access products are marketed domestically through a series of ten specialty distributors managed by the Company's sales team.

        The Sonomed product range is sold through distributors and directly to medical institutions in the USA and overseas.

SERVICE AND SUPPORT

        Escalon maintains a full service program for all products sold. Warranties exist on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and vascular access products. The Sonomed products are serviced at the Long Island facility.

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

PATENTS AND ROYALTIES

        The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. Ten United States issued patents, and thirteen patents issued overseas, cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser systems (licensed to IntraLase), three patents have been issued in the United States and twelve overseas. Vascular access products are covered by a total of five patents, which provide protection in the United States, Europe, Japan and overseas. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The Company intends to vigorously defend its patents if the need arises.

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

        The vascular access product is a low-price, disposable device, and as such it has no competition. However, there is a significantly higher-priced non-disposable device marketed which also facilitates vascular access.

        There are a variety of other devices that directly compete with the products acquired from Sonomed and the product being developed by Escalon Medical Imaging.

HUMAN RESOURCES

        As of June 30, 2000, Escalon employed 63 full-time employees and one part-time employee. Fifteen of Escalon's full-time employees are in general administrative and marketing positions, eight are employed in sales, 34 are in manufacturing, two and a half are in R&D and three and a half are in service. Escalon's employees are not covered by a collective bargaining agreement and Escalon considers its relations with employees to be good.

ITEM 2. PROPERTIES

        The Company leases an aggregate of approximately 22,000 square feet of space for its (a) executive offices in Wayne, Pennsylvania, (b) manufacturing/warehouse facility in New Berlin, Wisconsin, (c) manufacturing facility in Long Island, New York and (d) consultant's office/storage facility in Turnersville, New Jersey. The Wisconsin facility lease covering approximately 13,500 square feet of space expires in April 2007. The consultant's office space leases expire in December 2000. The property leased in Wayne, Pennsylvania was subleased from a company that is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. This property was sold to a third party on July 26th 2000; the Company continues to lease 700 square feet from the new owner. The Long Island facility lease, covering approximately 7,100 square feet expires during fiscal 2005. Annual rent under all of the Company's lease arrangements approximates $186,000.

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

        In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and insurance carrier have deposited such funds in an escrow account.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Beginning June 7, 2000, the Company's Common Stock is traded on the Nasdaq SmallCap market under the symbol "ESMC." The following table sets forth, for the periods indicated the high and low sales prices as quoted on the Nasdaq Stock Market.

       Period                                                 High       Low
       ------                                                 ----       ---
        Fiscal 1999:
           First Quarter                                      $1.00     $0.56
           Second Quarter                                     $2.19     $0.56
           Third Quarter                                      $3.38     $2.31
           Fourth Quarter                                     $2.81     $1.88
        Fiscal 2000:
           First Quarter                                      $2.50     $1.82
           Second Quarter                                     $2.50     $1.50
           Third Quarter                                      $7.38     $2.00
           Fourth Quarter                                     $4.25     $1.50


        As of September 22, 2000, there were 1,303 holders of record of the Company's Common Stock. On September 22, 2000, the closing sale price of the Common Stock as reported by the Nasdaq Stock Market was $2.563.

        The Common stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, an investor could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

        The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and working capital needs and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein in Item 8.

                                                              FOR THE YEARS ENDED JUNE 30,
STATEMENT OF OPERATIONS DATA:             1996            1997            1998            1999            2000
                                        --------        --------        --------        --------        --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                               $  2,341        $  5,431        $  5,942        $  7,559        $  6,670
Costs and expenses:
  Cost of goods sold                       1,229           2,650           2,589           3,282           2,874
  Research and development                 1,723           1,571             495             738             984
  Marketing, general and
    administrative                         2,723           3,716           2,805           3,332           4,661
  Write down of goodwill,
    license and distribution
    rights and patents                        --           3,319              --              --             418
  Acquired research and
       development                         1,000              --              --              --              --
                                        --------        --------        --------        --------        --------
    Total costs and expenses               6,675          11,256           5,889           7,352           8,937
                                        --------        --------        --------        --------        --------

Income (loss) from operations             (4,334)         (5,825)             53             207          (2,267)
Sale of Silicone Oil product line             --              --              --              --           1,864
Sale of Betadine product line                 --              --              --             879              --
Equity in loss of unconsolidated
   joint venture                              --              --              --              --             (33)
Interest income                              257             141             119             145             149
Interest expense                              (5)             (1)             (1)            (37)           (576)
                                        --------        --------        --------        --------        --------
Net income (loss)                       $ (4,082)       $ (5,685)       $    171        $  1,194        $   (863)
                                        ========        ========        ========        ========        ========
Basic net income (loss)
  per share                             $  (2.97)       $  (2.16)       $  (0.04)       $   0.10        $  (0.27)
                                        ========        ========        ========        ========        ========
Diluted net income (loss)
  per share                             $  (2.97)       $  (2.16)       $  (0.04)       $   0.10        $  (0.27)
                                        ========        ========        ========        ========        ========
Weighted average shares-basic
  Used in per share computation            1,893           2,630           2,673           3,115           3,242
                                        ========        ========        ========        ========        ========
Weighted average shares-diluted
  Used in per share computation            1,893           2,630           2,673           3,115           3,242
                                        ========        ========        ========        ========        ========



                                                               FOR THE YEARS ENDED JUNE 30,
BALANCE SHEET DATA:                       1996             1997            1998            1999            2000
                                        --------         --------        --------        --------        --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Cash and cash equivalents               $  2,585         $  1,753        $  2,264        $  3,854        $    177
Working capital (deficit)                  3,754            2,170           3,465           3,801          (3,211)
Total assets                              11,600            5,834           6,734          10,403          16,845
Accumulated deficit                      (34,162)         (39,847)        (39,952)        (39,629)        (40,610)
Total shareholders' equity                10,483            4,798           6,049           6,278           5,415

         Note: No cash dividends were paid in any of the years presented

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, which are set forth elsewhere herein.

OVERVIEW

               Escalon Medical Corp. and its subsidiaries, Sonomed, Inc., Escalon Pharmaceutical Inc., Escalon Vascular Access Inc. and Escalon Digital Vision, Inc., (jointly referred to as "Escalon" or the "Company") operate in the healthcare market specializing in the development, manufacture, marketing and distribution of ophthalmic diagnostic, surgical and pharmaceutical products, as well as, vascular access devices.

               On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon the completion of the acquisition, the Company changed its market focus and is now engaged in developing, marketing and distributing ophthalmic medical devices, pharmaceuticals and niche medical products. Sales of the products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

               Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. This was significant as the Company's first step in diversification. The vascular access product line was the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to the cardiac catheterization laboratories through a series of independent distributors.

               In January 2000, the Company purchased Sonomed, Inc., a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. These products are sold domestically and internationally either directly to the customer or through a series of independent distributors.

               The Company entered into a joint venture with MegaVision, Inc. in April 2000. The joint venture has been named Escalon Medical Imaging, LLC ("Imaging"). The purpose of Imaging is to develop, manufacture and market hardware and software to retro-fit existing ophthalmic photographic equipment to digital technology. The company and MegaVision, Inc. each own 50% of Imaging.

               Escalon's market strategy is to locate and acquire profitable niche medical products that it will own and control rights to. To finance this program, the Company sold its license and distribution rights to Betadine (R) 5% Sterile Ophthalmic Prep Solution ("Betadine") and AdatoSil (R) 5000 Silicone Oil ("Silicone Oil"), in the third quarter of fiscal 1999 and the first quarter of 2000, respectively.

               To further develop and commercialize its proprietary laser technology, in October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase, in return for an equity interest in IntraLase and future royalties on product sales. IntraLase has the responsibility of funding and developing the laser technology through to commercialization.

               The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the healthcare market.

RESULTS OF OPERATIONS

Years Ended June 30, 1999 and 2000

               Product revenues decreased $889,000, or 11.76%, to $6,670,000 in fiscal year 2000 as compared to $7,559,000 in fiscal year 1999. Product revenue from Silicone Oil and Betadine declined $4,390,000 as compared to fiscal 1999 as a result of the sale of the license and distribution rights to those product lines in August and March of 1999, respectively. The five and a half months of revenue acquired from Sonomed contributed $2,536,000 and revenue from the Company's vascular access business increased $1,405,000, or 149.47%, to $2,345,000 in fiscal year 2000 as compared to $940,000 in fiscal year 1999. Escalon experienced a decline in sales of OEM, ISPAN(TM) gas products, capital equipment and disposable products of $377,000 or 25.89% to $1,079,000 in fiscal year 2000 as compared to $1,456,000 in fiscal year 1999. The Company did not change the price of any of its' products over this period.

               Cost of goods sold totaled $2,874,000, or 43.09% of revenue, for fiscal year 2000, as compared to $3,282,000, or 43.42% of revenue, for fiscal year 1999. The $408,000 decrease in total cost of goods sold is due to discontinued product lines (Betadine and Silicone Oil) in the Company's medical business unit. Cost of goods sold in the medical business unit decreased $1,927,000 to $937,000 for fiscal 2000 as compared to $2,864,000 for fiscal 1999. Sonomed's product line costs for the 2000 fiscal year were $927,000; there were no comparable costs for fiscal 1999 as the Company began selling the Sonomed product line in mid-January 2000. In fiscal 2000, the vascular business unit's product manufacturing costs increased $592,000 when compared to fiscal 1999. This increase is in proportion to the corresponding increase in vascular revenues. Vascular's costs represent a full year of operation in fiscal 2000 as compared to only five and a half months of activity for fiscal 1999.

               Marketing, general and administrative expenses increased $1,329,262, or 39.90% for fiscal 2000 as compared to fiscal 1999. Marketing, general and administrative expenses related to Sonomed contributed $951,000 to the increase, as there were no comparable expenses for fiscal 1999. Marketing, general and administrative expenses in the vascular business unit increased $773,000 to $1,310,000. This is due to the fact that there was only five and a half months of activity in vascular in 1999 as compared to a full year in fiscal 2000. Expenses in the medical business unit offset the Sonomed and vascular increases by $395,000. This decrease is attributed to discontinued product lines (Betadine and Silicone Oil). Specifically, employee-related expenses (salaries, bonuses, commissions and benefits) decreased $371,000 to $163,000, product royalties (mainly Betadine and Silicone Oil) decreased $71,000 to $51,000 and meeting expenses decreased $37,000 to $24,000 in fiscal 2000 as compared to fiscal 1999.

               Research and development expenses increased $246,000, or 33.33%, for fiscal 2000 as compared to fiscal 1999. Research and development related to Sonomed increased $126,000 in fiscal 2000 as there were no comparable expenses in fiscal 1999. Research and development in the vascular business unit increased $47,000 to $72,000. This is due to the fact that there was only five and a half months of activity in vascular in 1999 as compared to a full year in fiscal 2000. Expenses in the medical business unit increased $72,000 to $786,000. The increase is explained by the growth in the number of personnel necessary at the Wisconsin facility to support the vascular business.

               After completing the initial Phase I human clinical trials in late December 1999, management reevaluated its Ocufit SR (R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in the company taking a charge of $418,000, which included write-off of the net book value for remaining goodwill and patent costs associated with this project.

               In March 1999, the Company sold its inventory, license and distribution rights for Betadine. This sale resulted in a $879,000 gain, after adjusting for the cost of inventory sold, and the write-off of the remaining goodwill and license and distribution rights associated with that product line.

               In August 1999, the Company sold its license and distribution rights for Silicone Oil. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. Beginning in the second quarter of fiscal 2001, the Company will also receive additional payments based upon future sales of Silicone Oil through 2004.


                 At June 30, 2000, Escalon Medical Imaging was still in the development stage. Escalon has recognized a $33,000 loss for its portion of fourth quarter 2000 activity of the joint venture. The expenses relate to initial marketing ($20,000) and development/engineering ($13,000).

               Interest expense increased $539,000 to $576,000 in fiscal 2000 from $37,000 in fiscal 1999. This is the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 1999 and 2000. In connection with the Sonomed acquisition, PNC Bank, NA refinanced its existing debt, providing $12,000,000 of financing to the Company.

               There is no provision for federal income taxes for fiscal years 2000 and 1999 due to the allowance against the tax benefit of the net operating loss incurred in fiscal 2000, and due to the utilization of the net operating loss carryforward for fiscal 1999.

Years Ended June 30, 1998 and 1999

               Product revenues increased to $7,559,000 in fiscal year 1999 from $5,942,000 in fiscal year 1998. This increase of $1,617,000 or 27.21%, is due to the increase in unit sales of Adatosil (R) 5000 Silicone Oil, vascular access products, contract manufactured equipment and ISPAN(TM) Intraocular Gases. These increases were negatively impacted by a decrease in the unit sales of the Company's equipment, related disposable product lines and Betadine (R) 5% Sterile Ophthalmic Prep Solution (this product line was sold in March 1999). Contract manufacturing revenues vary from quarter to quarter depending on when orders are received and the lead times to produce such products.

               Cost of goods sold totaled $3,282,000, or 43.42% of revenues, for fiscal year 1999 as compared to $2,589,000, or 43.57% of revenues, for the year ended June 30, 1998. The slight decrease in cost of goods sold as a percentage of revenues is due primarily to a change in the product mix during the respective periods, with the addition of vascular access products and the disposal of the Betadine product line.

               Research and development expenses increased from $495,000 in fiscal year 1998 to $738,000 in fiscal year 1999, an increase of $243,000, or 49.09%. This represents increased spending for Ocufit SR (R), which entered the clinical trial stage; and preliminary spending for Povidone-Iodine 2.5% Solution, which will enter development by the second quarter of fiscal 2000, these categories contributed $120,000 over fiscal 1998 spending. The addition of vascular access manufacturing to the Wisconsin facility caused the Company to incur $45,000 in additional costs, in preparation for the relocation. The abandonment of two medical patents and additional ISO 9000 expenses contributed $25,000 and $35,000, respectively. Staffing levels for Wisconsin also increased to help prepare for future growth and maintain the required documentation for the ISO/CE program.

               Marketing and general and administrative expenses increased $526,000, or 18.75%, to $3,332,000 for the year ended June 30, 1999 as compared to $2,805,000 in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 2000, the Company had cash and cash equivalents of $177,106 as compared to $3,854,240 at June 30, 1999; during the year ended June 30, 2000, cash and cash equivalents decreased $3,677,134. The major items contributing to this change in cash were the purchase of Sonomed, Inc. (net of cash acquired) reducing cash by $12,250,540, proceeds from the term loan (net of principal payments) and net borrowings on the line of credit, both of which were used to finance the Sonomed acquisition, which increased cash by $8,398773, and the proceeds from the sale of Silicone Oil which provided $2,117,180. Cash used in operating activities was $1,440,746.

               On January 14, 2000, the Company completed the acquisition of Sonomed, Inc. ("Sonomed"), a manufacturer of ophthalmic ultrasound diagnostic devices. The purchase price was $12,250,540, of which $12,050,000 was paid in cash and the balance was represented by a promissory note, bearing interest at 10% per annum and due in 125 days.

               On January 14, 2000, the Company replaced the $2,000,000 credit facility obtained in January 1999. The Bank granted a new $12,000,000 credit facility to assist in the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 reducing line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the line of credit is based upon prime plus 0.75% and the term loan is based on prime plus 1.0%. Floating interest rate protection is in place to cover the

$7,000,000 through January 2003 and $3,000,000 of the line of credit through January 2002. The maximum interest rate that may be charged on the term loan for calendar year 2000, and on the protected portion of the line of credit is 9%. The maximum rate on the term loan for calendar years 2001 and 2002 is 9.5% and 10% respectively. The protection on the line of credit remains at 9% until January 1, 2002. Escalon paid $100,000 in finance fees and $122,800 in interest rate cap protection fees that are recorded in other assets. These will be amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

               The terms of these credit facilities include certain financial covenants with which the Company is required to comply. As of June 30, 2000, the Company failed to comply with five such financial covenants, at which time, the total amount of indebtedness to the Bank was $9,801,009. The Bank has agreed to waive the right to accelerate payments as a result of this default, until July 1, 2001.

               The Company anticipates that the cash generated from future product sales, together with cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on current levels of operations. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the significant expenditures needed to fund its' aggressive growth-through-acquisition strategy.

               The Common stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, an investor could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

               The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               The interest rate risk associated with the loans from PNC Bank, NA has been limited by an interest cap agreement, see note 5. In fiscal 2000 approximately 23% of the Company's revenue was derived from overseas sales. The price of all product sold overseas is denominated in US dollars and consequently incurs no exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the nominees for Class I directors and the Class II directors and Class III directors who will continue in office after the annual meeting until the expiration of their respective terms, together with certain information regarding them, are as follows:

Class I Directors *                                             NOMINEES FOR ELECTION
-------------------------------------------------------------------------------------------------------------
                         DIRECTOR        YEAR         AGE       PRINCIPAL OCCUPATIONS DURING PAST FIVE YEARS
                           SINCE       TERM WILL                AND CERTAIN DIRECTORSHIPS
NAME OF DIRECTOR                       EXPIRE*
-------------------------------------------------------------------------------------------------------------
William Kwan               1999         2003          60        Retired; Vice President of Business Development of
                                                                Alcon Laboratories, Inc., a
                                                                medical products company, from
                                                                October 1996 to 1999, and Vice
                                                                President of International
                                                                Surgical and Instruments from
                                                                November 1989 to October 1996.

                                                                Principal and operator of real estate and
Anthony Coppola            2000         2003          63        commercial property, from 1988 to present;
                                                                Retired Division President of SKF
                                                                Industries, a manufacturing
                                                                company, from 1963 to 1986.


* If elected at the annual meeting.


Class III Directors                Directors Continuing in Office
-------------------------------------------------------------------------------------------------------------
                                   YEAR FIRST BECAME DIRECTOR, YEAR TERM WILL EXPIRE, PRINCIPAL OCCUPATIONS
Name of Director          Age      DURING PAST FIVE YEARS AND  Certain Directorships
-------------------------------------------------------------------------------------------------------------
Richard J. DePiano        59       Mr. DePiano has been a director of the Company since February 1996 and has served as Chairman and Chief Executive Officer of the Company since March
                                   1997.  Mr. DePiano's term will expire in 2002.  Mr. DePiano has been the
                                   Chief Executive Officer of the Sandhurst Company, L.P. and Managing
                                   Director of the Sandhurst Venture Fund since 1986.  Mr. DePiano is Chairman of the Board of Directors of Surgical Laser Technologies, Inc. and a
                                   director of PhotoMedex, Inc.

Jay L. Federman, MD       62       Dr. Federman served as the Chairman of the Board of Directors of the
                                   Company from February 1996 to March 1997 and continues to serve on the
                                   Board of Directors.  Dr. Federman's term will expire in 2002.  Dr. Federman has served as the Chief of the Division of Ophthalmology at the Medical
                                   College Pennsylvania and M.C.P. Hahnemann School of Medicine and as
                                   Co-Director of the Retina Service at Wills Eye Hospital in Philadelphia,
                                   Pennsylvania.  Dr. Federman is a director of Surgical Laser Technologies,
                                   Inc.

CLASS II DIRECTORS                 DIRECTORS CONTINUING IN OFFICE
-------------------------------------------------------------------------------------------------------------
NAME OF DIRECTOR           AGE     Year First Became Director, Year Term Will Expire, Principal Occupations
                                   During Past Five Years and Certain Directorships
-------------------------------------------------------------------------------------------------------------
Fred G. Choate             54      Mr. Choate has been a director of the Company since November 1998.  Mr.
                                   Choate's term will expire in 2001.  Mr. Choate has served as President of
                                   Beaumark Capital LLP, a venture capital firm, since January 1999.  Mr.
                                   Choate served as Manager of the Greater Philadelphia Venture Capital Corp.
                                   from 1992 through 1998.

Jeffrey F. O'Donnell      40       President and CEO of PhotoMedex, Inc. since November 1999.  Mr.
                                   O'Donnell's term will expire in 2001.  Mr. O'Donnell was President and CEO of X-SITE Medical L.L.C. from January 1999 until November 1999. President of Radiance Medical Systems Inc., cardiology products, from May 1997 to
                                   January 1999; Vice President of Sales of Kensey Nash Corporation,
                                   cardiology products, from January 1995 to May 1997.


  Section 16(a) Beneficial ownership reporting compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the period July 1, 1999 through June, 30, 2000, all filing requirements applicable to its officers and directors were complied with, except that Richard J. DePiano, Jay L. Federman, Ronald L. Hueneke, Fred G. Choate, William Kwan and Jeffrey O'Donnell each reported one transaction during the year ended June 30, 2000 late and Fred G. Choate and William Kwan file their respective initial reports on Form 3 late and each filed their respective Form 5 late.

ITEM 11.       EXECUTIVE COMPENSATION

        The following table sets forth certain compensation paid by the Company to its Chief Executive Officer and its President for all services rendered in all capacities for the periods shown.


                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION               LONG-TERM
                                                             COMPENSATION
                                                                 AWARDS
-------------------------------------------------------------------------------------------------------------
NAME AND                 YEAR   SALARY     BONUS      OTHER ANNUAL    SECURITIES      ALL OTHER
PRINCIPAL POSITION                                    COMPENSATION    UNDERLYING   COMPENSATION(3)
                                                                       OPTIONS
-------------------------------------------------------------------------------------------------------------
 Richard J. DePiano(1)   2000   $240,000      --            --            --           $27,400
 Chairman and Chief      1999   $240,000   $120,000         --          $10,938           --
 Executive Officer       1998   $240,000      --            --            --              --

 Ronald L. Hueneke(2)    2000   $105,000      --            --            --            6,500
 President and Chief     1999   $105,000    $40,000         --          $ 3,125           --
 Operating Officer       1998   $105,000    $20,000         --          $ 5,625           --


(1) Mr. DePiano became Chairman and Chief Executive Officer of the Company on March 1, 1997.

(2) Mr. Hueneke became President and Chief Operating Officer of the Company on July 1, 1998.

(3) Includes payment by the Company of (i) in the case of Mr. DePiano, (a) an automobile allowance in the amount of $10,400 and (b) $17,000 in insurance premiums paid for life insurance; (ii) in the case of Mr. Hueneke an automobile allowance in the amount of $6,500.



                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

         NAME            NUMBER OF     % OF TOTAL
                         SECURITIES     OPTIONS
                         UNDERLYING    GRANTED TO        EXERCISE
                          OPTIONS      EMPLOYEES         PRICE EXPIRATION
                         GRANTED(1)    IN FISCAL YEAR    (PER SHARE)            DATE
--------------------------------------------------------------------------------------
 Richard J. DePiano        90,000          41%              $2.06             11/09/09
 Ronald L. Hueneke         27,500          13%              $2.06             11/09/09


  (1) These options were granted under the Company's 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. See "Employment Agreements." The options of Mr. Hueneke vest over a five-year period. The options of Mr.
         DePiano vested over a twenty-four month period.


 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

 NAME                   SHARES      VALUE         NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                       ACQUIRED    REALIZED      OPTIONS AT JUNE 30, 2000        IN-THE-MONEY OPTIONS
                          ON                                                    AT JUNE 30, 2000(1)
                       EXERCISE                EXERCISABLE   UNEXERCISABLE

                                                                              EXERCISABLE  UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
 Richard J. DePiano       --          --          180,417        109,583            0            0

 Ronald L. Hueneke        --          --           16,042         51,458         $1,295        $2,775

  (1) Potential unrealized value is (i) the fair market value at fiscal 2000 year-end less the option exercise price times (ii) the number of options. Fair market value as of fiscal 2000 year-end was determined based on a closing sale price on June 30, 2000 of $2.06.

        No awards were made to any named executive officer during such fiscal year under any long-term incentive plan. The Company does not sponsor any defined benefit or actuarial plans at this time.

  EMPLOYMENT AGREEMENTS

        On May 12, 1998, the Company entered into an employment agreement with Richard J. DePiano as the Chairman and Chief Executive Officer of the Company. The term of the employment agreement commenced on May 12, 1998 and continue through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party's determination not to renew the agreement. The agreement provides for a base salary of $240,000 per year plus incentive compensation in the form of a cash bonus to be paid by the Company to Mr. DePiano at the discretion of the Board of Directors in a maximum annual amount equal to 50% base salary, or $120,000. The agreement also provides for health and long term disability insurance and other fringe benefits as well as an automobile allowance of $800 per month.

        Ronald L. Hueneke entered into an employment agreement with a predecessor of the Company in October 1991, which has been assumed by the Company. Mr. Hueneke's employment agreement provides for a base salary at a rate established by the Company's Board of Directors, which is currently set as $105,000 per annum. Mr. Hueneke is also entitled to receive incentive compensation in the form of a cash bonus to be paid to Mr. Hueneke at the discretion of the Board of Directors in a maximum annual amount of 40% of base salary, or $40,000. The agreement also provides for health, life and long-term disability insurance and other fringe benefits. The employment agreement, which had an initial term of five years, renews automatically from year to year unless either party notifies the other in writing at least 90 days prior to the expiration of the then current term of its determination not to renew the agreement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of September 25, 2000 certain information regarding the beneficial ownership of the Common Stock by (i) each stockholder known by the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for election as director of the Company, (iii) each of the Named Executive Officers as such term is defined in
Item 402(a)(3) of Regulation S-K and (iv) all directors and executive officers of the Company as a group. Pursuant to the rules and regulations promulgated under the Exchange Act the table sets forth the most recent information provided in filings made with the SEC by the reporting persons.

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

                           BENEFICIAL OWNERSHIP TABLE

NAME AND ADDRESS                     AMOUNT OF      PERCENT         AMOUNT OF           AMOUNT OF     AGGREGATE
OF BENEFICIAL OWNER                  BENEFICIAL      OF         BENEFICIAL OWNERSHIP     AGGREGATE     PERCENT
                                    OWNERSHIP OF     CLASS           OF SHARES          BENEFICIAL     OF CLASS
                                    OUT STANDING                UNDERLYING OPTIONS/      OWNERSHIP
                                     SHARES(1)**                    WARRANTS***
----------------------------------------------------------------------------------------------------------------
 D. Blech and D. Blech &                 --            --             565,000             565,000       14.8%
 Company, Incorporated(2)
 599 Lexington Avenue
 New York, NY  10022

 Fred G. Choate(3)                       816            *              15,000             15,816          *

 Richard J. DePiano                    16,528           *             350,000             366,528       10.2%

 Jay L. Federman, M.D.                 41,184         1.3%             35,000             76,184         2.3%

 Jeffrey F. O'Donnell                   1,000           *              15,000             16,000          *

 William Kwan                            --            --              30,000             30,000          *

 Ronald L. Hueneke                     16,995           *              87,500             104,495        3.1%

 Anthony Coppola                         --            --                --                 --            --

 All directors and executive           76,523         2.5%            532,500             609,023       15.8%
 officers as a group (7 persons)

  *      Less than 1%.

  ** Includes outstanding shares owned by the named person but does not include shares as to which such person has the right to acquire.

  *** Represents shares underlying Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"), each of which (i) entitles the holder thereof to purchase one-quarter of a share of Common Stock at a price of $6.25 and $7.50, respectively, and (ii) was issued in connection with a November 1993 offering.

  (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

  (2) As reported on Amendment No. 3 to the Statement on Schedule 13D dated October 5, 1995. The ownership of shares underlying options and warrants, as set forth for Mr. Blech, consists entirely of shares underlying 1,380,000 Class A Warrants and 880,000 Class B Warrants owned by D. Blech & Company.

  (3)    Mr. Choate shares voting power of 215 of these shares with his wife.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               On February 12, 1996, the Company acquired substantially all of the assets and certain of the liabilities of EOI Corp., a Pennsylvania corporation ("EOI"), pursuant to an Assets Sale and Purchase Agreement, in exchange for shares of the Company's Common Stock. The total estimated cost of the acquisition was $8,900,000, including liabilities assumed (which includes the assumption of costs associated with certain litigation involving EOI) of $1,016,340 and estimated transaction costs of approximately $928,000. The acquisition was accounted for using the purchase method of accounting and included the acquisition of accounts receivable, inventories, equipment and various other tangible and intangible assets. The total purchase price over the fair value of net assets acquired approximates $4,100,000. Another $1,000,000 of the purchase price was assigned to in-process technology and was charged to operations immediately following the acquisition. Mr. DePiano and Dr. Federman were members of the Board of Directors of EOI at the time of the acquisition. Ronald L. Hueneke, President of the Company, served as a Vice President of EOI prior to the consummation of the acquisition. EOI through August 1998 was the beneficial owner of 42.2% of the outstanding Common Stock of the Company, and since such date EOI has distributed to its individual stockholders all of the outstanding Common Stock of the Company in accordance with its winding up process.

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

PART IV.

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

3.1     (a)    Restated Articles of Incorporation of Registrant. (6)
        (b)    Certificate of Amendment of Restated Articles of Incorporation of Registrant dated November 8, 1993. 6)
        (c)    Certificate of Amendment of Restated Articles of Incorporation of Registrant dated February 12, 1996. (6)
        (d)    Certificate of Determination of Series A 6% Convertible Preferred Stock. (8)
3.2            Amended and Restated Bylaws of Registrant. (9)
4.1            Form of Class A Redeemable Common Stock Purchase Warrants. (2)
4.2            Form of Class B Redeemable Common Stock Purchase Warrants. (2)
4.3            Form of Underwriters Class A Common Stock Purchase Warrants. (2)
4.4            Form of Underwriters Class B Common Stock Purchase Warrants. (2)
4.5     (a)    Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (2)
        (b)    Amendment to Warrant Agreement between Registrant and U.S. Stock Transfer Corporation.(4)
        (c)    Amendment to Warrant Agreement between Registrant and American Stock Transfer Company.(5)
4.6            Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination. (8)
4.7            Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination.  (8)
4.8            Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky.(8)
4.9            Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (8)
4.10           Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (8)
4.11           Warrant to Purchase Common Stock issued December 31, 1997 to Trautman Kramer & Company. (8)
10.1    (a)    1993 Stock Option Plan of Registrant. (3)
        (b)    Form of Nonqualified Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (3)
        (c)    Form of Incentive Stock Stock Option Agreement of Registrant under the 1993 Stock Option Plan. (3)
10.2           Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (9)
10.3           Underwriting Agreement between the Registrant and the Underwriter.  (2)
10.4           Unit Purchase Option between the Registrant and the Underwriter.  (2)
10.5           Employment Agreement between Registrant and Ronald Hueneke dated October 4, 1991.  (6)
10.6           Employment Agreement between Registrant and Richard J. DePiano dated March 1, 1997, as amended. (7)
10.7           Distributorship Agreement between Registrant and Scott Medical Products dated as of September 8, 1992, as amended September 8, 1995. (6)
10.8           Research and Development Agreement between Registrant and The West Company, Incorporated dated April 3, 1995. (6)
10.9           Assets Sale and Purchase Agreement between the Registrant and Radiance Medical Systems, Inc.
               dated January 21, 1999. (9)
10.10          Bill of Sale and Acceptance Agreement between the Registrant and Alcon Laboratories, Inc. dated March 5, 1999. (9)
10.11          Bill of Sale and Acceptance Agreement between the Registrant and Alcon Universal, Ltd. dated March 5, 1999. (9)
10.12          Termination Agreement between the Registrant and Bausch & Lomb Surgical, Inc., dated August 13, 1999.  (9)
10.13          Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (9)
10.14          Registrant's Equity Incentive Plan dated November 11, 1999.  (10)
11.1           Stock Purchase Agreement between the Registrant and the stockholders of Sonomed, Inc. dated January 14, 2000. (11)
11.2           Employment Agreement between the Registrant and Louis Katz dated January 14, 2000. (11)
11.3           Registrant's 1999 Equity Incentive Plan and Registrant's Equity Incentive Plan for Employees of Sonomed, Inc. (12)
21             Subsidiaries. *
23.1           Consent of ParenteRandolph, LLC, independent auditors. (9)
27.1           Financial Data Schedule. *

------------
*     Filed herewith.

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

(4) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1994.

(5) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

(6) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.

(7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1997.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(9) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1999.

(10)  Filed as an exhibit to the Company's Form 10-Q, dated November 15, 1999.

(11)  Filed as an exhibit to the Company's Form 8-K/A, dated March 31, 2000.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-8, dated February 25, 2000. (Registration No. 333-31138)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ESCALON MEDICAL CORP.
                                            (Registrant)

Dated:  September 25, 2000

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

        Signature                                   Title                                     Date
        ---------                                   -----                                     ----
By:/s/ Richard J. DePiano            Chairman and Chief Executive Officer               September 25, 2000
   -------------------------
       Richard J. DePiano            (Principal Executive Officer) and Director

By:/s/ Ronald L. Hueneke             President and Chief Operating Officer              September 25, 2000
   -------------------------
       Ronald L. Hueneke

By:/s/ Harry M. Rimmer               Vice-President - Finance and Corporate             September 25, 2000
   -------------------------
       Harry M. Rimmer               Development (Principal Accounting Officer)

By:/s/ Jay L. Federman, M.D.         Director                                           September 25, 2000
   -------------------------
       Jay L. Federman, M.D.

By:/s/ Fred G. Choate                Director                                           September 25, 2000
   -------------------------
       Fred G. Choate

By:/s/ Jeffrey F. O'Donnell          Director                                           September 25, 2000
   -------------------------
       Jeffrey F. O'Donnell

By:/s/ William Kwan                  Director                                           September 25, 2000
   -------------------------
       William Kwan

                              ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Report                                                                         F-2

Consolidated Balance Sheets at June 30, 1999 and 2000                                                F-3

Consolidated Statements of Operations for the years ended June 30, 1998, 1999 and 2000               F-4

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1999 and 2000     F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000               F-6

Notes to Consolidated Financial Statements                                                           F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Escalon Medical Corp.:


        We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries at June 30, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

                                                          PARENTE RANDOLPH, LLC
Philadelphia, Pennsylvania
August 18, 2000

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,
                                                                                    --------
                                                                             1999                2000
                                                                             ----                ----
ASSETS
Current Assets:
  Cash and cash equivalents                                              $  3,854,240        $    177,106
  Cash and cash equivalents - restricted                                    1,000,000                  --
  Accounts receivable, net of allowance for doubtful accounts
    of $40,000 and $53,000 at June 30, 1999 and 2000, respectively          1,063,829           1,331,783
  Inventory, net                                                            1,117,208           1,574,678
  Prepaid insurance                                                           111,100             166,667
  Other current assets                                                         46,135              69,063
                                                                         ------------        ------------
    Total current assets                                                    7,192,512           3,319,297

Long-term receivables                                                         150,000             150,000
Furniture and equipment, net                                                  449,555             479,018
License and distribution rights, net                                          537,138             266,843
Patents, net                                                                  495,923             215,006
Trademarks and trade names, net                                                    --           2,229,722
Customer lists, net                                                                --           7,464,722
Goodwill, net                                                               1,510,207           2,278,576
Other assets                                                                   67,438             442,106
                                                                         ------------        ------------

    Total assets                                                         $ 10,402,773        $ 16,845,290
                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                         $  1,000,000        $  4,032,105
  Current portion of long-term debt                                           200,000           1,400,000
  Accounts payable                                                            434,308             462,086
  Accrued compensation                                                        325,204             355,074
  Other current liabilities                                                 1,432,228             280,976
                                                                         ------------        ------------
     Total current liabilities                                              3,391,740           6,530,241

Long-term debt, net of current portion                                        733,332           4,900,000
                                                                         ------------        ------------
    Total liabilities                                                       4,125,072          11,430,241
                                                                         ------------        ------------

Shareholders' equity:
   Preferred stock, no par value; 2,000,000 shares authorized;
     no shares issued                                                              --                  --
  Common stock, no par and $0.001 par value; 35,000,000 shares authorized, 3,377,164 and 3,242,184 shares issued at June 30,
    1999 and 2000, respectively                                            46,024,811               3,242
  Additional paid-in capital                                                       --          46,021,569
  Accumulated deficit                                                     (39,629,002)        (40,609,762)
  Treasury stock, 134,980 shares in 1999 at cost                             (118,108)                 --
                                                                         ------------        ------------
    Total shareholders' equity                                              6,277,701           5,415,049
                                                                         ------------        ------------
    Total liabilities and shareholders' equity                           $ 10,402,773        $ 16,845,290
                                                                         ============        ============


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED JUNE 30,
                                                            1998               1999               2000
                                                            ----               ----               ----
Sales revenues, net                                     $ 5,942,004        $ 7,559,011        $ 6,670,214
                                                        -----------        -----------        -----------
Costs and expenses:
  Cost of goods sold                                      2,588,500          3,282,177          2,874,194
  Research and development                                  494,895            738,124            983,853
  Marketing, general and administrative                   2,805,454          3,331,562          4,660,824
  Write-down of patent costs and goodwill, Ocufit                --                 --            417,849
                                                        -----------        -----------        -----------

          Total costs and expenses                        5,888,849          7,351,863          8,936,720
                                                        -----------        -----------        -----------

Income (loss) from operations                                53,155            207,148         (2,266,506)
                                                        -----------        -----------        -----------

Other income and (expenses):
  Gain on Sale of Silicone Oil product line                      --                 --          1,863,915
  Gain on Sale of Betadine product line                          --            879,159                 --
  Equity in loss of unconsolidated  joint venture                --                 --            (33,382)
  Interest income                                           118,471            144,877            149,086
  Interest expense                                             (154)           (37,397)          (575,765)
                                                        -----------        -----------        -----------
          Total other income and expenses                   118,317            986,639          1,403,854
                                                        -----------        -----------        -----------

Net income (loss)                                       $   171,472        $ 1,193,787        $  (862,652)
                                                        ===========        ===========        ===========

Basic net income (loss) per share                       $     (0.04)       $      0.10        $     (0.27)
                                                        ===========        ===========        ===========

Diluted net income (loss) per share                     $     (0.04)       $      0.10        $     (0.27)
                                                        ===========        ===========        ===========

    Weighted average shares - basic                       2,673,093          3,114,823          3,242,184
                                                        ===========        ===========        ===========

    Weighted average shares - diluted                     2,673,093          3,150,721          3,242,184
                                                        ===========        ===========        ===========





                           See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000



                                                            Preferred Stock                         Common Stock
                                                        Shares           Amount              Shares              Amount
                                                        ------           ------              ------              ------
Balance at June 30, 1997                                   --          $       --           2,629,375        $ 44,645,440
  Preferred stock offering, net of
    offering costs                                      1,350           1,112,478                  --                  --
  Warrants issued in connection with
    preferred Stock offering                               --            (234,500)                 --             234,500
  Deemed dividend from incremental yield
    In conversion terms of preferred stock                 --             243,000                  --                  --
  Preferred stock conversions                            (450)           (373,657)            391,652             373,657
  Preferred stock dividends                                --                  --                  --                  --
  Net income                                               --                  --                  --                  --
                                                        -----          ----------        ------------        ------------
Balance at June 30, 1998                                  900             747,321           3,021,027          45,253,597
  Preferred stock conversions                             (82)            (68,090)            131,137              68,090
  Preferred stock retirement                             (818)           (679,231)                 --                  --
  Common stock issued in connection with
    Preferred stock retirement                             --                  --             225,000             703,124
  Purchase of treasury stock                               --                  --                  --                  --
  Preferred stock dividends                                --                  --                  --                  --
  Net income                                               --                  --                  --                  --
                                                        -----          ----------        ------------        ------------
Balance at June 30, 1999                                   --                  --           3,377,164          46,024,811
  Treasury stock retirement                                --                  --            (134,980)                 --
  Common stock conversion from no par to
  $.001 par value                                          --                  --                  --         (46,021,569)
  Net loss
                                                        -----          ----------        ------------        ------------
Balance at June 30, 2000                                   --          $       --           3,242,184        $      3,242
                                                        =====          ==========        ============        ============


                                                                                 Additional                             Total
                                                        Treasury Stock            Paid-in          Accumulated       Shareholders'
                                                   Shares        Amount           Capital            Deficit           Equity
                                                   ------        ------           -------            -------           ------
Balance at June 30, 1997                                  --      $      --      $        --      ($39,846,988)     $4,798,452
  Preferred stock offering, net of
    offering costs                                        --             --               --                --       1,112,478
  Warrants issued in connection with
    preferred Stock offering                              --             --               --                --              --
  Deemed dividend from incremental yield
    In conversion terms of preferred stock                --             --               --          (243,000)             --
  Preferred stock conversions                             --             --               --                --              --
  Preferred stock dividends                               --             --               --           (33,750)        (33,750)
  Net income                                              --             --               --           171,472         171,472
                                                ------------      ---------      -----------      ------------      ----------
Balance at June 30, 1998                                  --             --               --       (39,952,266)      6,048,652
  Preferred stock conversions                             --             --               --                --              --
  Preferred stock retirement                              --             --               --          (138,769)       (818,000)
  Common stock issued in connection with
    Preferred stock retirement                            --             --               --          (703,124)             --
  Purchase of treasury stock                         134,980       (118,108)              --                --        (118,108)
  Preferred stock dividends                               --             --               --           (28,630)        (28,630)
  Net income                                              --             --               --         1,193,787       1,193,787
                                                ------------      ---------      -----------      ------------      ----------
Balance at June 30, 1999                             134,980       (118,108)              --       (39,629,002)      6,277,701
  Treasury stock retirement                         (134,980)       118,108               --          (118,108)             --
  Common stock conversion from no par to
  $.001 par value                                         --             --       46,021,569                --              --
  Net loss                                                                                            (862,652)       (862,652)
                                                ------------      ---------      -----------      ------------      ----------
Balance at June 30, 2000                                  --      $      --      $46,021,569      $(40,609,762)     $5,415,049
                                                ============      =========      ===========      ============      ==========




                           See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                            1998                1999                2000
                                                                            ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    171,472        $  1,193,787        $   (862,652)
  Adjustments to reconcile net income (loss) to net cash
    Provided from (used in) operating activities:
      Depreciation and amortization                                          331,987             363,687             666,770
      Equity in net loss of unconsolidated joint venture                          --                  --              33,382
      Income from license of intellectual laser property                     (75,000)                 --                  --
      Write-down of intangible assets                                             --              24,805                  --
      Net gain on sale of Betadine product line                                   --            (879,159)                 --
      Net gain on sale of Silicone Oil product line                               --                  --          (1,863,915)
     Write-down of patent costs and goodwill, Ocufit, net                         --                  --             417,849
      Change in operating assets and liabilities:
          Accounts receivable                                               (353,113)            (48,451)            586,424
          Inventory                                                          115,740            (410,476)            162,862
          Other current and long-term assets                                 (16,862)           (116,491)           (164,960)
          Accounts payable and accrued expenses                             (360,396)            519,764            (416,506)
                                                                        ------------        ------------        ------------

            Net cash provided from (used in) operating activities           (186,172)            647,466          (1,440,746)
                                                                        ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of investments                                                   (470,180)           (259,000)         (7,043,061)
  Proceeds from maturities of investments                                    375,164             589,016           7,043,061
  Net change in cash and cash equivalents - restricted                            --          (1,000,000)          1,000,000
  Proceeds from the sale of Betadine product line                                 --           2,059,835                  --
  Proceeds from the sales of Silicone Oil product line                            --                  --           2,117,180
  Purchase of vascular access business                                            --          (1,165,329)         (1,000,000)
  Purchase of Sonomed, Inc., net of cash acquired                                 --                  --         (12,250,540)
  Purchase of furniture and equipment                                        (89,792)            (74,106)           (104,064)
  Payment for license and distribution rights                               (126,894)            (45,036)            (41,228)
  Investment in and advances to unconsolidated joint venture                      --                  --             (80,961)
  Payment for patent costs                                                   (30,411)            (65,167)            (52,748)
  Payment of deferred finance and interest rate cap fees                          --                  --            (222,800)
  Disbursements under Short and long-term note receivable                    (50,000)            (52,500)                 --
                                                                        ------------        ------------        ------------

            Net cash used in investing activities                           (392,113)            (12,287)        (10,635,161)
                                                                        ------------        ------------        ------------





                           See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)


                                                                                 FOR THE YEARS ENDED JUNE 30,
                                                                          1998               1999               2000
                                                                          ----               ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowing, net                                                --          1,000,000          3,032,105
  Proceeds from term loan                                                      --          1,000,000          7,000,000
  Principal payments on term loans                                         (2,624)           (66,668)        (1,633,332)
  Proceeds from preferred stock offering, net of offering costs         1,112,478                 --                 --
  Retirement of preferred stock                                                --           (818,000)                --
  Payment of preferred stock dividend                                     (20,250)           (42,130)                --
  Purchase of treasury stock                                                   --           (118,108)                --
                                                                      -----------        -----------        -----------
     Net cash provided from financing activities                        1,089,604            955,094          8,398,773
                                                                      -----------        -----------        -----------

       Net increase (decrease) in cash and cash equivalents               511,319          1,590,273         (3,677,134)

Cash and cash equivalents, beginning of year                            1,752,648          2,263,967          3,854,240
                                                                      -----------        -----------        -----------

Cash and cash equivalents, end of year                                $ 2,263,967        $ 3,854,240        $   177,106
                                                                      ===========        ===========        ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Interest paid during the year                                       $       154        $    32,041        $   575,765
                                                                      ===========        ===========        ===========
NON-CASH OPERATING AND INVESTING ACTIVITY:

  Common stock issued in connection with preferred
    stock retirement                                                  $        --        $   703,124        $        --
                                                                      ===========        ===========        ===========
  Accrual of liability for portion of vascular access
    business assets acquired                                          $        --        $ 1,000,000        $        --
                                                                      ===========        ===========        ===========




                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

        Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries, Escalon Pharmaceutical Inc., Escalon Vascular Access Inc., Sonomed, Inc. and Escalon Digital Vision, Inc. (jointly referred to as "Escalon" or the "Company") operate in the healthcare market specializing in the development, manufacturing, marketing and distribution of ophthalmic diagnostic, surgical and pharmaceutical products, as well as, vascular access devices.

        From the Company's inception until 1996, it engaged in research and development into laser technology to be used in ophthalmic surgery. With the February 1996 acquisition of the assets of Escalon Ophthalmics, Inc. ("EOI") the Company's market focus changed and laser development ceased. Upon completion of the acquisition of EOI, the Company became engaged in developing, marketing and distributing ophthalmic medical devices, pharmaceuticals and niche medical products. EOI's acquisition brought the Company a catalog of ophthalmic products, a profitable customer base and an opportunity to become a manufacturer of niche medical products. Sales of these new products are directed primarily at hospitals and physicians throughout the United States.

        In January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. ("Radiance") (Note 12). These products use doppler technology to aid medical personnel in locating difficult arteries and veins. Presently, the marketing of this product line concentrates on pediatric and critical care.

        In January 2000, the Company purchased Sonomed, Inc. (Note 15), a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. These products are sold domestically and internationally either directly to the customer or through a series of independent distributors.

        The Company, through its wholly-owned subsidiary, Escalon Digital Vision, Inc., entered into a joint venture with MegaVision, Inc. in April 2000. The joint venture has been named Escalon Medical Imaging, LLC ("Imaging"). The purpose of Imaging is to develop, manufacture and market hardware and software to be connected to cameras, effectively enabling the end-users to capture remarkably high-quality digital images for application in the ophthalmic market. The Company and MegaVision, Inc. each own 50% of Imaging. At June 30, 2000, Imaging was still in the development stage.

        Escalon's strategy is to locate and acquire profitable niche medical products that it can own and control the rights to. To finance this program, the Company sold its license and distribution rights to Betadine (R) 5% Sterile Ophthalmic Prep Solution ("Betadine") and Adatosil (R) 5000 Silicone Oil ("Silicone Oil"), in the third quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively.

        In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corp. ("IntraLase") (Note 11). IntraLase will have the responsibility of funding and developing the laser technology through to commercialization. Escalon retains an equity position in the new company, along with future royalty rights on product sales.

(2)  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Escalon Pharmaceutical, Inc., Escalon Vascular Access, Inc., Sonomed, Inc. and Escalon Digital Vision, Inc. All intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

        The Company invests its excess cash in money market accounts with financial institutions having strong credit ratings. The Company has established practices relative to diversification and maturities for safety and liquidity purposes. These practices are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents.

Fair Value of Financial Instruments

        The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

Inventories

        Raw materials /work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:


                                                           JUNE 30,
                                                   1999                 2000
                                                   ----                 ----
Raw Materials / work in process                $   526,553          $ 1,336,755
Finished goods                                     623,655              365,092
                                               -----------          -----------
                                                 1,150,208            1,701,847
Valuation allowance                                (33,000)            (127,168)
                                               -----------          -----------
                                               $ 1,117,208          $ 1,574,678
                                               ===========          ===========


        In fiscal 2000, the Company's valuation allowance was increased to $127,128 as a result of additional charges to expense of $70,000 and $23,432 in June and March, respectively, for raw materials related to the Company's vascular business. The Company believes it may not be able to utilize all small gauge vascular product components it acquired in its acquisition of the Radiance product line.

Accounts Receivable

        The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral for accounts receivable arising from the normal course of business. The Company maintains allowances for potential credit losses which, when realized have been within the range of management's expectations.

Furniture and Equipment

        Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be eighteen months to ten years. Depreciation expense for the years ended June 30, 1998, 1999 and 2000 was $43,433, $73,174 and $103,925, respectively.

        Furniture and equipment consist of the following at:

                                                              JUNE 30,
                                                        1999             2000
                                                        ----             ----
Equipment                                            $ 521,870        $ 597,670
Furniture and fixtures                                  35,351           51,356
Leasehold improvements                                  54,521           93,136
                                                     ---------        ---------
                                                       611,742          742,162
Less accumulated depreciation and amortization        (162,187)        (263,143)
                                                     ---------        ---------
                                                     $ 449,555        $ 479,018
                                                     =========        =========


Acquired License and Distribution Rights

        In connection with the acquisition of the EOI assets a portion of the purchase price was allocated to certain product license and distribution agreements. This cost allocation was based on an independent evaluation, with such costs being amortized over an eight-year period using the straight-line method. The values of these assets are reevaluated periodically to determine if the estimated lives continue to be appropriate. The sale of the Betadine product line in the third quarter of fiscal 1999 reduced the cost and accumulated amortization by $422,000 and $163,000, respectively. Sale of the Silicone Oil product line caused the Company to write off $483,000 in cost and $214,000 in accumulated amortization in fiscal 2000. Accumulated amortization of license and distribution rights was $297,602 and $126,498 at June 30, 1999 and 2000, respectively. Amortization expense for the years ended June 30, 1998, 1999 and 2000 was $140,584, $127,517 and $42,558, respectively.

Patents

        It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding seventeen years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. In fiscal 1999, two ophthalmic patents were abandoned; this resulted in the write-off of $27,182 in cost and $2,376 in accumulated amortization. In fiscal 2000, the Company discontinued its Ocufit project resulting in the write-off of $353,000 in cost and $34,000 in accumulated amortization. Accumulated patent amortization was $98,061 and $79,209 at June 30, 1999 and 2000, respectively. Amortization expense for the years ended June 30, 1998, 1999 and 2000 was $20,282, $19,614 and $15,062, respectively.

Goodwill, Trademarks, Trade Names and Customer Lists

        Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. For the preexisting EOI assets, these costs are being amortized over a ten-year period using the straight-line method. Intangible assets from Radiance Medical Systems are being amortized using the straight-line method, primarily over fifteen years.

        Intangible assets, consisting of goodwill, trademarks, trade names and customer lists, resulting from the Sonomed acquisition are being amortized over fifteen years using the straight-line method.

        The Company periodically reviews the value of goodwill and other intangible assets to determine if impairment has occurred. No impairment was indicated in fiscal 2000 or 1999.

        Sale of the Betadine product line caused the Company to write-off $668,000 of goodwill and $206,000 in associated accumulated amortization in fiscal 1999.

        Accumulated amortization of goodwill at June 30, 1999 and 2000 was $246,138 and $285,849, respectively. Amortization expense for the years ended June 30, 1998, 1999 and 2000 was $127,687, $143,381 and $168,718, respectively.

        Amortization of trademarks, trade names and customer lists resulting from the Sonomed purchase was $305,558 at June 30, 2000.

Revenue Recognition

        The Company recognizes revenue from the sales of its products at the time of shipment.

Stock-Based Compensation

        As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of the option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of the grant.

Research and Development

        All research and development costs are charged to operations as incurred.

Deferred Interest Rate Cap Fees

        Premiums paid for purchased interest rate cap arrangements are amortized using the effective interest method over the terms of the caps. Unamortized premiums are included in other assets in the balance sheet. Amounts receivable under cap agreements are recorded as a reduction of interest expense.

Advertising Costs

        Advertising costs are charged to expense when incurred. Advertising expense for the years ended June 30, 1998, 1999 and 2000 was $58,495, $41,824 and $47,439, respectively.

Net Income (Loss) Per Share

        The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                1998               1999               2000
                                                                                ----               ----               ----
        Numerator:
          Numerator for basic and diluted earnings per share:
            Net income (loss)                                               $   171,472        $ 1,193,787        $  (863,652)
            Preferred stock dividends and accretion                            (276,750)          (870,523)                --
                                                                            -----------        -----------        -----------
            Income (loss) available to common shareholders                  $  (105,278)       $   323,264        $  (863,652)
                                                                            ===========        ===========        ===========
        Denominator:
          Denominator for basic earnings per share-
            Weighted-average shares                                           2,673,093          3,114,823          3,242,184
          Effect of dilutive securities:
            Employee stock options                                                   --             35,898                 --
                                                                            -----------        -----------        -----------
        Denominator for diluted earnings per share-adjusted
          Weighted-average shares and assumed conversions                     2,673,093          3,150,721          3,242,184
                                                                            ===========        ===========        ===========

        Basic earnings income (loss) per share                              $     (0.04)       $      0.10        $     (0.27)
                                                                            ===========        ===========        ===========

        Diluted earnings income (loss) per share                            $     (0.04)       $      0.10        $     (0.27)
                                                                            ===========        ===========        ===========

Income Taxes

        The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

        Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

(3)  INVESTMENTS

        The Company maintained a $1,015,609 certificate of deposit at June 30, 1999. This investment matured within 30 days and $1,000,000 was pledged as collateral against the five-year term loan at PNC Bank, NA. and was reported as cash and cash equivalents - restricted. This collateral requirement was released with the credit facility obtained in January 2000 (Note 5).

(4)  LONG-TERM RECEIVABLE

        The Company entered into a loan agreement with an individual who was involved in the development of its Ocufit SR drug delivery system. The note for $150,000, with principal and accrued interest at 3%, is due in May 2005.

(5)  LINE OF CREDIT AND LONG-TERM DEBT

        On January 14, 2000, the Company replaced the $2,000,000 credit facility obtained in January 1999. PNC Bank, NA (the "Bank") granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This facility includes a $7,000,000 five-year term loan, a $5,000,000 reducing line of credit and release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is the Bank's prime rate plus 1% and the rate on the line of credit is the Bank's prime rate plus .75%.

        Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At June 30, 2000, the Company was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counterparty to both agreements, on a monthly basis the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceed 9%. Payments are also due monthly from the Bank if the interest rate on the $7,000,000 term loan exceeds 9% through January 1, 2001, 9.5% for the period January 1, 2001 through January 1, 2002 and 10% for the period January 1, 2002 through January 1, 2003. The Bank's prime rate at June 30, 2000 was 9.5% and the net rate at that date for the term loan and the line of credit was 9%.

        Escalon paid $122,800 for the interest rate cap protection and $100,000 in deferred finance fees that are recorded in other assets. The fees are being amortized over the respective periods of the loans using the effective interest rate method. Amortization of these fees was $30,951 in fiscal 2000.

        All of the Company's assets, including those acquired in the Sonomed acquisition, collateralize these agreements.

        The term loan and the line of credit agreements contain various covenants relating to required levels of earnings before interest, taxes, amortization and depreciation ("EBITDA"), as defined, certain debt ratios, and the maintenance of net worth levels, among others. The Company did not achieve substantially all of the financial covenant levels and also violated certain other covenants regarding investments and advances, which are breaches of the loan agreements. The Bank has waived these requirements of the agreements as of June 30, 2000 and for the period ended July 1, 2001.

        Following are maturities of the long-term debt for each of the next five years:

          Year ending June 30,                Amount
          --------------------                ------
               2001                         $1,400,000
               2002                          1,400,000
               2003                          1,400,000
               2004                          1,400,000
               2005                            700,000
               ---------------------------------------
                                            $6,300,000
                                            ==========


        Balances available under the reducing line of credit for each period in the term of the agreement are as follows:

                             Period                                 Amount
                             ------                                 ------
               January 14, 2000 through June 29, 2001             $5,000,000
               June 30, 2001 through June 29, 2002                 4,000,000
               June 30, 2002 through June 29, 2003                 3,000,000
               Thereafter                                          1,500,000


(6)  CAPITAL STOCK TRANSACTIONS

Reverse Stock Split

        On November 20, 1997, the Company held its annual meeting of shareholders, at which time the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock (the "Common Stock").

        As a result of the Reverse Split, each shareholder now has one share of Common Stock for every four shares owned before the Reverse Split. As a result of the Reverse Split, there were adjustments made to the Company's Class A Redeemable Common Stock Purchase Warrant and Class B Redeemable Common Stock Purchase Warrant such that the number of Warrants that must be delivered to the Company in order to purchase a share of Common Stock has been increased by a factor of four.

        All references in these consolidated financial statements with regard to shares, per share amounts, units and share prices have been adjusted for the Reverse Split. Fractional shares were paid out on conversion.

Capitalization

        On November 17, 1999, Escalon Medical Corp., a California corporation ("Escalon California"), merged with and into one of its wholly owned subsidiaries, Escalon Medical Corp. (formerly Escalon Delaware, Inc.), a Delaware Corporation for the purpose of reincorporating Escalon California in the state of Delaware. Pursuant to the merger, the separate corporate existence of Escalon California ceased and the Company is the surviving corporation.

        The Company succeeded to all of the assets, rights and properties of Escalon California and assumed all of the debts, liabilities and obligations of Escalon California. Each share of Common Stock of Escalon California, no par value, issued and outstanding immediately prior to the effective date of the merger was automatically converted into one fully paid and nonassessable share of Common Stock, par value $.001 per share, of the Company certificate representing issued and outstanding shares of Common Stock of Escalon California immediately prior to the effective date of the merger is deemed to represent the number of shares of common stock of the Company into which shares of Escalon California Common Stock were converted in the merger.

Preferred Stock Offering and Redemption

        On December 31, 1997, the Company issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. This stock issue was retired on February 1, 1999 with the payment of $818,000 plus accrued interest and the issuance of 225,000 shares of the Company's Common Stock.

        At the time of issuance the net proceeds of $1,194,750 from this offering were received on January 2, 1998. After March 1, 1998, the Preferred Stock was capable of being converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price will be the lesser of (i) $8.6125 (which is the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing price prior to the conversion date. The Preferred Stock paid cumulative dividends of 6% per annum payable quarterly in cash. The Preferred Stock was accompanied by an immediately exercisable five-year warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Scholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants was accounted for as part of the offering related expenses.

        The incremental yield imbedded in the conversion terms of the Preferred Stock was accounted for as a dividend of approximately $243,000 and was amortized over the period from the date of issuance to March 1, 1998, the first date at which the conversion could occur.

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

        In February 1999, the Company simultaneously converted shares of Preferred Stock into 225,000 shares of its Common Stock and redeemed all of the remaining shares of its Preferred Stock for $818,000. In connection with the redemption and issuance, the Company recognized an $841,893 imputed dividend.

Redeemable Common Stock Purchase Warrants

        During November 1993, the Company successfully completed an underwritten public offering of 862,500 units (the "Units"), each unit consisting of one share of Common Stock, one Class A Redeemable Common Stock Purchase Warrant and one Class B Redeemable Common Stock Purchase Warrant (the "Public Offering"). Four Class A Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $25, four Class B Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $30. The Warrants are currently exercisable and expire in November 2000. The net proceeds to the Company from that Public Offering, after deducting underwriting discounts, commissions and related expenses was approximately $14,800,000.

Stock Option Plans

        The Company has adopted five employee stock option plans, which provide for incentive and non-qualified stock options to purchase 981,242 shares of the Company's common stock. One of the plans, for 330,000 options was an element of the purchase agreement for Sonomed (see note 15). Under the terms of the plans, options may be granted at not less than fair market value of the Common Stock at the date of the grant. Vesting generally occurs ratably over five years and is exercisable over a period no longer than ten years after the grant date.

        As of June 30, 2000, options to purchase 870,500 shares of the Company's Common Stock were granted, 468,743 were exercisable and 110,742 are reserved for future grants.

        Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For all years presented, the expected option life of one year from vesting and an expected dividend rate of 0.0% were used. The weighted average assumptions used in fiscal 2000 were a risk-free interest rate of 5.94% and an expected volatility of 1.502. Fiscal 1999's assumptions were risk-free interest rates of 5.08% and 5.31%, and an expected volatility of 1.427. The assumptions used in fiscal 1998 were a risk-free interest rate of 5.11% and an expected volatility of 1.359.

        For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The pro forma net loss for fiscal 2000 would have been $1,022,768, and the basic and diluted earnings per share of Common Stock would be $ (0.32). For the fiscal year ended June 30, 1999, the pro forma net income and basic and diluted earnings per share were $1,031,037 and $0.05, respectively. Fiscal 1998's pro forma net loss and basic and diluted net loss per share were $(162,993) and $(0.06), respectively.

        The following is a summary of the Company's stock option activity and related information for the fiscal years ended June 30, 1998, 1999 and 2000:

                                                1998                             1999                            2000
                                                ----                             ----                            ----
                                        COMMON        WEIGHTED          COMMON        WEIGHTED           COMMON        WEIGHTED
                                         STOCK         AVERAGE           STOCK         AVERAGE            STOCK         AVERAGE
                                        OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                                        -------     --------------      -------     --------------       -------     --------------
Outstanding at beginning of year        112,500         $2.252          172,000          $2.120          314,500          $2.122

  Granted                                59,500         $1.875          152,500          $2.108          546,000           $2.51

  Forfeited                                  --             --          (10,000)         $1.875          (22,500)         $1.931
                                        -------         ------          -------          ------          -------          ------
Outstanding at end of year              172,000         $2.120          314,500          $2.122          838,000           $2.38

Exercisable at end of year               31,967                         100,633                          468,743
                                         ======                         =======                          =======

Weighted average fair value of
  options granted during year                           $0.970                           $1.131                           $0.733


        Options granted during fiscal 1998, have an exercise price of $1.875 and a remaining contractual life of 7.7 years. Those issued in fiscal 1999 have a weighted average exercise price of $2.108 and a remaining contractual life of
8.8 years. Fiscal 2000 options have a weighted average exercise price of $2.506 and a remaining contractual life of 9.96 years.

        Non-plan options to purchase 1,367 and 1,367 shares of Common Stock, at price of $1.460 and $7.380, respectively, were outstanding and exercisable at June 30, 2000. These options generally have vesting and exercise provisions consistent with options granted under the plans.

(7)  TREASURY STOCK

        In July 1998, the Company entered into an agreement with a stockholder to repurchase 114,285 shares of the Company's Common Stock for $100,000 and accept an additional 20,695 shares in satisfaction of a $18,108 receivable. The treasury stock was retired on November 17, 1999 in connection with the Company's recapitalization and reincorporation in the State of Delaware.

(8)  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, which are primarily considered to be noncurrent, consisted of the following at:

                                                            JUNE 30,
                                                            --------
                                                     1999              2000
                                                     ----              ----
Deferred tax assets:
       Reserves and allowances                   $     28,000      $     73,000
       Net operating loss carryforwards            14,308,000         3,563,000
       Tax credit carryforwards                       680,000           562,000
                                                 ------------      ------------
              Total deferred tax assets            15,016,000         4,198,000
Valuation allowance                               (15,016,000)       (4,198,000)
                                                 ------------      ------------
   Net deferred taxes                            $          -      $          -
                                                 ------------      ------------


        At June 30, 2000, the Company had federal income tax and state income tax net operating loss carryforwards of approximately $10,332,000 and $639,000, respectively. The difference between the federal and state carryforward amounts is primarily attributable to the Company's discontinuing its operations in California. The net operating loss carryforwards arising in California will not be offset against future taxable income and were written off. Federal and state operating loss carryforwards and tax credits will expire at various dates between 2001 and 2013

        The timing and manner in which the Company will utilize net operating loss carryforwards to reduce federal taxable income in any year, or in total, will be limited by provisions of the Internal Revenue Code, Section 382, and related sections, which addresses changes in stock ownership. The annual limitation is $723,000, of which $2,380,000 is cumulatively available to reduce 2001 federal taxable income. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards. The decrease in the deferred tax asset arising from net operating loss carryforwards and the related valuation allowance from 1999 to 2000 is primarily attributable to the impact of
Section 382

        For the years ended June 30, 1999 and 2000, the Company recorded valuation allowances of $15,016,000 and $4,198,000, respectively, based on the uncertainty with respect to the ultimate realization of the net deferred tax assets.

        In 2000, the Company recognized a tax benefit of approximately $300,000, which was offset by a related valuation allowance. In 1999 and 1998, no provision was required because of net operating loss carryforwards.

        Approximately $8.2 million of the federal net operating loss carryforward at June 30, 2000 represents amounts that were transferred to the Company as a result of the acquisition of EOI (Note 1). Use of this transferred NOL is also limited under Section 382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax-free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to qualify as a tax-free reorganization, the net operating loss carryforward of EOI would be treated as a purchase of assets and the tax basis of the acquired assets would be increased.

(9)  OPERATING LEASES

        The Company leases its research, manufacturing and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 2000 are as follows:


        YEAR ENDING JUNE 30,                                AMOUNT
        --------------------                                ------
               2001                                       $  313,609
               2002                                          281,743
               2003                                          276,323
               2004                                          271,371
               2005                                          144,696
                                                          ----------
                                                          $1,287,742
                                                          ==========

               Rent expense charged to operations during the years ended June 30, 1998, 1999 and 2000 was $123,408, $111,835 and $210,118, respectively.

        Through June 30, 2000, the Company leased its Pennsylvania office from an entity that is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. The lease was classified as an operating lease. In August 2000, the facility was sold to a party unrelated to Escalon. Rent expense was approximately $24,000 in fiscal 2000.

(10)  RETIREMENT PLAN

        The Company adopted a 401(k) retirement plan effective January 1, 1994. Employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plans inception.

        On January 14, 2000, the Company acquired Sonomed, Inc. Sonomed adopted a 401(k) profit sharing plan which became effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Under the terms of the plan, which covers all employees who qualify under certain age and length of service requirements, the Company makes non-elective contributions on behalf of each participant eligible to share in matching contributions for the plan year. The Company's matching contribution is equal to 50% of such participant's voluntary employee contributions, up to a maximum of 10% of each employee's compensation. The Company's contribution for the year ended June 30, 2000 was $10,008.

(11)  LICENSE OF INTELLECTUAL LASER PROPERTIES

        In October 1997, the Company licensed its intellectual laser properties to IntraLase in exchange for an initial 25% equity interest in IntraLase. As a result of raising money from outside investors, as of June 30, 2000, the Company's interest has been diluted to 2.45%. Escalon is entitled to a 2.5% royalty on future product sales which are based on the Company's patented technology; a 1.5% royalty on product sales not dependent on the Company's technology; and an annual license fee of $5,000 and $10,000 in 1999 and 2000, respectively, and $15,000 in 2001 and each year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company. Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $0. In December 1999, IntraLase received its first 510(k) approval from the FDA

(12)  ACQUISITION OF RADIANCE BUSINESS UNIT

        On January 21, 1999, the Company acquired substantially all of the assets used exclusively in Radiance's Vascular Access Business Unit, which uses doppler technology to aid medical personnel in locating difficult arteries and veins. This business combination was accounted for as a purchase. The results of operations for this business unit are included in the accompanying financial statements since the date of the acquisition. The total cost of the acquisition was $2,104,442, which exceeded the fair value of the net assets of Radiance by $1,086,110. The excess is being amortized on a straight-line basis over a fifteen-year period.

        In addition, the Company is obligated to pay Radiance minimum royalties, based upon product sales, of $300,000 per year for a five-year period.

(13)  SALE OF BETADINE PRODUCT LINE

        In the third quarter of fiscal 1999, the Company sold its license and distribution rights along with the remaining inventory of Betadine. The sale resulted in a $879,000 gain after writing off the remaining net book value of license and distribution rights, goodwill, and inventory associated with that product line. Betadine had historically accounted for approximately 15% of Escalon's sales revenues.

(14)  SALE OF ADATOSIL PRODUCT LINE

        In the first quarter of fiscal 2000, the Company received $2,117,000 from the sale of its license and distribution rights for the Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. The Company will also continue to receive additional consideration based on future sales of AdatoSil (R) Silicone Oil over the next four years.

(15)  ACQUISITION OF SONOMED, INC.

        On January 14, 2000, the Company purchased all of the outstanding capital stock of Sonomed, Inc. ("Sonomed"), a privately held manufacturer and marketer of Ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition (net of cash acquired) was $12,250,540, $11,148,826 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,148,826 to goodwill. The intangible assets are being amortized on a straight-line basis over a fifteen-year period.

        In addition, the Company entered into a three-year employment agreement with the president of Sonomed, which provides for a $175,000 annual salary (plus cost of living adjustments). The Company also issued key employees of Sonomed incentive stock options exercisable for the purchase of 330,000 shares of the Company's Common Stock and agreed to make available to key employees of Sonomed, a bonus program of at least three percent of Sonomed's net quarterly sales for a period of three years.

        The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of future operations of the combined companies.


                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE YEARS ENDED JUNE 30,
                                                     1999               2000
                                                     ----               ----
Revenues                                          $14,728,368        $10,553,616
Net Income                                          2,956,833            136,164

Basic net income per share                        $      0.67        $      0.04
Diluted net income per share                      $      0.66        $      0.04

Weighted average shares - basic                     3,114,823          3,242,184
Weighted average shares - diluted                   3,150,721          3,254,250



(16)  SEGMENTAL REPORTING

        In 2000 the Company's operations are classified into three principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

                               Reportable Segments
                                (in $ thousands)


                                    Medical      Vascular     Sonomed         Other     Total
                                    -------      --------     -------         -----     -----
Net sales revenue                    1,789        2,345        2,536            0       6,670
Interest income                                                                           149
Interest expense                                                                         (576)
Gain on sale of
 of Silicone oil                                                                        1,864
Equity in loss of                                                                         (33)
  unconsolidated joint venture
Income (loss) before taxes             (66)        (619)        (178)           0        (863)
Depreciation and
  amortization                         192          120          355            0         667
Assets                               1,746        2,472       12,394          233      16,845
Expenditure for long
  lived assets                          61           26           18            0         105


        In fiscal 2000, Medical derived the majority of its revenues from the sales of Silicone Oil, ISPAN(TM) gas products and disposable products. The rights to Silicone Oil were sold during fiscal 2000 to help finance the acquisition of Sonomed. Vascular derives the majority of its revenues from the sales of Smartneedles and PD Access needles, both of which are used by personnel in the medical field to aid in locating difficult arteries and veins. Sonomed derives the majority of its revenues from the sales of A-Scans, B-Scans and pachymeters, which are ultrasound systems used for diagnostic or biometric applications in ophthalmology.

        In fiscal 2000, the Company did not have any customers from which greater than 10% of consolidated net revenues were derived. Of the external revenues reported above, $100,274, $161,750 and $1,258,668 were derived internationally in Medical, Vascular and Sonomed, respectively.

        The company operated only in the medical segment in 1998. The vascular product segment was begun in 1999 but did not contribute significantly to operations.


(17)  LITIGATION

        As previously disclosed in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter which the Company is no longer party to). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and David D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering.

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