Form 10-Q
period 2000-09-30
ESCALON MEDICAL CORP
filed 2000-11-14
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


                                       OR


                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes (x) No ( )


Indicate the number of shares of outstanding stock of each of the issuer's classes of common stock, as of the latest practicable date.


Date: November 5, 2000        3,242,184 Shares of Common Stock, $0.001 par value

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES


                                      INDEX

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION


        Item 1. Condensed Consolidated Financial Statements


                Condensed Consolidated Balance Sheets as of June 30, 2000 and
                September 30, 2000                                                 3


                Condensed Consolidated Statements of Operations for Three
                Months Ended September 30, 2000 and 1999                           4


                Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended September 30, 2000 and 1999                           5


                Notes to Condensed Consolidated Financial Statements               6


        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                          9


PART II. OTHER INFORMATION


        Item 1. Legal Proceedings                                                 12

        Item 2. Changes in Securities                                             12

        Item 5. Other Information                                                 13

        Signatures                                                                13

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                     ESCALON MEDICAL CORP. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,        September 30,
                                                                 2000              2000
                                                             ------------      ------------
                                                                               (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $    177,106      $    429,155
  Accounts receivable, net                                      1,331,783         1,915,883
  Inventory, net                                                1,574,678         1,543,242
  Prepaid insurance                                               166,667           120,960
  Other current assets                                             69,063            41,352
                                                             ------------      ------------
    Total current assets                                        3,319,297         4,050,592
Long-term note receivable                                         150,000           150,000
Furniture and equipment, net                                      479,018           466,316
Customer lists, net                                             7,464,722         7,336,389
Goodwill, net                                                   2,278,576         2,237,482
Trademarks and trade names, net                                 2,229,722         2,191,439
License and distribution rights, net                              266,843           257,429
Patents, net                                                      215,006           212,323
Other assets                                                      442,106           541,412
                                                             ------------      ------------

    Total assets                                             $ 16,845,290      $ 17,443,382
                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                             $  4,032,105      $  4,351,005
  Current portion of long-term debt                             1,400,000         1,400,000
  Accounts payable                                                462,086           463,791
  Accrued compensation                                            355,074           381,248
  Other current liabilities                                       280,976           424,899
                                                             ------------      ------------
    Total current liabilities                                   6,530,241         7,020,943
Long-term debt, net of current portion                          4,900,000         4,900,000
                                                             ------------      ------------
    Total liabilities                                          11,430,241        11,920,943
Shareholders' Equity:
  Preferred stock, no par value; 2,000,000 shares
    authorized; no shares issued                                     --                --
  Common stock, $0.001 par value; 35,000,000 shares
    authorized, 3,242,184 shares issued at June 30, 2000
    and September 30, 2000, respectively                            3,242             3,242
  Additional paid-in capital                                   46,021,569        46,021,569
  Accumulated deficit                                         (40,609,762)      (40,502,372)
                                                             ------------      ------------
    Total shareholders' equity                                  5,415,049         5,522,439

Total liabilities and shareholders' equity                   $ 16,845,290      $ 17,443,382
                                                             ============      ============

Note: The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
                                                        1999             2000
                                                     -----------      -----------

Revenues, net                                        $ 1,423,677      $ 2,959,966
                                                     -----------      -----------

Costs and expenses:
  Cost of goods sold                                     732,840        1,044,671
  Research and development                               235,434          111,065
  Marketing, general and administrative                  938,601        1,356,305
                                                     -----------      -----------

    Total costs and expenses                           1,906,875        2,512,041
                                                     -----------      -----------

Income (loss) from operations                           (483,198)         447,925
                                                     -----------      -----------

Other income and (expenses):

  Gain on sale of Silicone Oil product line            1,848,215             --
  Equity in loss of unconsolidated joint venture            --            (54,822)
  Interest income                                         48,885            2,918
  Interest expense                                       (14,981)        (288,630)
                                                     -----------      -----------

    Total other income and expenses                    1,882,119         (340,534)
                                                     -----------      -----------

Net income                                           $ 1,398,921      $   107,391
                                                     ===========      ===========

Basic net income per share                           $     0.431      $     0.033
                                                     ===========      ===========

Diluted net income per share                         $     0.429      $     0.032
                                                     ===========      ===========

  Weighted average shares - basic                      3,242,184        3,242,184
                                                     ===========      ===========

  Weighted average shares - diluted                    3,264,610        3,309,033
                                                     ===========      ===========




            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,
                                                                       1999              2000
                                                                    -----------      -----------

Cash Flows From Operating Activities:
  Net income                                                        $ 1,398,921      $   107,390
  Adjustments to reconcile net income to net cash provided
    from (used in) operating activities:
      Depreciation                                                       80,705          253,719
      Gain on sale of Silicone Oil                                   (1,848,215)            --
      Change in operating assets and liabilities:
        Accounts receivable                                             481,267         (584,100)
        Inventories                                                     203,504           31,437
        Other current assets                                              8,595          (25,889)
        Accounts payable, accrued and other liabilities                (241,347)         165,091
                                                                    -----------      -----------
          Net cash provided from (used in) operating activities          83,430          (52,352)
                                                                    -----------      -----------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                 (8,366,508)            --
  Proceeds from maturities of short-term investments                  8,366,508             --
  Proceeds from sale of Silicone Oil product line                       529,295             --
  Purchase of furniture and equipment                                   (11,861)         (14,500)
  Other assets                                                          (18,187)            --
  Patent costs                                                           (7,965)            --
                                                                    -----------      -----------
          Net cash provided from (used in) investing activities         491,282          (14,500)
                                                                    -----------      -----------

Cash Flows From Financing Activities:
  Payment on line of credit                                          (1,000,000)         318,901
  Principal payments on term loan                                       (50,001)            --
                                                                    -----------      -----------
          Net cash provided from (used in) financing activities      (1,050,001)         318,901
                                                                    -----------      -----------

          Net decrease in cash and cash equivalents                    (475,289)         252,049
Cash and cash equivalents, beginning of period                        3,854,240          177,106
                                                                    -----------      -----------
Cash and cash equivalents, end of period                            $ 3,378,951      $   429,155
                                                                    ===========      ===========

Supplemental Schedule of Cash Flow Information:

  Interest paid during the three-month period                       $    14,981      $   195,064
                                                                    ===========      ===========



            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc., Sonomed, Inc. and Escalon Digital Vision, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2001.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000 included in the Company's annual report on Form 10-K.

2.       PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                              September 30,
                                                           1999           2000
                                                        ----------     ----------

         Numerator:
           Numerator for basic and diluted earnings
              per share:
             Net income                                 $1,398,921     $  107,391
                                                        ----------     ----------

           Denominator:
             Denominator for basic earnings
               per share - weighted average shares       3,242,184      3,242,184
             Effect of dilutive securities:
               Employee stock options                       22,426         66,849
                                                        ----------     ----------

             Denominator for diluted earnings
               per share - weighted average and
               assumed conversion                        3,264,610      3,309,033
                                                        ==========     ==========

         Basic earnings per share                       $    0.431     $    0.033
                                                        ==========     ==========

         Diluted earnings per share                     $    0.429     $    0.032
                                                        ==========     ==========

3.       INVENTORIES

Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                      June 30,      September 30,
                                        2000             2000
                                    -----------      -----------

Raw materials / work in process     $ 1,336,755      $ 1,250,141
Finished goods                          365,092          420,269
                                    -----------      -----------
                                      1,701,847        1,670,410
Valuation allowance                    (127,168)        (127,168)
                                    -----------      -----------

                                    $ 1,574,679      $ 1,543,242
                                    ===========      ===========

4.       ACQUISITION OF SONOMED, INC.

On January 14, 2000, the Company purchased all of the outstanding capital stock of Sonomed, Inc. ("Sonomed"), a privately-held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition was $12,250,540, of which $11,148,826 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,148,826 to goodwill. The intangible assets are being amortized on a straight-line basis over a fifteen-year period.

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

The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended
                                             September 30,
                                          1999           2000
                                       ----------     ----------

Revenues(a)                            $3,024,000     $2,960,000

Net income(a)                          $1,939,221     $  107,000

Basic net income per share             $   0.5981     $   0.0330

Diluted net income per share           $   0.5940     $   0.0323

Weighted average shares - basic         3,242,184      3,242,184

Weighted average  shares - diluted      3,264,610      3,309,033

(a) The pro forma results for 1999 include Silicone Oil revenues of $575,000 and a $1,848,000 gain from the sale of AdatoSil(R) 5000 Silicone Oil ("Silicone Oil").

5.       BANK LOANS

In connection with the acquisition of Sonomed, PNC Bank, N.A. refinanced the Company's $2,000,000 credit facility. In doing so, it released the $1,000,000 restricted cash held as collateral for the term loan. The Company repaid the outstanding balances on its letter of credit ($1,000,000) and the term loan ($833,330). PNC Bank then granted a new $12,000,000 credit facility to assist with the acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 reducing line of credit. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. An interest rate cap agreement was entered into to cover the $7,000,000 term loan through January 2003 and $3,000,000 of the line of credit though January 2002. The maximum interest rate that may be charged on the term loan for calendar year 2000 is 9% and 9% on the protected portion of the line of credit. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets, collateralize these agreements.

6.       CONTINGENCY

Litigation

As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a lawsuit to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1983, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering.

On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and its insurance carrier have deposited such funds in an escrow account.

7.       REVENUES, NET

Revenues, net include quarterly payments earned in connection with the sale of the Silicone Oil product line. This revenue totaled $346,000 for the period beginning on the commencement date of August 11, 2000 through September 23, 2000. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. The receivable related to this revenue has been included in accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of acquisition and joint venture opportunities, fluctuations in results of operations, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements -- include, without limitation, future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources).

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

                  On February 12, 1996, the Company acquired all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"). Prior to the acquisition, the Company was in the development stage and devoting substantially all of its resources to the research and development of laser systems designed for the treatment of ophthalmic disorders. Upon the completion of the acquisition, the Company changed its market focus and is now engaged in developing, manufacturing, marketing and distributing ophthalmic diagnostic, surgical and pharmaceutical products as well as niche medical products. Sales of the products acquired from EOI are made primarily to hospitals and physicians throughout the United States.

                  Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. This was significant as the Company's first step in diversification. The vascular access product line was the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to cardiac catheterization laboratories through a series of independent distributors.

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

                  Escalon's market strategy is to locate and acquire profitable niche medical products that it will own and control rights to. To finance this program, the Company sold its license and distribution rights to Betadine(R) 5% Sterile Ophthalmic Prep Solution ("Betadine") and AdatoSil(R) 5000 Silicone Oil, in the third quarter of fiscal 1999 and the first quarter of 2000, respectively.

                  To further develop and commercialize its proprietary laser technology, in October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase, in return for an equity interest in IntraLase and future royalties on product sales. IntraLase has the responsibility of funding and developing the laser technology through to commercialization.

                  The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; (iii) general competitive and economic conditions of the healthcare market; and (iv) availability from suppliers of component parts and supplies.

RESULTS OF OPERATIONS

The Company currently operates in three business units: Medical, which includes the original ophthalmic surgical products; Sonomed, which includes ophthalmic diagnostic devices; and Vascular, which includes vascular access devices.

Three-Month Periods Ended September 30, 1999 and 2000

Product revenues increased $1,190,000 or 83.57%, to $2,614,000 for the three-month period ended September 30, 2000 as compared to $1,424,000 for the same period ended September 30, 1999. In the Company's Medical business unit, product revenue from Silicone Oil declined $575,000 from the fiscal 1999 period as a result of the sale of the license and distribution rights of the product line in August of 1999. Revenues from the balance of the Medical product line increased $242,000, mainly due to a $225,000 increase in the sale of disposable products. The $1,536,000 revenue contributed by the Sonomed business unit, which was acquired in January 2000, greatly exceeded the revenue decline experienced from Silicone Oil. The Vascular business unit experienced a nominal $14,000 decreased compared to the same period last year.

Cost of goods sold totaled $1,045,000, or 39.98% of revenue, for the three-month period ended September 30, 2000, as compared to $733,000, or 51.47% of revenue for the same period last year. The reduction in cost of goods sold as a percentage of revenue is due to a favorable product mix resulting from the acquisition of Sonomed. Cost of goods sold in the Sonomed unit totaled $494,000, or 32.19% of revenue. Cost of goods sold in the Medical unit decreased $164,000 to $316,000. This reduction is due mainly to the discontinuation of the sale of Silicone Oil. Cost of goods sold as a percentage of revenue increased to 54.17% from 52.43% during the same period last year. This slight increase is also due to sale of the Silicone Oil product line. Cost of goods sold in the Vascular unit decreased $18,000 to $235,000, or 47.39% of sales, as compared to 49.76% of sales during the same period last year.

Research and development expenses decreased $124,000, or 52.77%, for the three-month period ended September 30, 2000 when compared to the same period last fiscal year. Research and development expense in the Sonomed unit totaled $74,000, with no comparable expenses last fiscal year. Research and development in the Medical and Vascular business units decreased $189,000 when compared to the same period last year. The Company has suspended development of Povidone-Iodine 2.5% and are seeking a partner for further development of this product line; development of Ocufit SR(R) has been terminated. The Company's future strategy for research and development entails undertaking shorter-term projects with quicker anticipated returns.

Marketing, general and administrative expenses increased $417,000, or 44.41%, for the three-month period ended September 30, 2000 when compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed unit totaled $437,000 with no comparable expenses last year. Amortization of intangible assets was $181,000, while salaries and other employee-related expenses represent $154,000 of the total Sonomed balance. Marketing, general and administrative expenses in the Medical and Vascular business units decreased $24,000, or 2.55%. This decrease is attributable to a decline in travel-related expenses for sales personnel in the Vascular business unit of $33,000.

In August 1999, the Company reported the sale of its license and distribution rights for the AdatoSil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line.

Interest income decreased $46,000 to $3,000 for the three-month period ended September 30, 2000 as compared to the same period last year. On a quarterly basis, the Company's cash balance has been substantially lower than during the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment due to significant changes in the Company, namely, the sale of the Silicone Oil product line and the Sonomed acquisition.

Interest expense increased $274,000 to $289,000 for the three-month period ended September 30, 2000 as compared to the same period last year. This is a result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 2000. In connection with the Sonomed acquisition, PNC Bank refinanced its existing debt, providing $12,000,000 of financing to the Company.

There is no provision for federal income taxes for the periods presented due to a change in the deferred tax valuation allowance as a result of utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $429,000 as compared to $177,000 at June 30, 2000, an increase of $252,000. This increase consists of $319,000 additional borrowing against the line of credit, offset by $52,000 used in operating activities.

On January 14, 2000, the Company replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 reducing line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At September 30, 2000, the Company was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counter-party to both agreements, on a monthly basis the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceed 9%. Payments are also due monthly from the Bank if the interest rate on the $7,000,000 term loan exceeds 9% through January 1, 2001, 9.5% for the period January 1, 2001 through January 1, 2002 and 10% for the period January 1, 2002 through January 1, 2003. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

The Company anticipates that the cash generated from future product sales, together with cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on current levels of operations. In the longer term, the Company will seek corporate partnering, licensing and other significant expenditures needed to fund its' aggressive growth-through-acquisition strategy.

The Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, an investor could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL REPORTING

                               Reportable Segments

                                       Medical        Vascular          Sonomed           Other           Total
                                       -------        --------          -------           -----           -----

Revenue, net                           929,000         495,000        1,536,000               --        2,960,000
Interest income                             --              --               --               --            3,000
Interest expense                            --         (35,000)        (254,000)              --         (289,000)
Equity in loss of
  unconsolidated joint venture              --              --               --               --          (55,000)
Income (loss) before taxes             376,000        (162,000)         (59,000)         (46,000)         109,000
Depreciation and amortization           30,000          31,000          189,000            4,000          254,000
Assets                               2,773,000       2,292,000       12,141,000          238,000       17,444,000
Expenditures for long
  lived assets                           8,000              --            7,000               --           15,000

During the three-month period ended September 30, 2000, Medical derived the majority of its revenues from the sales of ISPAN(TM) gas products and disposable products and from additional consideration in connection with the sale of the Silicone Oil product line. Vascular derives the majority of its revenues from the sales of Smartneedles and PD Access needles, both of which are used by personnel in the medical field to aid in locating difficult arteries and veins. Sonomed derives the majority of its revenues from the sales of A-Scans, B-Scans and pachymeters, which are ultrasound systems used for diagnostic or biometric applications in ophthalmology.

During the three-month period ended September 30, 2000, the Company had one customer, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $544,000, or 18.36% of consolidated net revenues, during the period. This revenue is recorded in the Medical business segment. Of the external revenues reported above, $1,000, $-0-and $639,000 were derived internationally in Medical, Vascular and Sonomed, respectively.

Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10Q for analysis between the fiscal 2001 information disclosed here and the comparative results from fiscal 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information contained in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2. CHANGES IN SECURITIES

The Company has Class A and Class B Redeemable Common Stock Purchase Warrants, four Warrants plus $25 and $30, respectively, exercisable for one share of Common Stock. These Warrants will expire on November 17, 2000.

ITEM 5. OTHER INFORMATION

The proposal to approve amendments to the Company's 1999 Equity Incentive Plan to increase the number of shares available for award under the Plan from 235,000 shares to 435,000 shares was approved by the shareholders at the Annual Meeting of Stockholders held on November 2, 2000. Details of the Plan and the amendments were filed on Form S-8 on February 25, 2000 and Form DEF 14A on September 30, 2000, respectively.

The proposal to approve the Company's Equity Incentive Plan for Employees of Sonomed, Inc. was approved by the shareholders at the Annual Meeting of Stockholders held on November 2, 2000. Details of the Plan were filed on Form S-8 on February 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ESCALON MEDICAL CORP.
                                  (Registrant)

DATE:  November 14, 2000            By: /s/  Richard J. DePiano
                                       -------------------------
                                        Richard J. DePiano
                                        Chairman and
                                        Chief Executive Officer


DATE:  November 14, 2000            By: /s/  Harry M. Rimmer
                                       -------------------------
                                        Harry M. Rimmer
                                        Vice President - Corporate Development
                                        and Finance, Secretary