Form 10-Q
period 2000-12-31
ESCALON MEDICAL CORP
filed 2001-02-09
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000


                                       OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ________to________


                           Commission File No. 0-20127


                              ESCALON MEDICAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                    33-0272839
     -------------------------------                  -------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)


                             351 East Conestoga Road
                                 Wayne, PA 19087
                                 (610) 688-6830
                  --------------------------------------------
                        (Address, including zip code, and
                     telephone number, including area code,
                  of Registrant's principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes (x) No ( )


Indicate the number of shares of outstanding stock of each of the issuer's classes of common stock, as of the latest practicable date.


Date: February 2, 2001      3,242,184 Shares of Common Stock, $0.001 par value
     -----------------      ---------

                              ESCALON MEDICAL CORP.


                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.           FINANCIAL INFORMATION


         Item 1.  Condensed Consolidated Financial Statements


                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 2000                                                      3


                  Condensed Consolidated Statements of Operations for the Three
                  And Six Months Ended December 31, 2000 and 1999                        4


                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 2000 and 1999                                5


                  Notes to Condensed Consolidated Financial Statements                   6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            15


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                                     15

         Item 2.  Changes in Securities                                                 15

         Item 4.  Submission of Matters to Vote of Security Holders                     15

         Item 6.  Exhibits and Reports on Form 8-K                                      16

         Signatures                                                                     17

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                     ESCALON MEDICAL CORP. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,           December 31,
                                                                         2000                 2000
                                                                     ------------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $    177,106         $    292,681
  Accounts receivable, net                                              1,331,783            1,966,878
  Inventory, net                                                        1,574,678            1,617,810
  Prepaid insurance                                                       166,667               77,800
  Other current assets                                                     69,063               53,556
                                                                     ------------         ------------
    Total current assets                                                3,319,297            4,008,725
Long-term note receivable                                                 150,000              150,000
Furniture and equipment, net                                              479,018              619,432
Customer lists, net                                                     7,464,722            7,208,056
Goodwill, net                                                           2,278,576            2,226,042
Trademarks and trade names, net                                         2,229,722            2,153,106
License and distribution rights, net                                      266,843              249,495
Patents, net                                                              215,006              209,640
Other assets                                                              442,106              534,435
                                                                     ------------         ------------
    Total assets                                                     $ 16,845,290         $ 17,358,931
                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                     $  4,032,105         $  4,351,005
  Current portion of long-term debt                                     1,400,000            1,400,000
  Accounts payable                                                        462,086              352,414
  Accrued compensation                                                    355,074              475,842
  Other current liabilities                                               280,976              508,320
                                                                     ------------         ------------
   Total current liabilities                                            6,530,241            7,087,581
Long-term debt, net of current portion                                  4,900,000            4,550,000
                                                                     ------------         ------------
    Total liabilities                                                  11,430,241           11,637,581
Shareholders' Equity:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued                                                           --                   --
  Common stock, $0.001 par value; 35,000,000 shares
    authorized, 3,242,184 shares issued                                     3,242                3,242
  Additional paid-in capital                                           46,021,569           46,021,569
  Accumulated deficit                                                 (40,609,762)         (40,303,461)
                                                                     ------------         ------------
    Total shareholders' equity                                          5,415,049            5,721,350

Total liabilities and shareholders' equity                           $ 16,845,290         $ 17,358,931
                                                                     ============         ============

Note: The consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                                                         Three Months Ended                       Six Months Ended
                                                            December 31,                            December 31,
                                                      1999                2000               1999                2000
                                                   -----------         ----------         -----------         ----------
Revenues, net                                      $   886,534         $2,937,395         $ 2,310,212         $5,897,360
                                                   -----------         ----------         -----------         ----------
Costs and expenses:
  Cost of goods sold                                   421,358            983,384           1,154,198          2,028,055
  Research and development                             231,950             87,577             467,383            198,641
  Marketing, general and administrative              1,039,468          1,386,999           1,976,195          2,721,279
                                                   -----------         ----------         -----------         ----------
    Total costs and expenses                         1,692,776          2,457,960           3,597,776          4,947,975
                                                   -----------         ----------         -----------         ----------

Income (loss) from operations                         (806,242)           479,435          (1,287,564)           949,385
                                                   -----------         ----------         -----------         ----------

Other income and expenses:

  Gain on Sale of Silicone Oil product line                 --                 --           1,848,215                 --
  Write-off of Ocufit                                 (455,112)                --            (455,112)                --
  Equity in income (loss) of unconsolidated
    joint venture                                           --             24,854                  --            (29,968)
  Interest income                                       44,903                 10              93,787              2,929
  Interest expense                                     (14,791)          (270,389)            (29,772)          (559,020)
                                                   -----------         ----------         -----------         ----------

    Total other income and expenses                   (425,000)          (245,525)          1,457,118           (586,059)
                                                   -----------         ----------         -----------         ----------

    Earnings before income taxes                    (1,231,242)           233,910             169,554            363,326

  Income taxes                                              --             35,000               1,875             57,025
                                                   -----------         ----------         -----------         ----------

Net income (loss)                                  $(1,231,242)        $  198,910         $   167,679         $  306,301
                                                   ===========         ==========         ===========         ==========

Basic net income (loss) per share                  $    (0.380)        $    0.061         $     0.052         $    0.094
                                                   ===========         ==========         ===========         ==========

Diluted net income (loss) per share                $    (0.380)        $    0.060         $     0.052         $    0.094
                                                   ===========         ==========         ===========         ==========

  Weighted average shares - basic                    3,242,184          3,242,184           3,242,184          3,242,184
                                                   ===========         ==========         ===========         ==========

  Weighted average shares - diluted                  3,242,184          3,302,017           3,254,250          3,268,384
                                                   ===========         ==========         ===========         ==========



            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                December 31,
                                                                          1999                2000
                                                                       -----------         ---------
Cash Flows From Operating Activities:
  Net income                                                           $   167,679         $ 306,301
  Adjustments to reconcile net income to net cash provided
    from (used in) operating activities:
      Depreciation and amortization                                        155,099           516,239
      Gain on sale of Silicone Oil                                      (1,848,215)               --
      Write-off of Ocufit                                                  455,112                --
      Loss of unconsolidated joint venture                                      --            29,968
      Change in operating assets and liabilities:
        Accounts receivable                                                657,829          (635,094)
        Inventories                                                         99,727           (43,131)
        Other operating assets, current and long-term                        1,148          (122,971)
        Accounts payable, accrued and other liabilities                   (224,514)          238,439
                                                                       -----------         ---------
          Net cash provided from (used in) operating activities           (536,135)          289,751
                                                                       -----------         ---------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                    (6,043,060)               --
  Proceeds from maturities of short-term investments                     6,043,060                --
  Proceeds from sale of Silicone Oil product line                        1,058,590                --
  Final payment for Vascular Access Business                            (1,000,000)               --
  Purchase of furniture and equipment                                      (67,341)          (95,181)
  Other assets                                                            (142,498)               --
  License and distribution rights and goodwill                             (11,107)          (47,896)
  Patent costs                                                             (15,834)               --
                                                                       -----------         ---------
          Net cash used in investing activities                           (178,190)         (143,077)
                                                                       -----------         ---------

Cash Flows From Financing Activities:
  Line of credit borrowing, net                                                 --           318,901
  Principal payments on term loan                                         (100,002)         (350,000)
                                                                       -----------         ---------
          Net cash used in financing activities                           (100,002)          (31,099)
                                                                       -----------         ---------

          Net increase (decrease) in cash and cash equivalents            (814,327)          115,575
Cash and cash equivalents, beginning of period                           3,854,240           177,106
                                                                       -----------         ---------
Cash and cash equivalents, end of period                               $ 3,039,913         $ 292,681
                                                                       ===========         =========

Supplemental Schedule of Cash Flow Information:
  Interest paid                                                        $    14,791         $ 520,817
                                                                       ===========         =========

Supplemental Schedule of Noncash Activity
  Deposit on furniture and equipment reclassed from
    other assets                                                       $        --         $ 105,044
                                                                       ===========         =========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. (formerly known as Intelligent Surgical Lasers, Inc.) and its subsidiaries Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc., Sonomed, Inc. and Escalon Digital Vision, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2001.

     For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000 included in the Company's annual report on Form 10-K.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101
     ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect to adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

2.   PER SHARE INFORMATION

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                  Six Months Ended
                                                        December 31,                        December 31,
                                                  1999               2000              1999              2000
                                              -----------         ----------        ----------        ----------
Numerator:
  Numerator for basic and diluted
     earnings per share:
    Net income                                $(1,231,242)        $  198,910        $  167,679        $  306,301
                                              -----------         ----------        ----------        ----------

  Denominator:
    Denominator for basic earnings per
      share - weighted average shares           3,242,184          3,242,184         3,242,184         3,242,184
    Effect of dilutive securities:
      Employee stock options                           --             59,833            12,066            26,200
                                              -----------         ----------        ----------        ----------
    Denominator for diluted earnings
      per share - weighted average and
      assumed conversion                        3,242,184          3,302,017         3,254,250         3,268,384
                                              ===========         ==========        ==========        ==========


Basic earnings per share                      $    (0.380)        $    0.061        $    0.052        $    0.094
                                              ===========         ==========        ==========        ==========
Diluted earnings per share                    $    (0.380)        $    0.060        $    0.052        $    0.094
                                              ===========         ==========        ==========        ==========

3.   INVENTORIES

Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                        June 30,          December 31,
                                          2000                2000
                                       -----------        ------------
Raw materials / work in process        $ 1,336,754         $ 1,354,443
Finished goods                             365,092             365,535
                                       -----------         -----------
                                         1,701,846           1,719,978
Valuation allowance                       (127,168)           (102,168)
                                       -----------         -----------

                                       $ 1,574,678         $ 1,617,810
                                       ===========         ===========


4.   ACQUISITION OF SONOMED, INC.

On January 14, 2000, the Company purchased all of the outstanding capital stock of Sonomed, Inc. ("Sonomed"), a privately-held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition was $12,290,227, of which $11,188,513 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,188,513 to goodwill. The intangible assets are being amortized on a straight-line basis over a fifteen-year period.

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


                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                   Six Months Ended
                                                   December 31,                        December 31,
                                             1999               2000              1999              2000
                                          ----------         ----------        ----------        ----------
Revenues                                  $2,487,000         $2,937,000        $5,510,000        $5,897,000
Net income                                $ (691,000)        $  199,000        $1,145,000        $  306,000

Basic net income per share                $   (0.213)        $    0.061        $    0.353        $    0.094
Diluted net income per share              $   (0.213)        $    0.060        $    0.352        $    0.094

Weighted average shares - basic            3,242,184          3,242,184         3,242,184         3,242,184
Weighted average  shares - diluted         3,242,184          3,302,017         3,254,250         3,268,384

5.   BANK LOANS

In connection with the acquisition of Sonomed on January 14, 2000, PNC Bank, N.A. refinanced the Company's $2,000,000 credit facility. In doing so, it released $1,000,000 of restricted cash held as collateral for the Company's prior term loan. The Company repaid the outstanding balances on its letter of credit ($1,000,000) and the term loan ($833,330). PNC Bank then granted a new $12,000,000 credit facility to provide financing for the acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 reducing line of credit. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. An interest rate cap agreement was entered into to cover the $7,000,000 term loan through January 2003 and $3,000,000 of the line of credit though January 2002. The maximum interest rate that may be charged on the term loan and on the protected portion of the line of credit for calendar year 2000 was 9%. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets collateralize these agreements. At December 31, 2000, the interest rates applicable to the term loan and the line of credit were 9.0% and 9.0% (10.25% on the unprotected portion), respectively.

The term loan and the line of credit agreements contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. The Company did not achieve the EBITDA and net worth covenants and also violated another covenant regarding investments and advances, which are breaches of the loan agreements. The Bank has waived these requirements of the agreements as of December 31, 2000, and for the period ending January 1, 2002.

6.   CONTINGENCY

Litigation

As previously reported in reports filed with the SEC, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a lawsuit to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1983, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering.

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

7.   REVENUES, NET

Revenues, net include quarterly payments earned in connection with the sale of the AdatoSil(R) 5000 Silicone Oil ("Silicone Oil") product line. This revenue totaled $905,000 for the period beginning on the commencement date of August 11, 2000 through December 31, 2000. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of December 31, 2000 is $559,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the development of acquisition and joint venture opportunities, fluctuations in results of operations, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements - include, without limitation, the following: (i) the competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) economic and regulatory conditions which could adversely affect sales of the Company's products, including the uncertainty of FDA approval for any new applications; (iii) the ability of the Company to successfully develop and market new products; (iv) future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) uncertain protection of important proprietary technology; (vi) the outcome of litigation matters; (vii) limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) dependence on key personnel; (ix) an uninterrupted supply of materials vital to the Company's revenue streams; and (x) the ability of the Company to maintain its listing on the NASDAQ SmallCap Market.

OVERVIEW

The following discussion should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         Escalon Medical Corp. and its subsidiaries, Sonomed, Inc., Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc. and Escalon Digital Vision, Inc., (jointly referred to as "Escalon" or the "Company") operate in the healthcare market specializing in the development, manufacture, marketing and distribution of ophthalmic diagnostic, surgical and pharmaceutical products, as well as, vascular access devices.

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

         Escalon's present and expected future market strategy is to locate and acquire profitable niche medical products that it will own and control rights to. To finance this program, the Company sold its license and distribution rights to Betadine(R) 5% Sterile Ophthalmic Prep Solution ("Betadine") and AdatoSil(R) 5000 Silicone Oil, in March and August 1999, respectively.

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

         The Company entered into a joint venture with MegaVision, Inc. in April 2000. The joint venture has been named Escalon Medical Imaging, LLC ("Imaging"). The purpose of Imaging is to develop, manufacture and market hardware and software to retro-fit existing ophthalmic photographic equipment to digital technology. The Company (through its subsidiary Escalon Digital Vision, Inc.) and MegaVision, Inc. each own 50% of Imaging.

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

Three and Six-Month Periods Ended December 31, 1999 and 2000

Product revenues increased $2,051,000 or 231.23%, to $2,937,000 for the three-month period ended December 31, 2000 as compared to $887,000 for the same period ended December 31, 1999. Revenue from the Sonomed business unit, which was acquired in January 2000, was $1,547,000 for the three-month period ended December 31, 2000. In the Company's Medical business unit, revenue earned in connection with Silicone Oil was $559,000 for the three-month period ended December 31, 2000. Revenues from the balance of the Medical product line increased by a nominal $18,000. The Vascular business unit experienced a $73,000 decrease compared to the same period last year. This decrease occurred as distributors experienced a short-term surplus of inventory and reduced orders from the Company.

Product revenues increased $3,587,000 or 155.28%, to $5,897,000 for the six-month period ended December 31, 2000 as compared to $2,310,000 for the same period ended December 31, 1999. Revenue from the Sonomed business unit, which was acquired in January 2000, was $3,083,000 for the six months ended December 31, 2000. In the Company's Medical business unit, revenue earned in connection with Silicone Oil was $574,000 from July 1, 1999 through August 13, 1999. The Company sold its rights to the product to Bausch & Lomb on August 13, 1999, and did not recognize any revenue from Silicone Oil for a period of one year from the date of sale. Beginning on August 13, 2000, the Company is entitled to receive from Bausch & Lomb, a percentage of Bausch & Lomb's gross profit from sales of the oil product through fiscal 2005. From August 13, 2000 through December 31, 2000 revenue earned in connection with Silicone Oil was $905,000, $331,000 more than the Silicone Oil revenue recognized during the period ended December 31, 2000. Revenues from the balance of the Medical product line increased by $258,000. This increase was due mainly to the fulfillment of customers' backorders for the Company's ISPAN(TM) gas product during the first quarter of fiscal 2001. The Vascular business unit experienced an $85,000 decrease compared to the same period last year. This decrease occurred as distributors experienced a short-term surplus of inventory and reduced orders from the Company.

Cost of goods sold totaled $983,000, or 33.47% of revenue, for the three-month period ended December 31, 2000, as compared to $421,000, or 47.46% of revenue for the same period last year.

The reduction in cost of goods sold as a percentage of revenue is due to a favorable product mix resulting from the acquisition of Sonomed and revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in the Sonomed unit totaled $626,000, or 40.47% of revenue. Cost of goods sold in the Medical unit decreased $36,000 to $136,000, or 15.06% of revenue. Cost of goods sold as a percentage of revenue was 53.09% during the same period last fiscal year. This decrease is due to the fact that the Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical business unit was 39.88% of sales for the three-month period ended December 31, 2000, when Silicone Oil revenue is excluded. This decrease is due to the reclassification of certain personnel out of the Medical business unit's manufacturing costs into other departments and business units. Cost of goods sold in the Vascular unit decreased $28,000 to $221,000, or 45.10% of revenue, as compared to 44.29% of revenue during the same period last year.

Cost of goods sold totaled $2,028,000, or 34.39% of revenue, for the six-month period ended December 31, 2000, as compared to $1,154,000, or 49.96% of revenue for the same period last year. The reduction in cost of goods sold as a percentage of revenue is due to a favorable product mix resulting from the acquisition of Sonomed and revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in the Sonomed unit totaled $1,121,000, or 36.36% of revenue. Cost of goods sold in the Medical unit decreased $201,000 to $451,000, or 24.66% of revenue. Cost of goods sold as a percentage of revenue was 52.62% during the same period last fiscal year. This decrease is due to the fact that the Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical business unit was 48.81% of sales for the six-month period ended December 31, 2000, when Silicone Oil revenue is excluded. This decrease is due to the reclassification of certain personnel out of the Medical business unit's manufacturing costs into other departments and business units. Cost of goods sold in the Vascular unit decreased $46,000 to $456,000, or 46.29% of revenue, as compared to 46.87% of revenue during the same period last year.

Research and development expenses decreased $144,000, or 62.07%, to $88,000 for the three-month period ended December 31, 2000 when compared to the same period last fiscal year. Research and development in the Sonomed unit totaled $63,000 for the three-month period ended December 31, 2000. Research and development in the Medical and Vascular business units decreased $207,000 when compared to the same period last year. The Company has suspended development of Povidone-Iodine 2.5% and is seeking a partner for further development of this product line; development of Ocufit SR(R) has been terminated. The Company's present strategy for research and development, as well as what it expects to implement in the future, entails undertaking shorter-term projects with quicker anticipated returns.

Research and development expenses decreased $268,000, or 57.39%, to $199,000 for the six-month period ended December 31, 2000 when compared to the same period last fiscal year. Research and development expense in the Sonomed unit totaled $136,000 for the six-month period ended December 31, 2000. Research and development in the Medical and Vascular business units decreased $404,000 when compared to the same period last year. The Company has suspended development of Povidone-Iodine 2.5% and is seeking a partner for further development of this product line; development of Ocufit SR(R) has been terminated. The Company's present strategy for research and development, as well as what it expects to implement in the future, entails undertaking shorter-term projects with quicker anticipated returns.

Marketing, general and administrative expenses increased $348,000, or 33.49%, to $1,387,000 for the three-month period ended December 31, 2000 when compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed unit totaled $554,000 for the three-month period ended December 31, 2000. Salaries and other employee-related expenses represent $209,000, while amortization of acquisition-related intangible assets amounted to $190,000 for the three-month period ended December 31, 2000. Marketing, general and administrative expenses in the Medical business unit decreased $145,000, or 21.33%, to $556,000 for the three-month period ended December 31, 2000 when compared to the same period last year. Legal expenses decreased by $77,000, being atypically high during the three-month period ended December 31, 1999 as a result of pre-acquisition related costs for the Sonomed deal. Travel-related expenses decreased by $47,000, the direct result of a concerted effort in this regard. Marketing, general and administrative expenses in the Vascular business unit decreased $61,000, or 18.37%, to $271,000. This decrease was due to reduced salaries and employee-related expenses due to reduced headcount.

Marketing, general and administrative expenses increased $745,000, or 37.70%, to $2,721,000 for the six-month period ended December 31, 2000 when compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed unit totaled $976,000 for the six-month period ended December 31, 2000. Amortization of intangible assets was $376,000, while salaries and other employee-related expenses was $344,000 for the six-month period ended December 31, 2000. Marketing, general and administrative expenses in the Medical business unit decreased $155,000, or 11.51%. Legal expenses decreased by $72,000, being atypically high during the six-month period ended December 31, 1999 as a result of pre-acquisition related costs for the Sonomed deal. Royalties decreased by $51,000 as a result of the Company's decision to discontinue clinical trials of Ocufit SR(R) in December 1999. Travel-related expenses decreased $44,000, the direct result of a concerted effort in this area. Medical experienced an increase of $41,000 in salaries and employee-related costs, the result of annual cost of living increases. Marketing, general and administrative expenses in the Vascular business unit decreased $86,000, or 13.56%. The main factors contributing to this decrease were decreased salaries and employee-related costs, which reduced by $88,000, the result of reduced headcount; and a decrease in travel-related expenses, which reduced by $52,000, the direct result of a concerted effort in this area. These decreases were partially offset by an increase in consulting expense of $43,000, mostly due to the retention of a sales and marketing consultant.

In August 1999, the Company reported the sale of its license and distribution rights for the AdatoSil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line.

After completing the initial phase I human clinical trials in late December 1999, management re-evaluated its Ocufit SR(R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in the Company taking a one-time non-cash charge of $455,000 in the second quarter of fiscal 2000, which included write-off of the net book value for remaining goodwill and patent costs associated with this project.

On December 18, 2000, the Company announced that it was granted FDA approval for its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system will be marketed through the Company's joint venture with MegaVision, Inc. As a result of the approval, the joint venture was able to begin selling the product in December 2000, resulting in Escalon recognizing $25,000 of income for the three months ended December 31, 2000. For the six months ended December 31, 2000, the Company has recorded a $30,000 loss from the joint venture.

Interest income decreased $45,000 and $91,000 for the three- and six-month periods ended December 31, 2000 as compared to the same periods last year. On a quarterly basis, the Company's cash balance has been substantially lower than during the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment due to significant changes in the Company, namely, the Sonomed acquisition.

Interest expense increased $256,000 and $529,000 for the three- and six-month periods ended December 31, 2000 as compared to the same periods last year. This is a result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 2000. In connection with the Sonomed acquisition, PNC Bank refinanced its existing debt, providing $12,000,000 of financing to the Company.

There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards. The Company has recognized a $57,000 expense related to state income taxes for the six-month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents of $293,000 as compared to $177,000 at June 30, 2000, an increase of $116,000. This increase consists of $290,000 provided by operating activities, and $319,000 additional borrowing against the line of credit, offset by $350,000 used to pay down the term loan, $95,000 used to purchase assets, the large portion of which includes a new accounting software package and related hardware and $48,000 which has been classified as goodwill related to the Sonomed acquisition. The additions to goodwill were the result of an agreement between the Company and the former owner of Sonomed, whereby the Company agreed to indemnify the former owner for certain taxes incurred as a result of the acquisition.

On January 14, 2000, the Company replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At December 31, 2000, the Company was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counter-party to both agreements, on a monthly basis the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceed 9%. Payments are also due monthly from the Bank if the interest rate on the $7,000,000 term loan exceeds 9% through January 1, 2001, 9.5% for the period January 1, 2001 through January 1, 2002 and 10% for the period January 1, 2002 through January 1, 2003. At December 31, 2000, the interest rates applicable to the term loan and the line of credit were 9.0% and 9.0% (10.25% on the unprotected portion), respectively. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements. The Bank's prime rate as of December 31, 2000 was 9.5%.

The term loan and the line of credit agreements contain various covenants related to required levels of EBITDA, as defined, and the maintenance of net worth levels, among others. The Company did not achieve the EBITDA and net worth covenants and also violated another covenant regarding investments and advances, which are breaches of the loan agreements. The Bank has waived these requirements of the agreements as of December 31, 2000, and for the period ending January 1, 2002.

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

The Company anticipates that the cash generated from future product sales, together with cash received from the Silicone Oil divestment and funds available from the line of credit, should be adequate to satisfy its capital requirements, based on current levels of operations. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the significant expenditures needed to fund its' growth-through-acquisition strategy.

The Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, an investor could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

                              Reportable Segments
                       Six Months Ended December 31, 2000



                                          Medical        Vascular          Sonomed               Other           Total
                                        ----------      ----------       -----------           --------       -----------
Revenue, net                            $1,829,000      $  985,000       $ 3,083,000           $     --       $ 5,897,000
Interest income                              3,000              --                --                 --             3,000
Interest expense                                --              --          (559,000)                --          (559,000)
Equity in loss of
  unconsolidated joint venture                  --              --                --            (30,000)          (30,000)
Net profit (loss)                          357,000         (25,000)               --            (26,000)          306,000
                                        ----------      ----------       -----------           --------       -----------

Depreciation and amortization               68,000          63,000           377,000              8,000           516,000
Assets                                   2,574,000       2,240,000        12,127,000            409,000        17,350,000
Expenditures for long lived assets          67,000          21,000             7,000                 --            95,000
                                        ----------      ----------       -----------           --------       -----------


During the six-month period ended December 31, 2000, Medical derived the majority of its revenues from the sales of ISPAN(TM) gas products and disposable products and from additional consideration in connection with the sale of the Silicone Oil product line. Vascular derived the majority of its revenues from the sales of Smartneedles and PD Access needles, both of which are used by personnel in the medical field to aid in locating difficult arteries and veins. Sonomed derived the majority of its revenues from the sales of A-Scans, B-Scans and pachymeters, which are ultrasound systems used for diagnostic or biometric applications in ophthalmology.

During the six-month period ended December 31, 2000, the Company had one customer, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $1,199,000, or 20.33% of consolidated net revenues, during the period. This revenue is recorded in the Medical business segment. Included in accounts receivable is $559,000 owed to the Company from Bausch & Lomb. Of the external revenues reported above, $1,000, $-0- and $1,048,000 were derived internationally in Medical, Vascular and Sonomed, respectively.

Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10Q for analysis between the fiscal 2001 information disclosed here and the comparative results from fiscal 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The table below provides information about the Company's financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the federal prime rate at December 31, 2000 plus 1.0% on the term loan and 0.75% on the line of credit. Interest rate cap agreements are used to reduce the potential impact of increases on the floating-rate term loan and line of credit. At December 31, 2000, the Company was party to interest rate cap agreements covering the entire term loan through January 1, 2003 and $3,000,000 of the line of credit through January 1, 2002.


                                                             Expected maturity date
                              -----------------------------------------------------------------------------------------------
                                 2002           2003              2004               2005               2006          Total
                              ---------       ---------         ---------          ---------          -------       ---------
Term loan                     1,400,000       1,400,000         1,400,000          1,400,000          350,000       5,950,000

  Interest rate - capped           9.50%          10.50%               --                 --               --

  Interest rate - no cap             --              --             10.50%             10.50%           10.50%


Line of credit - capped       3,000,000              --                --                 --               --       3,000,000

  Interest rate                    9.50%             --                --                 --               --

Line of credit - no cap       1,351,000              --                --                 --               --       1,351,000

  Interest rate                   10.25%             --                --                 --               --



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES

The Company previously had outstanding Class A and Class B Redeemable Common Stock Purchase Warrants, with respect to which four Warrants plus $25 and $30, respectively, were exercisable for one share of Common Stock. These Warrants expired on November 17, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on November 2, 2000. The following matters were acted upon:

1. The following persons were elected as directors of the Company for the next three fiscal years until their successors are elected and qualified.

           Nominees for Director           For          Against       Withheld

           William L.G. Kwan           2,741,638        104,375           0
           Anthony J. Coppola          2,741,638        104,375           0

There were no broker held non-voted shares represented at the meeting with respect to this matter.

Other directors and the year in which their terms as directors will expire:

             Director                         Year
             --------                         ----
             Richard J. DePiano               2002
             Fred G. Choate                   2001
             Jay L. Federman, M.D.            2002
             Jeffrey F. O'Donnell             2001

2. The shareholders approved an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares available for award under the Plan from 235,000 to 435,000 shares of Common Stock.

                   For           Against          Withheld
                ---------        -------          --------
                2,640,917        193,342            11,754

There were 1,657,682 broker held non-voted shares represented at the meeting with respect to this matter.

3. The shareholders approved the Company's Equity Incentive Plan for Employees of Sonomed, Inc.

                   For           Against          Withheld
                ---------        -------          --------
                2,657,244        174,122            14,647

There were 1,657,682 broker held non-voted shares represented at the meeting with respect to this matter.

4. The shareholders ratified the appointment of Parente Randolph, LLC as the Company's independent auditors for fiscal year 2001.

                   For           Against          Withheld
                ---------        -------          --------
                2,759,226         74,250            12,537

There were no broker held non-voted shares represented at the meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.14 Registrant's Amended and Restated 1999 Equity Incentive Plan, filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 5, 2001

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ESCALON MEDICAL CORP.
                                       (Registrant)

DATE: February 9, 2001            By: /s/ Richard J. DePiano
      ----------------               -------------------------------------------
                                          Richard J. DePiano
                                          Chairman and
                                          Chief Executive Officer


DATE: February 9, 2001            By: /s/ Harry M. Rimmer
      ----------------               -------------------------------------------
                                          Harry M. Rimmer
                                          Vice President - Corporate Development
                                          and Finance, Secretary