Form 10-Q
period 2001-03-31
ESCALON MEDICAL CORP
filed 2001-05-15
CIK 862668

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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


Date:  May 2, 2001                  3,292,184  Shares of Common Stock, $0.001 par value

                              ESCALON MEDICAL CORP.


                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.           FINANCIAL INFORMATION


         Item 1.  Condensed Consolidated Financial Statements


                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  March 31, 2001                                                        3


                  Condensed Consolidated Statements of Operations for the Three
                  And Nine Months Ended March 31, 2001 and 2000                         4


                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 2001 and 2000                                  5


                  Notes to Condensed Consolidated Financial Statements                  6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           16


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                                    16

         Item 2.  Changes in Securities                                                16

         Item 4.  Submission of Matters to Vote of Security Holders                    16

         Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                                    17

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,            March 31,
                                                                             2000                2001
                                                                        ------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $    177,106        $    205,366
  Accounts receivable, net                                                 1,331,783           2,051,756
  Inventory, net                                                           1,574,678           1,740,437
  Prepaid insurance                                                          166,667              35,021
  Other current assets                                                        69,063              45,307
                                                                        ------------        ------------
    Total current assets                                                   3,319,297           4,077,887
Long-term note receivable                                                    150,000             150,000
Furniture and equipment, net                                                 479,018             608,629
Customer lists, net                                                        7,464,722           7,079,722
Goodwill, net                                                              2,278,576           2,197,746
Trademarks and trade names, net                                            2,229,722           2,114,772
License and distribution rights, net                                         266,843             245,106
Patents, net                                                                 215,006             209,278
Due from joint venture                                                        80,961             646,494
Other assets                                                                 361,145             909,182
                                                                        ------------        ------------

    Total assets                                                        $ 16,845,290        $ 18,238,816
                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                        $  4,032,105        $  4,801,009
  Current portion of long-term debt                                        1,400,000           1,464,884
  Accounts payable                                                           462,086             358,051
  Accrued compensation                                                       355,074             390,920
  Other current liabilities                                                  280,976             369,426
                                                                        ------------        ------------
    Total current liabilities                                              6,530,241           7,384,290
Long-term debt, net of current portion                                     4,900,000           4,917,558
                                                                        ------------        ------------
    Total liabilities                                                     11,430,241          12,301,848
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
    no shares issued                                                              --                  --
  Common stock, $0.001 par value; 35,000,000 shares
    authorized, 3,292,184 and 3,242,184 shares issued at
    March 31, 2001 and June 30, 2000, respectively                             3,242               3,292
  Additional paid-in capital                                              46,021,569          46,121,519
  Accumulated deficit                                                    (40,609,762)        (40,187,843)
                                                                        ------------        ------------
    Total shareholders' equity                                             5,415,049           5,936,968
                                                                        ------------        ------------

Total liabilities and shareholders' equity                              $ 16,845,290        $ 18,238,816
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

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                    Nine Months Ended
                                                             March 31,                            March 31,
                                                     2000               2001               2000               2001
                                                  -----------        -----------        -----------        -----------

Revenues, net                                     $ 2,109,521        $ 2,824,555        $ 4,419,733        $ 8,721,915
                                                  -----------        -----------        -----------        -----------

Costs and expenses:
  Cost of goods sold                                  820,866            979,007          1,975,064          3,007,098
  Research and development                            296,930            160,586            764,313            361,190
  Marketing, general and administrative             1,383,349          1,297,754          3,361,419          4,017,034
                                                  -----------        -----------        -----------        -----------
    Total costs and expenses                        2,501,145          2,437,347          6,100,796          7,385,322
                                                  -----------        -----------        -----------        -----------

Income (loss) from operations                        (391,624)           387,208         (1,681,063)         1,336,593
                                                  -----------        -----------        -----------        -----------

Other income and expenses:

  Gain on Sale of Silicone Oil product line                --                 --          1,848,215                 --
  Write-off of Ocufit                                  22,253                 --           (432,859)                --
  Equity in income (loss) of unconsolidated
    joint venture                                          --             14,565                 --            (15,404)
  Interest income                                      32,561                 --            126,348              2,929
  Interest expense                                   (252,573)          (264,990)          (282,345)          (824,008)
                                                  -----------        -----------        -----------        -----------

    Total other income and expenses                  (197,759)          (250,425)         1,259,359           (836,483)
                                                  -----------        -----------        -----------        -----------

    Income (loss) before income taxes                (589,383)           136,783           (421,704)           500,110

  Income taxes                                         43,860             21,166             43,860             78,191
                                                  -----------        -----------        -----------        -----------

Net (loss) income                                 $  (633,243)       $   115,617        $  (465,564)       $   421,919
                                                  ===========        ===========        ===========        ===========

Basic net (loss) income per share                 $    (0.195)       $     0.035        $    (0.144)       $     0.128
                                                  ===========        ===========        ===========        ===========

Diluted net (loss) income per share               $    (0.195)       $     0.035        $    (0.144)       $     0.126
                                                  ===========        ===========        ===========        ===========

  Weighted average shares - basic                   3,242,184          3,292,184          3,242,184          3,292,184
                                                  ===========        ===========        ===========        ===========

  Weighted average shares - diluted                 3,242,184          3,334,727          3,242,184          3,340,713
                                                  ===========        ===========        ===========        ===========


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine Months Ended March 31,
                                                                          2000                2001
                                                                      ------------        ------------
Cash Flows from Operating Activities:
  Net income                                                          $   (465,564)       $    421,919
  Adjustments to reconcile net income to net cash (used in)
    provided from operating activities:
      Depreciation and amortization                                        513,281             849,191
      Gain on sale of Silicone Oil                                      (1,848,215)                 --
      Write-off of Ocufit                                                  432,859                  --
      Loss of unconsolidated joint venture                                      --              15,404
      Change in operating assets and liabilities:
        Accounts receivable, net                                           687,283            (719,973)
        Inventory, net                                                     153,551            (165,759)
        Other operating assets, current and long-term                       45,495             247,828
        Accounts payable, accrued and other liabilities                   (336,949)             85,144
                                                                      ------------        ------------
          Net cash (used in) provided from operating activities           (818,259)            733,754
                                                                      ------------        ------------
Cash Flows from Investing Activities:
  Purchase of short-term investments                                    (7,043,061)                 --
  Proceeds from maturities of short-term investments                     7,043,061                  --
  Proceeds from sale of Silicone Oil product line                        1,587,885                  --
  Release of restricted cash                                             1,000,000                  --
  Final payment for Vascular Access Business                            (1,000,000)                 --
  Purchase of Sonomed, Inc.                                            (12,050,000)                 --
  Due from joint venture                                                        --            (565,533)
  Purchase of furniture and equipment                                      (86,648)           (126,187)
  Other assets                                                            (114,252)                 --
  Goodwill, license and distribution rights and patents                    (67,716)            (79,528)
                                                                      ------------        ------------
          Net cash used in investing activities                        (10,730,731)           (771,248)
                                                                      ------------        ------------
Cash Flows from Financing Activities:
  Line of credit borrowing, net                                          4,000,000             768,904
  Proceeds from term loan                                                7,000,000                  --
  Principal payments on term loan                                         (933,332)           (703,150)
  Payment of deferred finance charge                                      (100,000)                 --
                                                                      ------------        ------------
          Net cash provided by financing activities                      9,966,668              65,754
                                                                      ------------        ------------
          Net (decrease) increase in cash and cash equivalents          (1,582,322)             28,260
Cash and cash equivalents, beginning of period                           3,854,240             177,106
                                                                      ------------        ------------
Cash and cash equivalents, end of period                              $  2,271,918        $    205,366
                                                                      ============        ============
Supplemental Schedule of Cash Flow Information:
  Interest paid                                                       $    259,789        $    734,015
                                                                      ============        ============
Supplemental Schedule of Noncash Activity:
  Accrued royalties converted to short-term debt                      $         --        $     64,884
  Long-term debt obligation incurred as a result of a royalty
    agreement                                                         $         --        $    717,558
  Accrued royalties converted to common stock                         $         --        $    100,000
  Deposit on furniture and equipment reclassed from
    other assets                                                      $         --        $    105,044


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

2.       PER SHARE INFORMATION

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended                Nine Months Ended
                                                                           March 31,                        March 31,
                                                                      2000             2001            2000             2001
                                                                   -----------      -----------     -----------      -----------
Numerator:
  Numerator for basic and diluted earnings (loss) per share:
    Net (loss) income                                              $  (633,243)     $   115,616     $  (465,564)     $   421,919
                                                                   -----------      -----------     -----------      -----------

  Denominator:
    Denominator for basic earnings per
      share - weighted average shares                                3,242,184        3,292,184       3,242,184        3,292,184
    Effect of dilutive securities:
      Employee stock options                                                --           42,543              --           48,529
                                                                   -----------      -----------     -----------      -----------
    Denominator for diluted earnings
      per share - weighted average and
      assumed conversion                                             3,242,184        3,334,727       3,242,184        3,340,713
                                                                   ===========      ===========     ===========      ===========

Basic earnings (loss) per share                                    $    (0.195)     $     0.035     $    (0.144)     $     0.128
                                                                   ===========      ===========     ===========      ===========
Diluted earnings (loss) per share                                  $    (0.195)     $     0.035     $    (0.144)     $     0.126
                                                                   ===========      ===========     ===========      ===========

3.  INVENTORIES

Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                         June 30,          March 31,
                                          2000               2001
                                      -----------        -----------

Raw materials / work in process       $ 1,336,754        $ 1,427,981
Finished goods                            365,092            414,624
                                      -----------        -----------
                                        1,701,846          1,842,605
Valuation allowance                      (127,168)          (102,168)
                                      -----------        -----------

                                      $ 1,574,678        $ 1,740,437
                                      ===========        ===========


4.  ACQUISITION OF SONOMED, INC.

On January 14, 2000, the Company purchased all of the outstanding capital stock of Sonomed, Inc. ("Sonomed"), a privately-held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition was $12,314,202, of which $11,212,488 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,212,488 to goodwill. The intangible assets are being amortized on a straight-line basis over a fifteen-year period.

In addition, the Company entered into a three-year employment agreement with the president of Sonomed, which provides for a $175,000 annual salary (plus cost of living adjustments). The Company also issued to key employees of Sonomed incentive stock options exercisable for the purchase of 330,000 shares of the Company's Common Stock and agreed to make available to key employees of Sonomed a bonus program of at least three percent of Sonomed's net quarterly sales for a period of three years.

The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                         PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                 Nine Months Ended
                                                    March 31,                         March 31,
                                            2000               2001              2000              2001
                                         -----------        -----------       -----------       -----------

Revenues                                 $ 2,342,000        $ 2,825,000       $ 7,852,000       $ 8,722,000
Net income                               $  (531,104)       $   116,000       $   299,000       $   422,000

Basic net income per share               $    (0.164)       $     0.035       $     0.092       $     0.128
Diluted net income per share             $    (0.164)       $     0.035       $     0.092       $     0.126

Weighted average shares - basic            3,242,184          3,292,184         3,242,184         3,292,184
Weighted average  shares - diluted         3,242,184          3,334,727         3,242,184         3,340,713

5.  BANK LOANS

In connection with the acquisition of Sonomed on January 14, 2000, PNC Bank, N.A. refinanced the Company's $2,000,000 credit facility. In doing so, the Bank released $1,000,000 of restricted cash held as collateral for the Company's prior term loan. The Company repaid the outstanding balances on its line of credit ($1,000,000) and term loan ($833,330). The Bank then granted a new $12,000,000 credit facility to provide financing for the acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 reducing line of credit. The interest rate on the term loan is on prime plus 1.0% and the line of credit is prime plus 0.75%. An interest rate cap agreement was entered into to cover the $7,000,000 term loan through January 2003 and $3,000,000 of the line of credit though January 2002. The maximum interest rate that may be charged on the term loan and on the protected portion of the line of credit for calendar year 2000 was 9%. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees will be amortized over the term of the loans using the effective interest method. All of the Company's assets collateralize these agreements. At March 31, 2001, the interest rates applicable to the term loan and the line of credit were 9.00% and 8.75% (9.50% on the unprotected portion), respectively.

The term loan and the line of credit agreements contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. The Company did not achieve the EBITDA and net worth covenants and also violated other covenants regarding investments and advances and the creation of further indebtedness, which are breaches of the loan agreements. The Bank has waived these requirements of the agreements as of March 31, 2001, and for the period ending April 1, 2002.

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

7.  REVENUES, NET

Revenues, net include quarterly payments earned in connection with the sale of the AdatoSil(R) 5000 Silicone Oil ("Silicone Oil") product line. This revenue totaled $1,528,000 for the period beginning on the commencement date of August 11, 2000 through March 31, 2001. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of March 31, 2001 is $623,000.

8. AMENDMENT AND SUPPLEMENT TO ASSETS SALE AND PURCHASE AGREEMENT AND RELEASE

On January 21, 1999, Escalon Vascular Access, Inc., the Company's wholly owned subsidiary and Radiance Medical Systems, Inc., ("Radiance") formerly CardioVascular Dynamics Inc., entered into an Assets Sale and Purchase Agreement. Pursuant to this Assets Sale and Purchase Agreement, the Company acquired the assets of Radiance's Vascular Access Business for an aggregate purchase price of $2,104,442.19 in cash. The Company also agreed to pay royalties based on future sales of products of the Vascular Access Business for a period of five years following the closing of this sale, with a guaranteed minimum royalty of $300,000 per year. In lieu of the Company paying guaranteed minimum royalties over the remaining three years, the Company has renegotiated with Radiance a lump-sum amount of $717,558 plus interest to be paid over three years, as set forth in the Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001. In connection therewith, the Company delivered to Radiance an additional term note in the amount of $717,558, with interest at the prime rate as published in The Wall Street Journal (New York edition) plus 1%, with interest only payable quarterly beginning on May 31, 2001 through January 15, 2002 and principal and interest payable in eleven quarterly installments beginning on April 15, 2002. In addition, the Amendment also accounts for $182,442 of accrued royalties for the period ended January 21, 2001. Pursuant to the Amendment the Company paid $17,558 to Radiance, delivered a Short Term Note in the amount of $64,884, with interest at the prime rate as published in The Wall Street Journal (New York edition) plus 1%, with interest only payable quarterly beginning on May 31, 2001 and the principal and interest payable in full on January 15, 2002, and issued to Radiance 50,000 shares of the Company's common stock valued at $100,000 (See Part I, Item 2 "LIQUIDITY AND CAPITAL RESOURCES."). The Company agreed to use its best efforts to register the shares of the Company's common stock issued to Radiance in the amendment on Form S-3 under the Securities Act of 1933 (the "Securities Act") in a manner that will, upon being declared effective, constitute a "shelf" registration for purposes of Rule 415 under the Securities Act.

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

         Escalon Medical Corp. and its subsidiaries, Sonomed, Inc., Escalon Pharmaceutical Inc., Escalon Vascular Access, Inc. and Escalon Digital Vision, Inc., (jointly referred to as "Escalon" or the "Company") operate in the healthcare market specializing in the development, manufacture, marketing and distribution of ophthalmic diagnostic, surgical and pharmaceutical products, as well as vascular access devices.

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

         Escalon purchased the vascular access business unit of Radiance Medical Systems, Inc. in January 1999. This was significant as the Company's first step in diversification. The vascular access product line was the first niche product acquired outside the ophthalmic medical field. Vascular products are marketed to cardiac catheterization laboratories through the Company's sales force and a series of independent distributors.

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

Three and Nine-Month Periods Ended March 31, 2000 and 2001

Product revenues increased $715,000 or 33.89%, to $2,825,000 for the three-month period ended March 31, 2001 as compared to $2,110,000 for the same period ended March 31, 2000. Revenue from the Sonomed business unit increased $237,000 to $1,398,000 for the three-month period ended March 31, 2001 as compared to $1,161,000 for the same period ended March 31, 2000. Sonomed was acquired in mid-January 2000, therefore contributing only two-and-one half months' revenue during the three-month period ended March 31, 2000. In the Company's Medical business unit, revenue earned in connection with Silicone Oil was $623,000 for the three-month period ended March 31, 2001. Revenues from the balance of the Medical product line experienced a nominal decrease of $48,000 for the three-month period ended March 31, 2001 as compared to the same period ended March 31, 2000. The Vascular business unit experienced a $97,000 decrease in revenue to $524,000 for the three-month period ended March 31, 2001 compared to the same period last year. This decrease occurred as distributors experienced a surplus of inventory and reduced orders.

Product revenues increased $4,302,000 or 97.33%, to $8,722,000 for the nine-month period ended March 31, 2001 as compared to $4,420,000 for the same period ended March 31, 2001. Revenue from the Sonomed business unit increased $3,320,000 to $4,481,000 for the nine-month period ended March 31, 2001 as compared to $1,161,000 for the same period ended March 31, 2000. Sonomed was acquired in mid-January 2000, therefore contributing only two-and-one half months' revenue during the nine-month period ended March 31, 2000. In the Company's Medical business unit, revenue earned in connection with Silicone Oil was $574,000 from July 1, 1999 through August 13, 1999. The Company sold its rights to the product to Bausch & Lomb on August 13, 1999, and did not recognize any revenue from Silicone Oil for a period of one year from the date of sale. Beginning on August 13, 2000, the Company is entitled to receive from Bausch & Lomb a percentage of Bausch & Lomb's gross profit from sales of the oil product through fiscal 2005. From August 13, 2000 through March 31, 2001 revenue earned in connection with Silicone Oil was $1,528,000, $954,000 more than the Silicone Oil revenue recognized during the period ended March 31, 2000. Revenues from the balance of the Medical product line increased by $210,000. This increase was due mainly to the fulfillment of customers' backorders for the Company's ISPAN(TM) gas product during the first quarter of fiscal 2001. The Vascular business unit experienced an $182,000 decrease compared to the same period last year. This decrease occurred as distributors experienced a surplus of inventory and reduced orders.

Cost of goods sold totaled $979,000, or 34.65% of revenue, for the three-month period ended March 31, 2001, as compared to $821,000, or 38.91% of revenue for the same period last year. The reduction in cost of goods sold as a percentage of revenue is due to a favorable product mix resulting from the acquisition of Sonomed and revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in the Sonomed unit totaled $526,000, or 37.63% of revenue during the three-month period ended March 31, 2001. Cost of goods sold in the Medical unit decreased $33,000 to $187,000, or 20.73% of revenue. Cost of goods sold as a percentage of revenue was 67.28% during the same period last fiscal year. This decrease is due to the fact that the Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical business unit was 67.03% of sales for the three-month period ended March 31, 2001, when Silicone Oil revenue is excluded. Cost of goods sold in the Vascular unit increased $3,000 to $266,000, or 50.76% of revenue, as compared to 42.35% of revenue during the same period last year. Materials represented 29.96%, while labor and other employee-related expenses represented 20.80% for the three-month period ended March 31, 2001. Materials represented 29.63%, while labor and other employee-related expenses represented 12.72% for the three-month period ended March 31, 2000.

Cost of goods sold totaled $3,007,000, or 34.48% of revenue, for the nine-month period ended March 31, 2001, as compared to $1,975,000, or 44.68% of revenue for the same period last year.

The reduction in cost of goods sold as a percentage of revenue is due to a favorable product mix resulting from the acquisition of Sonomed and revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in the Sonomed unit totaled $1,647,000, or 36.76% of revenue. Cost of goods sold in the Medical unit decreased $234,000 to $638,000, or 23.36% of revenue. Cost of goods sold as a percentage of revenue was 55.62% during the same period last fiscal year. This decrease is due to the fact that the Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical business unit was 53.03% of sales for the nine-month period ended March 31, 2001, when Silicone Oil revenue is excluded. Cost of goods sold in the Vascular unit decreased $43,000 to $722,000, or 47.85% of revenue, as compared to 45.19% of revenue during the same period last year.

Research and development expenses decreased $136,000, or 45.79%, to $161,000 for the three-month period ended March 31, 2001 when compared to the same period last fiscal year. Research and development in the Sonomed unit increased $34,000, or 56.67%, to $94,000 for the three-month period ended March 31, 2001. This is largely due to increased consulting activity related to a new product expected to be released in the fourth quarter of fiscal 2001. Research and development in the Medical and Vascular business units decreased $170,000 when compared to the same period last year. The Company has suspended development of Povidone-Iodine 2.5% and is seeking a partner for further development of this product line; development of Ocufit SR(R) has been terminated. The Company's present strategy for research and development, as well as what it expects to implement in the future, entails undertaking shorter-term projects with quicker anticipated returns.

Research and development expenses decreased $403,000, or 52.75%, to $361,000 for the nine-month period ended March 31, 2001 when compared to the same period last fiscal year. Research and development expense in the Sonomed unit increased $172,000 to $232,000 for the nine-month period ended March 31, 2001. This increase is largely due to the fact that Sonomed was acquired in January 2000, and therefore contributed only two-and-one-half months' expenses during the same period last fiscal year. Research and development in the Medical and Vascular business units decreased $575,000 when compared to the same period last year. The Company has suspended development of Povidone-Iodine 2.5% and is seeking a partner for further development of this product line; development of Ocufit SR(R) has been terminated.

Marketing, general and administrative expenses decreased $85,000, or 6.15%, to $1,298,000 for the three-month period ended March 31, 2001 when compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed and Medical units decreased $9,000 to $1,007,000 for the three-month period ended March 31, 2001. This decrease is due largely to a decrease in administrative bonuses, as year-to-date balances were adjusted to reflect the company's cost-cutting focus. Marketing, general and administrative expenses in the Vascular business unit decreased $76,000, or 20.94%, to $291,000. This decrease was largely due to reduced salaries and employee-related expenses due to reduced headcount.

Marketing, general and administrative expenses increased $656,000, or 19.52%, to $4,017,000 for the nine-month period ended March 31, 2001 when compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed and Medical units increased $818,000 to $3,182,000 for the nine-month period ended March 31, 2001. This increase is largely due to the fact that Sonomed was acquired in January 2000, and therefore contributed only two-and-one-half months expenses during the same period last fiscal year. This increase is offset by the following reductions in the Medical business unit:
Royalties decreased by $51,000 as a result of the Company's decision to discontinue clinical trials of Ocufit SR(R) in December 1999. Travel-related expenses decreased $58,000, the direct result of a concerted effort in this area. Marketing, general and administrative expenses in the Vascular business unit decreased $162,000 to $835,000. The main factors contributing to this decrease were decreased salaries and employee-related costs, which reduced by $154,000, the result of reduced headcount; and a decrease in travel-related expenses, which reduced by $82,000, the direct result of a concerted effort in this area. These decreases were partially offset by an increase in consulting expense of $83,000, mostly due to the retention of a sales and marketing consultant.

In August 1999, the Company reported the sale of its license and distribution rights for the AdatoSil(R) 5000 Silicone Oil product line. This sale resulted in a $1,848,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line.

After completing the initial phase I human clinical trials in late December 1999, management re-evaluated its Ocufit SR(R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in the Company taking a non-cash charge of $411,000 in the second and third quarter of fiscal 2000, which included write-off of the net book value for remaining goodwill and patent costs associated with this project.

On December 18, 2000, the Company announced that it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system will be marketed through the Company's joint venture with MegaVision, Inc. As a result of the approval, the joint venture began selling the product in December 2000, resulting in Escalon recognizing a $15,000 profit for the three months ended March 31, 2001. For the nine months ended March 31, 2001, the Company has recorded a $15,000 loss from the joint venture.

Interest income decreased $33,000 and $123,000 for the three- and nine-month periods ended March 31, 2001 as compared to the same periods last year. On a quarterly basis, the Company's cash balance has been substantially lower than during the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment due to the significant changes in the Company arising from the Sonomed acquisition.

Interest expense increased $12,000 and $542,000 for the three- and nine-month periods ended March 31, 2001 as compared to the same periods last year. This is largely the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 2000. In connection with the Sonomed acquisition, PNC Bank refinanced its existing debt, providing $12,000,000 of financing to the Company.

There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards. The Company has recognized a $78,000 expense related to state income taxes for the nine-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $205,000 as compared to $177,000 at June 30, 2000, an increase of $28,000. This increase consists of $734,000 provided by operating activities, and $771,000 additional borrowing against the line of credit offset by $700,000 used to pay down the term loan, $566,000 additional investment in the joint venture with MegaVision, Inc., $126,000 used to purchase assets, the large portion of which includes a new accounting software package and related hardware, and $80,000 which has been classified as goodwill related to the Sonomed acquisition. The additions to goodwill were the result of an agreement between the Company and the former owner of Sonomed, whereby the Company agreed to indemnify the former owner for certain taxes incurred as a result of the acquisition.

On January 14, 2000, the Company replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At March 31, 2001, the Company was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counter-party to both agreements, on a monthly basis the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceed 9%. Payments are also due monthly from the Bank if the interest rate on the loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10% for the period January 1, 2002 through January 1, 2003. At March 31, 2001, the interest rates applicable to the term loan and the line of credit were 9.0% and 8.75% (9.50% on the unprotected portion), respectively. Escalon also paid $100,000 in finance fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements. The Bank's prime rate as of March 31, 2001 was 8.0%.

The term loan and the line of credit agreements contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. The Company did not achieve the EBITDA and net worth covenants and also violated other covenants regarding investments and advances and the creation of further indebtedness, which are breaches of the loan agreements. The Bank has waived these requirements of the agreements as of March 31, 2001, and for the period ending April 1, 2002. In addition, the Company is currently negotiating with the Bank to amend the covenant conditions of the line of credit and the term loan.

On January 21, 1999, the Company's wholly owned subsidiary, Escalon Vascular Access, Inc., and Radiance Medical Systems, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash, the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of products of the vascular access business for a period of five years following the closing of this sale with a guaranteed minimum royalty of $300,000 per year. On February 28, 2001 the parties amended the agreement (see Part II. Other Information, Item 6. Exhibits and reports on Form 8-K, Exhibit 10.15 Registrant's Amendment and Supplement Agreement and Release between the Registrant and Radiance Medical Systems, Inc.) to provide an adjustment in the terms of payment of the royalties. Pursuant to the Agreement the Company will pay $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884, an additional term note in the amount of $717,558 and has issued 50,000 shares of Escalon Common Stock to Radiance. The Company anticipates that additional expenditures may be incurred in connection with registration of the Common stock, which will require the filing of Form S-3 .

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

The Company anticipates that the cash generated from future product sales and cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on current levels of operations. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the significant expenditures needed to fund its' growth-through-acquisition strategy.

The Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, an investor could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

                               Reportable Segments
                        Nine Months Ended March 31, 2001

                                       Medical           Vascular            Sonomed             Other             Total
                                       -------           --------            -------             -----             -----

Revenue, net                         $ 2,731,000       $ 1,510,000        $ 4,481,000          $     --        $ 8,722,000
Interest income                            3,000                --                 --                --              3,000
Interest expense                              --             5,000            819,000                --            824,000
Equity in loss of
  unconsolidated joint venture                --                --                 --                                   --
Net profit (loss)                        505,000           (68,000)                --           (15,000)           422,000

--------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization            107,000           155,000            576,000            11,000            849,000
Assets                                 2,469,000         2,896,000         12,096,000           778,000         18,239,000
Expenditures for long
  lived assets                            91,000            21,000             14,000                --            126,000

--------------------------------------------------------------------------------------------------------------------------



During the nine-month period ended March 31, 2001, Medical derived the majority of its revenues from the sales of ISPAN(TM) gas products and disposable products and from additional consideration in connection with the sale of the Silicone Oil product line. Vascular derived the majority of its revenues from the sales of Smartneedles and PD Access needles, both of which are used by personnel in the medical field to aid in locating difficult arteries and veins. Sonomed derived the majority of its revenues from the sales of A-Scans, B-Scans and pachymeters, which are ultrasound systems used for diagnostic or biometric applications in ophthalmology.

During the nine-month period ended March 31, 2001, the Company had one entity, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $1,863,000, or 21.36% of consolidated net revenues, during the period. This revenue is recorded in the Medical business segment. Included in accounts receivable is $623,000 owed to the Company from Bausch & Lomb. Of the external revenues reported above, $62,000, $132,000 and $1,657,000 were derived internationally in Medical, Vascular and Sonomed, respectively.

Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10Q for analysis between the fiscal 2001 information disclosed here and the comparative results from fiscal 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The table below provides information about the Company's financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the federal prime rate at March 31, 2001 plus 1.0% on the term loan and 0.75% on the line of credit. Interest rate cap agreements are used to reduce the potential impact of increases on the floating-rate term loan and line of credit. At March 31, 2001, the Company was party to interest rate cap agreements covering the entire term loan through January 1, 2003 and $3,000,000 of the line of credit through January 1, 2002.

                                                          Expected Maturity Date, Fiscal
                              -----------------------------------------------------------------------------------------------
                                   2001              2002              2003             2004           2005          Total
                              ------------      ------------      ------------     ------------      ---------      ---------

Term loan                          350,000         1,400,000         1,400,000        1,400,000      1,050,000      5,600,000
 Interest rate - capped               9.00%             9.00%             9.00%              --             --
 Interest rate - no cap                                   --                --             9.75%          9.75%

Line of credit - capped          3,000,000                --                --               --             --      3,000,000
 Interest rate                        8.75%               --                --               --             --
Line of credit - no cap          1,801,000                --                --               --             --      1,801,000
 Interest rate                        9.50%               --                --               --             --

Radiance Note 1                         --            65,000                --               --             --         65,000
 Interest rate                          --              9.00%               --               --             --
Radiance note 2                         --           130,000           261,000          261,000         65,000        717,000
 Interest rate                          --              9.00%             9.00%            9.00%          9.00%



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

On February 28, 2001, Escalon Vascular Access, Inc. and Radiance Medical Systems, Inc. entered into and Amendment and Supplement Agreement and Release (see Item 6, Exhibit 10.15). Pursuant to this Amendment, the Company has issued 50,000 shares of Escalon Medical Corp. Common Stock to Radiance Medical Systems, Inc. See footnote 8 for a complete discussion of this Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.15 Registrant's Amendment and Supplement Agreement and Release between the Registrant and Radiance Medical Systems, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ESCALON MEDICAL CORP.
                           (Registrant)

DATE:  May 8, 2001                  By:   /s/  Richard J. DePiano
       -----------                        -----------------------
                                          Richard J. DePiano
                                          Chairman and
                                          Chief Executive Officer


DATE:  May 8, 2001                  By:   /s/  Harry M. Rimmer
       -----------                        ---------------------
                                          Harry M. Rimmer
                                          Vice President - Corporate Development
                                          and Finance, Secretary