Form 10-K
period 2001-06-30
ESCALON MEDICAL CORP
filed 2001-09-28
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

                                       OR

[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from......... to........

                         COMMISSION FILE NUMBER 0-20127

                              ESCALON MEDICAL CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     33-0272839
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

                    351 EAST CONESTOGA ROAD, WAYNE, PA 19087
          (Address of principal executive offices, including zip code)

                                 (610) 688-6830
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 21, 2001, 3,292,184 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the Registrant's nonaffiliates was approximately $5,563,791 (based upon the closing price of the Common Stock on the Nasdaq SmallCap Market on such date).

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                              ESCALON MEDICAL CORP.
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I                                                                      Page
         Item 1.    Business                                                  1
         Item 2.    Properties                                                6
         Item 3.    Legal Proceedings                                         6
         Item 4.    Submission of Matters to a Vote of Security Holders       7

PART II

         Item 5.    Market for Registrant's Common Equity and Related
                             Stockholder Matters                              7
         Item 6.    Selected Financial Data                                   8
         Item 7.    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations              9
         Item 7A.   Quantitative and Qualitative Disclosures About
                             Market Risk                                     14
         Item 8.    Financial Statements and Supplementary Data              15
         Item 9.    Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure             15

PART III

         Item 10.   Directors and Executive Officers of the Registrant       15
         Item 11.   Executive Compensation                                   15
         Item 12.   Security Ownership of Certain Beneficial Owners
                             and Management                                  16
         Item 13.   Certain Relationships and Related Transactions           16

PART IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K                                     16

SIGNATURES                                                                   18

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

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. In November 1999, Escalon reincorporated in Delaware. Within this document, the "Company" collectively shall mean Escalon and its wholly-owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceutical and vascular access products.

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("Intralase"), in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing the laser technology through to commercialization.

         To further diversify its product portfolio, in January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. This was the first step in a plan of diversification to acquire profitable niche medical products. Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Digital as a wholly-owned subsidiary. This subsidiary formed a joint venture, Escalon Medical Imaging, LLC ("Imaging"), with MegaVision, Inc. ("MegaVision"), a privately-held company, to develop and market a digital camera back for ophthalmic photography.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; and (iii) general competitive and economic conditions of the health care market.

SONOMED BUSINESS

Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. The systems are of three types: A-scans, B-scans and pachymeters.

         A-scans

         The A-scan provides information about the internal structure of the eye by sending a beam of ultrasound along a fixed axis through the eye and displaying the various echoes reflected from surfaces intersected by the beam. The principal echoes occur at the cornea, both surfaces of the lens and the retina. The system displays the position and magnitudes of the echoes on an electronic display. This allows ophthalmologists to view structures within the eye and differentiate between normal tissue and pathology, such as tumors and cysts. The A-scan also includes software for measuring distances within the eye. This information is primarily used to calculate lens power for implants; for example, in preparation for cataract operations.

         B-scans

         The B-scan is primarily a diagnostic tool, which supplies information to physicians where the media within the eye are cloudy or opaque. Whereas physicians normally uses light, which cannot pass through such media, the ultrasound beam is capable of passing through the opacity and displaying an image of the internal structures of the eye. Unlike the A-scan, the B-scan transducer is not in a fixed position; it swings through a 60 degree sector to provide a two dimensional image of the eye.

         Pachymeters

         The pachymeter uses the same principles as the A-scan, but the system is tailored to measure the thickness of the cornea. With the advent of refractive surgery (where the cornea is actually cut and reshaped), this measurement has become critical. Surgeons must know the precise thickness of the cornea so as to set the blade to make a cut of approximately 20 percent of the thickness of the cornea.

VASCULAR ACCESS BUSINESS

Vascular develops, manufactures and markets vascular access products presently focusing on selling to cardiac catheterization laboratories. The Company's vascular products include the PD Access(TM) and Smartneedle(TM) lines of monitors, needles and catheter products.

         PD Access(TM) and Smartneedle(TM) Monitors, Needles and Catheter
Products

         These patented devices utilize a miniature Doppler ultrasound probe that is inserted in the lumen of a vascular access needle. When the device is placed subcutaneously in a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful access.

MEDICAL / TREK BUSINESS

The Company develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. The products are primarily utilized by vitreoretinal ophthalmic surgeons. The following is a summary of the Company's key surgical product lines:

         AdatoSil(R)5000 Silicone Oil ("Silicone Oil")

         Until August 1999, the Company distributed Silicone Oil, a specialty product used in "worst case" detached retina surgery as a mechanical aid in the reattachment procedure. The license and distribution rights for this product were sold to Bausch & Lomb Surgical, Inc. for $2.1 million and additional cash consideration payable through August 2005. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

         Viscous Fluid Transfer Systems

         Escalon markets several viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of Silicone Oil during surgery.

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

         Fiber Optic Light Sources

         Light source and fiber optic products are widely used by vitreoretinal surgeons during surgery. The Company offers surgeons a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

DIGITAL / IMAGING BUSINESS

The Company entered into a joint venture with MegaVision in April 2000 to develop, manufacture and market a digital camera back for use in the field of ophthalmology. The camera back technology developed by Megavision, based in Santa Barbara, California, is at the cutting edge of digital photography.

         CFA Camera Back

         Imaging, the joint venture between Digital and MegaVision developed the CFA Camera Back. The images produced by this system furnish a very high level of detail. The camera back is being marketed to medical institutions, educational institutions and ophthalmologists preeminent in their field for the purpose of photographic diagnosis of retinal disorders.

PHARMACEUTICAL BUSINESS

         The Company retains the license and distribution rights for Povidone-Iodine 2.5% Solution. The product will require further development before achieving FDA approval. The Company has suspended further development pending the establishment of strategic partnership arrangements. Povidone-Iodine 2.5% Solution is a broad-spectrum anti-microbial intended to prevent ophthalmia neonatorum in newborns.

         RESEARCH AND DEVELOPMENT

         The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility located on Long Island. Research and development expenditures for the fiscal years ended 2001, 2000 and 1999 amounted to $0.5 million, $1.0 million and $0.7 million, respectively. Following the suspension of Ocufit SR, the Company took a net writedown of $418,000 in fiscal 2000.

         MANUFACTURING AND DISTRIBUTION

         Escalon leases 13,500 square feet of space in New Berlin, Wisconsin for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used for subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's ophthalmic surgical products are distributed from its Wisconsin facility. The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. This facility contains 7,100 square feet. The Company has aggressively pursued and achieved ISO9001 certification at both of its manufacturing facilities for all medical and ultrasound devices produced. CE certification has been obtained for disposable delivery systems, vascular access products and certain ultrasound models. The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

         MARKETING AND SALES

         The Medical / Trek business unit sells its ophthalmic device and instrument products directly to end users through internal sales and marketing employees at its Wisconsin facility as well as through a distributor in Missouri. Sales are made primarily to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery.

         Vascular access products are marketed domestically through internal sales and marketing employees in Pennsylvania, Illinois and at its Wisconsin facility as well as through six independent distributors and sales representatives located in Florida, Massachusetts, Missouri, Ohio and Washington managed by the Company's sales team.

         The Sonomed product line is sold through internal sales employees at its New York facility to a vast network of distributors and directly to medical institutions both domestically and abroad.

         SERVICE AND SUPPORT

         Escalon maintains a full-service program for all products sold. Warranties exist on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and vascular access products. Sonomed's products are serviced at the New York facility.

         THIRD PARTY REIMBURSEMENT

         It is expected that physicians and hospitals will purchase the Company's ophthalmic products. They in turn will bill various third-party payers for health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. In addition, third-party payers may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

         PATENTS AND ROYALTIES

         The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Escalon's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. Twenty-one United States issued patents, and nineteen patents issued abroad, cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser systems (licensed to IntraLase), sixteen patents have been issued in the United States and eleven overseas. Vascular access products are covered by a total of eighteen patents, which provide protection in the United States, Europe, Japan and other countries overseas. The Company intends to vigorously defend its patents if the need arises.

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

         Several large companies dominate the ophthalmic market with the balance of the industry being highly fragmented. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established niche market players. The ophthalmic market in general is intensely competitive with each company eager to expand its market share. As a result of this competition, the Company believes that many of the industry's smaller companies will either consolidate or fail. Escalon's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. Escalon believes, therefore, that its success will depend in large part upon protecting its intellectual property through patents and other governmental registrations. At the same time, Escalon recognizes that there are other young and innovative companies that may develop competitive technologies.

         The vascular access product line is comprised of low-price, disposable devices, and currently it has no direct competition. However, a significantly higher priced non-disposable device that also facilitates vascular access is currently marketed.

         There are a variety of other devices that directly compete with Sonomed's ultrasound products and the camera back developed by Escalon Medical Imaging.

         HUMAN RESOURCES

         As of June 30, 2001, Escalon employed 53 full-time employees and 4 part-time employees. 31 of Escalon's full-time employees are employed in manufacturing, 14 are employed in general and administrative positions, Four are employed in sales and marketing and four are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement and the Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

         The Company leases an aggregate of approximately 22,000 square feet of space for its (a) executive offices in Wayne, Pennsylvania, (b) manufacturing / warehouse facility in New Berlin, Wisconsin, (c) manufacturing facility in Lake Success, New York and (d) consultant's office / storage facility in Turnersville, New Jersey. The Wisconsin facility lease covering approximately 13,500 square feet of space expires in April 2007. The executive offices leased in Wayne, Pennsylvania covers approximately 1,000 square feet. The Lake Success facility lease, covering approximately 7,100 square feet expires during fiscal 2005. Annual rent under all of the Company's lease arrangements was $294,050 for the year ended June 30, 2001.

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

         On June 6, 1996, the court denied a motion by Escalon and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

         In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on the behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier have deposited such funds in an escrow account.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Escalon's Common Stock trades on the Nasdaq SmallCap Market under the symbol "ESMC." The Company's Common Stock has traded on the Nasdaq SmallCap Market since June 7, 2000. The Common Stock previously traded on the Nasdaq National Market. The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq Stock Market.

         Fiscal Year Ended June 30, 2000             High               Low
         -------------------------------             -----             -----
         Quarter ended September 30, 1999            $2.50             $1.82
         Quarter ended December 31, 1999             $2.50             $1.50
         Quarter ended March 31, 2000                $7.38             $2.00
         Quarter ended June 30, 2000                 $4.25             $1.50

         Fiscal Year Ended June 30, 2001             High               Low
         -------------------------------             -----             -----
         Quarter ended September 30, 2000            $3.13             $1.50
         Quarter ended December 31, 2000             $3.00             $1.41
         Quarter ended March 31, 2001                $2.75             $1.44
         Quarter ended June 30, 2001                 $2.38             $1.48

         As of September 21, 2001, there were 150 holders of record of the Company's Common Stock. On September 21, 2001, the closing sale price of Escalon's Common Stock as reported by the Nasdaq Stock Market was $1.69.

         Escalon has never declared or paid a cash dividend on its Common Stock and presently intends to retain any future earnings to finance future growth and working capital needs. In addition, the Company is party to loan agreements which prohibit Escalon's payment of dividends.

         The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If Escalon's securities were delisted, investors could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein in Item 8.

                                                           FOR THE YEARS ENDED JUNE 30,
                                         ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:              2001          2000          1999          1998          1997
                                         ----------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         ----------------------------------------------------------------
Sales revenues, net                      $ 11,880      $  6,670      $  7,559      $  5,942      $  5,431

Costs and expenses:
  Cost of goods sold                        4,297         2,874         3,282         2,589         2,650
  Research and development                    492           984           738           495         1,571
  Marketing, general and
    administrative                          5,430         4,661         3,332         2,805         3,716
  Writedown of goodwill, license and
    distribution rights and patents            --           418            --            --         3,319
                                         --------      --------      --------      --------      --------
Total costs and expenses                   10,219         8,937         7,352         5,889        11,256
                                         --------      --------      --------      --------      --------
Income (loss) from operations               1,661        (2,267)          207            53        (5,825)
                                         --------      --------      --------      --------      --------
Sale of Silicone Oil product line              --         1,864            --            --            --
Sale of Betadine product line                  --            --           879            --            --
Equity in loss of unconsolidated
  joint venture                               (19)          (33)           --            --            --
Interest income                                 2           149           145           119           141
Interest expense                           (1,052)         (576)          (37)           (1)           (1)
                                         --------      --------      --------      --------      --------
Net income (loss)                        $    592      $   (863)     $  1,194      $    171      $ (5,685)
                                         ========      ========      ========      ========      ========
Basic net income (loss) per share        $   0.18      $  (0.27)     $   0.10      $  (0.04)     $  (2.16)
                                         ========      ========      ========      ========      ========
Diluted net income (loss) per share      $   0.18      $  (0.27)     $   0.10      $  (0.04)     $  (2.16)
                                         ========      ========      ========      ========      ========
Weighted average shares - basic
  used in per share computation             3,292         3,242         3,115         2,673         2,630
                                         ========      ========      ========      ========      ========
Weighted average shares - diluted
  used in per share computation             3,308         3,242         3,115         2,673         2,630
                                         ========      ========      ========      ========      ========

                                                          AT JUNE 30,
                               ----------------------------------------------------------------
BALANCE SHEET DATA               2001          2000          1999          1998          1997
                               ----------------------------------------------------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               ----------------------------------------------------------------
Cash and cash equivalents      $     81      $    177      $  3,854      $  2,264      $  1,753
Working capital (deficit)        (3,004)       (3,211)        3,801         3,465         2,170
Total assets                     17,798        16,845        10,403         6,734         5,834
Long-term debt                    4,502         4,900           733            --            --
Total liabilities                11,691        11,430         4,125           685         1,035
Accumulated deficit             (40,018)      (40,610)      (39,629)      (39,952)      (39,847)
Total shareholders' equity        6,107         5,415         6,278         6,049         4,798

----------
Note: No cash dividends were paid in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read together with the consolidated financial statements and the notes thereto and other financial information contained elsewhere in this Form 10-K.

      Escalon operates primarily in three reportable business segments: Sonomed, Vascular and Medical / Trek. Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical / Trek develops, manufactures and distributes ophthalmic surgical products. For a more complete description of these businesses and their products, see Item 1 - Business, on page one.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

      The following tables present consolidated net revenues by business segment as well as identifying trends in business segment net revenues for the fiscal years ended June 30, 2001 and 2000.

                                  Fiscal Years Ended June 30,
                                -------------------------------
                                  2001       2000      % Change
                                -------     -------    --------
               Net revenues:      (in thousands)
               Sonomed          $ 5,988     $ 2,536     136.12%
               Vascular           2,117       2,345      -9.72%
               Medical/Trek       3,775       1,789     111.01%
                                -------     -------    -------
                                $11,880     $ 6,670      78.11%
                                =======     =======    =======

      Product revenues increased $5,210,000, or 78.11%, to $11,880,000 in fiscal 2001 as compared to $6,670,000 in fiscal 2000. Revenues in the Sonomed business increased $3,452,000, or 136.12%, to $5,988,000. This increase is due primarily to the fact that Sonomed's revenues represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000 (Sonomed was acquired in January 2000, see notes to consolidated financial statements for a discussion of the Sonomed acquisition). Product revenues in the Vascular business decreased $228,000, or 9.72%, to $2,117,000. This decrease is due primarily to the Company shifting its sales strategy in this business unit. During fiscal 2001, Escalon identified underperforming distributors and terminated the Company's relationship with them, with internal sales staff picking up the territories previously covered by these distributors. Also contributing to the overall decrease was the fact that distributors experienced a surplus of inventory during fiscal 2001 and subsequently reduced orders to the Company. In the Company's Medical / Trek business unit, product revenues increased $1,986,000, or 111.01%, to $3,775,000. Revenue earned in connection with Silicone Oil was $574,000 from July 1, 1999 through August 13, 1999. Escalon sold its rights to the product to Bausch & Lomb on August 13, 1999, and did not recognize any revenue from Silicone Oil for a period of one year from the date of the sale. Beginning on August 13, 2000, Escalon is entitled to receive from Bausch & Lomb a percentage of their gross profit from the sales of the product through fiscal 2005. From August 13, 2000 through June 30, 2001, revenue earned from Bausch & Lomb in connection with Silicone Oil was $2,254,000, $1,680,000 more than the Silicone Oil revenue recognized during the fiscal year ended June 30, 2000. Revenue from the balance of the Medical / Trek product line increased by $306,000. This increase is primarily due to the fulfillment of customers' backorders for the Company's ISPAN(TM) gas product during the first quarter of fiscal 2001.

      The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended June 30, 2001 and 2000.

                                      Fiscal Years Ended June 30,
                               ----------------------------------------
                                      2001                   2000
                               -----------------      -----------------
        Cost of goods sold:    Dollars      %         Dollars     %
                               -------   -------      -------   -------
                                 (in thousands)         (in thousands)
        Sonomed                $ 2,237     37.36%     $   927     36.55%
        Vascular                 1,016     47.99%       1,010     43.07%
        Medical/Trek             1,044     27.66%         937     52.38%
                               -------   -------      -------   -------
                               $ 4,297     36.17%     $ 2,874     43.09%
                               =======   =======      =======   =======

      Cost of goods sold totaled $4,297,000, or 36.17% of net revenue for fiscal 2001, as compared to $2,874,000, or 43.09% of net revenue, for fiscal 2000. Cost of goods sold in the Sonomed business increased $1,310,000, primarily due to the fact that Sonomed's cost of goods sold represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000. Cost of goods sold in fiscal 2001in the vascular unit increased $6,000 to $1,016,000, or 47.99% of net revenue, as compared to 43.07% of net revenue in fiscal 2000. The net increase in cost of goods sold as a percentage of net revenue was the result of material costs increasing 0.89% and labor and other employee-related expenses decreasing 4.03%. The reduction of cost of goods sold as a percentage of net revenue in the Medical / Trek business is primarily due to the revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in this unit in fiscal 2001 increased $107,000 to $1,044,000, or 27.66% of net revenue. Cost of goods sold as a percent of net revenues was 52.38% during the same period last year. This decrease is due to the fact that Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical / Trek business unit was 68.64% of net revenue for the fiscal year ended June 30, 2001, when Silicone Oil revenue is excluded. The increase in cost of goods sold as a percentage of net revenue was the result of material costs increasing 6.65% and labor and other employee-related expenses increasing 9.61%.

      The following table presents consolidated marketing, general and administrative expenses by business segment as well as identifying changes in these expenses for the fiscal years ended June 30, 2001 and 2000.

                                         Fiscal Years Ended June 30,
                                        -----------------------------
                                         2001       2000     % Change
                                        ------     ------    --------
          Marketing, general and               (in thousands)
            administrative expenses
          Sonomed                       $1,928     $  951     102.73%
          Vascular                       1,126      1,310     -14.05%
          Medical/Trek                   2,376      2,400      -1.00%
                                        ------     ------     ------
                                        $5,430     $4,661      16.50%
                                        ======     ======     ======

      Marketing, general and administrative expenses increased $769,000, or 16.50%, for fiscal 2001 as compared to fiscal 2000. Marketing, general and administrative expenses in the Sonomed business increased $977,000, primarily due to the fact that Sonomed's expenses represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000. This increase is offset by Vascular's $184,000 decrease. The main factors contributing to this decrease were decreased salaries and employee-related costs, which decreased by $163,000, the result of reduced headcount; and a decrease in travel-related expenses, which reduced by $90,000, the direct result of a concerted effort in this area.

The decreases were partially offset by an increase in consulting expense of $85,000, largely due to the retention of a sales and marketing consultant. Marketing, general and administrative expenses in the Medical / Trek business decreased by $24,000, largely due to a $51,000 decrease in royalties as a result of the Company's decision to discontinue clinical trials of Ocufit SR(R) in December 1999.

      The following table presents consolidated research and development expenses by business segment as well as identifying trends in these expenses for the fiscal years ended June 30, 2001 and 2000.

                                   Fiscal Years Ended June 30,
                                  -----------------------------
                                   2001       2000     % Change
                                  ------     ------    --------
                 Research and            (in thousands)
                   development
                 Sonomed          $  321     $  126     154.76%
                 Vascular             22         72     -69.44%
                 Medical/Trek        149        786     -81.04%
                                  ------     ------     ------
                                  $  492     $  984     -50.00%
                                  ======     ======     ======

      Research and development expenses decreased $492,000, or 50.00%, for fiscal 2001 as compared to fiscal 2000. Research and development expenses in the Sonomed business increased $195,000, primarily due to the fact that Sonomed's expenses represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000. Research and development in the Vascular and Medical / Trek business units decreased $687,000 when compared to the same period last year. This is largely due to the fact that Escalon has suspended development of Povidone-Iodine 2.5%, and also due to the fact that development of Ocufit SR(R) was terminated in December 1999.

      In August 1999, the Company reported the sale of its license and distribution rights for the AdatoSil(R) 5000 Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line.

      After completing the initial Phase I human clinical trials in late December 1999, management reevaluated its Ocufit SR(R) ophthalmic drug delivery system project. It was decided that further expenditures on this project were not in the shareholders' best interest, and the project was discontinued. This decision resulted in Escalon taking a non-cash charge of $418,000 in the second and third quarter of fiscal 2000, which included a write-off of the net book value for remaining goodwill and patent costs associated with this project.

      On December 18, 2000, Escalon announced it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system is marketed through Imaging, the Company's joint venture with MegaVision. As a result of the approval, Imaging began selling the product in December 2000. The Company recognized a $19,000 loss from the joint venture during the fiscal year ended June 30, 2001 as compared to a $33,000 loss during the fiscal year ended June 30, 2000.

      Interest income decreased by $147,000 for the fiscal year ended June 30, 2001, as compared to the fiscal year ended June 30, 2000. This decrease resulted from the decrease in cash and cash equivalents available for investment due to the significant changes in the Company arising from the Sonomed acquisition.

      Interest expense increased by $476,000 for the fiscal year ended June 30, 2001, as compared to the fiscal year ended June 30, 2001. This is primarily the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 2000. In connection with the Sonomed acquisition, the Company refinanced its existing bank debt, providing $12,000,000 of financing to the Company.

      There is no provision or credit for federal or state income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowance.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

      Product revenues decreased $889,000, or 11.76%, to $6,670,000 in fiscal year 2000 as compared to $7,559,000 in fiscal year 1999. Product revenue from Silicone Oil and Betadine declined $4,390,000 as compared to fiscal 1999 as a result of the sale of the license and distribution rights to those product lines in August and March of 1999, respectively. The five and a half months of revenue acquired from Sonomed contributed $2,536,000 and revenue from the Company's vascular access business increased $1,405,000, or 149.47%, to $2,345,000 in fiscal year 2000 as compared to $940,000 in fiscal year 1999. Escalon experienced a decline in sales of OEM, ISPAN(TM) gas products, capital equipment and disposable products of $377,000, or 25.89%, to $1,079,000 in fiscal year 2000 as compared to $1,456,000 in fiscal year 1999. The Company did not change the price of any of its products over this period.

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

      Marketing, general and administrative expenses increased $1,329,262, or 39.90%, for fiscal 2000 as compared to fiscal 1999. Marketing, general and administrative expenses related to Sonomed contributed $951,000 to the increase, as there were no comparable expenses for fiscal 1999. Marketing, general and administrative expenses in the vascular business unit increased $773,000 to $1,310,000. This is due to the fact that there was only five and a half months of activity in vascular in 1999 as compared to a full year in fiscal 2000. Expenses in the medical business unit offset the Sonomed and vascular increases by $395,000. This decrease is attributed to discontinued product lines (Betadine and Silicone Oil). Specifically, employee-related expenses (salaries, bonuses, commissions and benefits) decreased $371,000 to $163,000, product royalties (mainly Betadine and Silicone Oil) decreased $71,000 to $51,000 and meeting expenses decreased $37,000 to $24,000 in fiscal 2000 as compared to fiscal 1999.

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

      At June 30, 2000, Imaging was still in the development stage. Escalon has recognized a $33,000 loss for its portion of fourth quarter 2000 activity of the joint venture. The expenses relate to initial marketing ($20,000) and development/engineering ($13,000).

      Interest expense increased $539,000 to $576,000 in fiscal 2000 from $37,000 in fiscal 1999. This is the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 1999 and 2000. In connection with the Sonomed acquisition, the Company refinanced its existing bank debt, providing $12,000,000 of financing to the Company.

      There is no provision or credit for federal income taxes for fiscal years 2000 and 1999 due to the allowance against the tax benefit of the net operating loss incurred in fiscal 2000, and due to the utilization of the net operating loss carryforward for fiscal 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, Escalon had cash and cash equivalents of $81,000 as compared to $177,000 at June 30, 2000, a decrease of $96,000. This resulted primarily from increases in cash of $1,210,000 provided by operating activities, and $594,000 additional borrowing against the line of credit, offset by $1,050,000 used to pay down the term loan, $558,000 additional investment in the joint venture with MegaVision, $187,000 used to purchase assets, the large portion of which includes a new accounting software package and related hardware., and $71,000 which has been classified as goodwill related to the Sonomed acquisition. The additions to goodwill were the result of an agreement between Escalon and the former owner of Sonomed, whereby the Company agreed to indemnify the former owner for certain taxes incurred as a result of the acquisition.

      On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. Escalon's bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At June 30, 2001, Escalon was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from PNC Bank if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. At June 30, 2001, the interest rates applicable to the term loan and the line of credit were 8.0% and 7.75%, respectively.

The Bank's prime rate as of June 30, 2000 was 7.0%. Escalon paid $100,000 in finance fees and $122,800 in interest rate cap protection fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

      The term loan and the line of credit contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. Escalon did not achieve the EBITDA and net worth covenants resulting in breaches of the loan agreements. The Bank has waived these requirements of the agreements as of June 30, 2001, and for the period ending July 1, 2002. The Bank has waived the requirement of the loan agreement that states that the line of credit balance cannot exceed $4,000,000 as of June 30, 2001. This requirement has also been waived for the period ending July 1, 2002. In addition, the Company is currently negotiating with the Bank to amend the covenant conditions of the term loan and line of credit.

      On January 21, 1999, the Company's wholly owned subsidiary, Escalon Vascular Access, Inc., and Radiance Medical Systems, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash, the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of products of the vascular access business for a period of five years following the closing of this sale with a guaranteed minimum royalty of $300,000 per year. On February 28, 2001, the parties amended the agreement (Exhibit 10.15 Registrant's Amendment and Supplement Agreement and Release between the Registrant an Radiance Medical Systems, Inc.) to provide an adjustment in the terms of payment of the royalties. Pursuant to the Agreement Escalon paid $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884, an additional term note in the amount of $717,558 and has issued 50,000 shares of Escalon Common Stock to Radiance.

      Escalon anticipates that cash generated from future product sales and cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on the current levels of operation. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the expenditures needed to fund its' growth-through-acquisition strategy.

      The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

      The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. As of June 30, 2001, Escalon has complied with such requirements. If Escalon's securities were delisted, an investor could find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      INTEREST RATE RISK

      The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the federal prime rate at June 30, 2001 plus 1.0% on the term loan and 0.75% on the line of credit. Interest rate cap agreements are used to reduce the potential impact of increases on the floating-rate term loan and line of credit. The Company is party to interest rate cap agreements covering the term loan through January 1, 2003 and the line of credit through January 1, 2002. As of June 30, 2001, the Company had $4,900,000 of its term loan and $3,000,000 of its line of credit protected under these agreements.

                                                 Expected Maturity Date, Fiscal
                           --------------------------------------------------------------------------
                              2001         2002         2003         2004         2005        Total
                           ---------    ---------    ---------    ---------    ---------    ---------
Term loan                    350,000    1,400,000    1,400,000    1,400,000      350,000    4,900,000
  Interest rate - capped        9.00%        9.00%        9.00%          --           --
Term loan - no cap                --           --           --           --      350,000      350,000
  Interest rate - no cap                       --           --         9.75%        9.75%

Line of credit - capped    3,000,000           --           --           --           --    3,000,000
  Interest rate                 8.75%          --           --           --           --
Line of credit - no cap    1,626,009           --           --           --           --    1,626,009
  Interest rate                 9.50%          --           --           --           --

Radiance Note 1                   --       65,000           --           --           --       65,000
  Interest rate                   --         9.00%          --           --           --
Radiance note 2                   --      130,000      261,000      261,000       65,000      717,000
  Interest rate                   --         9.00%        9.00%        9.00%        9.00%

      EXCHANGE RATE RISK

      In fiscal 2001 approximately 17 percent of Escalon's net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently incurs no exchange rate risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company are filed under this Item 8, beginning on F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated by reference to the information under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in Escalon's proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in Escalon's proxy statement for our 2001 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principle Stockholders" and "Management" included in Escalon's proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      CONSOLIDATED FINANCIAL STATEMENTS

      See index to Consolidated Financial Statements on page F-1.

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

3.1           Certificate of Incorporation of Registrant.(10)

3.2           Bylaws of Registrant.(10)

4.5     (a)   Warrant Agreement between the Registrant and U.S. Stock Transfer
              Corporation.(1)

        (b)   Amendment to Warrant Agreement between the Registrant and U.S. Stock
              Transfer Corporation.(3)

        (c)   Amendment to Warrant Agreement between the Registrant and American
              Stock Transfer Corporation.(4)

4.6 Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination.(6)

4.7 Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination.(6)

4.8           Warrant to Purchase Common Stock issued December 31, 1997 to David
              Stefansky.(6)

4.9           Warrant to Purchase Common Stock issued December 31, 1997 to
              Combination.(6)

4.10          Warrant to Purchase Common Stock issued December 31, 1997 to Richard
              Rosenblum.(6)

4.11            Warrant to Purchase Common Stock issued December 31, 1997 to
                Trautman Kramer & Company.(6)

10.1          1993 Stock Option Plan of Registrant.(2)(12)

10.2 Form of Indemnification Agreement pursuant to Delaware law between Registrant and each of its directors and executive officers.(*)

10.3 Employment Agreement between the Registrant and Ronald L. Hueneke dated July 1, 1999.(*)(12)

10.4 Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998.(*)(12)

10.5          Non-Exclusive Distributorship Agreement between Registrant and Scott
              Medical Products dated October 12, 2000.(*)

10.6          Research and Development Agreement between the Registrant and The
              West Company, Incorporated dated April 3, 1995.(6)

10.7          Assets Sale and Purchase Agreement between the Registrant and
              Radiance Medical Systems, Inc. dated January 21, 1999.(7)

10.8          Amendment and Supplement to Assets Sale and Purchase Agreement and
              Release dated as of February 28, 2001.(*)

10.9          Supply Agreement between the Registrant and Bausch & Lomb Surgical,
              Inc., dated August 13, 1999.(7)

10.10 Stock Purchase Agreement between the Registrant, Sonomed, Inc. and the stockholders of Sonomed, Inc. dated January 14, 2000.(8)

10.11         Employment Agreement between the Registrant and Louis Katz dated
              January 14, 2000.(8)(12)

10.12         Registrant's 1999 Equity Incentive Plan and Registrant's Equity
              Incentive Plan for Employees of Sonomed, Inc.(9)(12)

10.13         Registrant's Amended and Restated 1999 Equity Incentive Plan.(11)(12)

21            Subsidiaries.(*)

23.1          Consent of Parente Randolph, LLC, independent auditors.(*)

----------
*     Filed herewith.
(1) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 13, 1994 (Registration No. 33-80162).
(3) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1994.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1996.
(6) Filed as an exhibit to the Company's Registration Statement of Form S-3 dated January 20, 1998 (Registration No. 333-44513).
(7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1999.
(8)   Filed as an exhibit to the Company's Form 8-K, dated January 14, 2000.
(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 25, 2000 (Registration No. 333-31138).
(10)  Filed as an exhibit to the Company's Definitive Proxy Statement on
      Schedule 14A, as filed by the Company with the SEC on October 12, 1999.
(11) Filed as an Exhibit to the Company's Registration Statement on Form S-8 dated February 5, 2001 (Registration No. 333-54980)
(12)  Management Contract, Compensatory Plan or Arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Dated:  September 27, 2001

                           By: /s/ Richard J. DePiano
                              -----------------------
                               Richard J. DePiano
                      Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                          Date
         ---------                              -----                          ----
By: /s/ Richard J. DePiano      Chairman and Chief Executive Officer     September 27, 2001
   -----------------------       (Principal Executive Officer) and
      Richard J. DePiano         Director

By: /s/ Ronald L. Hueneke       President and Chief Operating Officer    September 27, 2001
   ----------------------
      Ronald L. Hueneke

By: /s/ Harry M. Rimmer         Senior Vice-President - Finance          September 27, 2001
   --------------------          (Principal Financial Officer)
      Harry M. Rimmer

By: /s/ Jay L. Federman, MD     Director                                 September 27, 2001
   ------------------------
      Jay L. Federman, MD

By: /s/ Fred G. Choate          Director                                 September 27, 2001
   -------------------
      Fred G. Choate

By: /s/ Jeffrey F. O'Donnell    Director                                 September 27, 2001
   -------------------------
      Jeffrey F. O'Donnell

By: /s/ William Kwan            Director                                 September 27, 2001
   -----------------
      William Kwan

By: /s/ Anthony Coppola         Director                                 September 27, 2001
   --------------------
      Anthony Coppola

                              ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report                                              F-2

Consolidated Balance Sheets at June 30, 2000 and 2001                     F-3

Consolidated Statements of Operations for the years ended
      June 30, 1999, 2000 and 2001                                        F-4

Consolidated Statements of Shareholders' Equity for the years ended
      June 30, 1999, 2000 and 2001                                        F-5

Consolidated Statements of Cash Flows for the years ended June 30,
      1999, 2000 and 2001                                                 F-6

Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Escalon Medical Corp.:


      We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries (the "Company") at June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                           PARENTE RANDOLPH, LLC

Philadelphia, Pennsylvania
August 17, 2001

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,         June 30,
                                                       2001             2000
                                                   ------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                        $     80,830     $    177,106
  Accounts receivable, net                            2,317,476        1,331,783
  Inventory, net                                      1,499,821        1,574,678
  Prepaid insurance                                      22,864          166,667
  Other current assets                                  264,161           69,063
                                                   ------------     ------------
    Total current assets                              4,185,152        3,319,297
Long-term note receivable                               150,000          150,000
Furniture and equipment, net                            631,877          584,063
Customer lists, net                                   6,951,389        7,464,722
Goodwill, net                                         2,165,767        2,278,576
Trademarks and trade names, net                       2,076,439        2,229,722
License and distribution rights, net                    262,613          266,843
Patents, net                                            204,274          215,006
Due from joint venture                                  639,304           80,961
Other assets                                            531,607          256,100
                                                   ------------     ------------
    Total assets                                   $ 17,798,422     $ 16,845,290
                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Line of credit                                   $  4,626,009     $  4,032,105
  Current portion of long-term debt                   1,530,117        1,400,000
  Accounts payable                                      436,684          462,086
  Accrued compensation                                  399,535          355,074
  Other current liabilities                             196,503          280,976
                                                   ------------     ------------
    Total current liabilities                         7,188,848        6,530,241
Long-term debt, net of current portion                4,502,325        4,900,000
                                                   ------------     ------------
    Total liabilities                                11,691,173       11,430,241
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares issued                      --               --
  Common stock, $0.001 par value; 35,000,000
    shares authorized, 3,292,184 and 3,242,184
    shares issued at June 30, 2001 and June 30,
    2000, respectively                                    3,292            3,242
  Additional paid-in capital                         46,121,519       46,021,569
  Accumulated deficit                               (40,017,562)     (40,609,762)
                                                   ------------     ------------
    Total shareholders' equity                        6,107,249        5,415,049
                                                   ------------     ------------
Total liabilities and shareholders' equity         $ 17,798,422     $ 16,845,290
                                                   ============     ============


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED JUNE 30,
                                        -------------------------------------------
                                            2001            2000            1999
                                        -----------     -----------     -----------

Revenues, net                           $11,880,017     $ 6,670,214     $ 7,559,011
                                        -----------     -----------     -----------
Costs and expenses:
  Cost of goods sold                      4,296,525       2,874,194       3,282,177
  Research and development                  491,582         983,853         738,124
  Marketing, general and
    administrative                        5,430,813       4,660,824       3,331,562
  Write-down of patent costs and
    goodwill, Ocufit                             --         417,849              --
                                        -----------     -----------     -----------
    Total costs and expenses             10,218,920       8,936,720       7,351,863
                                        -----------     -----------     -----------

Income (loss) from operations             1,661,097      (2,266,506)        207,148
                                        -----------     -----------     -----------

Other income and (expenses):

  Gain on sale of Silicone Oil
    product line                                 --       1,863,915              --
  Gain on sale of Betadine product
    line                                         --              --         879,159
  Equity in loss of unconsolidated
    joint venture                           (19,164)        (33,382)             --
  Interest income                             2,297         149,086         144,877
  Interest expense                       (1,052,030)       (575,765)        (37,397)
                                        -----------     -----------     -----------

    Total other income and (expenses)    (1,068,897)      1,403,854         986,639
                                        -----------     -----------     -----------

Net income (loss)                       $   592,200     $  (862,652)    $ 1,193,787
                                        ===========     ===========     ===========

Basic net income (loss) per share       $      0.18     $     (0.27)    $      0.10
                                        ===========     ===========     ===========

Diluted net income (loss) per share     $      0.18     $     (0.27)    $      0.10
                                        ===========     ===========     ===========

  Weighted average shares - basic         3,292,184       3,242,184       3,114,823
                                        ===========     ===========     ===========

  Weighted average shares - diluted       3,307,986       3,242,184       3,150,721
                                        ===========     ===========     ===========


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                           Preferred Stock           Common Stock                 Treasury Stock
                                           -----------------     -----------------------         ---------------
                                           Shares     Amount     Shares            Amount          Shares    Amount
                                           ------     ------     ------            ------          ------    ------

Balance at June 30, 1998                    900     $ 747,321    3,021,027    $ 45,253,597          --      $     --
  Preferred stock conversions               (82)      (68,090)     131,137          68,090          --            --
  Preferred stock retirement               (818)     (679,231)          --              --          --            --
  Common stock issued in
    connection with
    preferred stock retirement               --            --      225,000         703,124          --            --
  Purchase of treasury stock                 --            --           --              --     134,980      (118,108)
  Preferred stock dividends                  --            --           --              --          --            --
  Net income                                 --            --           --              --          --            --
                                           ----     ---------   ----------    ------------    --------     ---------
Balance at June 30, 1999                     --     $      --    3,377,164    $ 46,024,811     134,980     $(118,108)
  Treasury stock retirement                  --            --     (134,980 )            --    (134,980)      118,108
  Common stock conversion
    from no par to
    $.001 par value                          --            --           --     (46,021,569)         --            --
  Net loss                                   --            --           --              --          --            --
                                           ----     ---------   ----------    ------------    --------     ---------
Balance at June 30, 2000                     --     $      --    3,242,184    $      3,242          --     $      --
  Common stock issued in
    connection with
    restructuring of liabilities             --            --       50,000              50          --            --
  Net income                                 --            --           --              --          --            --
                                           ----     ---------   ----------    ------------    --------     ---------

Balance at June 30, 2001                     --     $      --    3,292,184    $      3,292          --     $      --
                                           ====     =========   ==========    ============    ========     =========




                                                    Additional                         Total
                                                     Paid-in       Accumulated      Shareholders'
                                                     Capital        Deficit            Equity
                                                     -------        -------            ------
Balance at June 30, 1998                         $        --      $(39,952,266)      $ 6,048,652
  Preferred stock conversions                             --                --                --
  Preferred stock retirement                              --          (138,769)         (818,000)
  Common stock issued in connection with
    preferred stock retirement                            --          (703,124)               --
  Purchase of treasury stock                              --                --          (118,108)
  Preferred stock dividends                               --           (28,630)          (28,630)
  Net income                                              --         1,193,787         1,193,787
                                                 -----------      ------------       -----------
Balance at June 30, 1999                         $        --      $(39,629,002)      $ 6,277,701
  Treasury stock retirement                               --          (118,108)               --
  Common stock conversion from no par to
    $.001 par value                               46,021,569                --                --
  Net loss                                                --          (862,652)         (862,652)
                                                 -----------      ------------       -----------
Balance at June 30, 2000                         $46,021,569      $(40,609,762)      $ 5,415,049
  Common stock issued in connection with
    restructuring of liabilities                      99,950                --           100,000
  Net income                                              --           592,200           592,200
                                                 -----------      ------------       -----------

Balance at June 30, 2001                         $46,121,519      $(40,017,562)      $ 6,107,249
                                                 ===========      ============       ===========


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                       2001             2000              1999
                                                                   -------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                $   592,200     $   (862,652)    $ 1,193,787
  Adjustments to reconcile net income (loss) to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                  1,038,741          666,770         363,687
      Net gain on sale of Silicone Oil product line                         --       (1,863,915)             --
      Net gain on sale of Betadine product line                             --               --        (879,159)
      Write-down of patent costs and goodwill, Ocufit, net                  --          417,849              --
      Write-down of intangible assets                                       --               --          24,805
      Equity in net loss of unconsolidated joint venture                19,164           33,382              --
      Change in operating assets and liabilities:
        Accounts receivable, net                                      (985,693)         586,424         (48,451)
        Inventory, net                                                  74,857          162,862        (410,476)
        Other current and long-term assets                             406,358          (59,915)       (116,491)
        Accounts payable, accrued and other liabilities                 64,701         (416,506)        519,764
                                                                    ----------------------------------------------
          Net cash provided from (used in) operating activities      1,210,328       (1,335,701)        647,466
                                                                    ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of investments                                                   --       (7,043,061)       (259,000)
  Proceeds from maturities of investments                                   --        7,043,061         589,016
  Proceeds from sale of Silicone Oil product line                           --        2,117,180              --
  Proceeds from sale of Betadine product line                               --               --       2,059,835
  Net change in cash and cash equivalents - restricted                      --        1,000,000      (1,000,000)
  Purchase of Vascular Access Business                                      --       (1,000,000)     (1,165,329)
  Purchase of Sonomed, Inc., net of cash acquired                      (70,662)     (12,250,540)             --
  Advances to unconsolidated joint venture                            (558,343)         (80,961)             --
  Purchase of furniture and equipment                                 (187,477)        (209,109)        (74,106)
  Payment of deferred finance and interest rate cap fees                    --         (222,800)             --
  Disbursements under short and long-term note receivable                   --               --         (52,500)
  Payment for patent costs                                                  --          (52,748)        (65,167)
  Payment for license and distribution rights                          (34,027)         (41,228)        (45,036)
                                                                    ----------------------------------------------
          Net cash used in investing activities                       (850,509)     (10,740,206)        (12,287)
                                                                    ----------------------------------------------



                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:                                   2001           2000              1999
                                                                   ------------   -------------     -------------
  Line of credit borrowing, net                                        593,905       3,032,105       1,000,000
  Proceeds from term loan                                                   --       7,000,000       1,000,000
  Principal payments on term loan                                   (1,050,000)     (1,633,332)        (66,668)
  Retirement of preferred stock                                             --              --        (818,000)
  Payment of preferred stock dividend                                       --              --         (42,130)
  Purchase of treasury stock                                                --              --        (118,108)
                                                                   -------------------------------------------
          Net cash (used in) provided from financing activities       (456,095)      8,398,773         955,094
                                                                   -------------------------------------------

          Net (decrease) increase in cash and cash equivalents         (96,276)     (3,677,134)      1,590,273
Cash and cash equivalents, beginning of period                         177,106       3,854,240       2,263,967
                                                                   -------------------------------------------
Cash and cash equivalents, end of period                           $    80,830     $   177,106     $ 3,854,240
                                                                   ===========================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Interest paid                                                    $   962,275     $   575,765     $    32,041
                                                                   ===========================================
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
  Accrued royalties converted to long-term debt                    $    64,884     $        --     $        --
                                                                   ===========================================
  Long-term debt obligation incurred as a result
   of a royalty agreement                                          $   717,558     $        --     $        --
                                                                   ===========================================
  Accrued royalties converted to common stock                      $   100,000     $        --     $        --
                                                                   ===========================================

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        ORGANIZATION AND DESCRIPTION OF BUSINESS

           Escalon Medical Corp. ("Escalon" or the "Company") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. In November 1999, Escalon reincorporated in Delaware. Within this document, the "Company" collectively shall mean Escalon and its wholly-owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceutical and vascular access products. The products are sold domestically and internationally either directly to the customer or through a series of independent distributors.

           In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("Intralase"), in return for an equity interest and future royalties on product sales. IntraLase will have the responsibility of funding and developing the laser technology through to commercialization.

           To further diversify its product portfolio, in January 1999, the Company acquired the vascular access product line from Radiance Medical Systems, Inc. ("Radiance"). This was the first step in a plan of diversification to acquire profitable niche medical products. Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Digital as a wholly-owned subsidiary. This subsidiary formed a joint venture, Escalon Medical Imaging, LLC ("Imaging"), with MegaVision, Inc. ("MegaVision"), a privately-held company, to develop and market a digital camera back for ophthalmic photography.

(2)        SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonomed, Vascular, Pharmaceutical, and Digital. All intercompany transactions have been eliminated.

           USE OF ESTIMATES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

           CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

           FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

           INVENTORIES

           Raw materials / work in process and finished goods inventories are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                      JUNE 30,         JUNE 30,
                                       2001             2000
                                      --------         --------

Raw materials / work in process    $ 1,288,664     $ 1,336,754
Finished goods                         313,325         365,092
                                   -----------     -----------
                                     1,601,989       1,701,846
Valuation allowance                   (102,168)       (127,168)
                                   -----------     -----------

                                   $ 1,499,821     $ 1,574,678
                                   ===========     ===========

           In fiscal 2001, the Company's valuation allowance was decreased to $102,168 as a result of the write off of certain obsolete raw materials at the Company's Wisconsin facility. The valuation allowance has been established primarily because the Company believes it may not be able to utilize all small gauge vascular product components it acquired in its acquisition of the Radiance product line.

           ACCOUNTS RECEIVABLE

           The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $67,148 and $52,786 at June 30, 2001 and 2000, respectively.

           FURNITURE AND EQUIPMENT

           Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be eighteen months to ten years. Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $139,663, $103,925 and $73,174, respectively.

Furniture and equipment consist of the following at:

                                     JUNE 30,       JUNE 30,
                                      2001           2000
                                     --------       --------

Equipment                        $   874,146     $ 702,714
Furniture and fixtures                65,435        51,356
Leasehold improvements                95,102        93,136
                                 -----------    ----------
                                   1,034,683       847,206
Less accumulated depreciation
and amortization                    (402,806)     (263,143)
                                 -----------    ----------
                                 $   631,877     $ 584,063
                                 ===========     =========


           ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

           In connection with the acquisition of EOI assets (see Company Overview in Part I of this Form 10-K), a portion of the purchase price was allocated to certain product license and distribution agreements. This cost allocation was based on an independent evaluation, with such costs being amortized over an eight-year period using the straight-line method. The values of these assets are reevaluated periodically to determine if the estimated lives continue to be appropriate. The sale of the Silicone Oil product line caused the Company to write off $483,000 in cost and $214,000 in accumulated amortization in fiscal 2000.

Accumulated amortization of license and distribution rights was $164,754 and $126,498 at June 30, 2001 and 2000, respectively. The sale of the Betadine product line caused the Company to write off $422,000 in cost and $163,000 in accumulated amortization in fiscal 1999. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was $38,256, 42,558 and 127,517,
respectively.

           PATENTS

           It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding seventeen years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. In fiscal 1999, two ophthalmic patents were abandoned; this resulted in a write off of $27,182 in cost and $2,376 in accumulated amortization. In fiscal 2000, the Company discontinued its Ocufit project resulting in the write-off of $353,000 in cost and $34,000 in accumulated amortization. Accumulated patent amortization was $89,943 and $79,209 at June 30, 2001 and 2000, respectively. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was $10,733, $15,062 and $19,614, respectively.

           GOODWILL, TRADEMARKS, TRADE NAMES AND CUSTOMER LISTS

           Goodwill represents the excess of purchase price over the fair market value of the net assets acquired. For the preexisting EOI assets, these costs are being amortized over a ten-year period using the straight-line method. Intangible assets from Radiance are being amortized using the straight-line method, primarily over fifteen years. Intangible assets, consisting of goodwill, trademarks, trade names and customer lists, resulting from the Sonomed acquisition are being amortized over fifteen years using the straight-line method. The Company periodically reviews the value of goodwill and other intangible assets to determine if impairment has occurred. No impairment was indicated in fiscal 2001 or 2000. Sale of the Betadine product line caused the Company to write off $668,000 of goodwill and $206,000 in associated accumulated amortization in fiscal 1999. Accumulated amortization of goodwill at

June 30, 2001 and 2000 was $469,320 and $285,849, respectively. Amortization of goodwill for the years ended June 30, 2001, 2000 and 1999 was $185,625, $168,718 and $143,381, respectively. Accumulated amortization of trademarks, trade names and customers lists at June 30, 2001 and 2000 was $972,222 and $305,558, respectively. Amortization of trademarks, trade names and customer lists for the years ended June 30, 2001 and 2000 was $666,616 and $305,558, respectively.

           REVENUE RECOGNITION

           The Company recognizes revenue from the sales of its products at the time of shipment. With respect to additional consideration related to the sale of the Company's Silicone Oil product line (Note 13), revenue is recognized after notification from the customer of sales associated with the product.

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

           DEFERRED INTEREST RATE CAP FEES

           Premiums paid for purchased interest rate cap arrangements are amortized using the effective interest method over the terms of the caps. Unamortized premiums are included in other assets on the balance sheet. Amounts receivable under cap agreements are recorded as a reduction of interest expense.

           ADVERTISING COSTS

           Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $71,654, $47,437 and $41,824, respectively.

           NET INCOME (LOSS) PER SHARE

           The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                    JUNE 30,        JUNE 30,        JUNE 30,
                                                     2001            2000            1999
                                                   --------        --------        --------
Numerator:
  Numerator for basic and diluted
    earnings (loss) per share:
    Net income (loss)                             $  592,200    $  (863,652)    $ 1,193,787
    Preferred stock dividends and accretion               --             --        (870,523)
                                                  ----------    -----------     -----------
Income (loss) available to common shareholders    $  592,200    $  (863,652)    $   323,264
                                                  ==========    ===========     ===========

  Denominator:
    Denominator for basic earnings (loss)
      per share - weighted average shares          3,292,184      3,242,184       3,114,823
    Effect of dilutive securities:
      Employee stock options                          15,802             --          35,898
                                                  ----------    -----------     -----------
    Denominator for diluted earnings (loss)
      per share - weighted average and
      assumed conversion                           3,307,986      3,242,184       3,150,721
                                                  ==========    ===========     ===========

 Basic earnings (loss) per share                  $     0.18    $     (0.27)    $      0.10
                                                  ==========    ===========     ===========

 Diluted earnings (loss) per share                $     0.18    $     (0.27)    $      0.10
                                                  ==========    ===========     ===========


           INCOME TAXES

           The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

           RECLASSIFICATIONS

           Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

           JOINT VENTURE

           In April 2000, the Company through its wholly-owned subsidiary, Digital, entered into a joint venture with MegaVision, Inc., with each entity having a 50% interest. The joint venture has been named Escalon Medical Imaging, LLC. Amounts due from this joint venture amounted to $639,304 and $80,961 at June 30, 2001 and 2000, respectively. No interest is being charged and no repayment terms exist at this time. Loss from this joint venture was $19,164 and $33,382 for the years ended June 30, 2001 and 2000, respectively.

           RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on certain criteria in SFAS 141.

           SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

           Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its future financial position and results of operation.

(3)        LONG-TERM RECEIVABLE

           The Company entered into a loan agreement with an individual who was involved in the development of its Ocufit SR(R) drug delivery system. The note for $150,000, principal and accrued interest at three percent, is due in May 2005.

(4)        PNC LINE OF CREDIT AND LONG-TERM DEBT

           On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The Bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan and a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At June 30, 2001, Escalon was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from the Bank, the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from the Bank if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. At June 30, 2001, the interest rates applicable to the term loan and the line of credit were 8.0% and 7.75%, respectively. The Bank's prime rate as of June 30, 2000 was 7.0%. Escalon paid $100,000 in finance fees and $122,800 in interest rate cap protection fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. For the fiscal years ended June 30, 2001 and 2000, amortization of these fees was $23,778 and $30,951, respectively. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

           The term loan and the line of credit contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. Escalon did not achieve the EBITDA and net worth covenants resulting in technical defaults under the loan agreements. The Bank has waived these requirements of the agreements as of June 30, 2001, and for the period ending July 1, 2002. In addition, the Company is currently negotiating with the Bank to amend the covenant conditions of the term loan and line of credit.

           Following are maturities of the long-term debt for each of the next five years:

                                                             PNC Bank         Radiance
                              Year ending June 30,           Term Loan         Loans           Total
                              --------------------           ----------      ---------      ----------

                                      2002                   $1,400,000      $ 130,000      $1,530,000
                                      2003                    1,400,000        261,000       1,661,000
                                      2004                    1,400,000        261,000       1,661,000
                                      2005                    1,050,000        130,000       1,180,000
                                      2006                      -               -               -
                                                             ----------       --------       ----------
                                                             $5,250,000       $782,000       $6,032,000
                                                             ==========       ========       ==========

           Balances available under the reducing line of credit with The Bank for each period in the term of the agreement are as follows:

                                     Period                            Amount
                                     ------                            ------

                               1/14/00 to 6/29/01                    $5,000,000
                               6/30/01 to 6/29/02                      4,000,000
                               6/30/02 to 6/29/03                      3,000,000
                                   Thereafter                          1,500,000

           The Bank has waived the requirement of the loan agreement, that states that the line of credit balance cannot exceed $4,000,000 as of June 30, 2001. This requirement has also been waived for the period ending July 1, 2002.

(5)        CAPITAL STOCK TRANSACTIONS

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

           PREFERRED STOCK OFFERING AND REDEMPTION

On December 31, 1997, Escalon issued $1,350,000 of Series A 6% Convertible Preferred Stock ("Preferred Stock") in a private placement. This stock issue was redeemed on February 1, 1999 with the payment of $818,000 plus accrued interest and the issuance of 225,000 shares of the Company's Common Stock.

           The Company succeeded to all of the assets, rights and properties of Escalon California and assumed all of the debts, liabilities and obligations of Escalon California. Each share of Escalon California, no par value, issued and outstanding immediately prior to the effective date of the merger was automatically converted into one fully paid share of Common Stock, par value $.001 per share, of the Company certificate representing issued and outstanding shares of Common Stock of Escalon California immediately prior to the effective date of the merger is deemed to represent the number of shares of Common Stock of the Company into which shares of Escalon California Common Stock were converted in the merger.

           At the time of issuance the net proceeds of $1,194,750 from this offering were received on January 2, 1998. After March 1, 1998, the Preferred Stock was capable of being converted at the option of the holder into shares of the Company's Common Stock at a rate determined by dividing the liquidation value of the Preferred Stock being converted by the conversion price then in effect. The conversion price was the lesser of (i) $8.6125 (which was the average of the closing bid price of the Common Stock for each of the five trading days immediately prior to December 31, 1997) or, (ii) up to 82% of the five-day average closing price prior to the conversion date. The Preferred Stock paid cumulative dividends of 6% per annum payable quarterly in cash. The Preferred Stock was accompanied by an immediately exercisable five-year warrant to purchase 40,000 shares of Common Stock at exercise prices ranging from $8.6125 to $11.626875. The Company also issued to the private placement agent and its designees a similar warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $10.335 per share. The warrants were valued at $234,500 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.5%; expected volatility of .0879; expected warrant life of one-half year from vesting; and an expected dividend rate of 0.0%. The value of the warrants was accounted for as part of the offering related expenses.

           The incremental yield imbedded in the conversion terms of the Preferred Stock was accounted for as a dividend of approximately $243,000 and was amortized over the period from the date of issuance to March 1, 1998, the first date at which conversions could occur.

           During fiscal 1998, the preferred shareholder converted blocks of 197, 143 and 110 shares at conversion prices of $1.5016, $1.0967 and $0.8457 per share, respectively. The conversions increased the Common Stock outstanding by 391,652 shares. In July 1998, the holder of Preferred Stock converted 82 additional shares into 131,137 shares of the Company's Common Stock at a conversion price of $0.6253 per share.

           In February 1999, Escalon simultaneously converted shares of Preferred Stock into 225,000 shares of its Common Stock and redeemed all of the remaining shares of its preferred stock for $818,000. In connection with the redemption and issuance, the Company recognized an $841,893 imputed dividend.

           STOCK OPTION PLANS

           Escalon has in effect five employee stock option plans, which provide for incentive and non-qualified stock options to purchase a total of 1,173,268 shares of the Company's Common Stock. One of the plans, for 330,000 options, was an element of the purchase agreement for Sonomed. Under the terms of the plans, options may be granted at not less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and is exercisable over a period no longer than ten years after the grant date.

           As of June 30, 2001, options to purchase 1,090,000 shares of the Company's Common Stock were granted, 841,542 were exercisable and 83,268 are reserved for future grants.

           Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Sholes option pricing method. For all years presented, the expected option life of one year from vesting and an expected dividend rate of 0.0% were used. The weighted average assumptions used in fiscal 2000 were a risk-free interest rate of 5.94% and an expected volatility of 1.502. Fiscal 1999's assumptions were risk-free interest rates of 5.08% and 5.31%, and an expected volatility of 1.427.

           For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The pro forma net loss for fiscal 2000 would have been $1,022,768, and the basic and diluted earnings per share of Common Stock would be $(0.32). For the fiscal year ended June 30, 1999, the pro forma net income and basic and diluted earnings per share were $1,031,037 and $0.05, respectively.

           The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2001, 2000 and 1999:

                                               2001                              2000                             1999
                                     -------------------------        -------------------------       ----------------------------
                                     Common         Weighted            Common        Weighted          Common         Weighted
                                     Stock           Average            Stock          Average          Stock           Average
                                    Options      Exercise Price        Options     Exercise Price      Options      Exercise Price
                                    -------      --------------        -------     --------------      -------      --------------

Outstanding at beginning
  of year                             837,000              $2.377        314,500             $2.122      172,000          $2.120
  Granted                             264,500              $2.046        546,000             $2.510      152,500          $2.108
  Forfeited                           (11,500)             $1.962        (23,500)            $1.949      (10,000)         $1.875
                                    ---------              ------        -------             ------      -------          ------
Outstanding at end of year          1,090,000              $2.301        837,000             $2.377      314,500          $2.122
Exercisable at end of year            841,542                            468,743                         100,633
                                    =========                            =======                         =======

Weighted average fair value of
  options granted during year                              $0.000                            $0.733                       $1.131

Options granted during fiscal 1999, have an exercise price of $2.108 and a remaining contractual life of 7.79 years. Those issued in fiscal 2000 have an exercise price of $2.510 and a remaining contractual life of 8.49 years. Fiscal 2001 options have a weighted average exercise price of $2.046 and a remaining contractual life of 9.29 years.

Non-plan options to purchase 1,367 and 1,367 shares of Common Stock, at prices of $1.460 and $7.380, respectively, were outstanding and exercisable at June 30, 2001. These options generally have vesting and exercise provisions consistent with options granted under the plans.

(6)        TREASURY STOCK

           In July 1998, Escalon entered into an agreement with a stockholder to repurchase 114,285 shares of the Company's Common Stock for $100,000 and accept an additional 20,695 shares in satisfaction of a $18,108 receivable. The treasury stock was retired on November 17, 1999 in connection with the Company's recapitalization and reincorporation in the State of Delaware.

(7)        INCOME TAXES

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, which are primarily considered to be noncurrent, consisted of the following at:

                                              At June 30,
                                        -----------------------
                                         2001            2000
                                        ----------  -----------
Deferred tax assets:
  Reserves and allowances             $    58,000     $    73,000
  Net operating loss carryforwards      9,206,000       3,563,000
  Tax credit carryforwards                562,000         562,000
                                      -----------     -----------
                                        9,826,000       4,198,000
Valuation allowance                    (9,826,000)     (4,198,000)
                                      -----------     -----------

 Net deferred taxes                   $     --        $     --
                                      ===========     ===========


           At June 30, 2001, Escalon had federal income tax and state income tax net operating loss carryforwards of approximately $27,000,000 and $326,000, respectively. The difference between federal and state carryforward amounts is primarily attributable to the Company's discontinuing its operations in California. The state net operating loss carryforwards arising in California will not be offset against future taxable income and were written off. Federal and state operating loss carryforwards and tax credits will expire at various dates between 2002 and 2013.

           The timing and manner in which the Company will utilize net operating loss carryforwards to reduce federal taxable income in any year, or in total, will be limited by provisions of the Internal Revenue Code, Section 382, and related sections, which address changes in stock ownership. The annual limitation is $2,763,638, of which $18,305,541 is cumulatively available to reduce 2001 federal taxable income. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards. The increase in the deferred tax asset arising from net operating loss carryforwards and the related valuation allowance from 2001 to 2000 is primarily attributable to the impact of section 382.

           For the years ended June 30, 2001 and 2000, Escalon recorded valuation allowances of $9,826,000 and $4,198,000, respectively, based on the uncertainty with respect to the ultimate realization of the net deferred tax assets.

           In 2001 no provision was required because of net operating loss carryforwards. In 2000, Escalon recognized a tax benefit of approximately $300,000 which was offset by a related valuation allowance. In 1999, no provision was required because of net operating loss carryforwards.

           Approximately $8,200,000 of the federal net operating loss carryforward at June 30, 2001 represents amounts that were transferred to the Company as a result of the acquisition of EOI. Use of this transferred net operating loss is also limited under section 382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax-free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to qualify as a tax-free reorganization, the net operating loss carryforward of EOI would be treated as a purchase of assets and the tax basis of the acquired assets would be increased.

(8)        OPERATING LEASES

           Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 2001 are as follows:

                              YEAR ENDING JUNE 30,                 AMOUNT
                              --------------------               ----------

                                       2002                      $  297,350
                                       2003                         274,440
                                       2004                         271,371
                                       2005                         144,696
                                       2006                         119,040
                                    thereafter                      128,960
                                                                 ----------
                                       Total                     $1,235,857
                                                                 ==========

           Rent expense charged to operations during the years ended June 30, 2001, 2000 and 1999 was $294,050, $210,118 and $111,835, respectively. Through
June 30, 2000, the Company leased its Pennsylvania office from an entity that is 100% owned by the Chief Executive Officer and Chairman of the Board of the Company. The lease was classified as an operating lease. In August 2000, the facility was sold to a party unrelated to Escalon. Rent expense was approximately $24,000 in fiscal 2000.

(9)        RETIREMENT PLAN

           Escalon adopted a 401(k) retirement plan effective January 1, 1994. Employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plans inception.

           On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(K) profit sharing plan, which became effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Under the terms of the plan, which covers all employees who qualify under certain age and length of service requirements, the Company makes non-elective contributions on behalf of each participant eligible to share in matching contributions for the plan year.

           The Company's matching contribution is equal to 50% of such participant's voluntary employee contributions, up to a maximum of 10% of each employee's compensation. Escalon's contribution for the years ending June 30, 2001 and 2000 was $25,615 and $10,008, respectively.

(10)       LICENSE OF INTELLECTUAL LASER PROPERTIES

In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an initial 25 percent equity interest in IntraLase. As a result of raising money from outside investors, as of June 30, 2001, the Company's interest has been diluted to 2.48%. Escalon is entitled to a 2.5% royalty on future product sales that are based on the Company's patented technology; a 1.5% royalty on product sales not dependent on the Company's technology; an annual license fee of $5,000 and $10,000 in 1999 and 2000, respectively, and $15,000 in 2001 and each year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company. Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $0. In December 1999, IntraLase received its first 510(k) approval from the FDA. As of June 30, 2001, IntraLase was still in the development stage, with marketing of its products intended to begin during the next twelve months.

 (11)      ACQUISITION OF RADIANCE'S VASCULAR BUSINESS UNIT

           On January 21, 1999, Escalon acquired substantially all of the assets used exclusively in Radiance's Vascular Access Business Unit, which uses Doppler technology to aid medical personnel in locating difficult arteries and veins. This business combination was accounted for as a purchase. The results of operations for this business unit are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $2,104,442, which exceeded the fair value of the net assets of Radiance by $1,086,110. The excess is being amortized on a straight-line basis over a fifteen-year period.

           At the time of acquisition, the Company and Radiance entered into an Assets Sale and Purchase Agreement. Pursuant to this Assets Sale and Purchase Agreement, the Company agreed to pay royalties based on future sales of products of the Vascular business unit for a period of five years following the close of this sale, with a guaranteed minimum royalty of $300,000 per year. In lieu of the Company paying guaranteed minimum royalties over the remaining three years, the Company has renegotiated with Radiance a lump-sum amount of $717,558 plus interest to be paid over three years, as set forth in the Amendment and Supplement to Assets Sale and Purchase Agreement and Release dated February 28, 2001. In connection therewith, the Company delivered to Radiance a term note in the amount of $717,558, with interest at the prime rate as published in the Wall Street Journal (New York Edition) plus 1%, with interest only payable quarterly beginning on May 31, 2001 through January 15, 2002 and principle and interest payable in eleven quarterly installments beginning on April 15, 2002. In addition, the Amendment also accounts for $182,442 of accrued royalties for the period ended January 21, 2001. Pursuant to the Amendment the Company paid $17,558 to Radiance, delivered a Short Term Note in the amount of $64,884, with interest at the prime rate as published in The Wall Street Journal (New York Edition) plus 1%, with interest only payable quarterly beginning on May 31, 2001 and principal and interest payable in full on January 15, 2002, and issued to Radiance 50,000 shares of the Company's Common Stock valued at $100,000. The Company used its best efforts to register the shares of the Company's Common Stock issued to Radiance in the Amendment on Form S-3 under the Securities Act of 1933 in a manner that, upon being declared effective, constituted a "shelf" registration for the purposes of Rule 415 under the Securities Act of 1933.

(12)       SALE OF BETADINE PRODUCT LINE

           In the third quarter of fiscal 1999, Escalon sold its license and distribution rights along with the remaining inventory of Betadine. The sale resulted in a $879,000 gain after writing off the remaining net book value of license and distribution rights, goodwill and inventory associated with that product line. Betadine had historically accounted for approximately 15 percent of the Company's sales revenues.

(13)       SALE OF ADATOSIL PRODUCT LINE

           In the first quarter of fiscal 2000, Escalon received $2,117,000 from the sale of its license and distribution rights for the Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. The Company will also continue to receive additional consideration based on future sales of Silicone Oil through August 2005.

(14)       ACQUISITION OF SONOMED, INC.

           On January 14, 2000, Escalon purchased all of the outstanding capital stock of Sonomed, a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition (net of cash acquired) was $12,250,540, $11,148,826 was allocated to proprietary rights and intangible assets, including: $7,700,000 to customer lists, $2,300,000 to trademarks and trade names and $1,148,826 to goodwill. The intangible assets are being amortized on a straight-line basis over a fifteen-year period.

           In addition, Escalon entered into a three-year employment agreement with the president of Sonomed, which provides for a $175,000 annual salary (plus cost of living adjustments). The Company also issued certain employees of Sonomed incentive stock options exercisable for the purchase of 330,000 shares of the Company's Common Stock and agreed to make available to certain employees of Sonomed, a bonus program of at least three percent of Sonomed's net quarterly sales for a period of three years.

           The following pro forma results of operations information has been provided to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of future operations of the combined companies.

                                       PRO FORMA RESULTS OF OPERATIONS

                                                 (UNAUDITED)

                                                               For the Years Ended June 30,
                                                                  2000              1999
                                                            -------------   ---------------

              Revenues                                      $ 10,553,616      $ 14,728,368
              Net income                                    $    136,164      $  2,956,833

              Basic net income per share                    $      0.042      $      0.670
              Diluted net income per share                  $      0.042      $      0.660

              Weighted average shares - basic                  3,242,184         3,114,823
              Weighted average  shares - diluted               3,254,250         3,150,721

(15)       SEGMENTAL REPORTING

           During the years ended June 30, 2001 and 2000, Escalon's operations were classified into three principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.


                               Reportable Segments
                                 (in thousands)

                         Medical / Trek                Vascular
                     ---------------------      --------------------
                        2001        2000           2001         2000
                     ---------------------      --------------------

Revenue, net        $   3,775    $  1,789     $   2,117    $   2,345
Interest income             2         149           --          --
Interest expense       (1,029)       (576)         (23)         --
Gain on sale of
  Silicone Oil             --       1,864           --          --
Equity in loss of
  unconsolidated
  joint venture            --          --           --          --
Net profit (loss)         686         (33)         (70)       (619)
                     ----------------------------------------------

Depreciation and
  amortization            161         192          128         120
Assets                  2,180       1,746        2,652       2,472
Expenditures for
  long-lived
  assets                  149          61           22          26
                     ----------------------------------------------



                                     Sonomed                  Other                   Total
                           ---------------------    --------------------   ----------------------
                                2001        2000        2001        2000        2001        2000
                           ---------------------    --------------------   ----------------------

Revenue, net               $   5,988   $   2,536   $    -       $    -     $ 11,880    $   6,670
Interest income                    -           -        -            -            2          149
Interest expense                   -           -        -            -       (1,052)        (576)
Gain on sale of
  Silicone Oil                     -           -        -            -            -        1,864
Equity in loss of
  unconsolidated
  joint venture                    -           -        (19)        (33)        (19)         (33)
Net profit (loss)                  -        (178)       (24)        (33)        592         (863)
                           ------------------------------------------------------------------------

Depreciation and
  amortization                   750         355        -            -        1,039          667
Assets                        12,123      12,394        843         233      17,798       16,845
Expenditures for
  long-lived
  assets                          16          18        -            -          187          105
                           ------------------------------------------------------------------------


           In fiscal 2001 and 2000, Medical / Trek derived its revenues from the sale of Silicone Oil, ISPAN(TM) gas products and various disposable ophthalmic surgical products. These products are used primarily by vitreoretinal ophthalmic surgeons. Vascular derives its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology.

           In fiscal 2001, Escalon had one entity, Bausch & Lomb, from which greater than 10 percent of consolidated net revenues were derived. Revenues from Bausch & Lomb were $2,675,000, or 22.52% of consolidated net revenues during fiscal 2001. This revenue is recorded in the Medical / Trek business unit. Included in accounts receivable is $726,000 owed to the Company from Bausch & Lomb. During fiscal 2000, Escalon did not have any customers from which greater than 10 percent of consolidated net revenues were derived. Of the revenues reported above, $74,000, $170,000 and $2,068,000 were derived internationally in Medical / Trek, Vascular and Sonomed, respectively, in fiscal 2001. Of the revenues reported above, $100,000, $162,000 and $1,259,000 were derived internationally in Medical / Trek, Vascular and Sonomed, respectively, in fiscal 2000.

           It is Escalon's policy to allocate corporate administrative expenses to the Company's segments based on management's time devoted to these segments

(16)       DERIVATIVE FINANCIAL INSTRUMENT

           The Company entered into an interest rate collar transaction with a financial institution, which is considered a derivative financial instrument, to hedge its variable interest rate on its term loan and line of credit (Note 4). The agreements are used to reduce the potential impact of increases in interest rates on the Company's floating-rate debt. The Company does not utilize interest rate swap agreements or other financial instruments for trading or other speculative purposes. The notional amounts of the interest rate cap agreements are $4,900,000 and $3,000,000 and management believes that losses related to credit risk are remote.

           The fair value of the derivative financial instrument, which is the amount the Company would receive or pay to terminate the agreement is not significant. No carrying amounts were recorded in the accompanying balance sheet and no gains or losses were recognized in income during 2001.

(17)       LITIGATION

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

           On June 6, 1996, the court denied a motion by Escalon and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

           In an effort to curtail its legal expenses related with this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on the behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier have deposited such funds in an escrow account.

(18)       REVENUE, NET

           Revenues, net include quarterly payments earned in connection with the sale of the Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. This revenue totaled $2,254,000 for the period beginning on the commencement date of August 11, 2000 through June 30, 2001. The Company is entitled to receive additional consideration , in varying amounts, through fiscal 2005. Included in accounts receivable as of June 30, 2001 is $726,000.