Form 10-Q
period 2001-09-30
ESCALON MEDICAL CORP
filed 2001-11-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

( )   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from.......... to..........

                         COMMISSION FILE NUMBER 0-20127


                        --------------------------------

                              ESCALON MEDICAL CORP.
             (exact name of Registrant as specified in its charter)

                  --------------------------------------------



         PENNSYLVANIA                                       33-0272839
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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

      Indicate the number of shares of outstanding stock of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date: NOVEMBER 8, 2001       Shares of Common Stock, $0.001 par value: 3,292,184

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                  2001 and June 30, 2001                                                          3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2001 and 2000                                        4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2001 and 2000                                        5

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     16

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              16

         Item 2.  Changes in Securities                                                          16

         Item 4.  Submission of Matters to a Vote of Security Holders                            16

         Item 6.  Exhibits and Reports on Form 8-K                                               17

         Signatures                                                                              17

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,         June 30,
                                                                                            2001                 2001
                                                                                         ------------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                              $    193,940        $     80,830
  Accounts receivable, net                                                                  2,105,424           2,317,476
  Inventory, net                                                                            1,366,319           1,499,821
  Other current assets                                                                        271,112             287,025
                                                                                         ------------        ------------
    Total current assets                                                                    3,936,795           4,185,152
Long-term note receivable                                                                     150,000             150,000
Furniture and equipment, net                                                                  616,472             631,877
Customer lists, net                                                                         6,823,056           6,951,389
Goodwill, net                                                                               2,165,767           2,165,767
Trademarks and trade names, net                                                             2,076,439           2,076,439
License and distribution rights, net                                                          252,456             262,613
Patents, net                                                                                  201,590             204,274
Due from joint venture                                                                        402,099             596,758
Other assets                                                                                  493,891             574,153
                                                                                         ------------        ------------
    Total assets                                                                         $ 17,118,564        $ 17,798,422
                                                                                         ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                         $  1,300,000        $  4,626,009
  Current portion of long-term debt                                                         1,795,350           1,530,117
  Accounts payable                                                                            446,308             436,684
  Accrued compensation                                                                        334,694             399,535
  Other current liabilities                                                                   171,890             196,503
                                                                                         ------------        ------------
    Total current liabilities                                                               4,048,242           7,188,848
Long-term debt, net of current portion                                                      6,887,092           4,502,325
                                                                                         ------------        ------------
    Total liabilities                                                                      10,935,334          11,691,173
                                                                                         ------------        ------------
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued                 --                  --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,292,184
    shares issued at September 30, 2001 and June 30, 2001, respectively                         3,292               3,292
  Additional paid-in capital                                                               46,121,519          46,121,519
  Accumulated deficit                                                                     (39,941,581)        (40,017,562)
                                                                                         ------------        ------------
    Total shareholders' equity                                                              6,183,230           6,107,249
                                                                                         ------------        ------------
Total liabilities and shareholders' equity                                               $ 17,118,564        $ 17,798,422
                                                                                         ============        ============


 Note: The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                               September 30,
                                                          2001                2000
                                                       -----------        -----------
Revenues, net                                          $ 2,915,715        $ 2,959,966
                                                       -----------        -----------
Costs and expenses:
  Cost of goods sold                                     1,228,262          1,044,671
  Research and development                                 122,786            111,065
  Marketing, general and administrative                  1,273,932          1,356,305
                                                       -----------        -----------
    Total costs and expenses                             2,624,980          2,512,041
                                                       -----------        -----------

Income from operations                                     290,735            447,925
                                                       -----------        -----------

Other income and expenses:
  Equity in loss of unconsolidated joint venture            (8,601)           (54,822)
  Interest income                                              889              2,918
  Interest expense                                        (207,042)          (288,630)
                                                       -----------        -----------
    Total other income and expenses                       (214,754)          (340,534)
                                                       -----------        -----------

Net income                                             $    75,981        $   107,391
                                                       ===========        ===========

Basic net income per share                             $     0.023        $     0.033
                                                       ===========        ===========

Diluted net income per share                           $     0.023        $     0.032
                                                       ===========        ===========

  Weighted average shares - basic                        3,292,184          3,242,184
                                                       ===========        ===========

  Weighted average shares - diluted                      3,302,379          3,309,033
                                                       ===========        ===========



            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                               September 30,
                                                                          2001               2000
                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  75,981           $ 107,391
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization                                        178,278             253,719
    Equity in net loss of unconsolidated joint venture                     8,601              54,822
    Change in operating assets and liabilities:
      Accounts receivable, net                                           212,052            (584,100)
      Inventory, net                                                     133,502              31,437
      Other current and long-term assets                                  96,175             (17,374)
      Accounts payable, accrued and other liabilities                    (79,830)            165,090
                                                                       ---------           ---------

        Net cash provided from operating activities                      624,759              10,985
                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (advances to) unconsolidated joint venture, net            186,058             (63,337)
Purchase of furniture and equipment                                      (21,698)            (14,500)
                                                                       ---------           ---------

        Net cash provided from (used in) investing activities            164,360             (77,837)
                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit (payments) borrowing, net                                (326,009)            318,901
Principal payments on term loan                                         (350,000)                 --
                                                                       ---------           ---------

        Net cash provided from financing activities                     (676,009)            318,901
                                                                       ---------           ---------

        Net increase in cash and cash equivalents                        113,110             252,049
Cash and cash equivalents, beginning of period                            80,830             177,106
                                                                       ---------           ---------

Cash and cash equivalents, end of period                               $ 193,940           $ 429,155
                                                                       =========           =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid during the three-month period                            $ 233,725           $ 195,064
                                                                       =========           =========



            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. and its subsidiaries Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2002.

         For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001 included in the Company's annual report on Form 10-K.

2.       NEW PRONOUNCEMENT

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

3.       PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended
                                                                       September 30,
                                                                 2001                 2000
                                                                 ----                 ----
Numerator:
  Numerator for basic and diluted
    earnings per share:
    Net income                                                 $   75,982          $  107,391
                                                               ----------          ----------

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                             3,292,184           3,242,184
  Effect of dilutive securities:
    Employee stock options                                         10,195              66,849
                                                               ----------          ----------
  Denominator for diluted earnings
    per share - weighted average and
    assumed conversion                                          3,302,379           3,309,033
                                                               ==========          ==========

Basic earnings per share                                       $    0.023          $    0.033
                                                               ==========          ==========

Diluted earnings per share                                     $    0.023          $    0.032
                                                               ==========          ==========

4.       INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                     September 30,         June 30,
                                         2001                2001
                                         ----                ----
Raw materials / work in process       $ 1,182,083        $ 1,288,664
Finished goods                            286,404            313,325
                                      -----------        -----------
                                        1,468,487          1,601,989
Valuation allowance                      (102,168)          (102,168)
                                      -----------        -----------

                                      $ 1,366,319        $ 1,499,821
                                      ===========        ===========

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard requires this impairment assessment to be completed by December 31, 2001. As implementation guidance continues to evolve, the assessment of goodwill impairment has not been finalized. However, it is management's preliminary assessment that goodwill impairment will not result from this assessment.

         The adjustment of previously reported net income and earnings per share primarily represents previous amortization of goodwill and trademarks and trade names. The impact on net income, basic net earnings per share and diluted net earnings per share for the quarter ended September 30, 2000 is $86,693,

$0.027 per share and $0.026 per share, respectively. Adjusted net income, basic net earnings per share and diluted earnings per share for the three months ended September 30, 2000 is $193,528, $0.060 per share and $0.058 per share, respectively.

Goodwill as of September 30, 2001, as allocated by reportable segment is as follows:

             Sonomed                      $ 1,099,522
             Vascular                         941,218
             Medical / Trek                   125,027
                                          -----------
                                          $ 2,165,767
                                          ===========

There were no material changes in the carrying value of goodwill during the three months ended September 30, 2001.

Intangible assets as of September 30, 2001 comprise:

                                                      Gross Carrying     Accumulated
                                                          Amount         Amortization
                                                       -----------       -----------
            Amortizable intangible assets              $ 8,421,583       $ 1,144,481
            Non-amortizable intangible assets            2,300,000           223,561
                                                       -----------       -----------
            Total identifiable intangible assets       $10,721,583       $ 1,368,042
                                                       ===========       ===========

Amortizable intangible assets consist principally of patents, license and distribution rights, and customer lists. Non-amortizable intangible assets consist principally of trademarks and trade names. The amortization of intangible assets for the three months ended September 30, 2001 was $141,175.

6.       PNC BANK, N.A. LINE OF CREDIT AND LONG-TERM DEBT

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan is based on prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At September 30, 2001, Escalon was party to interest rate cap agreements covering the term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from PNC Bank, N.A., the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from PNC Bank, N.A. if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. At September 30, 2001, the interest rates applicable to the term loan and the line of credit were 7.0% and 6.75%, respectively. PNC Bank, N.A.'s prime rate as of September 30, 2001 was 6.0%. Escalon paid $100,000 in finance fees and $122,800 in interest rate cap protection fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. For the three-month periods ended September 30, 2001 and 2000, amortization of these fees was $11,234 and $16,882, respectively. All of the Company's assets collateralize these agreements.

         The term loan and the line of credit contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. Escalon did not achieve the EBITDA and net worth covenants, resulting in technical defaults under the loan agreements. PNC Bank, N.A. has waived these requirements of the agreements as of September 30, 2001, and for the period ending October 1, 2002. PNC Bank, N.A. has also waived the requirement of the loan agreement that states that the line of credit balance cannot exceed $4,000,000 as of June 30, 2001. This requirement has also been waived for the period ending October 1, 2002.

         On November 8, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. As of November 8, 2001, the amount outstanding against this line of credit is $1,300,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. In conjunction with the amended agreement, Escalon has issued PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock. The Company paid a $50,000 facility fee upon execution of the loan agreement, and commencing March 1, 2002, will pay a quarterly facility fee of 0.25% of the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of such year. The accompanying condensed consolidated financial statement has been adjusted to account for this transaction.

7.       LITIGATION

         As previously reported in reports filed with the SEC, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc. et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D.Blech & Co., Inc., issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The complaint also asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as a constructive trust over the proceeds from the sale of stock pursuant to the offering.

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

8.       REVENUE, NET

         Revenue, net includes quarterly payments earned in connection with the sale of Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. For the three-month period ended September 30, 2001, this revenue totaled $444,000. This revenue totaled $346,000 for the period beginning on the commencement date of August 11, 2000 through September 30, 2000. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of September 30, 2001 and June 30, 2001 was $444,000 and $726,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements - include, without limitation, the following: (i) the competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) economic and regulatory conditions which could adversely affect sales of the Company's products, including uncertainty of FDA approval for any new applications; (iii) the ability of the Company to successfully develop and market new products; (iv) future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) uncertain protection of important proprietary technology; (vi) the outcome of litigation matters; (vii) limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (viii) dependence on key personnel; and (ix) the ability of the Company to maintain its listing on the Nasdaq SmallCap Market.

OVERVIEW

         The following discussion should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto which are set forth elsewhere in this report on Form 10-Q.

         Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices.

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("IntraLase"), in return for an equity interest and future royalties on product sales. IntraLase has responsibility of funding and developing the laser technology through to commercialization.

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Radiance Medical Systems, Inc. This was the first step in a plan of diversification to acquire profitable niche medical products. Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Escalon Digital as a wholly-owned subsidiary. This subsidiary formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately-held company, to develop and market a digital camera back for ophthalmic photography.

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; (iii) general competitive and economic conditions of the healthcare market; and (iv) availability from suppliers of component parts and supplies.

RESULTS OF OPERATIONS

         The Company operates in three reportable business segments: Sonomed, Vascular and Medical / Trek. Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical / Trek develops, manufactures and distributes ophthalmic surgical products.

ACCOUNTING CHANGES

         There are two additional areas for which additional discussion is provided: accounting for goodwill and intangible amortization.

         Effective July 1, 2001, Escalon adopted FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets.

         FASB Statement No. 142 ("SFAS 142") eliminates the amortization of goodwill and certain intangible assets. Rather, goodwill and intangibles not subject to amortization will be tested for impairment at least annually by comparing their fair values with their recorded amounts. The impact of adopting these new requirements is discussed further in Note 5 of the Notes to the Consolidated Financial Statements..

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         Product revenues decreased $44,000, or 1.49%, to $2,916,000 for the three-month period ended September 30, 2001 as compared to $2,960,000 for the same period last fiscal year. During the first quarter of fiscal 2002, Sonomed's unit sales decreased 8.40% from the same period last fiscal year. Changes in product mix have resulted in revenues in the Sonomed business unit decreasing by $9,000, or 0.59%, to $1,527,000. Sonomed's percentage of sales to distributors during the three-month period ended September 30, 2001 increased substantially when compared to the same period last fiscal year. This resulted in lower average sales price per unit as distributors are given a discount from list price. Revenues in the Vascular business unit increased by $163,000, or 32.72%, to $658,000. During the first quarter of fiscal 2002, Vascular's unit sales increased 17.96% from the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of all of Vascular's products, due to the Company's strategy of eliminating underperforming distributors. Revenues in the Medical / Trek business unit decreased $198,000, or 21.31%. The decrease was largely due to declines in sales of the Company's

ISPAN(TM) gas product and certain OEM products. Escalon experienced a temporary increase in sales of its ISPAN(TM) gas product due to the fulfillment of customers' backorders during the three-month period ended September 30, 2000. These decreases were partially offset by a $98,000 increase in revenue earned from Bausch & Lomb in connection with Silicone Oil.

         Cost of goods sold totaled $1,229,000, or 42.12% of net revenue for the three-month period ended September 30, 2001, as compared to $1,045,000, or 35.30% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit increased $220,000 primarily due to a shift toward more expensive units being produced. Cost of goods sold in the Vascular business unit increased $109,000 primarily due to material costs increasing $82,000, or 12.46% of net revenues, largely due to increased component costs. The reduction of cost of goods sold as a percentage of net revenue in the Medical / Trek business is primarily due to the $98,000 increase in revenues received from Bausch & Lomb related to Silicone Oil. The Silicone Oil revenue does not have any costs associated with the revenue. When Silicone Oil revenue is excluded, cost of goods sold as a percentage of revenue was 59.58% for the three-month period ended September 30, 2001 as compared to 54.20% for the same period last fiscal year. This increase is largely attributed to product mix.

         Marketing, general and administrative expenses decreased $82,000, or 6.04%, for the three-month period ended September 30, 2001 as compared to the same period last fiscal year. Marketing, general and administrative expenses remained basically unchanged in the Sonomed business unit. Within the Sonomed unit, administrative employee-related expenses increased by $41,000; this increase was offset by a $58,000 decrease in amortization largely due to the application of SFAS 142. Marketing, general and administrative expenses in the Vascular business unit decreased by $54,000. The main factors leading to this decrease were a $28,000 decrease in consulting and a $20,000 decrease in amortization largely due to the application of SFAS 142. Marketing, general and administrative expenses in the Medical / Trek business unit decreased $30,000. The main factors leading to this decrease were a $29,000 decrease in investor relations expenses and a $10,000 decrease in amortization largely due to the application of SFAS 142.

         Research and development expenses increased $12,000, or 10.81%, for the three-month period ended September 30, 2001 as compared to the same period last fiscal year. In the Sonomed business unit, research and development expenses increased $6,000, largely due to an $11,000 increase in CE marking expenses, as the Company gained approval for certain products in the European marketplace. Research and development expenses in the Vascular business segment increased by $13,000 largely due to a $6,000 increase in prototype expense and reclassification of employee-related expenses from the Medical / Trek business segment.

         On December 18, 2000, the Company announced that it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system is marketed through the Company's joint venture with MegaVision. As a result of the approval, the joint venture began selling the product in December 2000. Escalon recognized net losses of $9,000 and $55,000 for the three-month periods ended September 30, 2001 and 2000, respectively.

         Interest income decreased by $2,000 for the three-month period ended September 30, 2001 as compared to the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment.

         Interest expense decreased by $82,000 for the three-month period ended September 30, 2001 as compared to the same period last fiscal year. This decrease resulted from lower average balances in Escalon's term loan and line of credit with PNC Bank, N.A, and from decreases in the floating interest rates applicable to the term loan and line of credit.

         There is no provision or credit for federal or state income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, Escalon had cash and cash equivalents of $194,000 as compared to $81,000 at June 30, 2001, an increase of $113,000. This resulted primarily from increases in cash of $625,000 provided by operating activities and $186,000 proceeds from the joint venture, offset by $676,000 used to pay down the term loan and line of credit and equipment purchases of $22,000.

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan is based upon prime plus 1.0% and the line of credit is based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. At September 30, 2001, Escalon was party to interest rate cap agreements covering the $7,000,000 term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from PNC Bank, N.A., the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from PNC Bank, N.A. if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. At September 30, 2001, the interest rates applicable to the term loan and the line of credit were 7.0% and 6.75%, respectively. PNC Bank, N.A.'s prime rate as of September 30, 2001 was 6.0%. Escalon paid $100,000 in finance fees and $122,800 in interest rate cap protection fees that are recorded in other assets. These fees are being amortized over the term of the loans using the effective interest method. For the three-month periods ended September 30, 2001 and 2000, amortization of these fees was $11,234 and $16,882, respectively. All of the Company's assets, including those acquired from Sonomed, collateralize these agreements.

         The term loan and the line of credit contain various covenants related to required levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, and the maintenance of net worth levels, among others. Escalon did not achieve the EBITDA and net worth covenants resulting in technical defaults under the loan agreements. PNC Bank, N.A. has waived these requirements of the agreements as of September 30, 2001, and for the period ending October 1, 2002. PNC Bank, N.A. has also waived the requirement of the loan agreement that states that the line of credit balance cannot exceed $4,000,000 as of June 30, 2001. This requirement was waived.

         On November 8, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. As of November 8, 2001, the amount outstanding against this line of credit was $1,300,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. The Company will be continuously assessing its options for repaying its long-term debt. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. In conjunction with the amended agreement, Escalon has issued PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's

Common Stock. The Company paid a $50,000 facility fee upon execution of the loan agreement, and commencing March 1, 2002, will pay a quarterly facility fee of 0.25% of the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of such year. The accompanying condensed consolidated financial statement has been adjusted to account for this transaction.

         On January 21, 1999, the Company's Vascular subsidiary and Radiance Medical Systems, Inc. ("Radiance") entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 28, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments Escalon paid $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884, an additional note in the amount of $717,558 and has issued 50,000 shares of Escalon Common Stock to Radiance.

         Escalon anticipates that the cash generated from future product sales and cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on the current levels of operation. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the expenditures needed to fund its growth-through-acquisition strategy.

         The board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be made at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

         The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. As of September 30, 2001, Escalon has complied with such requirements. If Escalon's securities were delisted, an investor would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL REPORTING

         During the three-month periods ended September 30, 2001 and 2000, Escalon's operations were classified into three principal reportable segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

----------------------------------------------------------------------------------------------------------------------------
                            Sonomed             Vascular         Medical / Trek         Other                 Total
                     -------------------------------------------------------------------------------------------------------
                        2001      2000      2001      2000       2001     2000      2001       2000       2001      2000
----------------------------------------------------------------------------------------------------------------------------
Revenue, net         $  1,529  $  1,536  $    658  $    495   $    731  $    929  $     --   $     --   $  2,918   $  2,960
Interest income            --        --        --        --          1         3        --         --          1          3
Interest expense          207       289        --        --         --        --        --         --        207        289
Equity in loss of
  unconsolidated
  joint venture            --        --        --        --         --        --        (9)       (55)        (9)       (55)
Net profit (loss)          --        --        --       (19)        89       181       (13)       (55)        76        107
----------------------------------------------------------------------------------------------------------------------------
Depreciation and
  amortization            132       189        11        31         31        30         5          4        179        254
Assets                 11,990    12,123     2,495     2,652      2,042     2,180       592        843     17,119     17,798
Expenditures for
  long-lived assets        15         7         6        --         --         8        --         --         21         15
----------------------------------------------------------------------------------------------------------------------------

         During the three-month periods ended September 30, 2001 and 2000, Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical / Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products and revenues derived from Bausch & Lomb's sales of Silicone Oil.

         During the three-month periods ended September 30, 2001 and 2000, the Company had one customer, Bausch & Lomb, from which 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $500,000, or 17.14% of consolidated net revenues during the three-month period ended September 30, 2001, and were $544,000, or 18.38% of consolidated revenues during the same period last fiscal year. This revenue is recorded in the Medical / Trek business segment. Of the external revenues reported above $587,000, $42,000 and $9,000 were derived internationally in Sonomed, Vascular and Medical / Trek, respectively, during the three-month period ended September 30, 2001. $639,000, $40,000 and $22,000 were derived internationally in Sonomed, Vascular and Medical / Trek, respectively, during the three-month period ended September 30, 2000.

         Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for analysis between the fiscal 2002 information disclosed here and the comparative results from fiscal 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at September 30, 2001 plus 1.75% on the term loan and 1.50% on the line of credit. Interest rate cap agreements are used to reduce the potential impact of increases on the floating-rate term loan and line of credit. The Company is party to interest rate cap agreements covering the term loan through January 1, 2003 and the line of credit through January 1, 2002. As of September 30, 2001, the Company had $4,550,000 of its term loan and $3,000,000 of its line of credit protected under these agreements.

-------------------------------------------------------------------------------------------------------------------------------
                                                      Long-term debt classified as current as of September 30,
                                    -------------------------------------------------------------------------------------------
                                         2001            2002              2003            2004    Thereafter           Total
-------------------------------------------------------------------------------------------------------------------------------
 Term loan - capped                 $ 1,600,000      $ 2,150,000        $ 800,000          $ -        $ -           $ 4,550,000
   Interest rate - capped                  7.75%            7.75%            7.75%           -          -
 Term loan - no cap                         $ -              $ -      $ 3,350,000          $ -        $ -           $ 3,350,000
   Interest rate - no cap                     -                -             7.75%           -          -
-------------------------------------------------------------------------------------------------------------------------------
 Line of credit - capped            $ 1,300,000              $ -              $ -          $ -        $ -           $ 1,300,000
   Interest rate - capped                  7.50%               -                -            -          -
 Line of credit - no cap                    $ -              $ -              $ -          $ -        $ -                   $ -
   Interest rate - no cap                     -                -                -            -          -
-------------------------------------------------------------------------------------------------------------------------------
 Radiance Note 1                       $ 65,000              $ -              $ -          $ -        $ -              $ 65,000
   Interest rate                           7.00%               -                -            -          -
 Radiance Note 2                      $ 130,000        $ 261,000        $ 261,000     $ 65,000          -             $ 717,000
   Interest rate                           7.00%            7.00%            7.00%        7.00%         -
-------------------------------------------------------------------------------------------------------------------------------

EXCHANGE RATE RISK

         During the three-month periods ended September 30, 2001 and 2000, approximately 21.86% and 23.68% of Escalon's consolidated net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently incurs no exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      10.14 Registrant's Amended and Restated 1999 Equity Incentive Plan filed herewith.

      10.15 Registrant's Agreement and Plan of Merger of Escalon Pennsylvania, Inc. and Escalon Medical Corp. filed as an exhibit to the Company's definitive Proxy filed on Schedule 14A on October 1, 2001.

      Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

     Date:  November 14, 2001             By:    /s/  Richard J. DePiano
            -----------------                    -------------------------------
                                                 Richard J. DePiano
                                                 Chairman and
                                                 Chief Executive Officer

     Date:  November 14, 2001             By:    /s/  Harry M. Rimmer
            -----------------                    -------------------------------
                                                 Harry M. Rimmer
                                                 Senior Vice-President - Finance