Form 10-Q/A
period 2001-09-30
ESCALON MEDICAL CORP
filed 2002-02-08
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                  FORM 10-Q / A
                                 Amendment No. 1

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

Date: FEBRUARY 8, 2002       Shares of Common Stock, $0.001 par value: 3,292,184

ITEM 1.  FINANCIAL STATEMENTS
                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        As reported,
                                                      As         -----------------------
                                                  restated,
                                                  September       September
                                                      30,             30,                June 30,
                                                     2001            2001                 2001
                                                  ------------      ------------      ------------
 ASSETS                                             (unaudited)  (unaudited)
 Current Assets:

   Cash and cash equivalents                      $    193,940      $    193,940      $     80,830
   Accounts receivable, net                          2,105,424         2,105,424         2,317,476
   Inventory, net                                    1,366,319         1,366,319         1,499,821
   Other current assets                                271,112           271,112           287,025
                                                  ------------      ------------      ------------
     Total current assets                            3,936,795         3,936,795         4,185,152
 Long-term note receivable                             150,000           150,000           150,000
 Furniture and equipment, net                          616,472           616,472           631,877
 Customer lists, net                                        --         6,823,056         6,951,389
 Goodwill, net                                      10,591,790         2,165,767         2,165,767
 Trademarks and trade names                            601,806         2,076,439         2,076,439
 License and distribution rights, net                  252,456           252,456           262,613
 Patents, net                                          201,590           201,590           204,274
 Due from joint venture                                402,099           402,099           596,758
 Other assets                                          493,890           493,890           574,153
                                                  ------------      ------------      ------------
     Total assets                                 $ 17,246,898      $ 17,118,564      $ 17,798,422
                                                  ============      ============      ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Line of credit                                 $  1,300,000      $  1,300,000      $  4,626,009
   Current portion of long-term debt                 1,795,350         1,795,350         1,530,117
   Accounts payable                                    446,308           446,308           436,684
   Accrued compensation                                334,694           334,694           399,535
   Other current liabilities                           171,890           171,890           196,503
                                                  ------------      ------------      ------------
     Total current liabilities                       4,048,242         4,048,242         7,188,848
 Long-term debt, net of current portion              6,887,092         6,887,092         4,502,325
                                                  ------------      ------------      ------------
     Total liabilities                              10,935,334        10,935,334        11,691,173
 Shareholders' Equity:
   Preferred stock, $0.001 par value;
2,000,000 shares authorized;
   no shares issued                                         --                --                --
   Common stock, $0.001 par value; 35,000,000
shares authorized;
   3,292,184 shares issued at September 30,
and June 30, 2001,
   respectively                                          3,292             3,292             3,292
   Additional paid-in capital                       46,121,519        46,121,519        46,121,519
   Accumulated deficit                             (39,813,247)      (39,941,581)      (40,017,562)
                                                  ------------      ------------      ------------
     Total shareholders' equity                      6,311,564         6,183,230         6,107,249
                                                  ------------      ------------      ------------
 Total liabilities and shareholders' equity       $ 17,246,898      $ 17,118,564      $ 17,798,422
                                                  ============      ============      ============

Note: The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 ESCALON MEDICAL CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                          As restated,            As reported,
                                         Three Months          -----------------
                                             Ended             Three Months Ended
                                          September 30,            September 30,
                                              2001             2001              2000
                                       -------------------------------------------------
Revenues, net                              $ 2,915,715      $ 2,915,715      $ 2,959,966
                                           -----------      -----------      -----------

Costs and expenses:
Cost of goods sold                           1,228,262        1,228,262        1,044,671
Research and development                       122,786          122,786          111,065
Marketing, general and administrative        1,145,598        1,273,932        1,356,305
                                           -----------      -----------      -----------
Total costs and expenses                     2,496,646        2,624,980        2,512,041
                                           -----------      -----------      -----------

Income from operations                         419,069          290,735          447,925
                                           -----------      -----------      -----------

Other income and expenses:
Equity in loss of unconsolidated joint
 venture                                        (8,601)          (8,601)         (54,822)
Interest income                                    889              889            2,918
Interest expense                              (207,042)        (207,042)        (288,630)
                                           -----------      -----------      -----------
Total other income and expenses               (214,754)        (214,754)        (340,534)
                                           -----------      -----------      -----------

Net income                                 $   204,315      $    75,981      $   107,391
                                           ===========      ===========      ===========

Basic net income per share                 $     0.062      $     0.023      $     0.033
                                           ===========      ===========      ===========

Diluted net income per share               $     0.062      $     0.023      $     0.032
                                           ===========      ===========      ===========

Weighted average shares - basic              3,292,184        3,292,184        3,242,184
                                           ===========      ===========      ===========

Weighted average shares - diluted            3,302,379        3,302,379        3,309,033
                                           ===========      ===========      ===========

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          As reported,
                                                   As restated,        -----------------
                                                 Three Months Ended    Three Months Ended
                                                    September 30,         September 30,
                                                         2001          2001          2000
                                                     ---------------------------------------
 Cash Flows from Operating Activities:

Net income                                          $ 204,315      $  75,981      $ 107,391
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization                      49,944        178,278        253,719
    Equity in net loss of unconsolidated joint
     venture                                            8,601          8,601         54,822
    Change in operating assets and liabilities:
      Accounts receivable, net                        212,052        212,052       (584,100)
      Inventory, net                                  133,502        133,502         31,437
      Other current and long-term assets               96,175         96,175        (17,374)
      Accounts payable, accrued and other
     liabilities                                      (79,830)       (79,830)       165,090
                                                    ---------      ---------      ---------

        Net cash provided from operating
         activities                                   624,759        624,759         10,985
                                                    ---------      ---------      ---------

Cash Flows from Investing Activities:
Advances to unconsolidated joint venture, net         186,058        186,058        (63,337)
Purchase of furniture and equipment                   (21,698)       (21,698)       (14,500)
                                                    ---------      ---------      ---------

        Net cash provided from (used in)
         investing activities                         164,360        164,360        (77,837)
                                                    ---------      ---------      ---------

Cash Flows from Financing Activities:
Line of credit borrowing, net                        (326,009)      (326,009)       318,901
Principal payments on term loan                      (350,000)      (350,000)            --
                                                    ---------      ---------      ---------

        Net cash provided from financing
         activities                                  (676,009)      (676,009)       318,901
                                                    ---------      ---------      ---------

        Net increase in cash and cash
         equivalents                                  113,110        113,110        252,049
Cash and cash equivalents, beginning of period         80,830         80,830        177,106
                                                    ---------      ---------      ---------

Cash and cash equivalents, end of period            $ 193,940      $ 193,940      $ 429,155
                                                    =========      =========      =========

Supplemental Schedule of Cash Flow Information:

Interest paid during the three-month period         $ 233,725      $ 233,725      $ 195,064
                                                    =========      =========      =========

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

3.    PER SHARE INFORMATION

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                          As reported,
                                   As restated,        -----------------
                                 Three Months Ended    Three Months Ended
                                    September 30,         September 30,
                                         2001          2001          2000
                                 ------------------------------------------
 Numerator:
   Numerator for basic and
diluted
     earnings per share:
     Net income                   $  204,315     $   75,981     $  107,391
                                  ----------     ----------     ----------

 Denominator:
   Denominator for basic
   earnings per share -
   weighted average shares         3,292,184      3,292,184      3,242,184
   Effect of dilutive
   securities:
     Employee stock options           10,195         10,195         66,849
                                  ----------     ----------     ----------
   Denominator for diluted
earnings per share - weighted
average and assumed conversion     3,302,379      3,302,379      3,309,033
                                  ==========     ==========     ==========

 Basic earnings per share         $    0.062     $    0.023     $    0.033
                                  ==========     ==========     ==========

 Diluted earnings per share       $    0.062     $    0.023     $    0.032
                                  ==========     ==========     ==========



4.    INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                          September 30,      June 30,
                             2001             2001
                          -----------      -----------
 Raw materials / work
  in process              $ 1,182,083      $ 1,288,664
 Finished goods               286,404          313,325
                          -----------      -----------
                            1,468,487        1,601,989
 Valuation allowance         (102,168)        (102,168)
                          -----------      -----------

                          $ 1,366,319      $ 1,499,821
                          ===========      ===========

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

BACKGROUND

      Escalon Medical Corp. ("Escalon" or "the Company") purchased Sonomed, Inc. ("Sonomed") on January 14, 2000 for $12,314,202. The purchase price exceeded the fair value of assets acquired by $11,212,488. The Company classified the intangible assets as $7,700,000 customer lists, $2,300,000 trademark and trade names, and $1,212,488 goodwill. The intangible assets were to be amortized on a straight-line basis over 15 years. Management made an allocation of the purchase price based on information available at the time without an independent professional appraisal. In November 2001, the Company engaged an independent professional appraiser to assist management in evaluating whether the intangible assets were impaired and confirm the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date. The independent appraisal concluded in December 2001, that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. In light of the independent appraisal, management has determined that the original classification was incorrect, and therefore should be restated to that of the independent appraisal. As a result the intangible assets customer lists, trademarks and trade names and goodwill need to be reclassified. This reclassification did not affect the total reported value of intangible assets. In addition, because of the reclassification and the application of SFAS 142 which the Company adopted on July 1, 2001, amortization expense of the customer lists recorded for the three-month period ended September 30, 2001 has been corrected to reflect no amortization taken for customer lists during that period.

ESCALON'S APPLICATION OF SFAS 142

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") effective June 30, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. In all cases, SFAS 142 must be adopted as of the beginning of a fiscal year.

      Also, the application of SFAS 142 requires the Company to determine the life of each intangible asset individually (excluding goodwill) and also determine if the value of any intangible assets has been impaired. This pronouncement requires each of the intangible assets to be individually assessed creating the likely possibility of each having different lives, or one or more becoming impaired to different degrees at any given time.

      The Company adopted SFAS 142 effective July 1, 2001.

EFFECT ON FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

      The aforementioned correction affects the reported September 30, 2001 balances of customer lists, net; trademarks and trade names, net; goodwill, net and accumulated deficit.

INTANGIBLE ASSETS

      The independent appraisal completed in December 2001 determined that $665,000 of the Sonomed purchase price should have been classified as trademarks and trade names at the time of acquisition. Amortization related to trademarks and trade names has been recalculated at $63,194 from the date of acquisition through June 30, 2001 using the straight-line method over 15 years. As of July 1, 2001 the Company no longer amortizes trademarks and trade names as a result of the application of SFAS 142. The amended net value of trademarks and trade names at September 30, 2001 was $601,806, which resulted in $1,474,633 being reclassified from trademarks and trade names to goodwill.

      The independent appraisal completed in December 2001 determined that $10,547,488 of the Sonomed purchase price should have been classified as goodwill. Amortization related to goodwill has been recalculated at $1,021,943 from the date of acquisition through June 30, 2001 using the straight-line method over 15 years. As of July 1, 2001 the Company no longer amortizes goodwill in accordance with SFAS 142. The amended net value of goodwill at September 30, 2001 was as follows:

Sonomed                                         $ 9,525,545
Vascular                                            941,218
Medical                                             125,027
                                                -----------
Total                                           $10,591,790
                                                ===========

      The independent appraisal completed in December 2001 determined that no portion of the Sonomed purchase price should have been classified as customer lists at the time of acquisition, which resulted in $6,951,389 being reclassified from customer lists to goodwill.

      The adjustment of previously recorded net income and earnings per share primarily represents previous amortization of goodwill, trademarks and trade names and customer lists. The impact on net income, basic net earnings per share and diluted net earnings per share for the quarter ended September 30, 2000 is $207,856, $0.063 per share and $0.063 per share, respectively. Adjusted net income, basic net earnings per share and diluted net earnings per share for the three months ended September 30, 2000 is $315,247, $0.097 per share and $0.095 per share, respectively.

      Intangible assets (excluding goodwill) as of September 30, 2001 comprise:


                                           Gross
                                         Carrying       Accumulated
                                          Amount       Amortization
                                         ----------     ----------
Amortizable intangible assets            $  721,583     $  267,537
Non-amortizable intangible assets           665,000         63,194
                                         ----------     ----------
Total identifiable intangible assets     $1,386,583     $  330,731
                                         ==========     ==========

      Amortizable intangible assets consist principally of patents and license and distribution rights. Non-amortizable intangible assets consist of trademarks and trade names. The amortization of intangible assets for the three months ended September 30, 2001 was $12,841.

ACCUMULATED DEFICIT

      The accumulated deficit balance at September 30, 2001 decreased from $(39,941,581) originally reported, to $(39,813,247) as restated, for amortization of the customer lists for the three-month period ended September 30, 2001.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


      In accordance with SFAS 142, effective July 1, 2001, Escalon no longer amortizes goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. At the time the Company filed its Form 10-Q for the three-months ended September 30, 2001, $7,700,000 of the Sonomed purchase price was classified as customer lists that continued to be amortized over 15 years using the straight-line method. During the three-month period ended September 30, 2001 the Company recorded $128,334 amortization related to customer lists. The independent appraisal completed in December 2001 determined that none of the purchase price should have been classified as customer lists, and instead should have been classified as goodwill. Reclassifying the customer lists to goodwill per the independent appraisal required reversing the $128,334 amortization recorded during the three-month period ended September 30, 2001, because the Company as of July 1, 2001 is no longer amortizing goodwill in accordance with SFAS 142. This correction decreased marketing, general and administrative expenses by $128,334 and subsequently increased net income by $128,334, or $0.039 and $0.039 per basic and diluted share, respectively.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      The aforementioned correction affects the reported September 30, 2001 net income, which increased by $128,334 and depreciation and amortization, which decreased by $128,334.

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

                              ESCALON MEDICAL CORP.
                                  (Registrant)


Date: February 8, 2002             By:    /s/  Richard J. DePiano
      ----------------                    -----------------------
                                          Richard J. DePiano
                                          Chairman and Chief
                                          Executive Officer

Date: February 8, 2002             By:   /s/  Harry M. Rimmer
      ----------------                    --------------------
                                          Senior Vice-President -
                                          Finance