Form 10-Q
period 2001-12-31
ESCALON MEDICAL CORP
filed 2002-02-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

          Date:  FEBRUARY 14, 2002           Shares of Common Stock,
                                             $0.001 par value:  3,292,184

                              ESCALON MEDICAL CORP.

                           FORM 10-Q QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements                                    3

                  Condensed Consolidated Balance Sheets as of December 31,
                  2001 and June 30, 2001                                                         3

                  Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended December 31, 2001 and 2000                                4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  and Six Months Ended December 31, 2001 and 2000                                5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     18

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                             18

         Item 2.  Changes in Securities                                                          18

         Item 4.  Submission of Matters to a Vote of Security Holders                            18

         Item 6.  Exhibits and Reports on Form 8-K                                               19

         Signatures                                                                              20

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,          June 30,
                                                                                    2001                 2001
                                                                                 ------------       -------------
ASSETS
Current Assets:

  Cash and cash equivalents                                                      $     94,130       $     80,830

  Accounts receivable, net                                                          2,089,961          2,317,476

  Inventory, net                                                                    1,550,737          1,499,821

  Other current assets                                                                 57,248            287,025
                                                                                 -------------------------------
    Total current assets                                                            3,792,076          4,185,152

Long-term note receivable                                                             150,000            150,000

Furniture and equipment, net                                                          610,838            631,877

Goodwill, net                                                                      10,591,795         10,591,795

Trademarks and trade names, net                                                       601,806            601,806

License and distribution rights, net                                                  242,300            262,613

Patents, net                                                                          196,979            204,274

Due from joint venture                                                                402,512            596,758

Other assets                                                                          540,510            574,147
                                                                                 -------------------------------
    Total assets                                                                 $ 17,128,816       $ 17,798,422
                                                                                 ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Line of credit                                                                 $  1,300,000       $  4,626,009

  Current portion of long-term debt                                                 1,837,359          1,530,117

  Accounts payable                                                                    580,213            436,684

  Accrued compensation                                                                337,236            399,535

  Other current liabilities                                                           217,315            196,503
                                                                                 -------------------------------
    Total current liabilities                                                       4,272,123          7,188,848

Long-term debt, net of current portion                                              6,289,697          4,502,325
                                                                                 -------------------------------
    Total liabilities                                                              10,561,820         11,691,173

Shareholders' Equity:

  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares
    issued                                                                                 --                 --

  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,292,184
    shares issued at December 31, 2001 and June 30, 2001                                3,292              3,292

  Additional paid-in capital                                                       46,121,519         46,121,519

  Accumulated deficit                                                             (39,557,815)       (40,017,562)
                                                                                 -------------------------------
    Total shareholders' equity                                                      6,566,996          6,107,249
                                                                                 -------------------------------
Total liabilities and shareholders' equity                                       $ 17,128,816       $ 17,798,422
                                                                                 ===============================

Note: The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, as restated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                         2001              2000              2001              2000
                                                     -----------------------------------------------------------------
Revenues, net                                        $ 2,831,721       $ 2,937,395       $ 5,747,436       $ 5,897,360
                                                     -----------------------------------------------------------------
Costs and expenses:
  Cost of goods sold                                     992,668           983,384         2,220,930         2,028,055
  Research and development                               132,483            87,577           255,270           198,641
  Marketing, general and administrative                1,295,245         1,421,999         2,440,838         2,778,304
                                                     -----------------------------------------------------------------
    Total costs and expenses                           2,420,396         2,492,960         4,917,038         5,005,000
                                                     -----------------------------------------------------------------

Income from operations                                   411,325           444,435           830,398           892,360
                                                     -----------------------------------------------------------------

Other income and expenses:
  Equity in net income (loss) of unconsolidated
      joint venture                                       20,967            24,854            12,365           (29,968)
  Interest income                                            466                10             1,356             2,929
  Interest expense                                      (177,330)         (270,389)         (384,372)         (559,020)
                                                     -----------------------------------------------------------------
    Total other income and expenses                     (155,897)         (245,525)         (370,651)         (586,059)
                                                     -----------------------------------------------------------------

Net income                                           $   255,428       $   198,910       $   459,747       $   306,301
                                                     =================================================================

Basic net income per share                           $     0.078       $     0.061       $     0.140       $     0.094
                                                     =================================================================

Diluted net income per share                         $     0.077       $     0.060       $     0.139       $     0.094
                                                     =================================================================

  Weighted average shares - basic                      3,292,184         3,242,184         3,292,184         3,242,184
                                                     =================================================================

  Weighted average shares - diluted                    3,318,740         3,302,017         3,318,740         3,268,384
                                                     =================================================================


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                               December 31,
                                                                          2001              2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $   459,747       $   306,301
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization                                        101,012           516,239
    Equity in net (income) loss of unconsolidated joint venture          (12,365)           29,968
    Change in operating assets and liabilities:
      Accounts receivable, net                                           227,515          (635,094)
      Inventory, net                                                     (50,916)          (43,131)
      Other current and long-term assets                                 131,534            97,498
      Accounts payable, accrued and other liabilities                    102,042           238,439
                                                                     -----------       -----------
        Net cash provided from operating activities                      958,570           510,220
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from (advances to) unconsolidated joint venture, net            206,611          (220,469)
License and distribution rights and goodwill                                  --           (47,896)
Purchase of furniture and equipment                                      (52,366)          (95,181)
                                                                     -----------       -----------

        Net cash provided from (used in) investing activities            154,245          (363,546)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Line of credit borrowing, net after loan amendment                      (326,009)          318,901
Principal payments on term loan after loan amendment                    (700,000)         (350,000)
Payments of financing fees                                               (73,506)               --
                                                                     -----------       -----------

        Net cash provided from financing activities                   (1,099,515)          (31,099)
                                                                     -----------       -----------

        Net increase in cash and cash equivalents                         13,300           115,575
Cash and cash equivalents, beginning of period                            80,830           177,106
                                                                     -----------       -----------

Cash and cash equivalents, end of period                             $    94,130       $   292,681
                                                                     ===========       ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid during the six-month period                            $   397,305       $   453,581
                                                                     ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
Deposit on furniture and equipment reclassed from other assets       $        --       $   105,044
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

         In January 2002, the SEC issued an interpretive release on disclosure related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions and is not aware of factors that are reasonable likely to adversely affect liquidity trends, other than those risk factors presented in other Company filings.

3.       PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended              Six Months Ended
                                                                     December 31,                     December 31,
                                                                 2001            2000            2001            2000
                                                             ----------      ----------      ----------      ----------
Numerator:
  Numerator for basic and diluted earnings per share:
    Net income                                               $  255,428      $  198,910      $  459,747      $  306,301
                                                             ----------      ----------      ----------      ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                           3,292,184       3,242,184       3,292,184       3,242,184

  Effect of dilutive securities:
    Employee stock options                                       26,556          59,833          26,556          26,200
                                                             ----------      ----------      ----------      ----------
  Denominator for diluted earnings
    per share - weighted average and assumed conversion       3,318,740       3,302,017       3,318,740       3,268,384
                                                             ==========      ==========      ==========      ==========

Basic earnings per share                                     $    0.078      $    0.061      $    0.140      $    0.094
                                                             ==========      ==========      ==========      ==========

Diluted earnings per share                                   $    0.077      $    0.060      $    0.139      $    0.094
                                                             ==========      ==========      ==========      ==========


4.       INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                      December 31,            June 30,
                                         2001                  2001
                                     -----------       -----------
Raw materials / work in process      $ 1,326,369       $ 1,288,664
Finished goods                           326,536           313,325
                                     -----------       -----------
                                       1,652,905         1,601,989
Valuation allowance                     (102,168)         (102,168)
                                     -----------       -----------
                                     $ 1,550,737       $ 1,499,821
                                     ===========       ===========


5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment assessment to be completed by December 31, 2001. In November 2001, the Company engaged an independent professional appraiser to assist management in evaluating whether the intangible assets were impaired and to review the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. The independent appraisal concluded in December 2001, that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. In light of the independent appraisal, management has determined that the original classification was incorrect, and therefore should be restated to that of the independent appraisal. The result of this correction is solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of these intangible assets has not changed. Therefore, this correction had no affect on reported earnings, net worth or cash flows for any prior fiscal years.

         As noted, the Company engaged an independent professional appraiser to test for impairment goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units. The appraiser concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical / Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical / Trek business unit.

         Goodwill as of December 2001, as allocated by reportable segment is as follows:

                                  Goodwill
                               -----------
           Sonomed             $ 9,525,550

           Vascular                941,218

           Medical / Trek          125,027
                               -----------
                               $10,591,795
                               ===========

         There were no material changes in the carrying value of goodwill during the six months ended December 31, 2001.

         Intangible assets as of December 31, 2001 comprise:

                                         Gross Carrying   Accumulated
                                             Amount       Amortization
                                         --------------   ------------
Amortizable intangible assets             $  721,583      $  282,304
Non-amortizable intangible assets            665,000          63,194
                                         -----------      ----------
Total identifiable intangible assets      $1,386,583      $  345,498
                                         ===========      ==========


         Amortizable intangible assets consist principally of patents and license and distribution rights. Non-amortizable intangible assets consist principally of trademarks and trade names. The amortization of intangible assets for the six months ended December 31, 2001 was $27,607.

         The adjustment of previously reported net income and earnings per share primarily represents previous amortization of goodwill, trademarks and trade names and customer lists. The impact on net income, basic net earnings per share and diluted net earnings per share for the six months ended December 31, 2000 is $432,264, $0.133 per share and $0.132 per share, respectively. Adjusted net income, basic net earnings per share and diluted earnings per share for the six months ended December 31, 2000 is $738,565, $0.228 per share and $0.226 per share, respectively.

         The Company's intangible assets were tested for impairment by an independent appraiser in December 2001 as required by SFAS 142, at which time it was determined that none of the assets were impaired.

6.       PNC BANK, N.A. LINE OF CREDIT AND LONG-TERM DEBT

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit loan and line of credit. At December 31, 2001, Escalon was party to interest rate cap agreements covering the term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from PNC Bank, N.A., the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from PNC Bank, N.A. if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

         On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of December 31, 2001, the amount outstanding against this line of credit is $1,300,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. At December 31, 2001, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of December 31, 2001 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company will pay a 1.0% facility fee payable quarterly calculated based on the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

         The term loan and the line of credit contain various covenants among which is a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of December 31, 2001, and for the period ending January 1, 2003.

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

         On November 8, 2001, Escalon Digital Vision, Inc., a wholly owned subsidiary of the Company, initiated an action against MegaVision, Inc., Ken Boydston, Mark Maio and Ophthalmic Imaging Services, Inc. in the United States District Court for the Eastern District of Pennsylvania seeking damages and equitable relief for disputes arising between the parties and arising from the operations of Escalon Medical Imaging, LLC. Escalon Medical Imaging, LLC is a joint venture between Escalon Digital Vision, Inc. and MegaVision, Inc. The action was docketed as Escalon Medical Imaging, LLC and Escalon Digital Vision, Inc. v. MegaVision, Inc., Ken Boydston, Ophthalmic Imaging Systems and Mark Maio, Civil Action No.: 01-CV-5669 ("Lawsuit"). Without admitting liability, fault or wrongdoing and to provide an amicable resolution to the dispute, Escalon Digital Vision, Inc., Escalon Medical Imaging, LLC, MegaVision, Inc. and Ken Boydston have executed an agreement to settle the Lawsuit. Pursuant to the aforementioned settlement agreement, Escalon Medical Imaging, LLC shall continue operations. When the joint venture terminates, Escalon Digital Vision, Inc. will continue to market, distribute and support the CFA camera system under the name of Escalon Medical Imaging. Without admitting liability, fault, or wrongdoing and in order to avoid the time and expense of the Lawsuit, Escalon Digital Vision, Inc., Escalon Medical Imaging, LLC and Mark Maio anticipate executing a settlement agreement and mutual release to settle the Lawsuit. The Company does not anticipate the settlement having a material financial impact.

8.       REVENUE, NET

         Revenue, net includes quarterly payments earned in connection with the sale of Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. For the three-month and six-month periods ended December 31, 2001, this revenue totaled $418,000 and $863,000, respectively. This revenue totaled $559,000 for the three-month period ended December 31, 2000 and totaled $905,000 for the period beginning on the commencement date of August 11, 2000 through December 31, 2000. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of December 31, 2001 and June 30, 2001 was $418,000 and $726,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to general business strategy, the introduction of new products, the potential market and uses for the Company's products, expansion plans, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes, defending itself in litigation matters, operating performance and liquidity, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the

Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements - include, without limitation, the following: (i) the competitive nature of the industries in which the Company competes and the ability of the Company to (a) successfully maintain existing strategic relationships and (b) negotiate and enter into new strategic relationships and otherwise distinguish its products from those of other companies on the basis of quality, value and reliability; (ii) economic and regulatory conditions which could adversely affect sales of the Company's products, including uncertainty of FDA approval for any new applications; (iii) the ability of the Company to successfully develop and market new products; (iv) future capital needs and the uncertainty of additional funding (whether through the financial markets, collaborative or other arrangements with strategic partners, or from other sources); (v) concentration of revenues from a single customer over which the Company has no control, the absence of which could have a materially adverse impact on the Company's financial position; (vi) the ability of the Company to service its debt; (vii) uncertain protection of important proprietary technology; (viii) the outcome and settlement of litigation matters; (ix) limitation on third-party reimbursement and the possible adverse impact of health care reform on the payment of health care services; (x) dependence on key personnel; and (xi) the ability of the Company to maintain its listing on the Nasdaq SmallCap Market.

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

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Radiance Medical Systems, Inc. This was the first step in a plan of diversification to acquire profitable niche medical products. Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Escalon Digital as a wholly owned subsidiary. This subsidiary formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography.

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

         Effective July 1, 2001, Escalon adopted FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets.

         FASB Statement No. 142 ("SFAS 142") eliminates the amortization of goodwill and certain intangible assets. Rather, goodwill and intangibles not subject to amortization will be tested for impairment at least annually by comparing their fair values with their recorded amounts. The impact of adopting these new requirements is discussed further in Note 5 of the Notes to the Consolidated Financial Statements.

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

         In January 2002, the SEC issued an interpretive release on disclosure related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions and is not aware of factors that are reasonable likely to adversely affect liquidity trends, other than those risk factors presented in other Company filings.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

         Product revenues decreased $106,000, or 3.61%, to $2,832,000 for the three-month period ended December 31, 2001 as compared to $2,937,000 for the same period last fiscal year. Changes in product mix have resulted in revenues in the Sonomed business unit decreasing by $59,000, or 3.81%, to $1,488,000. Sonomed's percentage of sales to distributors during the three-month period ended December 31, 2001 increased when compared to the same period last fiscal year resulting in lower average sales price per unit as distributors are given a discount from list price. Revenues in the Vascular business unit increased by $121,000, or 24.69%, to $611,000. During the second quarter of fiscal 2002, Vascular's unit sales increased 8.80% from the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of all of Vascular's needle products, due to the Company's strategy of eliminating under performing distributors. Revenues in the Medical / Trek business unit decreased $168,000, or 18.67%, to 733,000. The decrease was largely due to a $141,000 decrease in revenue earned from Bausch and Lomb in connection with Silicone Oil. Sales of the Company's ISPAN(TM) gas product and certain OEM products also decreased by $27,000.

         Product revenues decreased $150,000, or 2.54%, to $5,747,000 for the six-month period ended December 31, 2001 as compared to $5,897,000 for the same period last fiscal year. Changes in product mix have resulted in revenues in the Sonomed business unit decreasing by $68,000, or 2.21%, to $3,015,000. Sonomed's percentage of sales to distributors during the six-month period ended December 31, 2001 increased when compared to the same period last fiscal year resulting in lower average sales price per unit as distributors are given a discount from list price. Revenues in the Vascular business unit increased by $283,000, or 28.73%, to $1,269,000. Vascular's unit sales increased 13.40% for the six-month period ended December 31, 2001 as compared to the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of all of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Revenues in the Medical / Trek business unit decreased $365,000, or 19.96%, to $1,464,000. The decrease was largely due to declines in the Company's ISPAN(TM) gas product and certain OEM products. Escalon experienced a temporary increase in the sales of its ISPAN(TM) gas product due to the fulfillment of customers' backorders during the three-month period ended September 30, 2000. Revenue earned from Bausch & Lomb in connection with Silicone Oil decreased $42,000 during the six-month period ended December 31, 2001 as compared to the same period last fiscal year.

         Cost of goods sold totaled $993,000, or 35.06% of net revenue for the three-month period ended December 31, 2001, as compared to $983,000, or 33.47% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business totaled $635,000, or 42.67% of net revenue for the three-month period ended December 31, 2001, as compared to $626,000, or 40.47% of net revenue for the same period last fiscal year. Cost of goods sold in the Vascular business unit totaled $161,000, or 26.35% of net revenue for the period ended December 31, 2001, as compared to $221,000 or 45.10% of net revenue for the same period last fiscal year. Average sales price per unit has increased during the three-month period ended December 31, 2001 as compared to the same period last fiscal year. Also, the Company experienced an atypically high volume of returns during the three-month period ended December 31, 2000 as a result of the termination of certain under performing distributors which temporarily increased cost of goods sold as a percentage of net revenues. These two factors in conjunction largely explain the decrease in cost of goods sold as a percentage of net revenue when comparing the three-month period ended December 31, 2001 to the same period last fiscal year. Cost of goods sold in the Medical / Trek business unit totaled $197,000, or 26.91% of net revenue for the three-month period ended December 31, 2001, as compared to $136,000, or 15.11% of net revenue for the same period last fiscal year. The increase of cost of goods sold as a percentage of net revenue in the Medical / Trek business is primarily due to the $141,000 decrease in revenues received from Bausch & Lomb related to Silicone Oil. The Silicone Oil revenue does not have any costs associated with the revenue. When Silicone Oil revenue is excluded, cost of goods sold, as a percentage of revenue was 62.54% for the three-month period ended December 31, 2001, as compared to 39.77% for the same period last fiscal year. This increase is attributed to product mix and increased material costs.

         Cost of goods sold totaled $2,221,000, or 38.65% of net revenue for the six-month period ended December 31, 2001, as compared to $2,028,000, or 34.39% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business totaled $1,348,000, or 44.71% of net revenue for the six-month period ended December 31, 2001, as compared to $1,121,000, or 36.36% of net revenue for the same period last fiscal year. This increase relates to lower net revenue per unit as well as a shift toward more expensive units being produced. Cost of goods sold in the Vascular business unit totaled $505,000, or 39.80% of net revenue for the six-month period ended December 31, 2001 as compared to $456,000, or 46.29% of net revenue for the same period last fiscal year. This decrease is largely due to increases in average unit sales prices across the needle product line. Cost of good sold in the Medical / Trek business unit totaled $368,000, or 25.14% of net revenue for the six-month period ended December 31, 2001 as compared to $451,000, or 24.66% of net revenue for the same period last fiscal year. When Silicone Oil revenue is excluded, cost of goods sold, as a percentage of revenue was 61.23% for the six-month period ended December 31, 2001 as compared to 48.81% for the same period last fiscal year. The Silicone Oil revenue does not have any costs associated with the revenue. This increase is attributed to product mix and increased material costs.

         Marketing, general and administrative expenses decreased $127,000, or 8.93%, for the three-month period ended December 31, 2001 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $222,000, or 40.14%. Depreciation and amortization expenses decreased $190,000 largely due to the application of SFAS 142; sales commissions decreased $23,000 and advertising decreased $16,000. Salaries increased $33,000 primarily due to the addition of a domestic salesperson and a salesperson for South America. Marketing, general and administrative expenses in the Vascular business unit decreased by $21,000, or 7.75%. Depreciation and amortization expenses decreased $21,000 largely due to the application of SFAS 142. Salaries increased $42,000 and consulting decreased $35,000 primarily due to the addition of a sales and marketing manager. Marketing, general and administrative expenses in the Medical / Trek business unit increased $115,000, or 19.33%. The main factors leading to this increase were a $97,000 increase in legal fees and a $44,000 increase in salaries related to the addition of a corporate attorney and increases in management salaries. These increases are offset by a $23,000 decrease in commissions expense related to the termination of contracts with distributors as well as a $16,000 decrease in advertising expense.

         Marketing, general and administrative expenses decreased $337,000, or 12.13%, for the six-month period ended December 31, 2001 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $348,000 largely due to the application of SFAS 142; sales commissions decreased $17,000 and advertising decreased $20,000. Salaries increased $81,000 primarily due to the addition of a domestic salesperson and a salesperson for South America. In the Vascular business unit, marketing, general and administrative expenses decreased by $74,000, or 13.48%. Depreciation and amortization expenses decreased $42,000 largely due to the application of SFAS 142. Salaries increased $38,000 and consulting decreased $63,000 primarily due to the addition of a sales and marketing manager. Marketing, general and administrative expenses in the Medical / Trek business unit increased $81,000, or 6.56%. The main factors leading to this increase were a $98,000 increase in legal fees and a $91,000 increase in salaries related to the addition of a corporate attorney and increases in management salaries. The increase in legal fees was primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Delaware and the issuance of shares to Radiance Medical Systems, Inc., and the litigation discussed in footnote seven. These increases were offset by a $50,000 decrease in bonuses, a $37,000 decrease in commissions expense related to the termination of contracts with distributors, a $20,000 decrease in investor relations expense and a $16,000 decrease in advertising.

         Research and development expenses increased $44,000, or 50.00%, for the three-month period ended December 31, 2001 as compared to the same period last fiscal year. In the Sonomed business unit, research and development expenses increased $43,000, largely due to a $32,000 increase in salaries due to increased headcount. Research and development expenses in the Vascular and Medical / Trek business segments was relatively unchanged.

         Research and development expenses increased $57,000, or 28.64%, for the six-month period ended December 31, 2001 as compared to the same period last fiscal year. In the Sonomed business unit, research and development expenses increased $50,000. This increase is primarily due to a $39,000 increase in salaries due to increased headcount and a $12,000 increase in CE marking expenses, as the Company gained approval for certain products in the European marketplace. Research and development expenses in the Vascular and Medical / Trek business segments was relatively unchanged.

         On December 18, 2000, the Company announced that it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system is marketed through the Company's joint venture with MegaVision. As a result of the approval, the joint venture began selling the product in December 2000. Escalon recognized net income of $21,000 and $25,000 for the three-month periods ended December 2001 and 2000, respectively. Escalon recognized a $12,000 net income for the six-month period ended December 31, 2001 and a $30,000 net loss for the same period last fiscal year.

         Interest income remained relatively unchanged for the three-month period ended December 31, 2001 as compared to the same period last fiscal year. Interest income decreased $1,500 for the six-month period ended December 31, 2001 as compared to the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment and also due to falling interest rates.

         Interest expense decreased by $93,000 for the three-month period ended December 31, 2001 as compared to the same period last fiscal year and by $175,000 for the six-month period ended December 31, 2001 as compared to the same period last fiscal year. These decreases resulted from lower average balances in Escalon's term loan and line of credit with PNC Bank, N.A, and from decreases in the floating interest rates applicable to the term loan and line of credit.

         There is no provision or credit for federal or state income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, Escalon had cash and cash equivalents of $94,000 as compared to $81,000 at June 30, 2001, an increase of $13,000. This resulted primarily from increases in cash of $876,000 provided by operating activities and $215,000 proceeds from the joint venture, offset by $1,026,000 used to pay down the term loan and line of credit and equipment purchases of $52,000.

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit loan and line of credit. At December 31, 2001, Escalon was party to interest rate cap agreements covering the term loan through January 1, 2003 and $3,000,000 of the reducing line of credit through January 1, 2002. The agreements entitle the Company to receive from PNC Bank, N.A., the counter-party to both agreements, on a monthly basis, the amounts, if any, by which the Company's interest payments on the $3,000,000 protected portion of the line of credit exceeds 9.0%. Payments are also due monthly from PNC Bank, N.A. if the interest rate on the term loan exceeds 9.5% for the period January 1, 2001 through January 1, 2002 and 10.0% for the period January 1, 2002 through January 1, 2003. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

         On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of December 31, 2001, the amount outstanding against this line of credit is $1,300,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. At December 31, 2001, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of December 31, 2001 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company will pay a 1.0% facility fee payable quarterly calculated based on the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

         The term loan and the line of credit contain various covenants among which is a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of December 31, 2001, and for the period ending January 1, 2003.

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

         Escalon anticipates that the cash generated from future product sales and cash received from the Silicone Oil divestment should be adequate to satisfy its capital requirements, based on the current levels of operation. However, the Company relies upon the revenues received from Bausch & Lomb, and any material decrease in these revenues could have a materially adverse impact on the Company's financial position. In the longer term, the Company will seek corporate partnering, licensing and other financing opportunities to satisfy the expenditures needed to fund its growth-through-acquisition strategy and to service its debt.

         The board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases will be made at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

         The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. As of December 31, Escalon has complied with such requirements. If Escalon's securities were delisted, an investor would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL REPORTING

         During the six-month periods ended December 31, 2001 and 2000, Escalon's operations were classified into three principal reportable segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

                                                    (all numbers in the table below are reported in thousands)
                     ---------------------------------------------------------------------------------------------------------------
                               Sonomed              Vascular          Medical / Trek              Other                 Total
                     ---------------------------------------------------------------------------------------------------------------
                           2001       2000      2001        2000      2001        2000       2001         2000    2001        2000
                     ---------------------------------------------------------------------------------------------------------------
 Revenue, net          $  3,015   $  3,083   $  1,269    $    985   $  1,464   $  1,829   $     --   $     --    $  5,748  $  5,897


 Interest income
                             --         --         --          --          1          3         --         --           1         3
 Interest expense
                            356        559         28          --         --         --         --         --         384       559
 Equity in income /
   loss of
   unconsolidated
   joint venture
                             --         --         --          --         --         --         12        (30)         12       (30)
 Net profit (loss)
                             --         --         --         (25)       457        357          3        (26)        460       306
                     --------------------------------------------------------------------------------------------------------------
Depreciation and
   amortization
                              8        377         22          63         62         68          9          8         101       516
  Assets                 12,153     12,123      2,511       2,652      1,876      2,180        588        843      17,128    17,798
 Expenditures for
   long-lived assets
                             26          7         --          21         26         67         --         --          52        95
                     --------------------------------------------------------------------------------------------------------------


         During the six-month periods ended December 31, 2001 and 2000, Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical / Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products and revenues derived from Bausch & Lomb's sales of Silicone Oil.

         During the six-month periods ended December 31, 2001 and 2000, the Company had one customer, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $1,011,000, or 17.59% of consolidated net revenues during the six-month period ended December 31, 2001, and were $1,199,000, or 20.33% of consolidated revenues during the same period last fiscal year. This revenue is recorded in the Medical / Trek business segment. Of the external revenues reported above $1,070,000, $91,000 and $23,000 were derived internationally in Sonomed, Vascular and Medical / Trek, respectively, during the six-month period ended December 31, 2001. $1,048,000, $90,000 and $46,000 were derived internationally in Sonomed, Vascular and Medical / Trek, respectively, during the six-month period ended December 31, 2000.

         Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for analysis between the fiscal 2002 information disclosed here and the comparative results from fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at December 31, 2001 plus 1.75% on the term loan and 1.50% on the line of credit. Interest rate cap agreements are used to reduce the potential impact of increases on the floating-rate term loan and line of credit. The Company is party to interest rate cap agreements covering the term loan through January 1, 2003 and the line of credit through January 1, 2002. As of December 31, 2001, the Company had $1,300,000 of its line of credit protected under these agreements.

                         ------------------------------------------------------------------------
                                 Long-term debt classified as current as of December 31,
                         ------------------------------------------------------------------------
                               2001        2002            2003       2004     Thereafter    Total
                         ------------------------------------------------------------------------
 Term loan - no cap        1,700,000     2,350,000     3,500,000        --        --      7,550,000
 Interest rate - nocap          6.50%         6.50%         6.50%       --        --
 Line of credit - capped   1,300,000            --            --        --        --      1,300,000
  Interest rate - capped        6.25%           --            --        --        --
 Radiance Note (1)            65,000            --            --        --        --         65,000
  Interest rate                 5.75%           --            --        --        --
 Radiance Note (2)           196,000       261,000       261,000        --        --        718,000
  Interest rate                 5.75%         5.75%         5.75%       --        --


EXCHANGE RATE RISK

         During the six-month periods ended December 31, 2001 and 2000, approximately 20.60% and 20.08% of Escalon's consolidated net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently incurs no exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 2, 2001. The following matters were acted upon:

1. The following persons were elected as directors of the Company for the next three years until their successors are elected and qualified.

         Nominees for Director     For               Against          Withheld
         Fred G. Choate            2,845,604         138,060          0
         Jeffrey F. O'Donnell      2,845,604         138,060          0

         There were no broker held non-voted shares represented at the meeting with respect to this matter.

2. The shareholders approved an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares available under the Plan from 435,000 to 635,000 shares of Common Stock.

                                     For               Against          Abstain
                                     619,687           155,377          19,974

         There were 2,188,626 broker held non-voted shares represented at the meeting with respect this matter.

3. The shareholders approved the reincorporation of the Company from Delaware to Pennsylvania.

                                     For               Against          Abstain
                                     679,097           107,709          8,232

         There were 2,983,664 broker held non-voted shares represented at the meeting with respect this matter.

4. The shareholders ratified the appointment of Parente Randolph, LLC as the Company's independent auditors for the fiscal year 2002.

                                     For               Against          Abstain
                                     2,892,093         85,700           5,841

         There were no broker held non-voted shares represented at the meeting with respect to this matter.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K

         99.1 Registrant's restatement of classification of intangible assets related to acquisition of Sonomed, Inc. filed on February 8, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

         Date:    February 14, 2002         By:   /s/  Richard J. DePiano
                                                  --------------------
                                                       Richard J. DePiano
                                                       Chairman and
                                                       Chief Executive Officer

         Date:    February 14, 2002         By:   /s/  Harry M. Rimmer
                                                  --------------------
                                                       Harry M. Rimmer
                                                       Senior Vice-President -
                                                       Finance