Form 10-Q
period 2002-03-31
ESCALON MEDICAL CORP
filed 2002-05-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

         Date:  MAY 14, 2002                Shares of Common Stock, $0.001
                                            par value:  3,292,184

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements                                     3

                  Condensed Consolidated Balance Sheets as of March 31,
                  2002 and June 30, 2001                                                          3
                  Condensed Consolidated Statements of Operations for the Three
                  and Nine Months Ended March 31, 2002 and 2001                                   4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2002 and 2001                                       5

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     18

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                             19

         Item 6.  Exhibits and Reports on Form 8-K                                               19

         Signatures                                                                              19

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,            June 30,
                                                                                       2002                 2001
                                                                                   ------------         ------------
 ASSETS
 Current Assets:
  Cash and cash equivalents                                                        $     59,264         $     80,830
  Accounts receivable, net                                                            2,246,240            2,317,476
  Inventory, net                                                                      1,644,451            1,499,821
  Other current assets                                                                  426,231              287,025
                                                                                   ------------         ------------
    Total current assets                                                              4,376,186            4,185,152
Long-term note receivable                                                               150,000              150,000
Furniture and equipment, net                                                            695,518              631,877
Goodwill, net                                                                        10,591,795           10,591,795
Trademarks and trade names, net                                                         601,806              601,806
License and distribution rights, net                                                    232,144              262,613
Patents, net                                                                            192,368              204,274
Due from joint venture                                                                       --              596,758
Other assets                                                                            342,356              574,147
                                                                                   ------------         ------------
    Total assets                                                                   $ 17,182,172         $ 17,798,422
                                                                                   ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                   $  1,275,000         $  4,626,009
  Current portion of long-term debt                                                   2,085,932            1,530,117
  Accounts payable                                                                      597,515              436,684
  Accrued compensation                                                                  376,867              399,535
  Other current liabilities                                                             190,264              196,503
                                                                                   ------------         ------------
    Total current liabilities                                                         4,525,578            7,188,848
Long-term debt, net of current portion                                                5,781,626            4,502,325
                                                                                   ------------         ------------
    Total liabilities                                                                10,307,204           11,691,173
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued - Common stock, $0.001 par value; 35,000,000 shares authorized;
  3,292,184 shares issued at December 31, 2001 and June 30, 2001                          3,292                3,292
  Additional paid-in capital                                                         46,121,519           46,121,519
  Accumulated deficit                                                               (39,249,843)         (40,017,562)
                                                                                   ------------         ------------
    Total shareholders' equity                                                        6,874,968            6,107,249
                                                                                   ------------         ------------
Total liabilities and shareholders' equity                                         $ 17,182,172         $ 17,798,422
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


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                        Nine Months Ended
                                                                   March 31,                               March 31,
                                                          2002                 2001               2002                 2001
                                                       -----------         -----------         -----------         -----------
Revenues, net                                          $ 3,266,088         $ 2,824,555         $ 9,013,524         $ 8,721,915
                                                       -----------         -----------         -----------         -----------

Costs and expenses:
  Cost of goods sold                                     1,298,521             979,007           3,519,450           3,007,098
  Research and development                                 144,474             160,586             399,743             361,190
  Marketing, general and administrative                  1,310,156           1,318,920           3,750,997           4,095,225
                                                       -----------         -----------         -----------         -----------
    Total costs and expenses                             2,753,151           2,458,513           7,670,190           7,463,513
                                                       -----------         -----------         -----------         -----------

Income from operations                                     512,937             366,042           1,343,334           1,258,402
                                                       -----------         -----------         -----------         -----------

Other income and expenses:
  Equity in net income (loss) of unconsolidated
      joint venture                                         (3,518)             14,565               8,848             (15,404)
  Interest income                                              450                  --               1,805               2,929
  Interest expense                                        (201,898)           (264,990)           (586,270)           (824,008)
                                                       -----------         -----------         -----------         -----------
    Total other income and expenses                       (204,966)           (250,425)           (575,617)           (836,483)
                                                       -----------         -----------         -----------         -----------

Net income                                             $   307,971         $   115,617         $   767,717         $   421,919
                                                       ===========         ===========         ===========         ===========

Basic net income per share                             $     0.094         $     0.035         $     0.233         $     0.128
                                                       ===========         ===========         ===========         ===========

Diluted net income per share                           $     0.091         $     0.035         $     0.230         $     0.126
                                                       ===========         ===========         ===========         ===========

  Weighted average shares - basic                        3,292,184           3,292,184           3,292,184           3,292,184
                                                       ===========         ===========         ===========         ===========

  Weighted average shares - diluted                      3,385,263           3,334,727           3,339,627           3,340,713
                                                       ===========         ===========         ===========         ===========


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended March 31,
                                                                              2002                 2001
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   767,717         $   421,919
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization                                              152,479             849,191
    Equity in net (income) loss of unconsolidated joint venture                 (8,848)             15,404
    Change in operating assets and liabilities:
      Accounts receivable, net                                                 238,173            (719,973)
      Inventory, net                                                            (4,824)           (165,759)
      Other current and long-term assets                                       178,869             247,828
      Accounts payable, accrued and other liabilities                          131,926              85,144
                                                                           -----------         -----------
        Net cash provided from operating activities                          1,455,492             733,754
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (advances to) unconsolidated joint venture, net                  206,828            (565,533)
License and distribution rights and goodwill                                        --             (79,528)
Purchase of fixed assets                                                       (94,487)           (126,187)
                                                                           -----------         -----------
        Net cash provided from (used in) investing activities                  112,341            (771,248)
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) / borrowings from line of credit                                (351,009)            768,904
Principal payments on term loan                                             (1,164,884)           (703,150)
Payment of finance fees                                                        (73,506)                 --
                                                                           -----------         -----------
        Net cash provided from financing activities                         (1,589,399)             65,754
                                                                           -----------         -----------
        Net (decrease) increase in cash and cash equivalents                   (21,566)             28,260
Cash and cash equivalents, beginning of period                                  80,830             177,106
                                                                           -----------         -----------
Cash and cash equivalents, end of period                                   $    59,264         $   205,366
                                                                           ===========         ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid during the nine-month period                                 $   575,930         $   734,015
                                                                           ===========         ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
Accrued royalties converted to short-term debt                             $         -         $    64,884
                                                                           ===========         ===========
Long-term debt obligation incurred as a result of a royalty
  agreement                                                                $         -         $   717,558
                                                                           ===========         ===========
Accrued royalties converted to common stock                                $         -         $   100,000
                                                                           ===========         ===========
Deposit on furniture and equipment reclassed from other assets             $         -         $   105,044
                                                                           ===========         ===========
Transfer of title to assets in settlement of due from joint venture
  Accounts receivable                                                      $   166,937         $         -
                                                                           ===========         ===========
  Inventory                                                                $   139,806         $         -
                                                                           ===========         ===========
  Fixed assets                                                             $    79,258         $         -
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

2.       NEW PRONOUNCEMENTS

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

         In January 2002, the SEC issued an interpretive release on disclosure related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions and is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those risk factors presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in other Company filings.

3.       PER SHARE INFORMATION

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                           March 31,
                                               2002              2001              2002              2001
                                            ----------        ----------        ----------        ----------
 Numerator:
   Numerator for basic and diluted
     earnings per share:
    Net income                              $  307,971        $  115,617        $  767,717        $  421,919
                                            ----------        ----------        ----------        ----------


Denominator:
  Denominator for basic earnings per
    share - weighted average shares          3,292,184         3,292,184         3,292,184         3,292,184
  Effect of dilutive securities:
    Employee stock options                      93,079            42,543            47,443            48,529
                                            ----------        ----------        ----------        ----------

  Denominator for diluted earnings
    per share - weighted average and
    assumed conversion                       3,385,263         3,334,727         3,339,627         3,340,713
                                            ==========        ==========        ==========        ==========

Basic earnings per share                    $    0.094        $    0.035        $    0.233        $    0.128
                                            ==========        ==========        ==========        ==========

Diluted earnings per share                  $    0.091        $    0.035        $    0.230        $    0.126
                                            ==========        ==========        ==========        ==========

4.       INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                        March 31,            June 30,
                                          2002                 2001
                                       -----------         -----------
Raw materials / work in process        $ 1,329,221         $ 1,288,664
Finished goods                             413,916             313,325
                                       -----------         -----------
                                         1,743,137           1,601,989
Valuation allowance                        (98,686)           (102,168)
                                       -----------         -----------

                                       $ 1,644,451         $ 1,499,821
                                       ===========         ===========

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment assessment to be completed by December 31, 2001. In November 2001, the Company engaged an independent professional appraiser to assist management in evaluating whether the intangible assets were impaired and to review the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. The independent appraisal concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. In light of the independent appraisal, management has determined that the original classification was incorrect, and therefore should be restated to that of the independent appraisal. The result of this correction is solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets has not changed. Therefore, this correction had no affect on reported earnings, net worth or cash flows for any prior fiscal years.

         The independent professional appraiser engaged by the Company in November 2001 evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. The appraiser concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical / Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical / Trek business unit. In accordance with SFAS 142, the Company's intangible assets will be assessed on an annual basis.

         Goodwill as of March 2002, as allocated by reportable segment is as follows:

                                         Goodwill
                                       ------------
             Sonomed                   $  9,525,550
             Vascular                       941,218
             Medical / Trek                 125,027
                                       ------------
                                       $ 10,591,795
                                       ============

         There were no material changes in the carrying value of goodwill during the nine months ended March 31, 2002.

         Intangible assets as of March 31, 2002 comprise:

                                                    Gross Carrying  Accumulated
                                                        Amount      Amortization
                                                     -----------     ---------
        Amortizable intangible assets                $   721,583     $ 297,071
        Non-amortizable intangible assets                665,000        63,194
                                                     -----------     ---------
        Total identifiable intangible assets         $ 1,386,583     $ 360,265
                                                     ===========     =========

         Amortizable intangible assets consist principally of patents and license and distribution rights. Non-amortizable intangible assets consist principally of trademarks and trade names. The amortization of intangible assets for the nine months ended March 31, 2002 was $48,323.

         The adjustment of previously reported net income and earnings per share primarily represents previous amortization of goodwill, trademarks and trade names and customer lists. The impact on net income, basic net earnings per share and diluted net earnings per share for the nine months ended March 31, 2001 is $651,493, $0.198 per share and $0.195 per share, respectively. Adjusted net income, basic net earnings per share and diluted earnings per share for the nine months ended March 31, 2001 is $1,073,412, $0.326 per share and $0.321 per share, respectively.

6.       PNC BANK, N.A. LINE OF CREDIT AND LONG-TERM DEBT

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit loan and line of credit. At March 31, 2002, Escalon was party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from PNC Bank, N.A., the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period January 1, 2002 through January 1, 2003. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

         On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of March 31, 2002, the amount outstanding against this line of credit is $1,275,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. At March 31, 2002, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of March 31, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company will pay a 1.0% facility fee payable quarterly calculated based on the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

         The term loan and the line of credit contain various covenants among which is a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of March 31, 2002, and for the period ending April 1, 2003.

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

         In an effort to curtail its legal expenses related with this litigation, while continuing to deny any wrongdoing, the Company has reached an agreement, subject to final court approval, to settle this action on its behalf and on behalf of its former and present officers and directors for $500,000. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier deposited such funds in an escrow account in 1996.

         On November 8, 2001, Escalon Digital Vision, Inc., a wholly owned subsidiary of the Company, initiated an action against MegaVision, Inc., Ken Boydston, Mark Maio and Ophthalmic Imaging Services, Inc. in the United States District Court for the Eastern District of Pennsylvania seeking damages and equitable relief for disputes arising between the parties and arising from the operations of Escalon Medical Imaging, LLC. Escalon Medical Imaging, LLC is a joint venture between Escalon Digital Vision, Inc. and MegaVision, Inc. The action was docketed as Escalon Medical Imaging, LLC and Escalon Digital Vision, Inc. v. MegaVision, Inc., Ken Boydston, Ophthalmic Imaging Systems and Mark Maio, Civil Action No.: 01-CV-5669 ("Lawsuit"). Without admitting liability, fault or wrongdoing and to provide an amicable resolution to the dispute, Escalon Digital Vision, Inc., Escalon Medical Imaging, LLC, MegaVision, Inc., Ken Boydston and Mark Maio have executed agreements to settle the Lawsuit. As part of the settlement Digital is conducting all operations concerning manufacture, marketing, distribution and support of the CFA camera system. Without admitting liability, fault, or wrongdoing and in order to avoid the time and expense of the Lawsuit, Digital, Escalon Medical Imaging, LLC and Mark Maio executed settlement agreement and mutual release to settle the Lawsuit. The settlements did not have a material financial impact on the Company. The Company received $386,970 net assets, largely in the form of accounts receivable, inventory and fixed assets, in lieu of cash, to reduce its balance due from Escalon Medical Imaging, LLC as a condition of the settlement.

8.       REVENUE, NET

         Revenue, net includes quarterly payments earned in connection with the sale of Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. For the three-month and nine-month periods ended March 31, 2002, this revenue totaled $430,000 and $1,293,000, respectively. This revenue totaled $623,000 for the three-month period ended March 31, 2001 and totaled $1,528,000 for the period beginning on the commencement date of August 11, 2000 through March 31, 2001. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of March 31, 2002 and June 30, 2001 was $421,000 and $726,000, respectively.

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

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a newly formed company, IntraLase Corporation ("IntraLase"), in return for an equity interest and future royalties on product sales. IntraLase has responsibility for funding and developing the laser technology through to commercialization.

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Radiance Medical Systems, Inc. This was the first step in a plan of diversification to acquire profitable niche medical products. Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line concentrates on the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, the Company established Digital as a wholly owned subsidiary. This subsidiary formed a joint venture, Escalon Medical

Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. Digital is conducting all operations concerning manufacture, marketing, distribution and support of the CFA camera system (see Note 7 of The Notes to Consolidated Financial Statements).

         The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; (iii) general competitive and economic conditions of the healthcare market; and (iv) availability from suppliers of component parts and supplies.

RESULTS OF OPERATIONS

         The Company operates in four reportable business segments: Sonomed, Vascular, Medical / Trek and Digital. Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical / Trek develops, manufactures and distributes ophthalmic surgical products. Digital manufactures and markets a digital camera back for ophthalmic photography

ACCOUNTING CHANGES

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

THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

         Product revenues increased $441,000, or 15.61%, to $3,266,000 for the three-month period ended March 31, 2002 as compared to $2,825,000 for the same period last fiscal year. Revenues in the Sonomed business unit increased by $255,000, or 18.24%, to $1,653,000. This increase is largely attributed to a one-time wholesale transaction between Sonomed and one of its vendors. Revenues in the Vascular business unit increased by $122,000, or 23.28%, to $646,000. The unit sales increase was complemented by increases in the average unit sales prices of all of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Revenues in the Medical / Trek business unit decreased $72,000, or 7.98%, to $830,000. The decrease was largely due to a $193,000 decrease in revenue earned from Bausch & Lomb in connection with Silicone Oil. Sales of the Company's ISPAN(TM) gas products and certain OEM products increased by $121,000. Revenues in the Digital business unit were $137,000 for the three-month period ended March 31, 2002. Prior to January 1, 2002, these revenues were recognized by the joint venture between the Company and MegaVision, Inc.

         Product revenues increased $293,000, or 3.35%, to $9,014,000 for the nine-month period ended March 31, 2002 as compared to $8,722,000 for the same period last fiscal year. Revenues in the Sonomed business unit increased by $187,000, or 4.17%, to $4,668,000. This increase is largely attributed to a short-term wholesale arrangement between Sonomed and one of their vendors. Revenues in the Vascular business unit increased by $406,000, or 26.91%, to $1,915,000. Vascular's unit sales increased 17.76% for the nine-month period ended March 31, 2002 as compared to the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of the majority of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Revenues in the Medical / Trek business unit decreased $437,000, or 16.00%, to $2,294,000. The decrease was largely due to a $235,000 decrease in revenue earned from Bausch & Lomb in connection with Silicone Oil. Sales of the Company's ISPAN(TM) gas products and certain OEM products decreased by $202,000. Escalon experienced a temporary increase in the sales of its ISPAN(TM) gas product due to the fulfillment of customers' backorders during the nine-month period ended March 31, 2001.

         Cost of goods sold totaled $1,299,000, or 39.77% of net revenue for the three-month period ended March 31, 2002, as compared to $979,000, or 34.65% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business totaled $725,000, or 43.86% of net revenue for the three-month period ended March 31, 2002, as compared to $526,000, or 37.63% of net revenue for the same period last fiscal year. This increase relates to lower net revenue per unit as well as a shift toward more expensive units being produced. Cost of goods sold in the Vascular business unit totaled $247,000, or 38.24% of net revenue for the period ended March 31, 2002, as compared to $266,000 or 50.76% of net revenue for the same period last fiscal year. Average sales price per unit has increased during the three-month period ended March 31, 2002 as compared to the same period last fiscal year. Cost of goods sold in the Medical / Trek business unit totaled $264,000, or 31.81% of net revenue for the three-month period ended March 31, 2002, as compared to $187,000, or 20.73% of net revenue for the same period last fiscal year. The increase of cost of goods sold as a percentage of net revenue in the Medical / Trek business is primarily due to the $193,000 decrease in revenues received from Bausch & Lomb related to Silicone Oil. The Silicone Oil revenue does not have any costs associated with the revenue. When Silicone Oil revenue is excluded, cost of goods sold, as a percentage of revenue, was 66.00% for the three-month period ended March 31, 2002, as compared to 67.03% for the same period last fiscal year. Cost of goods sold in the Digital business unit was $63,000 for the three-month period ended March 31, 2002. Prior to January 1, 2002, these expenses were recognized only by the joint venture between the Company and MegaVision, Inc.

         Cost of goods sold totaled $3,519,000, or 39.04% of net revenue for the nine-month period ended March 31, 2002, as compared to $3,007,000, or 34.48% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business totaled $2,072,000, or 44.39% of net revenue for the nine-month period ended March 31, 2002, as compared to $1,647,000, or 36.76% of net revenue for the same period last fiscal year. This increase relates to lower net revenue per unit as well as a shift toward more expensive units being produced. Cost of goods sold in the Vascular business unit totaled $752,000, or 39.27% of net revenue for the nine-month period ended March 31, 2002 as compared to $722,000, or 47.85% of net revenue for the same period last fiscal year. This decrease is a result of increases in average unit sales prices across the needle product line as well as reduced costs due to improved efficiencies. Also, the Company experienced an atypically high volume of returns during the three-month period ended December 31, 2000 as a result of the termination of certain underperforming distributors, which temporarily increased cost of goods sold as a percentage of net revenues. Cost of good sold in the Medical / Trek business unit totaled $632,000, or 27.55% of net revenue for the nine-month period ended March 31, 2002 as compared to $638,000, or 23.36% of net revenue for the same period last fiscal year. When Silicone Oil revenue is excluded, cost of goods sold, as a percentage of revenue was 63.14% for the nine-month period ended March 31, 2002 as compared to 53.03% for the same period last fiscal year. No costs are associated with the Silicone Oil revenue. This increase is attributed to product mix and increased material costs.

         Marketing, general and administrative expenses decreased $8,000, or 0.61%, for the three-month period ended March 31, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses increased $6,000, or 1.39%. Depreciation and amortization expenses decreased $191,000 largely due to the application of SFAS
142. Salaries and other personnel-related costs increased $85,000 primarily due to the addition of a domestic salesperson and a salesperson for South America. Bad debts increased by $69,000 as the Company reserved for specific international accounts receivable. Marketing, general and administrative expenses in the Vascular business unit decreased by $40,000, or 13.94%. Depreciation and amortization expenses decreased $21,000 largely due to the application of SFAS 142. Salaries, commissions and other personnel-related costs increased $42,000 and consulting decreased $62,000, primarily due to the addition of a sales and marketing manager. Marketing, general and administrative expenses in the Medical / Trek business unit decreased $38,000, or 16.25%. The main factors leading to this decrease were a $77,000 decrease in Delaware corporate franchise taxes, a $24,000 decrease in legal and accounting fees and a $23,000 decrease in investor relations expense. These decreases were offset by an increase in administrative compensation and the addition of a corporate attorney that totaled $92,000. Marketing, general and administrative expenses in the Digital business unit were $63,000 for the three-month period ended March 31, 2002. Prior to January 1, 2002, these expenses were recognized only by the joint venture between the Company and MegaVision, Inc.

         Marketing, general and administrative expenses decreased $344,000, or 8.40%, for the nine-month period ended March 31, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $365,000, or 25.72%. Depreciation and amortization expenses decreased $565,000 largely due to the application of SFAS
142. Salaries and other personnel related costs increased $177,000, primarily due to the addition of a domestic salesperson and a salesperson for South America. Bad debts increased by $22,000 as the Company reserved for specific international accounts receivable. In the Vascular business unit, marketing, general and administrative expenses decreased by $115,000, or 13.74%. Depreciation and amortization expenses decreased $63,000 largely due to the application of SFAS 142. Salaries, commissions and other personnel related costs increased $74,000 and consulting decreased $125,000 primarily due to the addition of a sales and marketing manager. Marketing, general and administrative expenses in the Medical / Trek business unit increased $43,000, or 2.35%. The main factors leading to this increase were a $108,000 increase in legal and accounting fees and an increase in administrative compensation and the addition of a corporate attorney that totaled $94,000. The increase in legal and accounting fees was primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Delaware and the issuance of shares to Radiance Medical Systems, Inc., and the litigation discussed in Note 7 of The Notes to Consolidated Financial Statements. These increases were offset by a $77,000 decrease in Delaware corporate franchise taxes, a $47,000 decrease in commissions expense related to the termination of contracts with distributors and a $43,000 decrease in investor relations expense.

         Research and development expenses decreased $17,000, or 10.56%, for the three-month period ended March 31, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, research and development expenses increased $2,000. This increase was primarily due to a $27,000 increase in salaries and personnel-related costs due to increased headcount offset by a $22,000 decrease in consulting expenses. Research and development expenses in the Vascular business unit increased $16,000 primarily due to an $11,000 increase in prototype expenses and a $9,000 increase in consulting expense. Research and development expenses in the Medical / Trek business segment decreased $40,000. The decrease is primarily due to a $20,000 reduction in salaries and other personnel related costs due to reduced headcount, a $10,000 decrease in ISO/CE marking expense and a $5,000 decrease in prototype expenses.

         Research and development expenses increased $39,000, or 10.80%, for the nine-month period ended March 2002 as compared to the same period last fiscal year. In the Sonomed business unit, research and development expenses increased $37,000. This increase is primarily due to a $75,000 increase in salaries and personnel related costs due to increased headcount offset by a $29,000 decrease in consulting expenses. Research and development expenses in the Vascular business unit increased $36,000 primarily due to a $25,000 increase in prototype and patent expenses and a $5,000 increase in consulting expenses. Research and development expenses in the Medical / Trek business segment decreased $62,000, primarily due to a $31,000 reduction in salaries and other personnel related costs due to reduced headcount, an $8,000 reduction in ISO/CE marking expense and a $7,000 decrease in prototype expenses.

         On December 18, 2000, the Company announced that it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. As a result of the approval, the Company began marketing the system through its joint venture with MegaVision through December 31, 2001. Beginning January 1, 2002, Digital is conducting all operations concerning manufacture, marketing, distribution and support of the CFA camera system. Escalon recognized net income of $9,000 for the nine-month period ended March 31, 2002 and a $15,000 net loss for the same period last fiscal year.

         Interest income remained virtually unchanged for the three-month period ended March 31, 2002 as compared to the same period last fiscal year. Interest income decreased $1,000 for the nine-month period ended March 31, 2002 as compared to the same period last fiscal year. This decrease resulted from the decrease in cash and cash equivalents available for investment and also due to falling interest rates.

         Interest expense decreased by $63,000 for the three-month period ended March 31, 2002 as compared to the same period last fiscal year and by $238,000 for the nine-month period ended March 31, 2002 as compared to the same period last fiscal year. These decreases resulted from lower average balances in Escalon's term loan and line of credit with PNC Bank, N.A, and from decreases in the floating interest rates applicable to the term loan and line of credit.

         There is no provision or credit for federal or state income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, Escalon had cash and cash equivalents of $59,000 as compared to $81,000 at June 30, 2001, a decrease of $22,000. This resulted primarily from increases in cash of $1,455,000 provided by operating activities and $207,000 proceeds from the joint venture, offset by $1,515,000 used to pay down the term loan and line of credit, $74,000 in loan finance fees and equipment purchases of $94,000.

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit loan and line of credit. At March 31, 2002, Escalon was party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from PNC Bank, N.A., the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period January 1, 2002 through January 1, 2003. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

         On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of March 31, 2002, the amount outstanding against this line of credit is $1,275,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit have been increased to prime plus 1.75% and prime plus 1.50%, respectively. At March 31, 2002, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of March 31, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company began paying a 1.0% facility fee payable quarterly calculated based on the aggregate principal amount outstanding under the line of credit and the term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

         The term loan and the line of credit contain various covenants, including a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio, resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of March 31, 2002, and for the period ending April 1, 2003.

         On January 21, 1999, the Company's Vascular subsidiary and Radiance Medical Systems, Inc. ("Radiance") entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 28, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments Escalon paid $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments commencing April 15, 2002, and has issued 50,000 shares of Escalon Common Stock to Radiance.

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

         The board of directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock. The price, timing and manner of these purchases can be made at the discretion of management. No purchases have been made, nor are any currently expected to be made under this authority.

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

SEGMENTAL REPORTING

         During the nine-month periods ended March 31, 2002 and 2001, Escalon's operations were classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

                       For the nine months ended March 31,
           (all numbers in the table below are reported in thousands)

                             Sonomed                 Vascular               Medical/Trek
                         2002        2001       2002         2001         2002        2001
                       -------     -------     -------     -------      -------     -------
Revenue, net           $ 4,668     $ 4,481     $ 1,915     $ 1,509      $ 2,294     $ 2,731
Interest income             --          --          --          --            2           3
Interest expense           548         824          38          --           --          --
Equity in income/
  loss of
  unconsolidated
  joint venture             --          --          --          --           --          --
Net profit (loss)           --          --          --         (68)         787         505
                       -------     -------     -------     -------      -------     -------
Depreciation and
  amortization              12         576          33         155           95         107
Assets                  12,176      12,096       2,504       2,869        2,012       2,469
Expenditures for
 long-lived assets          26          14          --          21           68          91
                       -------     -------     -------     -------      -------     -------

                                   Digital                  Other                    Total
                            2002           2001         2002       2001        2002        2001
                           -------         ---          ---       ------      -------     -------
Revenue, net               $   137         $--          $--       $   --      $ 9,014     $ 8,721
Interest income                 --          --           --           --            2           3
Interest expense                --          --           --           --          586         824
Equity in income/
  loss of
  unconsolidated
  joint venture                  9         (15)          --           --            9         (15)
Net profit (loss)               --         (15)         (19)         (15)         768         422
                           -------         ---          ---       ------      -------     -------
Depreciation and
  amortization                  --          --           14           11          154         849
Assets                         314                      185          778       17,191      18,212
Expenditures for
 long-lived assets              --          --           --           --           94         126
                           -------         ---          ---       ------      -------     -------

         The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purpose of this illustration corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based on each segment's contribution to consolidated net earnings. These expenses are otherwise included in the Medical/Trek business unit.

         During the nine-month periods ended March 31, 2002 and 2001, Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical / Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products and revenues derived from

Bausch & Lomb's sales of Silicone Oil. Commencing January 1, 2002, Digital derived its revenues from sales of the CFA digital imaging system and related products.

         During the nine-month periods ended March 31, 2002 and 2001, the Company had one customer, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues from Bausch & Lomb were $1,630,000, or 18.36% of consolidated net revenues during the nine-month period ended March 31, 2002, and were $1,897,000, or 21.75% of consolidated revenues during the same period last fiscal year. This revenue is recorded in the Medical / Trek business segment. Of the external revenues reported above, $1,702,000, $133,000, $32,000 and $-0- were derived internationally in Sonomed, Vascular, Medical / Trek, and Digital, respectively, during the nine-month period ended March 31, 2002; and $1,657,000, $132,000, $62,000 and $-0- were derived internationally in Sonomed, Vascular, Medical / Trek, and Digital, respectively, during the nine-month period ended March 31, 2001.

         Refer to the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for analysis between the fiscal 2002 information disclosed here and the comparative results from fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at March 31, 2002 plus 1.75% on the term loan and 1.50% on the line of credit. An interest rate cap agreement is used to reduce the potential impact of increases on the floating-rate term loan. The Company is party to an interest rate cap agreement covering the term loan through January 1, 2003.

                                                Long-term debt classified as current as of March 31,
                                  2002             2003           2004              2005    Thereafter       Total
                                ---------       ---------       ---------          ------   ----------     ---------
Term loan - capped              1,300,000              --              --            --         --         1,300,000
  Interest rate - capped             6.50%             --              --            --         --
                                ---------       ---------       ---------          ------   ----------     ---------

Term loan - no cap                525,000       2,575,000       2,750,000            --         --         5,850,000
  Interest rate - no cap             6.50%           6.50%           6.50%           --         --
                                ---------       ---------       ---------          ------   ----------     ---------

Line of credit - no cap         1,275,000              --              --            --         --         1,300,000
  Interest rate - no cap             6.25%             --              --            --         --
                                ---------       ---------       ---------          ------   ----------     ---------

Radiance Note 2                   261,000         261,000         196,000            --         --           718,000
  Interest rate                      5.75%           5.75%           5.75%           --         --
                                ---------       ---------       ---------          ------   ----------     ---------

EXCHANGE RATE RISK

         During the nine-month periods ended March 31, 2002 and 2001, approximately 21.03% and 21.22% of Escalon's consolidated net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently the Company incurs no exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K

         99.1 Report pursuant to Item 5 Other Events, Registrant's restatement of classification of intangible assets related to acquisition of Sonomed, Inc. filed on February 8, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

         Date:    May 14, 2002               By:      /s/  Richard J. DePiano
                  ------------                        --------------------------
                                                      Richard J. DePiano
                                                      Chairman and
                                                      Chief Executive Officer

         Date:    May 14, 2002               By:      /s/  Harry M. Rimmer
                  ------------                        --------------------------
                                                      Harry M. Rimmer
                                                      Senior Vice-President--
                                                      Finance