Form 10-K
period 2002-06-30
ESCALON MEDICAL CORP
filed 2002-09-26
CIK 862668

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2002.



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NUMBER 0-20127

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the last 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At August 22, 2002, 3,345,851 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the Registrant's nonaffiliates was approximately $6,122,908 (based upon the closing price of the Common Stock on the Nasdaq SmallCap Market on such date).

     A list of Exhibits to this Annual Report on Form 10-K begins on page 21.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ESCALON MEDICAL CORP.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   19
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   19
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   19
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   20
Item 13.  Certain Relationships and Related Transactions..............   20
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   20
SIGNATURES............................................................   22
CERTIFICATIONS........................................................   23

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

     In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

     To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Radiance Medical Systems, Inc. ("Radiance"). Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology during fiscal 2002. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment, accounted for as an asset purchase. In April 2000, Digital formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

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

  B-Scans

     The B-Scan is primarily a diagnostic tool, which supplies information to physicians where the media within the eye are cloudy or opaque. Whereas physicians normally use light, which cannot pass through such media, the ultrasound beam is capable of passing through the opacity and displaying an image of the internal structures of the eye. Unlike the A-scan, the B-scan transducer is not in a fixed position; it swings through a 60 degree sector to provide a two dimensional image of the eye.

  Pachymeters

     The pachymeter uses the same principles as the A-scan, but the system is tailored to measure the thickness of the cornea. With the advent of refractive surgery (where the cornea is actually cut and reshaped) this measurement has become critical. Surgeons must know the precise thickness of the cornea so as to set the blade to make a cut of approximately 20 percent of the thickness of the cornea.

  VASCULAR BUSINESS

     Vascular develops, manufactures and markets vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups which use the device are cardiac catheter labs, interventional radiology, vascular labs, critical care units, anesthesia and cancer centers. The Company's vascular products include the PD Access(TM) and Smartneedle(TM) lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.

 PD Access(TM) and Smartneedle(TM) Monitors, needles and catheter Products

     These patented devices detect blood flow using Doppler ultrasound technology and differentiate between a venous and arterial vessel. The devices utilize a miniature Doppler ultrasound probe that is positioned within the lumen of a vascular access needle. When the Doppler-guided needle pierces the skin of a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful access.

  MEDICAL/TREK BUSINESS

     Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. The products are primarily utilized by vitreoretinal ophthalmic surgeons. The following is a summary of the business's key product lines:

  Adatosil(R) 5000 Silicone Oil ("Silicone Oil")

     Silicone Oil is a specialty product used in worst-case detached retina surgery as a mechanical aid in the reattachment procedure. The Company distributed Silicone Oil until August 13, 1999, at which time the license and distribution rights for this product were sold to Bausch & Lomb Surgical, Inc. The license and distribution rights were sold for $2.1 million and additional cash consideration based on future sales to be received through August 2005 (See
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details).

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

  Viscous Fluid Transfer Systems

     Escalon markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of Silicone Oil during surgery.

  Fiber Optic Light Sources

     Light source and fiber optic products are widely used by vitreoretinal surgeons during surgery. The Company offers surgeons a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

  DIGITAL BUSINESS

     Digital formed the joint venture with MegaVision to develop a digital camera system for ophthalmic fundus photography. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

  CFA Camera Back

     The images furnished by the CFA camera system furnish a very high level of detail. The camera back is being marketed to medical institutions, educational institutions and ophthalmologists for the purpose of photographic diagnosis of retinal disorders.

  PHARMACEUTICAL BUSINESS

     The Company retains the license and distribution rights for Povidone-Iodine 2.5% Solution. The product will require further development before achieving FDA approval. The Company has suspended further development pending the establishment of strategic partnership arrangements. Povidone-Iodine 2.5% Solution is a broad-spectrum anti-microbial intended to prevent opthalmia neonatorum in newborns.

  RESEARCH AND DEVELOPMENT

     Escalon conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility located on Long Island.

  MANUFACTURING AND DISTRIBUTION

     Escalon leases 13,500 square feet of space in New Berlin, Wisconsin for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used to subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. All of the Company's ophthalmic surgical products and vascular access products are distributed from its Wisconsin facility. The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. This facility contains 7,100 square feet. The Company has aggressively pursued and achieved ISO9001 certification at both of its manufacturing facilities for all medical and ultrasound devices produced. CE certification has been obtained for disposable delivery systems, fiber optic light probes, vascular access products and certain ultrasound models. The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

  MARKETING AND SALES

     The Medical/Trek business unit sells its ophthalmic device and instrument products directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Vascular access products are marketed domestically through internal sales and marketing employees located in Pennsylvania, Illinois and at its Wisconsin facility, as well as through five independent distributors and sales representatives located in Florida, Missouri, Ohio and Washington managed by the Company's sales team. The Sonomed product line is sold through internal sales employees located at the Company's New York facility to a large network of distributors and directly to medical institutions both domestically and abroad.

  SERVICE AND SUPPORT

     Escalon maintains a full-service program for all products sold. Limited warranties are given on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and vascular access products. Sonomed's products are serviced at the New York facility.

  THIRD PARTY REIMBURSEMENT

     It is expected that physicians and hospitals will purchase the Company's ophthalmic products and that they in turn will bill various third-party payers for health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third-party payers may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

  PATENTS AND ROYALTIES

     The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. Twenty-one United States issued patents, and nineteen patents issued abroad cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser systems (licensed to a privately held company), sixteen patents have been issued in the United States and eleven overseas. Vascular access products are covered by eighteen patents, which provide protection in the United States, Europe, Japan and other countries overseas. The Company intends to vigorously defend its patents if the need arises.

  COMPETITION

     There are numerous direct and indirect competitors of the Company in the United States and abroad. These companies include: ophthalmic-oriented companies that market a broad portfolio of products, including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products, and possibly drug delivery systems.

     Several large companies dominate the ophthalmic market, with the balance of the industry being highly fragmented. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is composed of smaller companies ranging from start-up entities to established market players. The ophthalmic market in general is intensely competitive, with each company eager to expand its market share. As a result of this competition, the Company believes that many of the industry's smaller companies will either consolidate or fail. The Company's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. The Company believes, therefore, that its success will depend in large part upon protecting its intellectual property through patents and other governmental regulations. At the same time, the Company recognizes that there are other young and innovative companies that may develop competitive technologies.

     The vascular access product line is comprised of low-price, disposable devices, and currently it has no direct competition. However, a significantly higher priced non-disposable device that also facilitates vascular access is currently marketed. There are a variety of other devices that directly compete with Sonomed's ultrasound products and the camera back marketed by Digital.

  HUMAN RESOURCES

     As of June 30, 2002, the Company employed 57 full-time employees and 3 part-time employees. Thirty-one of the Company's full-time employees are employed in manufacturing, 15 are employed in general and administrative positions, 6 are employed in sales and marketing and 5 are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's plans to file applications with the Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed; and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

 FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to global markets and economies. The Company's current term loan with PNC Bank, N.A. provides for quarterly principal payments, which increase every six months, including a $2,000,000 final balloon payment, which is due on June 30, 2004. We believe that cash on hand plus cash available from our line of credit will be sufficient to satisfy our working capital, capital expenditures and research and development until the balloon payment is due. We may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and we cannot assure you that such financing will be available when required on acceptable terms.

  CONCENTRATION OF REVENUES

     The Company realized 14.53% and 18.97% of its net revenue during the fiscal years ended June 30, 2002 and 2001, respectively, from Bausch & Lomb's sale of Silicone Oil. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005.

 ECONOMIC AND REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

     It is difficult to ascertain if the current economic downturn has affected the Company's results. Management believes any effect has been limited to our Sonomed business unit. Any further decline in our customers' markets or further decline in general economic conditions would likely result in reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price. Should it become necessary due to economic climate, we cannot assure you that the Company will be able to reduce expenditures quickly enough to maintain profitability and service our current debt. In addition, there is a risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. These measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

     The Company could be affected by trends toward managed care, health-care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the Company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies. Changes in governmental laws, regulations, and accounting standards and the enforcement thereof and agency or government actions or investigations involving the industry in general or the Company in particular may be averse to the Company.

  THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS

     We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introduction of new products and enhancements, our products will become technologically obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:
(i) properly identify customer needs, (ii) innovate and develop new technologies, services and applications, (iii) successfully commercialize new technologies in a timely manner, (iv) manufacture and deliver our products in sufficient volumes on time, (v) differentiate our offerings from our competitors' offerings, (vi) price our products competitively, and (vii) anticipate our competitors' announcements of new products, services or technological innovations.

  DEPENDENCE ON KEY PERSONNEL

     Our future success depends partly on the continued service of our key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If we fail to retain and hire a sufficient number of these personnel, we will not be able to maintain or expand our business.

  OUR ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

     In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, our financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and strategic alliances may require us to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors including: (i) the retention of key employees, (ii) the management of facilities and employees in separate geographic areas. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations and stock price could be negatively impacted.

  THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

     Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved. Recent events have made the investing public particularly sensitive to listed companies reporting practices and accounting policies in general. The SEC could make regulatory changes that could have a direct effect on the Company. Additionally, the Company may find it necessary to enforce its legal right with respect to patented and proprietary information. The outcome of any of these matters and the financial impact they may have on the Company cannot be foreseen.

  VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET

     The public stock markets have experienced significant volatility in stock prices in recent years, which could cause, the Company's stock price to experience severe price changes that are unrelated or disproportionate to the operating performance of the Company. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the healthcare industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If Escalon's securities were delisted, investors could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

ITEM 2.  PROPERTIES

     The Company leases an aggregate of approximately 22,000 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) manufacturing/warehouse facility in New Berlin, Wisconsin, (iii) manufacturing facility in Lake Success, New York and (iv) consultant's office/storage facility in Turnersville, New Jersey. The corporate offices leased in Wayne, Pennsylvania covers approximately 1,100 square feet. The Wisconsin facility lease, covering approximately 13,500 square feet of space expires in April 2007. The New York facility lease, covering approximately 7,100 square feet expires during fiscal 2005. Annual rent under all of the Company's lease arrangements was $338,540 for the year ended June 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the United States District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc. issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as constructive trust over the proceeds from the sale of stock pursuant to the offering.

     On June 6, 1996, the court denied a motion by Escalon and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

     In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company reached an agreement to settle this action on its behalf and on the behalf of its former and present officers and directors, for $500,000. The court approved the settlement after a fairness hearing on September 11, 2002. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier have deposited such funds in an escrow account.

     On November 8, 2001, Digital, a wholly owned subsidiary of the Company, initiated an action against MegaVision, Inc., Ken Boydston, Mark Maio and Ophthalmic Imaging Services, Inc. in the United States District Court for the Eastern District Court for the Eastern District of Pennsylvania seeking damages and equitable relief for disputes arising between the parties and arising from the operations of Escalon Medical Imaging, LLC. Escalon Medical Imaging, LLC is a joint venture between Escalon Digital Vision, Inc. and MegaVision, Inc. The action was docketed as Escalon Medical Imaging, LLC and Escalon Digital Vision, Inc. v. MegaVision, Inc., Ken Boydston, Ophthalmic Imaging Systems and Mark Maio, Civil Action No.: 01-CV-5669. Without admitting liability, fault or wrongdoing and to provide and amicable resolution to the dispute, the parties have executed agreements to settle the lawsuit. As part of the settlement Digital is conducting all operations concerning manufacture, marketing, distribution and support of the CFA camera system. Without admitting liability, fault, or wrongdoing and in order to avoid the time and expense of the Lawsuit, Digital, Escalon Medical Imaging, LLC and Mark Maio executed settlement agreement and mutual release to settle the Lawsuit. The settlements did not have a material financial impact on the Company. The Company received $363,536 net assets, largely in the form of accounts receivable, inventory and fixed assets, in lieu of cash, to reduce its balance due of $432,692 from Escalon Medical Imaging, LLC as a condition of the settlement. The remaining balance due of $23,434 was charged as a loss from termination of joint venture.

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

FISCAL YEAR ENDED JUNE 30, 2001                               HIGH     LOW
-------------------------------                               -----   -----
Quarter ended September 30, 2000............................  $3.13   $1.50
Quarter ended December 31, 2000.............................  $3.00   $1.41
Quarter ended March 31, 2001................................  $2.75   $1.44
Quarter ended June 30, 2001.................................  $2.38   $1.48

FISCAL YEAR ENDED JUNE 30, 2002                               HIGH     LOW
-------------------------------                               -----   -----
Quarter ended September 30, 2001............................  $2.06   $1.35
Quarter ended December 31, 2001.............................  $4.00   $1.60
Quarter ended March 31, 2002................................  $2.73   $1.80
Quarter ended June 30, 2002.................................  $2.94   $1.95

     As of August 22, 2002, there were 126 holders of record of the Company's Common Stock. On August 22, 2002, the closing sale price of Escalon's Common Stock as reported by the Nasdaq SmallCap Stock Market was $1.83 per share.

     Escalon has never declared or paid a cash dividend on its Common Stock and presently intends to retain any future earnings to finance future growth and working capital needs. In addition, the Company is party to loan agreements that prohibit Escalon's payment of dividends.

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

                                                         FOR THE YEARS ENDED JUNE 30,
                                                 ---------------------------------------------
                                                  2002      2001      2000      1999     1998
                                                 -------   -------   -------   ------   ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales revenue, net.............................  $12,074   $11,880   $ 6,670   $7,559   $5,942
Costs and expenses:
  Cost of goods sold...........................    4,640     4,297     2,874    3,282    2,589
  Research and development.....................      555       492       984      738      495
  Marketing, general and administrative........    5,097     5,430     4,661    3,332    2,805
  Writedown of goodwill, license and
     distribution rights and patents...........       --        --       418       --       --
                                                 -------   -------   -------   ------   ------
Total costs and expenses.......................   10,292    10,219     8,937    7,352    5,889
                                                 -------   -------   -------   ------   ------
Income (loss) from operations..................    1,782     1,661    (2,267)     207       53
                                                 -------   -------   -------   ------   ------
Loss from termination of joint venture.........      (23)       --        --       --       --
Sale of silicone oil product line..............       --        --     1,864       --       --
Sale of Betadine product line..................       --        --        --      879       --
Equity in income (loss) of unconsolidated joint
  venture......................................        8       (19)      (33)      --       --
Interest income................................        2         2       149      145      119
Interest expense...............................     (791)   (1,052)     (576)     (37)      (1)
Income tax expense.............................       --        --        --       --       --
                                                 -------   -------   -------   ------   ------
Net income (loss)..............................  $   978   $   592   $  (863)  $1,194   $  171
                                                 =======   =======   =======   ======   ======
Basic net income (loss) per share..............  $  0.29   $  0.18   $ (0.27)  $ 0.10   $(0.04)
                                                 =======   =======   =======   ======   ======
Diluted net income (loss) per share............  $  0.29   $  0.18   $ (0.27)  $ 0.10   $(0.04)
                                                 =======   =======   =======   ======   ======
Weighted average shares -- basic used in per
  share computation............................    3,346     3,292     3,242    3,115    2,673
                                                 =======   =======   =======   ======   ======
Weighted average shares -- diluted used in per
  share computation............................    3,360     3,308     3,242    3,115    2,673
                                                 =======   =======   =======   ======   ======

                                                              AT JUNE 30,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $    221   $     81   $    177   $  3,854   $  2,264
Working capital (deficit)...............      (240)    (3,004)    (3,211)     3,801      3,465
Total assets............................    16,912     17,798     16,845     10,403      6,734
Long-term debt..........................     5,191      4,502      4,900        733         --
Total liabilities.......................     9,719     11,691     11,430      4,125        685
Accumulated deficit.....................   (39,039)   (40,018)   (40,610)   (39,629)   (39,952)
Total shareholders' equity..............     7,193      6,107      5,415      6,278      6,049

---------------

Note: No cash dividends were paid in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K.

     Escalon operates primarily in four reportable business segments: Sonomed, Vascular, Medical/Trek and Digital. Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. Digital manufactures, markets and distributes a digital camera system for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 -- Business, on page one.

RESULTS OF OPERATIONS

 FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

     The following tables present consolidated net revenues by business segment as well as identifying trends in business segment net revenues for the fiscal years ended June 30, 2002 and 2001.

                                                          FISCAL YEARS ENDED JUNE 30,
                                                          ----------------------------
                                                           2002      2001     % CHANGE
                                                          -------   -------   --------
                                                                 (IN THOUSANDS)
NET REVENUES:
Sonomed.................................................  $ 6,071   $ 5,988      1.39%
Vascular................................................    2,634     2,117     24.42%
Medical/Trek............................................    3,102     3,775    -17.83%
Digital.................................................      267        --    100.00%
                                                          -------   -------    ------
                                                          $12,074   $11,880      1.63%
                                                          =======   =======    ======

     Product revenues increased $194,000, or 1.63%, to $12,074,000 in fiscal 2002 as compared to $11,880,000 in fiscal 2001. Revenues in the Sonomed business increased $83,000, or 1.39%, to $6,071,000. This increase is attributed to an increase in international revenue of $172,000 offset by an $89,000 decrease domestically. Revenues in the Vascular business unit increased $517,000, or 24.42%, to $2,634,000. Vascular's unit sales increased 16.42% for the fiscal year ended June 30, 2002 as compared to the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of the majority of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Vascular discounts its products to distributors. Vascular began taking the sales directly to end users thereby avoiding distributor discounts. Revenues in the Medical/Trek business unit decreased $673,000, or 17.83%, to $3,098,000. The decrease was largely due to a $500,000 decrease in revenue earned from Bausch & Lomb in connection with Silicone Oil. This decrease was caused by a major competitor of Bausch & Lomb introducing an alternative Silicone Oil product line as well as a contractual step-down in royalties provided for in the sale of the product line. Sales of the Company's ISPAN(TM) gas products and certain OEM products decreased by $173,000. Escalon experienced a temporary increase in the sales of its ISPAN(TM) gas product due to the fulfillment of customers' backorders during the fiscal year ended June 30, 2001. Revenues in the Digital business unit were $267,000 for the fiscal year ended June 30, 2002. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

     The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended June 30, 2002 and 2001.

                                                       FISCAL YEARS ENDED JUNE 30,
                                             -----------------------------------------------
                                                      2002                     2001
                                             ----------------------   ----------------------
                                                DOLLARS         %        DOLLARS         %
                                             --------------   -----   --------------   -----
                                             (IN THOUSANDS)           (IN THOUSANDS)
COST OF GOODS SOLD:
Sonomed....................................      $2,704       45.16%      $2,237       37.36%
Vascular...................................         988       37.51%       1,016       47.99%
Medical/Trek...............................         838       22.20%       1,043       27.63%
Digital....................................         110       41.20%          --        0.00%
                                                 ------       -----       ------       -----
                                                 $4,640       38.43%      $4,296       36.16%
                                                 ======       =====       ======       =====

     Cost of goods sold totaled $4,640,000, or 38.43% of net revenue for the fiscal year ended June 30, 2002 as compared to $4,296,000, or 36.16% of net revenue for the fiscal year ended June 30, 2001. Cost of goods sold in the Sonomed business unit totaled $2,704,000, or 45.16% of net revenue for the fiscal year ended June 30, 2002 as compared to $2,237,000, or 37.36% of net revenue for the fiscal year ended June 30, 2001. This increase relates primarily to lower net revenue per unit as Sonomed's revenue concentrated toward sales to distributors to whom Sonomed discounts its products resulting in lower unit sales prices. Cost of goods sold in the Vascular business unit totaled $988,000, or 37.51% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,016,000 or 47.99% of net revenue for the fiscal year ended June 30, 2001. This decrease is the result of increases in average unit sales prices across the needle product line as well as reduced costs due to improved efficiency in the manufacturing process. Cost of goods sold in the Medical/Trek business unit totaled $838,000, or 22.20% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,043,000 or 27.63% of net revenue for the fiscal year ended June 30, 2001. When Silicone Oil revenue is excluded, cost of goods sold as a percentage of net revenue was 62.35% of net revenue and 68.64% of net revenue for the fiscal years ended June 30, 2002 and 2001, respectively. No costs are associated with Silicone Oil. The decrease in cost of goods sold is attributed to product mix. Cost of goods sold in the Digital business unit totaled $110,000, or 41.20% of net revenue.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2002 and 2001.

                                                             FISCAL YEARS ENDED JUNE 30,
                                                            -----------------------------
                                                             2002      2001     % CHANGE
                                                            -------   -------   ---------
                                                                   (IN THOUSANDS)
MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES
Sonomed...................................................  $1,441    $1,942     -25.80%
Vascular..................................................     999     1,127     -11.36%
Medical/Trek..............................................   2,510     2,348       6.90%
Digital...................................................     129        --     100.00%
Other.....................................................      18        14      28.57%
                                                            ------    ------     ------
                                                            $5,097    $5,431      -6.15%
                                                            ======    ======     ======

     Marketing, general and administrative expenses decreased $334,000, or 6.15%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, marketing, general and administrative expenses decreased $501,000, or 25.80%. Depreciation and amortization expenses decreased $735,000, primarily due to the application of SFAS 142 discussed in Note 3 of the Notes to Consolidated Financial Statements. Salaries and other personnel related costs increased $168,000, primarily due to the addition of a domestic salesperson and a salesperson for Latin America and the Pacific Rim. Bad debts increased by $101,000 as the Company reserved for specific international accounts receivable. In the

Vascular business unit, marketing, general and administrative expenses decreased by $128,000, or 11.36%. Depreciation and amortization expenses decreased $83,000 primarily due to the application of SFAS 142. Salaries, commissions and other personnel related expenses increased $81,000 and consulting expenses decreased $151,000 primarily due to the addition of a sales and marketing manager and a clinical support specialist. Marketing, general and administrative expenses in the Medical/Trek business unit increased $162,000, or 6.90%. Executive and administrative compensation increased primarily due to the Company's strengthening of its management team and the centralization of the Company's finance function to the corporate office. This increase amounted to $245,000. Legal and accounting fees increased $135,000, primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Pennsylvania and the issuance of shares to Radiance Medical Systems, Inc., and the litigation discussed in Note 16 of the Notes to Consolidated Financial Statements. This increase was offset by a $64,000 decrease in commissions expense related to the termination of contracts with distributors, a $57,000 decrease in travel, lodging and meals and entertainment due to concerted cost reduction efforts in this area and a $30,000 reduction in temporary services. Marketing, general and administrative expenses in the Digital business unit totaled $129,000.

     The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the fiscal years ended June 30, 2002 and 2001.

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               2002     2001     % CHANGE
                                                              ------   ------   ----------
                                                                     (IN THOUSANDS)
RESEARCH AND DEVELOPMENT
Sonomed.....................................................   $409     $321        27.41%
Vascular....................................................     64       22       190.91%
Medical/Trek................................................     76      157       -51.59%
Digital.....................................................     --       --         0.00%
Other.......................................................      6       (8)     -175.00%
                                                               ----     ----      -------
                                                               $555     $492        12.80%
                                                               ====     ====      =======

     Research and development expenses increased $63,000, or 12.80%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, research and development expenses increased $88,000. This relates largely to the redesign of one of Sonomed's product lines and was offset by a $15,000 decrease in consulting expenses. Research and development expenses in the Vascular business unit increased $42,000, primarily due to a $28,000 increase in prototype and patent expenses and an $11,000 increase in consulting expenses. Research and development in the Medical/Trek business unit decreased $81,000, primarily due to $45,000 decrease in salaries and other personnel related costs largely due to reduced headcount, a $15,000 decrease in consulting expenses, an $8,000 decrease in ISO/CE marking expenses and a $6,000 decrease in prototype expenses.

     On December 18, 2000, the Company announced that it received 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. As a result of the approval, the Company began marketing the system through its joint venture with MegaVision through December 31, 2001. The Company terminated its joint venture with MegaVision and commenced operations within the Company's Digital business unit on January 1, 2002. Escalon recognized a joint venture gain of $9,000 for the fiscal year ended June 30, 2002 and a joint venture loss of $19,000 for the fiscal year ended June 30, 2001.

     Interest income remained unchanged for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. Interest income was $2,000 for both fiscal years.

     Interest expense decreased $261,000 for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. These decreases resulted from lower average balances in Escalon's term loan and line of credit with PNC Bank, N.A., and from decreases in the floating interest rates applicable to the term loan and line of credit.

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

                                                           FISCAL YEARS ENDED JUNE 30,
                                                           ---------------------------
                                                            2001      2000    % CHANGE
                                                           -------   ------   --------
                                                                 (IN THOUSANDS)
NET REVENUES:
Sonomed..................................................  $ 5,988   $2,536    136.12%
Vascular.................................................    2,117    2,345     -9.72%
Medical/Trek.............................................    3,775    1,789    111.01%
                                                           -------   ------    ------
                                                           $11,880   $6,670     78.11%
                                                           =======   ======    ======

     Product revenues increased $5,210,000, or 78.11%, to $11,880,000 in fiscal 2001 as compared to $6,670,000 in fiscal 2000. Revenues in the Sonomed business increased $3,452,000, or 136.12%, to $5,988,000. This increase was due primarily to the fact that Sonomed's revenues represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000. (Sonomed was acquired in January 2000, see notes to consolidated financial statements for a discussion of the Sonomed acquisition). Product revenues in the Vascular business decreased $228,000, or 9.72%, to $2,117,000. This decrease was primarily due to the Company shifting its sales strategy in this business unit. During fiscal 2001, Escalon identified underperforming distributors and terminated the Company's relationship with them, with internal staff picking up the territories previously covered by these distributors. Also contributing to the overall decrease was the fact that distributors experienced a surplus of inventory during fiscal 2001 and subsequently reduced orders to the Company. In the Company's Medical/Trek business unit, product revenues increased $1,986,000, or 111.01%, to $3,775,000. Revenue earned in connection with Silicone Oil was $574,000 from July 1, 1999 through August 13, 1999. Escalon sold its rights to the product to Bausch & Lomb on August 13, 1999, and did not recognize any revenue from Silicone Oil for a period of one year from the date of the sale. Beginning on August 13, 2000, Escalon is entitled to receive from Bausch & Lomb, a percentage of their gross profit from the sales of the product through fiscal 2005. From August 13, 2000 through June 30, 2001, revenue earned from Bausch & Lomb in connection with Silicone Oil was $2,254,000, $1,680,000 more than the Silicone Oil revenue recognized during the fiscal year ended June 30, 2000. Revenue from the balance of the Medical/ Trek product line increased by $306,000. This increase was primarily due to the fulfillment of customers' backorders for the Company's ISPAN(TM) gas product during the first quarter of fiscal 2001.

     The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended June 30, 2001 and 2000.

                                                       FISCAL YEARS ENDED JUNE 30,
                                             -----------------------------------------------
                                                      2001                     2000
                                             ----------------------   ----------------------
                                                DOLLARS         %        DOLLARS         %
                                             --------------   -----   --------------   -----
                                             (IN THOUSANDS)           (IN THOUSANDS)
COST OF GOODS SOLD:
Sonomed....................................      $2,237       37.36%      $  927       36.55%
Vascular...................................       1,016       47.99%       1,010       43.07%
Medical/Trek...............................       1,043       27.63%         937       52.38%
                                                 ------       -----       ------       -----
                                                 $4,296       36.16%      $2,874       43.09%
                                                 ======       =====       ======       =====

     Cost of goods sold totaled $4,296,000, or 36.16% of net revenue for fiscal 2001, as compared to $2,874,000, or 43.09% of net revenue, for fiscal 2000. Cost of goods sold in the Sonomed business increased $1,130,000, primarily due to the fact that Sonomed's cost of goods sold represent a full year of operation in fiscal 2001 as compared to only five-and-a-half months of activity in fiscal 2000. Cost of goods sold in fiscal 2001 in the Vascular unit increased $6,000 to $1,016,000, or 47.99% of net revenue, as compared to 43.07% of net revenue in fiscal 2000. The net increase in cost of goods sold, as a percentage of net revenue was the result of material costs increasing 0.89% and labor and other employee-related expenses decreasing 4.03%. The reduction of cost of goods sold as a percentage of net revenue in the Medical/Trek business unit was primarily due to the revenues received from Bausch & Lomb related to Silicone Oil. Cost of goods sold in this business unit in fiscal 2001 increased $107,000 to $1,043,000, or 27.63% of net revenue. Cost of goods sold as a percent of net revenues was 52.38% during the same period last year. This decrease was due to the fact that Silicone Oil revenue recognized during fiscal 2001 does not have any costs associated with the revenue. Cost of goods sold for the Medical/Trek business unit was 68.64%of net revenue for the fiscal year ended June 30, 2001, when Silicone Oil revenue is excluded. The increase in cost of goods sold, as a percentage of net revenue was the result of material costs increasing 6.65% and labor and other employee-related expenses increasing 9.61%.

     The following table presents consolidated marketing, general and administrative expenses by business segment as well as identifying changes in these expenses for the fiscal years ended June 30, 2001 and 2000.

                                                             FISCAL YEARS ENDED JUNE 30,
                                                            -----------------------------
                                                             2001      2000     % CHANGE
                                                            -------   -------   ---------
                                                                   (IN THOUSANDS)
MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES
Sonomed...................................................  $1,942    $  951     104.21%
Vascular..................................................   1,127     1,310     -13.97%
Medical/Trek..............................................   2,348     2,400      -0.22%
                                                            ------    ------     ------
                                                            $5,431    $4,661      16.52%
                                                            ======    ======     ======

     Marketing, general and administrative expenses increased $769,000, or 16.52%, for fiscal 2001 as compared to fiscal 2000. Marketing, general and administrative expenses in the Sonomed business increased $991,000, primarily due to the fact that Sonomed's expenses represent a full year of operation in fiscal 2001 as compared to only five-and-a-half months of activity in fiscal 2000. This increase was offset by Vascular's $183,000 decrease. The main factors contributing to this decrease were decreased salaries and employee-related costs, which decreased by $163,000, the result of reduced headcount; and a decrease in travel-related expenses, which resulted by $90,000, the direct result of a concerted effort in this area. The decreases were partially offset by an increase in consulting expense of $85,000, largely due to the retention of a sales and marketing consultant. Marketing, general and administrative expenses in the Medical/Trek businesses decreased by $52,000, largely due to a $51,000 decrease in royalties as a result of the Company's decision to discontinue clinical trials of Ocufit SR(R) in December 1999.

     The following table presents consolidated research and development expenses by business segment as well as identifying trends in these expenses for the fiscal years ended June 30, 2001 and 2000.

                                                              FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               2001     2000     % CHANGE
                                                              ------   ------   ----------
                                                                     (IN THOUSANDS)
RESEARCH AND DEVELOPMENT
Sonomed.....................................................   $321     $126      154.76%
Vascular....................................................     22       72      -69.44%
Medical/Trek................................................    157      786      -80.03%
                                                               ----     ----      ------
                                                               $492     $984      -50.00%
                                                               ====     ====      ======

     Research and development expenses decreased $492,000, or 50.00%, for fiscal 2001 as compared to fiscal 2000. Research and development expenses in the Sonomed business increased $195,000, primarily due to the fact that Sonomed's expenses represent a full year of operation in fiscal 2001 as compared to only five-and-a-half months of activity in fiscal 2000. Research and development in the Vascular and Medical/Trek business units decreased $679,000 when compared to the same period last year. This was largely due to the fact that Escalon has suspended development of Povidone-Iodine 2.5%, and also due to the fact that development of Ocufit SR(R) was terminated in December 1999.

     In August 1999, the Company reported the sale of its license and distribution rights for the Adatosil(R) 5000 Silicone Oil product line. The sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line.

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

     On December 18, 2000, Escalon announced it was granted 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. The system was marketed through Imaging, the Company's joint venture with MegaVision. As a result of the approval, Imaging began selling the product in December 2000. The Company recognized a $19,000 loss from the joint venture during the fiscal year ended June 30, 2001 as compared to a $33,000 loss during the fiscal year ended June 30, 2000.

     Interest income decreased by $147,000 for the fiscal year ended June 30, 2001, as compared to the fiscal year ended June 30, 2000. This decrease resulted from the decrease in cash and cash equivalents available for investment due to the significant changes in the Company arising from the Sonomed acquisition.

     Interest expense increased by $476,000 for the fiscal year ended June 30, 2001, as compared to the fiscal year ended June 30, 2001. This was primarily the result of corporate borrowing arrangements that did not exist until the third quarter of fiscal 2000. In connection with the Sonomed acquisition, the Company refinanced its existing bank debt, providing $12,000,000 of financing to the Company.

     There was no provision for federal or state income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowance.

  LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, Escalon had cash and cash equivalents of $221,000 as compared to $81,000 at June 30, 2001, an increase of $140,000. This resulted primarily from increases in cash of $2,029,000 provided by operating activities, $204,000 net proceeds from due from joint venture and $107,000 provided by the issuance of Common Stock, offset by $2,006,000 used to pay down the term loan and the line of credit, $73,000 in loan finance fees, $96,000 used to purchase fixed assets and a $25,000 payment for license and distribution rights.

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement of the company to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit rate was based on prime plus 0.75%. An interest rate cap agreement is used to reduce the potential impact of increases in interest rates on the floating-rate term loan. At June 30, 2002, Escalon was party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from PNC Bank, N.A., the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period July 1, 2002 through January 1, 2003. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

     On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of June 30, 2002, the amount outstanding against this line of credit was $1,250,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50, respectively. At June 30, 2002, the interest rates applicable to the term loan and line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of June 30, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company began paying a 1.0% facility payable quarterly based on the aggregate principal amount outstanding under the line of credit and term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

     The term loan and the line of credit contain various covenants, including a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio for the fiscal year ended June 30, 2002, resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of June 30, 2002, and for the period ending July 1, 2003.

     On January 21, 1999, the Company's Vascular subsidiary and Radiance Medical Systems, Inc. ("Radiance") entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 21, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments Escalon paid $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments commencing April 15, 2002, and issued 50,000 shares of Escalon Common Stock to Radiance.

     The Company believes that cash on hand plus cash available from our line of credit will be sufficient to satisfy our working capital, capital expenditures and research and development until the balloon payment is due on June 30, 2004. We may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and we cannot assure you that such financing will be available when required on acceptable terms. Additionally, the Company relies on the revenues received from Bausch & Lomb. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. As of June 30, 2002, Escalon complied with these requirements. If Escalon's securities were delisted, an investor would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

  CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, which is discussed further in Notes 2 and 3.

     The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, deferred income taxes and purchased intangible assets. Actual results could differ from those estimates.

     The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  INTEREST RATE RISK

     The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at June 30, 2002 plus 1.75% on the term loan and 1.50% on the line of credit. The Company is party to an interest rate cap agreement covering the term loan through January 1, 2003. The interest rate cap agreement is used to reduce the potential impact of increases on the floating-rate term loan.

                                          LONG-TERM DEBT CLASSIFIED AS CURRENT AS OF JUNE 30,
                                    ---------------------------------------------------------------
                                      2002        2003       2004     2005   THEREAFTER     TOTAL
                                    ---------   ---------   -------   ----   ----------   ---------
Term loan -- capped...............    900,000          --        --    --         --        900,000
  Interest rate -- capped.........       6.50%         --        --    --         --
Term loan -- no cap...............  1,050,000   4,800,000        --    --         --      5,850,000
  Interest rate -- no cap.........       6.50%       6.50%       --    --         --
Line of credit -- no cap..........  1,250,000          --        --    --         --      1,250,000
  Interest rate -- no cap.........       6.25%         --        --    --         --
Radiance note.....................    260,932     260,932   130,461    --         --        652,325
  Interest rate...................       6.25%         --        --    --         --
Deferred finance fees.............   (124,969)         --        --    --         --       (124,969)
Total.............................  3,335,963   5,060,932   130,461    --         --      8,527,356

  EXCHANGE RATE RISK

     In fiscal 2002 approximately 20% of Escalon's net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently incurs no exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in Escalon's proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in Escalon's proxy statement for the Company's 2002 Annual Meeting of Stockholders' to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders" and "Management" included in Escalon's proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

 3.1  (a)  Restated Articles of Incorporation of Registrant.(10)
      (b) Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical
           Corp.(10)
 3.2       Bylaws of Registrant.(10)
 4.5  (a)  Warrant Agreement between Registrant and U.S. Stock Transfer
           Corporation.(1)
      (b)  Amendment to Warrant Agreement between the Registrant and
           U.S. Stock Transfer Corporation.(3)
      (c)  Amendment to Warrant Agreement between the Registrant and
           American Stock Transfer Corporation.(4)
 4.6       Securities Purchase Agreement, dated as of December 31, 1997 by and among the Company and Combination.(6)
 4.7       Registration Rights Agreement, dated as of December 31, 1997 by and among the Company and Combination.(6)
 4.8       Warrant to Purchase Common Stock issued December 31, 1997 to
           David Stefansky.(6)
 4.9       Warrant to Purchase Common Stock issued December 31, 1997 to
           Combination.(6)
 4.10      Warrant to Purchase Common Stock issued December 31, 1997 to
           Richard Rosenblum.(6)
 4.11      Warrant to Purchase Common Stock issued December 31, 1997 to
           Trautman, Kramer & Company.(6)
10.5       Employment Agreement between the Registrant and Ronald L.
           Hueneke dated July 1, 1999.(12)

10.6       Employment Agreement between the Registrant and Richard J.
           DePiano dated May 12, 1998.(8)
10.7       Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000.(12)
10.9       Assets Sale and Purchase Agreement between the Registrant
           and Radiance Medical Systems, Inc. dated January 21,
           1999.(7)
10.13      Supply Agreement between the Registrant and Bausch & Lomb
           Surgical, Inc., dated August 13, 1999.(7)
11.1       Stock Purchase Agreement between the Registrant and the
           stockholders of Sonomed, Inc. dated January 14, 2000.(8)
11.2       Employment Agreement between the Registrant and Louis Katz dated January 14, 2000.(8)
11.3       Registrant's 1999 Equity Incentive Plan and Registrant's
           Equity Incentive Plan for Employees of Sonomed, Inc.(9)
11.4       Registrant's Amended and Restated 1999 Equity Incentive
           Plan.(9)
21         Subsidiaries.(11)
23.1       Consent of Parente Randolph, LLC, independent auditors.(*)
99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 -- Richard J. DePiano(*)
99.2       Certification pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 -- Harry M. Rimmer(*)

---------------

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

(5) Filed as an exhibit to the Company's Form 10-K for the Year ended June 30, 1996.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(7) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1999.

(8) Filed as an exhibit to the Company's Form 8-K/A, dated March 31, 2000.

(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 25, 2000 (Registration No. 333-31138).

(10) Filed as an exhibit to the Company's Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(11) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 2000.

(12) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 2001.

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

Dated:  September 24, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 By:              /s/ RICHARD J. DEPIANO              Chairman and Chief Executive    September 24, 2002
        ------------------------------------------    Officer (Principal Executive
                    Richard J. DePiano                   Officer) and Director


 By:               /s/ HARRY M. RIMMER                           Senior               September 24, 2002
        ------------------------------------------     Vice-President -- Finance
                     Harry M. Rimmer                 (Principal Financial Officer)


 By:             /s/ JAY L. FEDERMAN, MD                        Director              September 24, 2002
        ------------------------------------------
                   Jay L. Federman, MD


 By:                /s/ FRED G. CHOATE                          Director              September 24, 2002
        ------------------------------------------
                      Fred G. Choate


 By:             /s/ JEFFREY F. O'DONNELL                       Director              September 24, 2002
        ------------------------------------------
                   Jeffrey F. O'Donnell


 By:                 /s/ WILLIAM KWAN                           Director              September 24, 2002
        ------------------------------------------
                       William Kwan


 By:               /s/ ANTHONY COPPOLA                          Director              September 24, 2002
        ------------------------------------------
                     Anthony Coppola

                                 CERTIFICATION

I Richard J. DePiano, certify that:

     1.  I have reviewed this Annual Report on Form 10-K of Escalon Medical
         Corp.

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

                                                /s/ RICHARD J. DEPIANO
                                          --------------------------------------
                                                    Richard J. DePiano
                                           Chairman and Chief Executive Officer
                                              (Principal Executive Officer)

Date:  September 24, 2002

                                 CERTIFICATION

I, Harry M. Rimmer, certify that:

     1.  I have reviewed this Annual Report on Form 10-K of Escalon Medical
         Corp.

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

                                                  /s/ HARRY M. RIMMER
                                          --------------------------------------
                                                     Harry M. Rimmer
                                             Senior Vice President -- Finance
                                           (Principal Financial and Accounting
                                                         Officer)

Date:  September 24, 2002

                             ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at June 30, 2002 and 2001.......  F-3
Consolidated Statements of Operations for the years ended
  June 30, 2002, 2001 and 2000..............................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended June 30, 2002, 2001 and 2000..................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, 2001 and 2000..............................  F-6
Notes to Consolidated Financial Statements..................  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Escalon Medical Corp.:

     We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries (the "Company") at June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 2001.

                                          PARENTE RANDOLPH, LLC

Philadelphia, Pennsylvania
August 16, 2002

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       JUNE 30,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    220,826   $     80,830
  Accounts receivable, net..................................     2,093,877      2,317,476
  Inventory, net............................................     1,572,067      1,499,821
  Other current assets......................................       400,820        287,027
                                                              ------------   ------------
     Total current assets...................................     4,287,590      4,185,154
Long-term note receivable...................................       150,000        150,000
Furniture and equipment, net................................       626,377        631,877
Goodwill, net...............................................    10,591,795     10,591,795
Trademarks and trade names, net.............................       601,806        601,806
License and distribution rights, net........................       246,988        262,613
Patents, net................................................       193,541        204,274
Due from joint venture......................................            --        596,758
Other assets................................................       214,344        418,185
                                                              ------------   ------------
     Total assets...........................................  $ 16,912,440   $ 17,642,462
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $  1,250,000   $  4,626,009
  Current portion of long-term debt.........................     2,085,963      1,374,157
  Accounts payable..........................................       531,665        436,684
  Accrued compensation......................................       498,954        399,535
  Other current liabilities.................................       161,115        196,503
                                                              ------------   ------------
     Total current liabilities..............................     4,527,697      7,032,888
Long-term debt, net of current portion......................     5,191,393      4,502,325
                                                              ------------   ------------
     Total liabilities......................................     9,719,090     11,535,213
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized; no shares issued...........................            --             --
  Common stock, $0.001 par value; 35,000,000 shares
     authorized; 3,345,851 and 3,292,184 shares issued and
     outstanding at June 30, 2002 and 2001, respectively....         3,346          3,292
  Additional paid-in capital................................    46,228,710     46,121,519
  Accumulated deficit.......................................   (39,038,706)   (40,017,562)
                                                              ------------   ------------
     Total shareholders' equity.............................     7,193,350      6,107,249
                                                              ------------   ------------
Total liabilities and shareholders' equity..................  $ 16,912,440   $ 17,642,462
                                                              ============   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED JUNE 30,
                                                         --------------------------------------
                                                            2002          2001          2000
                                                         -----------   -----------   ----------
Revenues, net..........................................  $12,073,932   $11,880,017   $6,670,214
                                                         -----------   -----------   ----------
Costs and expenses:
  Cost of goods sold...................................    4,640,325     4,296,525    2,874,194
  Research and development.............................      554,760       491,582      983,853
  Marketing, general and administrative................    5,096,994     5,430,813    4,660,824
  Write-down of patent costs and goodwill, Ocufit......           --            --      417,849
                                                         -----------   -----------   ----------
     Total costs and expenses..........................   10,292,079    10,218,920    8,936,720
                                                         -----------   -----------   ----------
Income from operations.................................    1,781,853     1,661,097   (2,266,506)
                                                         -----------   -----------   ----------
Other income and expenses:
  Loss from termination of joint venture...............      (23,434)           --           --
  Gain on sale of Silicone Oil product line............           --            --    1,863,915
  Equity in net income (loss) of unconsolidated joint
     venture...........................................        8,848       (19,164)     (33,382)
  Interest income......................................        2,347         2,297      149,086
  Interest expense.....................................     (790,757)   (1,052,030)    (575,765)
                                                         -----------   -----------   ----------
     Total other income and expenses...................     (802,996)   (1,068,897)   1,403,854
                                                         -----------   -----------   ----------
Income before taxes....................................  $   978,856   $   592,200   $ (862,652)
Income taxes...........................................           --            --           --
                                                         -----------   -----------   ----------
Net income (loss)......................................  $   978,856   $   592,200   $ (862,652)
                                                         ===========   ===========   ==========
Basic net income (loss) per share......................  $     0.293   $     0.180   $   (0.266)
                                                         ===========   ===========   ==========
Diluted net income (loss) per share....................  $     0.291   $     0.179   $   (0.266)
                                                         ===========   ===========   ==========
  Weighted average shares -- basic.....................    3,345,851     3,292,184    3,242,184
                                                         ===========   ===========   ==========
  Weighted average shares -- diluted...................    3,360,492     3,307,986    3,242,184
                                                         ===========   ===========   ==========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                             COMMON STOCK            TREASURY STOCK      ADDITIONAL                       TOTAL
                       ------------------------   --------------------     PAID-IN     ACCUMULATED    SHAREHOLDERS'
                        SHARES        AMOUNT       SHARES     AMOUNT       CAPITAL       DEFICIT         EQUITY
                       ---------   ------------   --------   ---------   -----------   ------------   -------------
Balance at June 30,
  1999...............  3,377,164   $ 46,024,811    134,980   $(118,108)  $        --   $(39,629,002)   $6,277,701
Treasury stock
  retirement.........   (134,980)            --   (134,980)    118,108            --       (118,108)           --
Common stock
  conversion from no
  par to $.001 par
  value..............         --    (46,021,569)        --          --    46,021,569             --            --
Net loss.............         --             --         --          --            --       (862,652)     (862,652)
                       ---------   ------------   --------   ---------   -----------   ------------    ----------
Balance at June 30,
  2000...............  3,242,184   $      3,242         --   $      --   $46,021,569   $(40,609,762)   $5,415,049
Common stock issued
  in connection with
  restructuring of
  liabilities........     50,000             50         --          --        99,950             --       100,000
Net income...........         --             --         --          --            --        592,200       592,200
                       ---------   ------------   --------   ---------   -----------   ------------    ----------
Balance at June 30,
  2001...............  3,292,184   $      3,292         --   $      --   $46,121,519   $(40,017,562)   $6,107,249
Exercise of stock
  options............     53,667             54         --          --       107,191             --       107,245
Net income...........         --             --         --          --            --        978,856       978,856
                       ---------   ------------   --------   ---------   -----------   ------------    ----------
                       3,345,851   $      3,346         --   $      --   $46,228,710   $(39,038,706)   $7,193,350
                       =========   ============   ========   =========   ===========   ============    ==========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          2002          2001           2000
                                                       -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................  $   978,856   $   592,200   $   (862,652)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization......................      215,165     1,038,741        666,770
  Net gain on sale of Silicone Oil product line......           --            --     (1,863,915)
  Write-down of patent costs and goodwill, Ocufit,
     net.............................................           --            --        417,849
  Loss from termination of joint venture.............       23,434            --             --
  Equity in net (income) loss of unconsolidated joint
     venture.........................................       (8,848)       19,164         33,382
  Change in operating assets and liabilities:
     Accounts receivable, net........................      350,546      (985,693)       586,424
     Inventory, net..................................      116,479        74,857        162,862
     Other current and long-term assets..............      194,545       406,358        (59,915)
     Accounts payable, accrued and other
       liabilities...................................      159,013        64,701       (416,506)
                                                       -----------   -----------   ------------
       Net cash provided by (used in) operating
          activities.................................    2,029,190     1,210,328     (1,335,701)
                                                       -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments..............................           --            --     (7,043,061)
Proceeds from maturities of investments..............           --            --      7,043,061
Proceeds from sale of Silicone Oil product line......           --            --      2,117,180
Net change in cash and cash
  equivalents -- restricted..........................           --            --      1,000,000
Purchase of Vascular Access business.................           --            --     (1,000,000)
Purchase of Sonomed, Inc., net of cash acquired......           --       (70,662)   (12,250,540)
Proceeds from (advances to) unconsolidated joint
  venture, net.......................................      204,247      (558,343)       (80,961)
Purchase of fixed assets.............................      (96,054)     (187,477)      (209,109)
Payment for patent costs.............................           --            --        (52,748)
Payment for license and distribution rights..........      (25,000)      (34,027)       (41,228)
                                                       -----------   -----------   ------------
       Net cash provided by (used in) investing
          activities.................................       83,193      (850,509)   (10,517,406)
                                                       -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit (repayment) borrowing, net............     (376,009)      593,905      3,032,105
Proceeds from term loan..............................           --            --      7,000,000
Principal payments on term loan......................   (1,630,117)   (1,050,000)    (1,633,332)
Issuance of common stock.............................      107,245            --             --
Payment of finance fees..............................      (73,506)           --       (222,800)
                                                       -----------   -----------   ------------
       Net cash provided by (used in) financing
          activities.................................   (1,972,387)     (456,095)     8,175,973
                                                       -----------   -----------   ------------
       Net increase (decrease) in cash and cash
          equivalents................................      139,996       (96,276)    (3,677,134)
Cash and cash equivalents, beginning of period.......       80,830       177,106      3,854,240
                                                       -----------   -----------   ------------
Cash and cash equivalents, end of period.............  $   220,826   $    80,830   $    177,106
                                                       ===========   ===========   ============

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                                                          2002          2001           2000
                                                       -----------   -----------   ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid........................................  $   793,005   $   962,275   $    575,765
                                                       ===========   ===========   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
Accrued royalties converted to short-term debt.......  $        --   $    64,884   $         --
                                                       ===========   ===========   ============
Long-term debt obligation incurred as a result of a
  royalty agreement..................................  $        --   $   717,558   $         --
                                                       ===========   ===========   ============
Accrued royalties converted to common stock..........  $        --   $   100,000   $         --
                                                       ===========   ===========   ============
Deposit on furniture and equipment reclassed from
  other assets.......................................  $        --   $   105,044   $         --
                                                       ===========   ===========   ============
Restructure of line of credit to long-term debt......  $ 3,000,000   $        --   $         --
                                                       ===========   ===========   ============
Transfer of title to assets in settlement of due from
  joint venture......................................                                        --
  Accounts receivable................................  $   126,947   $        --   $         --
                                                       ===========   ===========   ============
  Inventory..........................................  $   188,725   $        --   $         --
                                                       ===========   ===========   ============
  Furniture and equipment............................  $    62,253   $        --   $         --
                                                       ===========   ===========   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

     Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices.

     In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company in return for an equity interest and future royalties on product sales. The privately held company had responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

     To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Radiance Medical Systems, Inc. ("Radiance"). Vascular's products use Doppler technology to aid medical personnel in locating difficult arteries and veins. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology during fiscal 2002. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, Digital formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

(2) SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonomed, Vascular, Pharmaceutical and Digital. All intercompany transactions have been eliminated.

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

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. Due from joint venture is valued at cost, which approximates fair value. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

 INVENTORIES

     Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                                               JUNE 30,     JUNE 30,
                                                                 2002         2001
                                                              ----------   ----------
Raw materials/work in process...............................  $1,273,611   $1,288,664
Finished goods..............................................     343,409      313,325
                                                              ----------   ----------
                                                               1,617,020    1,601,989
Valuation allowance.........................................     (44,953)    (102,168)
                                                              ----------   ----------
                                                              $1,572,067   $1,499,821
                                                              ==========   ==========

 ACCOUNTS RECEIVABLE

     The Company performs ongoing credit evaluations of its' customers financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $216,836 and $67,148 at June 30, 2002 and 2001, respectively.

 FURNITURE AND EQUIPMENT

     Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be eighteen months to ten years. Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $163,807, $139,663 and
$103,925, respectively.

     Furniture and equipment consist of the following at:

                                                               JUNE 30,     JUNE 30,
                                                                 2002         2001
                                                              ----------   ----------
Equipment...................................................  $1,052,405   $  874,146
Furniture and fixtures......................................      58,000       65,435
Leasehold improvements......................................      95,101       95,102
                                                              ----------   ----------
                                                               1,205,506    1,034,683
Less: Accumulated depreciation and amortization.............    (579,129)    (402,806)
                                                              ----------   ----------
                                                              $  626,377   $  631,877
                                                              ==========   ==========

 LONG-LIVED ASSETS

     The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
requires impairment losses to be recorded on long-lived assets when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable.

 INTANGIBLE ASSETS

     The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives.

 REVENUE RECOGNITION

     The Company recognizes revenue from the sales of its products at the time of shipment when title and risk of loss transfer. With respect to additional consideration related to the sale of the Company's Silicone Oil product line (Note 12), revenue is recognized after notification from the customer of sales associated with the product.

 STOCK-BASED COMPENSATION

     As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of the option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of the grant.

 RESEARCH AND DEVELOPMENT

     All research and development costs are charged to operations as incurred.

 DEFERRED INTEREST RATE CAP FEES

     Premiums paid for a purchased interest rate cap arrangement is amortized using the effective interest method over the term of the cap. Unamortized premiums are included as an offset to the balance of the current portion of long-term debt. Amounts receivable under the cap agreement are recorded as a reduction of interest expense.

 ADVERTISING COSTS

     Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2002, 2001 and 2000 was $37,959, $71,654 and $47,437, respectively.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

 NET INCOME (LOSS) PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, " Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                    JUNE 30,     JUNE 30,     JUNE 30,
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted earnings per
     share:
     Net income..................................  $  978,857   $  592,200   $ (862,652)
                                                   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per share --
     weighted average shares.....................   3,345,851    3,292,184    3,242,184
  Effect of dilutive securities:
  Employee stock options.........................      14,641       15,802           --
                                                   ----------   ----------   ----------
  Denominator for diluted earnings per share --
     weighted average and assumed conversion.....   3,360,492    3,307,986    3,242,184
                                                   ==========   ==========   ==========
Basic earnings per share.........................  $    0.293   $    0.180   $   (0.266)
                                                   ==========   ==========   ==========
Diluted earnings per share.......................  $    0.291   $    0.179   $   (0.266)
                                                   ==========   ==========   ==========

 INCOME TAXES

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

 JOINT VENTURE

     In April 2000, the Company through its wholly-owned subsidiary, Digital, entered into a joint venture with MegaVision, Inc., with each entity having a 50 percent interest. Amounts due from this joint venture amounted to $-0- and $596,758 at June 30, 2002 and 2001, respectively. Income (loss) from the joint venture was $8,848 and ($19,164) for the years ended June 30, 2002 and 2001, respectively. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

 RECLASSIFICATIONS

     Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." It supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on financial position or results of operations.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that certain intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for these new separation requirements upon adoption of SFAS No. 142.

(3) INTANGIBLE ASSETS

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

     Accumulated amortization of license and distribution rights was $205,379 and $164,754 at June 30, 2002 and 2001, respectively. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was $40,625, $38,256 and $42,558,
respectively.

 PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding seventeen years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. In fiscal 2000, the Company discontinued its Ocufit project in the Medical/Trek business unit resulting in the write-off of $353,000 in cost and $34,000 in accumulated amortization. Accumulated patent amortization was $100,675 and $89,943 at June 30, 2002 and 2001, respectively. Amortization expense for the years ended 2002, 2001 and 2000 was $10,733, $10,733 and 15,062, respectively.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

     The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents are as follows:

                                                               YEAR ENDING
                                                                JUNE 30,
                                                               -----------
2003........................................................    $ 51,358
2004........................................................      41,973
2005........................................................      28,835
2006........................................................      28,835
2007........................................................      27,093
                                                                --------
                                                                $178,094
                                                                ========

 GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Radiance and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of the net assets acquired.

     In accordance with SFAS No. 142, effective July 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment test to be completed by December 31, 2001. In November 2001, the Company engaged an independent professional appraiser to assist management in evaluating whether the intangible assets were impaired and to review the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. The independent appraisal concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. In light of the independent appraisal, management has decided that the original classification was incorrect, and therefore should be restated to that of the independent appraisal. The result of this correction is solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets has not changed. Therefore, this correction had no effect on reported earnings, net worth or cash flows for any prior fiscal years.

     The independent professional appraiser engaged by the Company in November 2001 evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. The appraiser concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical/Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical/Trek business unit. In accordance with SFAS 142, the Company's intangible assets will be assessed on an annual basis. The professional appraisal also concluded that trademarks and trade names had an indefinite life.

     Goodwill as of June 30, 2002, as allocated by reportable segment is as follows:

                                                                GOODWILL
                                                               -----------
Sonomed.....................................................   $ 9,525,550
Vascular....................................................       941,218
Medical/Trek................................................       125,027
                                                               -----------
                                                               $10,591,795
                                                               ===========

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

     Accumulated amortization of goodwill at June 30, 2002 and 2001 was $1,378,292 and $1,378,292, respectively. Amortization of goodwill for the years ended June 30, 2002, 2001 and 2000 was $-0-, $813,347 and $433,799,
respectively. Accumulated amortization of trademarks and trade names at June 30, 2002 and 2001 was $63,194 and $63,194, respectively. Amortization of trademarks and trade names for the years ended June 30, 2002, 2001 and 2000 was $-0-, $43,332 and $19,862, respectively.

     The adjustment of previously reported net income and earnings per share related to SFAS 142 primarily represents previous amortization of goodwill and trademarks and trade names. The impact on net income, basic net earnings per share and diluted net earnings per share for each of the last three fiscal years is disclosed below:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                     ---------------------------------
                                                       2002        2001        2000
                                                     --------   ----------   ---------
Net income:
  Reported net income (loss).......................  $978,857   $  592,200   $(863,652)
  Add: SFAS 142 adjustment.........................        --      856,679     453,661
                                                     --------   ----------   ---------
  Adjusted net income..............................  $978,857   $1,448,879   $(409,991)
                                                     ========   ==========   =========
Basic net income (loss) per share:
  Reported net income (loss).......................  $  0.293   $    0.180   $  (0.266)
  Add: SFAS 142 adjustment.........................        --        0.260       0.140
                                                     --------   ----------   ---------
  Adjusted net income..............................  $  0.293   $    0.440   $  (0.126)
                                                     ========   ==========   =========
Diluted net income (loss) per share:
  Reported net income (loss).......................  $  0.291   $    0.179   $  (0.266)
  Add: SFAS 142 adjustment.........................        --        0.259       0.140
                                                     --------   ----------   ---------
  Adjusted net income..............................  $  0.291   $    0.438   $  (0.126)
                                                     ========   ==========   =========

(4) LONG-TERM RECEIVABLE

     The Company entered into a loan agreement with an individual who was involved in the development of its Ocufit SR(R) drug delivery system. The note for $150,000, principal and accrued interest at three percent, is due May 2005.

(5) PNC LINE OF CREDIT AND LONG-TERM DEBT

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement of the company to maintain a $1,000,000 certificate of deposit with PNC Bank, N.A. The interest rate on the term loan was based on prime plus 1.0% and the line of credit rate was based on prime plus 0.75%. Escalon paid $100,000 in finance fees that offset the outstanding balance of the term loan and are being amortized over the term of the loans using the effective interest method. An interest rate cap agreement is used to reduce the potential impact of increases in interest rates on the floating-rate term loan. At June 30, 2002, Escalon was party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from PNC Bank, N.A., the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period July 1, 2002 through January 1, 2003. Escalon paid $122,800 in interest rate cap protection fees that also offset the outstanding balance of the loans. These fees are being amortized over the term of the loans using the effective interest method.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

     On November 28, 2001, Escalon amended its loan agreement with PNC Bank, N.A. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of June 30, 2002, the amount outstanding against this line of credit is $1,250,000. Principal payments due on the term loan have been amended such that the balance is due within the five-year term of the original agreement including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50, respectively. At June 30, 2002, the interest rates applicable to the term loan and line of credit were 6.50% and 6.25%, respectively. PNC Bank, N.A.'s prime rate as of June 30, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to PNC Bank, N.A. warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement. Commencing March 1, 2002, the Company began paying a 1.0% facility payable quarterly based on the aggregate principle amount outstanding under the line of credit and term loan on January 1 of each year until June 30, 2004. All of the Company's assets collateralize these agreements.

     The term loan and the line of credit contain various covenants, including a requirement to maintain a defined ratio of historical earnings before interest, taxes, depreciation and amortization ("EBITDA") to future debt repayments. Due to the graduated nature of the debt repayment, Escalon did not achieve the EBITDA to debt ratio, resulting in a technical default under the loan agreements. PNC Bank, N.A. has waived this requirement of the agreement as of June 30, 2002, and for the twelve-month period ending July 1, 2003.

     On January 21, 1999, the Company's Vascular subsidiary and Radiance Medical Systems, Inc. ("Radiance") entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Radiance's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 21, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments Escalon paid $17,558 in cash to Radiance, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments commencing April 15, 2002, and has issued 50,000 shares of Escalon Common Stock to Radiance.

     Following are maturities of long-term debt for each of the next five years:

                                         PNC BANK    RADIANCE     DEFERRED
YEAR ENDING JUNE 30,                    TERM LOAN      LOAN     FINANCE FEES     TOTAL
--------------------                    ----------   --------   ------------   ----------
2003..................................  $1,950,000   $260,932    $(124,969)    $2,085,963
2004..................................   4,800,000    260,932           --      5,060,932
2005..................................          --    130,461           --        130,461
2006..................................          --         --           --             --
2007..................................          --         --           --             --
                                        ----------   --------    ---------     ----------
                                        $6,750,000   $652,325    $(124,969)    $7,277,356
                                        ==========   ========    =========     ==========

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

(6) CAPITAL STOCK TRANSACTIONS

  CAPITALIZATION

     In November 1999, Escalon Medical Corp., a California corporation ("Escalon California"), merged with and into one of its wholly owned subsidiaries, Escalon Medical Corp. (Formerly Escalon Delaware, Inc.), a Delaware corporation, for the purpose of reincorporating Escalon California in the state of Delaware. Pursuant to the merger, the separate corporate existence of Escalon California ceased and the Company is the surviving corporation. In November 2001, Escalon Medical Corp., a Delaware corporation ("Escalon Delaware"), merged with and into one of its wholly owned subsidiaries, Escalon Medical Corp. (Formerly Escalon Pennsylvania, Inc.), a Pennsylvania corporation, for the purpose of reincorporating Escalon Delaware in the state of Pennsylvania. Pursuant to the merger, the separate corporate existence of Escalon Delaware ceased and the Company is the surviving corporation.

  STOCK OPTION PLANS

     Escalon has in effect five employee stock option plans, which provide for incentive and non-qualified stock options to purchase a total of 1,373,268 shares of the Company's Common Stock. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of the grant. Vesting generally occurs ratably over five years and is exercisable over a period no longer than ten years after the grant date. As of June 30, 2002, options to purchase 1,153,458 shares of the Company's Common Stock were granted, 976,765 were exercisable and 178,497 were reserved for future grants.

     Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted after December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Sholes option pricing method. For all years presented, the expected option life of one year from vesting and an expected dividend rate of 0.0 percent were used. The weighted average assumptions used in fiscal 2000 were a risk-free interest rate of 5.94 percent and an expected volatility of 1.502.

     For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The pro forma net loss for fiscal 2000 would have been $1,022,768, and the basic and diluted earnings per share of Common Stock would be ($0.32).

     The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2002, 2001 and 2000:

                                         2002                         2001                        2000
                              --------------------------   --------------------------   ------------------------
                               COMMON        WEIGHTED       COMMON        WEIGHTED      COMMON       WEIGHTED
                                STOCK        AVERAGE         STOCK        AVERAGE        STOCK       AVERAGE
                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                              ---------   --------------   ---------   --------------   -------   --------------
Outstanding at beginning of
  year......................  1,090,000       $2.301         837,000       $2.377       314,500       $2.122
  Granted...................    171,750       $2.674         264,500       $2.046       546,000       $2.510
  Exercised.................    (53,667)      $1.998              --       $   --            --       $   --
  Forfeited.................    (54,625)      $2.008         (11,500)      $1.962       (23,500)      $1.949
                              ---------       ------       ---------       ------       -------       ------
Outstanding at end of
  year......................  1,153,458       $2.385       1,090,000       $2.301       837,000       $2.377
Exercisable at end of
  year......................    976,765                      841,542                    468,743
                              =========                    =========                    =======
Weighted average fair value
  of options granted during
  year......................                  $   --                       $   --                     $0.733
                                              ======                       ======                     ======

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

     Options granted during fiscal 2002 have a weighted average exercise price of $2.674 and a remaining contractual life of 9.39 years. Those issued in fiscal 2001 have a weighted average exercise price of $2.046 and a remaining contractual life of 8.29 years. Fiscal 2000 option grants have a weighted average exercise price of $2.510 and a remaining contractual life of 7.49 years. Options were exercised during fiscal 2002 between $1.5625 and $2.3750 per share.

(7) INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, which are primarily considered to be non-current, consisted of the following:

                                                                    AT JUNE 30,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Deferred tax assets:
  Reserves and allowances..................................  $  (147,243)  $    58,000
  Net operating loss carryforwards.........................    9,009,927     9,206,000
  Tax credit carryforwards.................................      562,000       562,000
                                                             -----------   -----------
                                                               9,424,684     9,826,000
Valuation allowance........................................   (9,424,684)   (9,826,000)
                                                             -----------   -----------
Net deferred taxes.........................................  $        --   $        --
                                                             ===========   ===========

     At June 30, 2002, Escalon had federal income tax and state income tax net operating loss carryforwards of approximately $25,762,000 and $2,717,000, respectively. The difference between federal and state carryforward amounts is primarily attributable to the Company's discontinuing its operations in California. Federal and state operating loss carryforwards and tax credits will expire at various dates between 2003 and 2013.

     The timing and manner in which the Company will utilize net operating loss carryforwards to reduce federal taxable income in any year, or in total, will be limited by provisions of the Internal Revenue Code, Section 382, and related sections, which address changes in stock ownership. The annual limitation is $2,763,638, of which $21,069,179 is cumulatively available to reduce 2002 federal taxable income. Such limitations may have an impact on the ultimate realization of these federal income tax carryforwards. The increase in the deferred tax asset arising from net operating loss carryforwards and the related valuation allowance from 2002 to 2001 is primarily attributable to the impact of
Section 382.

     For the years ended June 30, 2002 and 2001, Escalon recorded valuation allowances of $9,424,684 and $9,826,000, respectively, based on uncertainty with respect to the ultimate realization of the net deferred tax assets. The decrease is a result of current taxable income recognized for the fiscal year ended June 30, 2002.

     In fiscal 2002 and 2001, no provision was required because of net operating loss carryforwards. In fiscal 2000, Escalon recognized a tax benefit of approximately $300,000, which was offset by a related valuation allowance.

     Approximately $8,200,000 of the federal net operating loss carryforward at June 30, 2002 represents amounts that were transferred to the Company as a result of the acquisition of EOI. Use of this transferred net operating loss is also limited under Section 382. Any tax benefit realized from such use would first reduce acquired goodwill. Although the Company believes that the acquisition of EOI qualified as a tax-free reorganization, there is no certainty that the Internal Revenue Service will agree. If the acquisition were not to

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
qualify as a tax-free reorganization, the net operating loss carryforward of EOI would be treated as a purchase of assets and the tax basis of the acquired assets would be increased.

(8) OPERATING LEASES

     Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 2002 are as follows:

YEAR ENDING JUNE 30,                                           AMOUNT
--------------------                                          --------
2003........................................................  $296,117
2004........................................................   278,461
2005........................................................   146,262
2006........................................................   119,040
2007........................................................   128,960
                                                              --------
Total.......................................................  $968,840
                                                              ========

     Rent expense charged to operations during the years ended June 30, 2002, 2001 and 2000 was $338,540, $294,050 and $210,118, respectively. Through June
30, 2000, Escalon leased its Pennsylvania facility from an entity that is 100 percent owned by the Chief Executive Officer and Chairman of the Board of the Company. The lease was classified as an operating lease. In August 2000, the facility was sold to a party unrelated to Escalon. Rent expense was approximately $24,000 in fiscal 2000.

(9) RETIREMENT PLAN

     Escalon adopted a 401(K) retirement plan effective January 1, 1994. Employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plans inception.

     On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(K) profit sharing plan, which became effective on January 14, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Under the terms of the plan, which covers all employees who qualify under certain age and length of service requirements, the Company makes non-elective contributions on behalf of each participant eligible to share in matching contributions for the plan year.

     The Company's matching contribution is equal to 50 percent of such participant's voluntary employee contributions, up to a maximum of 10 percent of each employee's compensation. Escalon's contribution for the fiscal years ended June 30, 2002, 2001 and 2000 was $40,906, $25,615 and $10,008, respectively.

(10) LICENSE OF INTELLECTUAL LASER PROPERTIES

     In October 1997, Escalon licensed its intellectual laser properties to a privately held company in exchange for an initial 25 percent equity interest in the privately held company. As a result of raising money from outside investors, as of June 30, 2002, the Company's interest has been diluted to 2.48 percent. Escalon is entitled to a 2.5 percent royalty on future product sales that are based on the Company's patented technology; a 1.5 percent royalty on product sales not dependent on the Company's technology and an annual license fee of $10,000 in 2000 and $15,000 per year thereafter during the term of the license. The license fee may be credited in full against all royalties otherwise due to be paid to the Company. Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $0. In December 1999, the privately held company received its first 510(K) approval from the FDA. The privately held company began selling its products in calendar 2002.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

(11) ACQUISITION OF RADIANCE'S VASCULAR BUSINESS UNIT

     On January 21, 1999, Escalon acquired substantially all of the assets used exclusively in Radiance's Vascular Access business unit, which uses Doppler technology to aid medical personnel in locating difficult arteries and veins. This business combination was accounted for as a purchase. The results of operations for this business unit are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $2,104,442, which exceeded the fair value of the net assets of Radiance by $1,086,110. The excess is classified as goodwill and, in accordance with SFAS No. 142, will be assessed annually for impairment.

     At the time of acquisition, the Company and Radiance entered into an Assets Sale and Purchase Agreement. Pursuant to this Assets Sale and Purchase Agreement, the Company agreed to pay royalties based on future sales of products of the Vascular business unit for a period of five years following the close of this sale, with a guaranteed minimum royalty of $300,000 per year. In lieu of the Company paying guaranteed minimum royalties over the remaining three years, the Company has renegotiated with Radiance a lump-sum amount of $717,558 plus interest to be paid over three years, as set forth in the Amendment and Supplement to Asset Sale and Purchase Agreement and Release dated February 28, 2001. In connection therewith, the Company delivered to Radiance a term note in the amount of $717,558, with interest at the prime rate as published in the Wall Street Journal (New York Edition) plus one percent, with interest only payable quarterly beginning on May 31, 2001 through January 15, 2002 and principle and interest payable in eleven quarterly installments beginning on April 15, 2002. In addition, the Amendment also accounts for $182,442 of accrued royalties for the period ended January 21, 2001. Pursuant to the Amendment, the Company paid $17,558 to Radiance, delivered a Short-Term Note in the amount of $64,884, with interest at the prime rate as published in The Wall Street Journal (New York Edition) plus one percent, with interest only payable quarterly beginning on May 31, 2001 and principle and interest payable in full on January 15, 2002, and issued to Radiance 50,000 shares of the Company's Common Stock valued at $100,000. The Company used its best efforts to register the shares of the Company's Common Stock issued to Radiance in the Amendment on Form S-3 under the Securities Act of 1933 in a manner that, upon being declared effective, constituted a "shelf" registration for the purposes of Rule 415 under the Securities Act of 1933.

(12) SALE OF ADATOSIL(R) PRODUCT LINE

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

(13) ACQUISITION OF SONOMED, INC.

     On January 14, 2000, Escalon purchased all of the outstanding capital stock of Sonomed, a privately held manufacturer and marketer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition (net of cash acquired) was $12,212,540, $11,212,488 was allocated to proprietary rights and intangible assets, including $10,547,488 to goodwill and $665,000 to trademarks and trade names. In accordance with FAS 142, these intangible assets will be assessed annually for impairment.

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

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

     The following pro forma results of operations information has been provided to give effect to the purchase as if such transaction has occurred at the beginning of the period presented. The information presented is not necessarily indicative of future operations of the combined companies.

                        PRO FORMA RESULTS OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                  (UNAUDITED)

Revenues....................................................  $10,553,616
Net income..................................................  $   136,164
Basic net income per share..................................  $     0.042
Diluted net income per share................................  $     0.042
Weighted average shares -- basic............................    3,242,184
Weighted average shares -- diluted..........................    3,254,250

(14) SEGMENTAL REPORTING

     During the years ended June 30, 2002 and 2001, Escalon's operations were classified into four principle reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

        SEGMENTAL STATEMENTS OF OPERATION -- FISCAL YEARS ENDED JUNE 30,

                             SONOMED           VASCULAR         MEDICAL/TREK       DIGITAL        OTHER            TOTAL
                        -----------------   ---------------   ----------------   -----------   -----------   -----------------
                         2002      2001      2002     2001     2002      2001    2002   2001   2002   2001    2002      2001
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Revenue, net..........  $ 6,071   $ 5,988   $2,634   $2,117   $ 3,102   $3,775   $267   $ --   $ --   $ --   $12,074   $11,880
Costs and expenses:
Cost of goods sold....    2,704     2,237      988    1,016       838    1,043    110     --     --     --     4,640     4,296
Research and
 development..........      409       321       64       22        76      157     --     --      6     (8)      555       492
Marketing, general and
 administrative.......    1,441     1,942      999    1,127     2,510    2,348    129     --     18     14     5,097     5,431
Corporate admin
 allocation...........      782       459      526       --    (1,349)    (459)    41     --     --     --        --        --
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
   Total costs and
     expenses.........    5,336     4,959    2,577    2,165     2,075    3,089    280     --     24      6    10,292    10,219
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Income from
 operations...........      735     1,029       57      (48)    1,027      686    (13)    --    (24)    (6)    1,782     1,661
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Other income and
 expenses:
Termination of JV.....       --        --       --       --        --       --    (24)    --     --     --       (24)       --
Equity in loss of
 unconsolidated JV....       --        --       --       --        --       --      8    (19)    --     --         8       (19)
Interest income.......       --        --       --       --         2        2     --     --     --     --         2         2
Interest expense......     (742)   (1,029)     (48)     (23)       --       --     --     --     --     --      (790)   (1,052)
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
   Total other income
     and expenses.....     (742)   (1,029)     (48)     (23)        2        2    (16)   (19)    --     --      (804)   (1,069)
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Income taxes..........       --        --       --       --        --       --     --     --     --     --        --        --
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Net income (loss).....       (7)       --        9      (71)    1,029      688    (29)   (19)   (24)    (6)      978       592
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------
Depreciation and
 amortization.........       16       750       45      128       227      145     --     --     18     16       306     1,039
Assets................   11,988    12,123    2,465    2,652     1,983    2,180    296     --    211    843    16,943    17,798
Expenditures for long-
 lived assets.........       22        16       --       22        65      149     --     --     --     --        87       187
                        -------   -------   ------   ------   -------   ------   ----   ----   ----   ----   -------   -------

     The Company operates in the healthcare market, specializing in the development, manufacture marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purpose of this illustration corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based primarily on each segment's net revenue. These expenses are otherwise included in the Medical/Trek business unit.

     During the fiscal years ended June 30, 2002, Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sales of Silicone Oil.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

Commencing January 1, 2002, Digital derived its revenues from the sales of the CFA digital imaging system and related products.

     During the fiscal years ended June 30, 2002 and 2001, Escalon had one entity, Bausch & Lomb, from which greater than 10 percent of consolidated net revenues were derived. Revenues from Bausch & Lomb were $2,186,000, or 18.11 percent of consolidated net revenues during the fiscal year ended June 30, 2002, and were $2,675,000, or 22.52 percent of consolidated net revenues during the fiscal year ended June 30, 2001. This revenue is recorded in the Medical/Trek business unit. Of the external revenues reported above, $2,240,000, $169,000, $43,000, and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the fiscal year ended June 30, 2002; and $2,068,000, $170,000, $74,000, and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the fiscal year ended June 30, 2001.

(15) DERIVATIVE FINANCIAL INSTRUMENT

     The Company entered into an interest rate collar transaction with a financial institution, which is considered a derivative financial instrument, to hedge its variable interest rate on its term loan (Note 4). The agreement is used to reduce the potential impact of increases in interest rates on the Company's floating-rate debt. The Company does not utilize interest rate swap agreements or other financial instruments for trading or other speculative purposes. The notional amount of the interest rate cap agreement is $3,000,000 and management believes that losses related to credit risk are remote.

     The fair value of the derivative financial instrument, which is the amount the Company would receive or pay to terminate the agreement is not significant. No carrying amount was recorded in the accompanying balance sheet and no gains or losses were recognized in income during fiscal 2002.

(16) LITIGATION

     As previously reported in reports filed with the Securities and Exchange Commission, on or about June 8, 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc., et al., 95 Civ. 4299, was filed in the United States District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter to which the Company is no longer a party). The plaintiff purports to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleges that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc. issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserts claims under section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount are sought, as well as constructive trust over the proceeds from the sale of stock pursuant to the offering.

     On June 6, 1996, the court denied a motion by Escalon and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company Defendants filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

     In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company reached an agreement to settle this action on its behalf and on the behalf of its former and present officers and directors, for $500,000. The court approved the settlement after a fairness hearing on September 11, 2002. The Company's directors and officers insurance carrier has agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier have deposited such funds in an escrow account.

     On November 8, 2001, Escalon Digital Vision, Inc., a wholly owned subsidiary of the Company, initiated an action against MegaVision, Inc., Ken Boydston, Mark Maio and Ophthalmic Imaging Services, Inc. in the

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES

United States District Court for the Eastern District Court for the Eastern District of Pennsylvania seeking damages and equitable relief for disputes arising between the parties and arising from the operations of Escalon Medical Imaging, LLC. Escalon Medical Imaging, LLC is a joint venture between Escalon Digital Vision, Inc. and MegaVision, Inc. The action was docketed as Escalon Medical Imaging, LLC and Escalon Digital Vision, Inc. v. MegaVision, Inc., Ken Boydston, Ophthalmic Imaging Systems and Mark Maio, Civil Action No.: 01-CV-5669 ("Lawsuit"). Without admitting liability, fault or wrongdoing and to provide an amicable resolution to the dispute, Escalon Digital Vision, Inc., Escalon Medical Imaging, LLC, MegaVision, Inc., Ken Boydston and Mark Maio have executed agreements to settle the Lawsuit. As part of the settlement Digital is conducting all operations concerning manufacture, marketing, distribution and support of the CFA camera system. Without admitting liability, fault, or wrongdoing and in order to avoid the time and expense of the Lawsuit, Digital, Escalon Medical Imaging, LLC and Mark Maio executed settlement agreement and mutual release to settle the Lawsuit. The settlements did not have a material financial impact on the Company. The Company received $363,536 net assets, largely in the form of accounts receivable, inventory and fixed assets, in lieu of cash, to reduce its balance due of $432,692 from Escalon Medical Imaging, LLC as a condition of the settlement. The remaining balance due of $23,434 was charged as a loss from termination of joint venture.

(17) REVENUE, NET

     Revenues, net include quarterly payments earned in connection with the sale of the Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. This revenue totaled $1,754,000 for fiscal 2002 and $2,254,000 for the period beginning on the commencement date of August 13, 2000 through June 30, 2001. The Company is entitled to receive additional consideration, in varying amounts, through fiscal 2005. Included in accounts receivable as of June 30, 2002 and 2001 was $457,000 and $726,000, respectively.