Form 10-Q
period 2002-09-30
ESCALON MEDICAL CORP
filed 2002-11-14
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

| | Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from ________ to _______

                         COMMISSION FILE NUMBER 0-20127

                             -----------------------

                              ESCALON MEDICAL CORP.
             (exact name of Registrant as specified in its charter)

                             -----------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES |X| NO | |

      Indicate the number of shares of outstanding stock of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date: NOVEMBER 14, 2002      Shares of Common Stock, $0.001 par value: 3,345,851

================================================================================

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I   FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements                            3

                 Condensed Consolidated Balance Sheets as of September 30,
                 2002 and June 30, 2002                                                 3

                 Condensed Consolidated Statements of Operations for the Three
                 Months Ended September 30, 2002 and 2001                               4

                 Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended September 30, 2002 and 2001                               5

                 Notes to Condensed Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                             15

         Item 3. Quantitative and Qualitative Disclosures about Market Risk            24

         Item 4. Controls and Procedures                                               25

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                                     25

         Item 6. Exhibits and Reports on Form 8-K                                      25

         Signatures                                                                    26

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,        June 30,
                                                                                            2002               2002
                                                                                        ------------       ------------
                                                                                         (Unaudited)         (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                             $    164,842       $    220,826
  Accounts receivable, net                                                                 2,112,298          2,093,877
  Inventory, net                                                                           1,707,723          1,572,067
  Other current assets                                                                       419,539            400,820
                                                                                        ------------       ------------
    Total current assets                                                                   4,404,402          4,287,590
                                                                                        ------------       ------------
Long-term note receivable                                                                    150,000            150,000
                                                                                             597,795            626,377
Furniture and equipment, net                                                              10,591,795         10,591,795
Goodwill                                                                                     601,806            601,806
Trademarks and trade names, net                                                              236,231            246,988
License and distribution rights, net                                                         190,858            193,541
Patents, net                                                                                 129,874            214,344
Other assets                                                                           ------------        ------------
                                                                                        $ 16,902,761       $ 16,912,441
    Total assets                                                                       =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                        $  1,400,000       $  1,250,000
  Current portion of long-term debt                                                        2,314,419          2,085,963
  Accounts payable                                                                           622,422            531,665
  Accrued compensation                                                                       448,169            498,954
  Other current liabilities                                                                  189,081            161,115
                                                                                        ------------       ------------
    Total current liabilities                                                              4,974,091          4,527,697
Long-term debt, net of current portion                                                     4,476,160          5,191,393
                                                                                        ------------       ------------
    Total liabilities                                                                      9,450,251          9,719,090
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued                --                 --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,345,851
    shares issued and outstanding at September 30, 2002 and June 30, 2002                      3,346              3,346
  Additional paid-in capital                                                              46,228,710         46,228,710
  Accumulated deficit                                                                    (38,779,546)       (39,038,705)
                                                                                        ------------       ------------
    Total shareholders' equity                                                             7,452,510          7,193,351
                                                                                        ------------       ------------
Total liabilities and shareholders' equity                                              $ 16,902,761       $ 16,912,441
                                                                                        ============       ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                          2002              2001
                                                      -----------       -----------
Revenues, net                                         $ 3,008,340       $ 2,915,715
                                                      -----------       -----------

Costs and expenses:
  Cost of goods sold                                    1,078,919         1,228,262
  Research and development                                190,318           122,786
  Marketing, general and administrative                 1,288,128         1,145,598
                                                      -----------       -----------
     Total costs and expenses                           2,557,365         2,496,646
                                                      -----------       -----------

Income from operations                                    450,975           419,069
                                                      -----------       -----------

Other income and expenses:

  Equity in loss of unconsolidated joint venture               --            (8,601)
  Interest income                                             650               889
  Interest expense                                       (192,466)         (207,042)
                                                      -----------       -----------
     Total other income and expenses                     (191,816)         (214,754)
                                                      -----------       -----------

Net income                                            $   259,159       $   204,315
                                                      ===========       ===========

Basic net income per share                            $     0.077       $     0.062
                                                      ===========       ===========

Diluted net income per share                          $     0.076       $     0.062
                                                      ===========       ===========

Weighted average shares - basic                         3,345,851         3,292,184
                                                      ===========       ===========

Weighted average shares - diluted                       3,403,863         3,302,379
                                                      ===========       ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three months ended September 30,
                                                                            2002                2001
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 259,159           $ 204,315
Adjustments to reconcile net income to net cash
  used in operating activities:

    Depreciation and amortization                                           87,899              49,944
    Disposal of furniture and equipment                                        927                  --
    Equity in net loss of unconsolidated joint venture                          --               8,601
    Change in operating assets and liabilities:
      Accounts receivable, net                                             (18,421)            212,052
      Inventory, net                                                      (135,656)            133,502
      Other current and long-term assets                                    65,751              96,175
      Accounts payable, accrued and other liabilities                       67,938             (79,830)
                                                                         ---------           ---------
         Net cash provided by operating activities                         327,597             624,759
                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Advances to unconsolidated joint venture, net                               --             186,058
    Purchase of fixed assets                                               (18,348)            (21,698)
                                                                         ---------           ---------
         Net cash (used in) / provided by investing activities             (18,348)            164,360
                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit borrowing / (repayment), net                            150,000            (326,009)
    Principal payments on term loans                                      (515,233)           (350,000)
                                                                         ---------           ---------
         Net cash used in financing activities                            (365,233)           (676,009)
                                                                         ---------           ---------

         Net (decrease) / increase in cash and cash equivalents            (55,984)            113,110

Cash and cash equivalents, beginning of period                             220,826              80,830
                                                                         ---------           ---------
Cash and cash equivalents, end of period                                 $ 164,842           $ 193,940
                                                                         =========           =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                            $ 142,249           $ 233,725
                                                                         =========           =========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. and its subsidiaries Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital"), Sonomed EMS Srl ("Sonomed EMS") and Escalon Pharmaceutical, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC").

      Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2003.

      For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002 included in the Company's annual report on Form 10-K.

2.    COMPANY OVERVIEW

      The following discussion should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q.

      Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly-owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Sonomed EMS Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices.

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

      To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology during fiscal 2002. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, Digital formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

3.    NEW PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144), "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on July 1, 2002, which did not have a material impact on the Company's financial position or results of operations. In January 2002, the SEC issued an interpretive release on disclosure related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions and is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those risk factors presented in this and other Company filings.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for the extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Cost Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

4.    PER SHARE INFORMATION

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months ended
                                                      September 30,
                                                  2002             2001
                                               ----------       ----------
Numerator:
  Numerator for basic and diluted
    earnings per share:
  Net income                                   $  259,159       $  204,315
                                               ----------       ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares             3,345,851        3,292,184
  Effect of dilutive securities:
    Employee stock options                         58,012           10,195
                                               ----------       ----------
Denominator for diluted earnings
  per share - weighted average and
  assumed conversion                            3,403,863        3,302,379
                                               ==========       ==========
Basic earnings per share                       $    0.077       $    0.062
                                               ==========       ==========
Diluted earnings per share                     $    0.076       $    0.062
                                               ==========       ==========

5.    INVENTORIES

      Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                            September 30,       June 30,
                                                 2002             2002
                                            -------------      -----------
Raw Materials/Work in Process                $ 1,307,326       $ 1,273,611
Finished Goods                                   445,350           343,409
                                             -----------       -----------
                                               1,752,676         1,617,020
Valuation Allowance                              (44,953)          (44,953)
                                             -----------       -----------

   Total inventory                           $ 1,707,723       $ 1,572,067
                                             ===========       ===========

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

      The independent professional appraiser engaged by the Company in November 2001 evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. The appraiser concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical / Trek business and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical / Trek business unit. In accordance with SFAS 142, the Company's intangible assets will be assessed on an annual basis.

      Goodwill and other intangible assets as of September 30, 2002, as allocated by reportable segment are as follows:

                                                    Gross                               Net
                                                   Carrying      Accumulated         Carrying
            GOODWILL                                Amount       Amortization         Amount
                                                 -----------      -----------       -----------
            Medical / Trek                       $   272,786      $  (147,759)      $   125,027
            Sonomed                               10,547,488       (1,021,938)        9,525,550
            Vascular                               1,149,813         (208,595)          941,218
                                                 -----------      -----------       -----------
             Total                               $11,970,087      $(1,378,292)      $10,591,795
                                                 ===========      ===========       ===========

                                                    Gross                               Net
                                                   Carrying      Accumulated         Carrying
                                                    Amount       Amortization         Amount
                                                 -----------      -----------       -----------
            AMORTIZED INTANGIBLE ASSETS
            Patents
            Medical / Trek                       $   257,301      $  (103,358)      $   153,943
            Vascular                                  36,915               --            36,915
                                                 -----------      -----------       -----------
             Total                               $   294,216      $  (103,358)      $   190,858
                                                 ===========      ===========       ===========
            License and distribution rights
            Medical / Trek                       $   180,182      $  (150,153)      $    30,029
            Pharmaceutical                           272,185          (65,983)          206,202
                                                 -----------      -----------       -----------
             Total                               $   452,367      $  (216,136)      $   236,231
                                                 ===========      ===========       ===========
            UNAMORTIZED INTANGIBLE ASSETS
            Trademarks and trade names
            Sonomed                              $   665,000      $   (63,194)      $   601,806
                                                 -----------      -----------       -----------
             Total                               $   665,000      $   (63,194)      $   601,806
                                                 ===========      ===========       ===========

      Amortization expense for the three-month periods ended September 30, 2002 and 2001, as allocated by business segment are as follows:

                                                     For the three-month period
                                                         ended September 30,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
            Goodwill amortization
            Medical / Trek                           $     --          $     --
            Sonomed                                        --                --
            Vascular                                       --                --
            Patent amortization
            Medical / Trek                           $  2,683          $  2,683
            Vascular                                       --                --
            License and distribution rights
             amortization
            Medical / Trek                           $  5,631          $  5,631
            Pharmaceutical                              5,126             4,727
            Trademarks and trade names
            Sonomed                                  $     --          $     --

            Net income                               $259,159          $204,315

7.    LINE OF CREDIT AND LONG-TERM DEBT

      On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. PNC Bank, N.A. (the "Bank") granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. At September 30, 2002, Escalon remained party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from the Bank, the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period from October 1, 2002 through January 1, 2003. The finance and interest rate cap fees are being amortized over the term of the loans using the effective interest method. The unamortized finance and interest rate cap fees offset the outstanding balance of the loans.

      On November 28, 2001, Escalon amended its loan agreement with the Bank. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of September 30, 2002, the amount outstanding against this line of credit was $1,400,000. Principal payments due on the term loan were amended such that the balance remains due within the five-year term of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. At September 30, 2002, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. The Bank's prime rate at September 30, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to the Bank, warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement, which is being amortized over the life of the loans. The unamortized balance offsets the outstanding balance of the loans. Pursuant to the amended agreement, on March 1, 2002, the Company began paying a 1.0% facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

      The term loan and line of credit contain various covenants among which is a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio, resulting in a technical default under the amended loan agreement. The Bank waived this requirement of the amended agreement as of September 30, 2002, and for the twelve-month period ending October 1, 2003.

8.    LITIGATION

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

      In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company reached an agreement to settle this action on its behalf and on the behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier deposited such funds in an escrow account in 1996. The court approved the settlement after a fairness hearing on September 11, 2002.

9.    REVENUE, NET

      Revenue, net includes quarterly payments earned in connection with the sale of the Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line. For the three-month periods ended September 30, 2002 and 2001, this revenue totaled $443,000 and $444,000, respectively. Included in accounts receivable as of September 30, 2002 and June 30, 2002 were $443,000 and $457,000, respectively.

10.   SEGMENTAL INFORMATION

      During the three-month periods ended September 30, 2002 and 2001, Escalon's operations were classified into four principal reporting segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

                                                         For the three-month periods ended September 30,
                                                    (all numbers in the table below are reported in thousands)
                             ------------------------------------------------------------------------------------------------------
                                    Sonomed               Vascular          Medical / Trek       Digital              Total
                             --------------------    ------------------    ---------------   --------------    --------------------
                               2003        2002        2003      2002       2003     2002    2003     2002       2003        2002
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Revenue, net                 $  1,389    $  1,527    $   666    $   658    $  840   $  731   $ 113    $  --    $  3,008    $  2,916
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income from operations            184         192         21         15       258      212     (12)      --         451         419
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Other income and
  expenses:
Equity in loss of
  unconsolidated JV                --          --         --         --        --       --      --       (9)         --          (9)
Interest income                    --          --         --         --         1        1      --       --           1           1
Interest expense                 (184)       (192)        (9)       (15)       --       --      --       --        (193)       (207)
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income before taxes                --          --         12         --       259      213     (12)      (9)        259         204
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income taxes                       --          --         --         --        --       --      --       --          --          --
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Net income (loss)                  --          --         12         --       259      213     (12)      (9)        259         204
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Depreciation and
  amortization                      5          31         10         10        67        9       6       --          88          50
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Assets                         12,073      11,981      2,458      2,465     2,093    2,205     279      261      16,903      16,912
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Expenditures for long-
  lived assets                     --          15         --          6        18       --      --       --          18          21
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------

      The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies disclosed on the Company's most recently filed Form 10-K. For the purposes of this illustration, corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based primarily on each segments net revenue. These expenses are otherwise included in the Medical / Trek business unit.

      During the three-month periods ended September 30, 2002 and 2001, Sonomed derived its revenues from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical / Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sales of Silicone Oil and royalty revenues derived from a privately held entity. Commencing January 1, 2002, Digital derived its revenues from the sales of the CFA digital imaging system and related products.

      During the three-month periods ended September 30, 2002 and 2001, Escalon had one entity, Bausch & Lomb; from which greater than 10% of consolidated net revenues were derived. Revenues were $573,000, or 19.05% of consolidated net revenues for the three-month period ended September 30, 2002 and were $501,000, or 17.18% of consolidated net revenues for the three-month period ended September 30, 2001. This revenue is included in the Medical / Trek business unit. Of the consolidated revenues reported above, $543,000, $31,000, $10,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical / Trek and Digital, respectively, during the three-month period ended September 30, 2002; and $573,000, $42,000 and $9,000 were derived internationally in Sonomed, Vascular and Medical / Trek during the three-month period ended September 30, 2001.

11.   SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sonomed, Vascular, Pharmaceutical, Digital and Sonomed EMS. All intercompany transactions have been eliminated.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results in the future may ultimately differ from those estimates presently being made.

      REVENUE RECOGNITION

      The Company recognizes revenue from the sales of its products at the time of shipment when title and risk of loss transfer. With respect to additional consideration related to the sale of the Company's Silicone Oil product line and the licensing of the Company's intellectual laser property, revenue is recognized after notification from the customers of sales associated with the product line and intellectual property.

      STOCK-BASED COMPENSATION

      As permitted by Financial Accounting Standards Board Statement No.123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of the option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of the grant.

      INTANGIBLE ASSETS

      The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives.

      RECLASSIFICATIONS

      Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

12.   FORMATION OF SUBSIDIARY AND JOINT VENTURE

      The Company formed Sonomed EMS, Srl. ("Sonomed EMS") on September 26, 2002 as a wholly owned subsidiary. Sonomed EMS, based in Milan, Italy, is in the process of completing its organization under Italian law. Sonomed EMS will operate as a marketing division of Sonomed in Europe. The Company is forming a joint venture with one of its Asian distributors to expand its presence in the market. Sonoscan Holdings, Inc. ("Sonoscan") will be a British Virgin Island Company and Escalon will have a fifty percent share in its ownership. The formation of Sonoscan is in the preliminary stages, but the joint venture should assist Sonomed in making further progress in the Asian market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain statements contained in this Form 10-Q Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's plans to file applications with the Food and Drug administration (the "FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed; and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and investors, therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

      Escalon's liquidity is affected by many factors, some of which arise from fluctuations related to global markets and economies and some of which are based on the normal ongoing operations of the Company's businesses. For instance, the Company's current term loan with the Bank provides for quarterly principal payments, which increase every six months, including a $2,000,000 final balloon payment, which is due on June 30, 2004. Cash on hand, cash generated from operations and cash available from the line of credit may be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment is due. The Company will be required to secure additional debt or equity financing in order to satisfy the balloon payment, and management cannot assure that such financing will be available when required on acceptable terms.

CONCENTRATION OF REVENUES

      The Company realized 19.05% and 17.18% of its net revenue during the three-month periods ended September 30, 2002 and 2001, respectively, from Bausch & Lomb's sale of Silicone Oil. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on the Company's consolidated financial position; results of operations and cash flows; and the Company's stock price could be negatively impacted.

ECONOMIC AND REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

      It is difficult to ascertain if the current economic downturn has affected the Company's results. Management believes any effect has been limited to the Sonomed business unit. Any further decline in customers' markets or further decline in general economic conditions could result in reduction in demand for Escalon's products and services and could harm the Company's consolidated financial position, results of operations, cash flows and stock price. Should it become necessary due to economic climate, management cannot assure you that the Company will be able to reduce expenditures quickly enough to maintain profitability and service the Company's current debt. In addition, there is a risk that cost-cutting initiatives would impair Escalon's ability to effectively develop and market products and remain competitive in the industries in which the Company competes. These measures could have long-term effects on Escalon's business by reducing the Company's pool of technical talent, decreasing or slowing improvements in products, making it more difficult for the Company to respond to customers, limiting the Company's ability to increase production quickly if and when the demand for Escalon's products increases and limiting the Company's ability to hire and retain key personnel. These circumstances could cause Escalon's earnings to be lower than they otherwise might be.

      The Company could be affected by trends toward managed care, health-care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the Company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies. Changes in governmental laws, regulations and accounting standards and the enforcement thereof and agency or government actions or investigations involving the industry in general or the Company in particular may be adverse to the Company.

THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS

      The Company generally sells its products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introduction of new products and enhancements, the Company's products will become technologically obsolete over time, in which case the Company's revenue and operating results would suffer. The success of the Company's new product offerings will depend on several factors, including the Company's ability to: (i) properly identify customer needs, (ii) innovate and develop new technologies, services and applications,
(iii) successfully commercialize new technologies in a timely manner, (iv) manufacture and deliver Company products in sufficient volumes on time, (v) differentiate Company offerings from competitors' offerings, (vi) price Company products competitively, and (vii) anticipate competitors' announcements of new products, services or technological innovations.

DEPENDENCE ON KEY PERSONNEL

      The Company's future success depends partly on the continued service of key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If the Company fails to retain and hire a sufficient number of these personnel, the Company will not be able to maintain or expand its business.

ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

      In the normal course of business, the Company engages in discussions with third parties relating to, strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, strategic alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a strategic alliance or joint venture in a way that enhances the performance of the product lines to realize the value from expected synergies. Depending on the size and complexity of an strategic alliance or joint venture, the Company's successful integration of the entity depends on a variety of factors including: (i) the retention of key employees, (ii) the management of facility employees in separate geographical areas. All of these efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

      Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved. Recent events have made the investing public particularly sensitive to listed companies reporting practices and accounting policies in general. The SEC could make regulatory changes that could have a direct affect on the Company. Additionally, the Company may find it necessary to enforce its legal right with respect to patented and proprietary information. The outcome of any of these matters and the financial impact they may have on the Company cannot be foreseen.

VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN ITS LISTING ON THE NASDAQ SMALLCAP MARKET

      The public stock markets have experienced significant volatility in stock prices in recent years, which could cause the Company's stock price to experience severe price changes that are unrelated or disproportionate to the operating performance of the Company. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the healthcare industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

      The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. If the Company's securities were delisted, investors could find it more difficult to dispose of them, or to obtain accurate quotations as to the market value of the Company's securities.

COMPANY OVERVIEW

      The following discussion should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q.

      Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly-owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Sonomed EMS Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices.

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

      To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology during fiscal 2002. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, Digital formed a joint venture, Escalon Medical Imaging, LLC ("Imaging") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

      The Company expects that results of operations may fluctuate from quarter to quarter for a number of reasons, including: (i) anticipated order and shipment patterns of the Company's products; (ii) lead times to produce the Company's products; (iii) general competitive and economic conditions of the healthcare market; and (iv) availability of component parts and supplies from suppliers.

RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on July 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

      In January 2002, the SEC issued an interpretive release on disclosure related to liquidity and capital resources, including off-balance sheet arrangements or related party transactions and is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than those risk factors presented in this report and in other Company filings.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed above in Footnote 11. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

      Product revenues increased $92,000, or 3.16%, to $3,008,000 for the three-month period ended September 30, 2002 as compared to $2,916,000 for the same period last fiscal year. Revenues in the Sonomed business unit decreased $138,000, or 9.04%, to $1,389,000. This decrease is primarily attributed to a soft domestic market, where revenues have decreased $108,000, as well as in Europe, where revenues decreased $92,000. These decreases are offset by a $52,000 increase in the Asian market. Revenues in the Vascular business unit, which remained relatively flat, increased $8,000, or 1.22%, to $666,000. Revenues in the Medical / Trek business unit increased $109,000, or 14.91%, to $840,000. The increase primarily relates to a $73,000 increase in OEM revenue from a single customer. Revenues in the Digital business unit were $113,000 for the three-month period ended September 30, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002.

      Cost of goods sold totaled $1,079,000, or 35.87% of net revenue for the three-month period ended September 30, 2002 as compared to $1,228,000, or 42.11% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $579,000, or 41.68% of net revenue for the three-month period ended September 30, 2002 as compared to $712,000, or 46.63% of net revenue for the same period last fiscal year. This decrease relates product mix as well as a decrease in sales to distributors to whom Sonomed discounts its products resulting in lower unit sales prices. Cost of goods sold in the Vascular business unit totaled $240,000, or 36.04% of net revenue for the three-month period ended September 30, 2002 as compared to $345,000, or 52.43% of net revenue for the same period last fiscal year. The decrease relates primarily to a temporary increase in component costs that was experienced last fiscal year. Cost of goods sold in the Medical / Trek business unit totaled $217,000, or 25.83% of net revenue for the three-month period ended September 30, 2002 as compared to $171,000, or 23.39% of net revenue for the same period last fiscal year. When Silicone Oil revenue and royalty revenue earned from a privately held entity are excluded (no costs are associated with these revenue streams), cost of goods sold as a percentage of net revenue was 62.90% of net revenue and 59.58% of net revenue for the three-month periods ended September 30, 2002 and 2001, respectively. Cost of goods sold in the Digital business unit totaled $43,000, or 38.05% of net revenue for the three-month period ended September 30, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002.

      Marketing general and administrative expenses increased $142,000, or 12.39%, for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses increased $42,000, or 13.50% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Salaries and other personnel-related costs increased $19,000, primarily due to the addition of a salesperson for the Latin America and Asia markets. Commissions paid to independent sales representatives increased $17,000 due to their increased volume. In the Vascular business unit, marketing, general and administrative expenses increased $57,000, or 25.33% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Salaries and other personnel-related costs increased $32,000, primarily due to the addition of a clinical support specialist and incentive compensation programs. Travel-related expenses increased $8,000 as a result of increased headcount. Additionally, the Company began allocating to Vascular certain expenses related to the Wisconsin facility that previously were included in the Medical / Trek business unit. Marketing, general and administrative expenses in the Medical / Trek business unit decreased $39,000, or 6.39% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Corporate franchise taxes decreased $41,000 due to the reincorporation of the Company from Delaware to Pennsylvania. Also contributing to the decrease, the Company began allocating from the Medical / Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $31,000 increase in corporate insurance premiums. The increase relates to an audit of prior year premiums and premium increases being instituted by the insurance industry in general. Marketing, general and administrative expenses in the Digital business unit were $82,000 for the three-month period ended September 30, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002.

      Research and development expenses increased $67,000, or 54.47% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product redesign offset by a reduction in salaries and other personnel-related expenses a result of reduced headcount.

      The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002. During the three-month period ended September 30, 2001, the Company recognized a joint venture loss of $9,000.

      Interest income remained unchanged for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Interest income was $1,000 for both periods.

      Interest expense decreased $15,000 for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. The decrease resulted from lower average balances in the Company's term loan and line of credit with the Bank and the Company's note payable to Endologix, Inc.

      There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, Escalon had cash and cash equivalents of $165,000 as compared to $221,000 at June 30, 2002, a decrease of $56,000. Cash provided from operations was $328,000. These funds, in addition to $150,000 provided by additional borrowing on the line of credit with the Bank were used to pay down the Company's term loan with the Bank and its note payable to Endologix, Inc. by a combined $515,000. The Company also purchased $18,000 of fixed assets during the three-month period ended September 30, 2002.

      On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The Bank granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the Bank. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. At September 30, 2002, Escalon remained party to an interest rate cap agreement covering the term loan through January 1, 2003. The agreement entitles the Company to receive from the Bank, the counter-party to the agreement, on a monthly basis, the amounts, if any, by which the Company's interest payments exceed 10.0% for the period from October 1, 2002 through January 1, 2003. The finance and interest rate cap fees are being amortized over the term of the loans using the effective interest method. The unamortized finance and interest rate cap fees offset the outstanding balance of the loans.

      On November 28, 2001, Escalon amended its loan agreement with the Bank The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of September 30, 2002, the amount outstanding against this line of credit was $1,400,000. Principal payments due on the term loan were amended such that the balance remains due within the five-year term of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. At September 30, 2002, the interest rates applicable to the term loan and the line of credit were 6.50% and 6.25%, respectively. The Bank's prime rate at September 30, 2002 was 4.75%. In connection with the amended agreement, Escalon issued to the Bank, warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement that is being amortized over the life of the loans. The unamortized balance offsets the outstanding balance of the loans. Pursuant to the amended agreement, on March 1, 2002, the Company began paying a 1.0% facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

      The term loan and line of credit contain various covenants among which is a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio resulting in a technical default under the amended loan agreement. The Bank waived this requirement of the amended agreement as of September 30, 2002, and for the twelve-month period ending October 1, 2003.

      On January 21, 1999, the Company's Vascular subsidiary and Endologix, Inc. (formerly known as Radiance Medical Systems, Inc.) entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and issued 50,000 shares of Escalon Common Stock to Endologix.

      Cash on hand, cash generated from operations and cash available from the line of credit may be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment is due. The Company may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and management cannot assure you that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenues received from Bausch & Lomb, which are expected to continue in varying amounts through fiscal 2005. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on the Company's consolidated financial position; results of operations, cash flows and stock price could be negatively impacted.

      The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met. As of September 30, 2002, Escalon complied with these requirements. If Escalon's securities were delisted, an investor would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL REPORTING

      During the three-month periods ended September 30, 2002 and 2001, Escalon's operations were classified into four principal reporting segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

                                                        For the three-month periods ended September 30,
                                                   (all numbers in the table below are reported in thousands)
                             ------------------------------------------------------------------------------------------------------
                                    Sonomed               Vascular          Medical / Trek       Digital              Total
                             --------------------    ------------------    ---------------   --------------    --------------------
                               2003        2002        2003       2002      2003     2002     2003     2002      2003        2002
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Revenue, net                 $  1,389    $  1,527    $   666    $   658    $  840   $  731   $ 113    $  --    $  3,008    $  2,916
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income from operations            184         192         21         15       258      212     (12)      --         451         419
Other income and
  expenses:
Equity in loss of
  unconsolidated JV                --          --         --         --        --       --      --       (9)         --          (9)
Interest income                    --          --         --         --         1        1      --       --           1           1
Interest expense                 (184)       (192)        (9)       (15)       --       --      --       --        (193)       (207)
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income before taxes                --          --         12         --       259      213     (12)      (9)        259         204
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Income taxes                       --          --         --         --        --       --      --       --          --          --
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Net income (loss)                  --          --         12         --       259      213     (12)      (9)        259         204
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Depreciation and
  amortization                      5          31         10         10        67        9       6       --          88          50
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Assets                         12,073      11,981      2,458      2,465     2,093    2,205     279      261      16,903      16,912
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------
Expenditures for long-
  lived assets                     --          15         --          6        18       --      --       --          18          21
                             --------    --------    -------    -------    ------   ------   -----    -----    --------    --------

      The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies disclosed in the Company's most recently filed Form 10-K. For the purposes of this illustration, corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based primarily on each segment's net revenue. These expenses are otherwise included in the Medical / Trek business unit.

      During the three-month periods ended September 30, 2002 and 2001, Sonomed derived its revenues from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical / Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sales of Silicone Oil and royalty revenues derived from a privately held entity. Commencing January 1, 2002, Digital derived its revenues from the sales of the CFA digital imaging system and related products.

      During the three-month periods ended September 30, 2002 and 2001, Escalon had one entity, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues were $573,000, or 19.05% of consolidated net revenues for the three-month period ended September 30, 2002 and were $501,000, or 17.18% of consolidated net revenues for the three-month period ended September 30, 2001. This revenue is included in the Medical / Trek business unit. Of the consolidated revenues reported above, $543,000, $31,000, $10,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical / Trek and Digital, respectively, during the three-month period ended September 30, 2002; and $573,000, $42,000 and $9,000 were derived internationally in Sonomed, Vascular and Medical / Trek during the three-month period ended September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at September 30, 2002 plus 1.75% on the term loan, 1.50% on the line of credit and 1.00% on the Endologix note. An interest rate cap agreement is used to reduce the potential impact of increases on the floating-rate term loan. The interest rate cap agreement covers the term loan through January 1, 2003.

                                                 Long-term debt classified as current as of September 30,
                                       ---------------------------------------------------------------------------------
                                       2002              2003             2004          2005      Thereafter       Total
                                       ----              ----             ----          ----      ----------       -----
Term loan - capped                    450,000                 --             --           --          --          450,000
  Interest rate - capped                 6.50%                --             --           --          --
Term loan - no cap                  1,700,000          4,150,000             --           --          --        5,850,000
  Interest rate - no cap                 6.50%                --             --           --          --
Line of credit - no cap             1,400,000                 --             --           --          --        1,400,000
  Interest rate - no cap                 6.25%                --             --           --          --
Endologix note                        260,932            260,932         65,228           --          --          587,092
  Interest rate                          5.75%              5.75%          5.75%          --          --
Deferred finance fees                 (96,513)                --             --           --          --          (96,513)

Total                               3,810,932          4,410,932         65,228           --          --        8,287,092

EXCHANGE RATE RISK

      During the three-month periods ended September 30, 2002 and 2001, approximately 20.48% and 21.40% of Escalon's consolidated net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently the Company incurs no exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures.

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Senior Vice President of Finance concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b)   Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information contained in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                  Exhibit 99.1

                      Statement of Chief Executive Officer
         Pursuant to Section 1350 of Title 18 of the United States Code

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Richard
J. DePiano, the Chairman and Chief Executive Officer of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      1. The Company's Form 10-Q Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2002                    /s/  Richard J. DePiano
                                            -----------------------
                                            Richard J. DePiano
                                            Chairman and Chief Executive Officer

                                  Exhibit 99.2

                      Statement of Senior Financial Officer
         Pursuant to Section 1350 of Title 18 of the United States Code

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Harry
M. Rimmer, the Senior Vice President - Finance of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      3. The Company's Form 10-Q Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002                        /s/  Harry M. Rimmer
                                               --------------------
                                               Harry M. Rimmer
                                               Senior Vice President - Finance

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)


       Date: November 14, 2002              By: /s/  Richard J. DePiano
             -----------------                  -----------------------
                                                Richard J. DePiano
                                                Chairman and
                                                Chief Executive Officer


       Date: November 14, 2002              By: /s/  Harry M. Rimmer
             -----------------                  --------------------
                                                Harry M. Rimmer
                                                Senior Vice-President - Finance

                                 CERTIFICATION

I, Richard J. DePiano, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


               /s/  Richard J. DePiano                   Date: November 14, 2002
               -----------------------
               Richard J. DePiano
               Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Harry M. Rimmer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             /s/  Harry M. Rimmer                     Date: November 14, 2002
             --------------------
             Harry M. Rimmer
             Senior Vice President - Finance