Form 10-Q
period 2002-12-31
ESCALON MEDICAL CORP
filed 2003-02-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

                                       OR

| | Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from _________to__________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES |X| NO | |

     Indicate the number of shares of outstanding stock of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date: FEBRUARY 14, 2003      Shares of Common Stock, $0.001 par value: 3,345,851

                              ESCALON MEDICAL CORP.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                          Page
PART I            FINANCIAL INFORMATION
         Item 1.  Condensed Consolidated Financial Statements                              3

                  Condensed Consolidated Balance Sheets as of December 31, 2002
                  (Unaudited) and June 30, 2002                                                        3

                  Condensed Consolidated Statements of Operations for the three and six
                  month periods ended December 31, 2002 and 2001 (Unaudited)               4

                  Condensed Consolidated Statements of Cash Flow for the six
                  month periods ended December 31, 2002 and 2001 (Unaudited)               5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  results of Operations                                                   15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk              27

         Item 4.  Controls and Procedures                                                 27

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       28

         Item 4.  Submission of Matters to a Vote of Security Holders                     28

         Item 6.  Exhibits and Reports on Form 8-K                                        29

         Signatures                                                                       29


                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     June 30,
                                                                                   2002           2002
                                                                               ------------    ------------
                                                                                (Unaudited)      (Audited)
 ASSETS

 Current assets:
  Cash and cash equivalents                                                    $    296,163    $    220,826
  Accounts receivable, net                                                        1,976,871       2,093,877
  Inventory, net                                                                  1,806,585       1,572,067
  Other current assets                                                              390,589         400,820
                                                                               ------------    ------------
    Total current assets                                                          4,470,208       4,287,590
                                                                               ------------    ------------
Long-term note receivable                                                           150,000         150,000
Furniture and equipment, net                                                        558,305         626,377
Goodwill                                                                         10,591,795      10,591,795
Trademarks and trade names, net                                                     601,806         601,806
License and distribution rights, net                                                225,475         246,988
Patents, net                                                                        188,175         193,541
Other assets                                                                         88,443         214,344
                                                                               ------------    ------------
  Total assets                                                                 $ 16,874,207    $ 16,912,441
                                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                               $  1,475,000    $  1,250,000
  Current portion of long-term debt                                               2,542,874       2,085,963
  Accounts payable                                                                  683,918         531,665
  Accrued compensation                                                              449,233         498,954
  Other current liabilities                                                         162,072         161,115
                                                                               ------------    ------------
    Total current liabilities                                                     5,313,097       4,527,697
Long-term debt, net of current portion                                            3,760,927       5,191,393
                                                                               ------------    ------------
    Total liabilities                                                             9,074,024       9,719,090
Shareholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares             --              --
     issued
   Common stock, $0.001 par value; 35,000,000 shares authorized; 3,345,851
     shares issued and outstanding at December 31, 2002 and June 30, 2002             3,346           3,346
  Additional paid-in capital                                                     46,228,710      46,228,710
  Accumulated deficit                                                           (38,431,873)    (39,038,705)
                                                                               ------------    ------------
    Total shareholders' equity                                                    7,800,183       7,193,351
                                                                               ------------    ------------
Total liabilities and shareholders' equity                                     $ 16,874,207    $ 16,912,441
                                                                               ============    ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                         2002           2001          2002           2001
                                                     -----------    -----------    -----------    -----------
Product revenue                                      $ 2,749,368    $ 2,413,266    $ 5,262,887    $ 4,884,504
Other revenue                                            517,810        418,455      1,012,631        862,932
                                                     -----------    -----------    -----------    -----------
Revenues, net                                          3,267,178      2,831,721      6,275,518      5,747,436
                                                     -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of goods sold                                   1,279,044        992,668      2,357,963      2,220,930
  Research and development                               183,736        132,483        374,053        255,270
  Marketing, general and administrative                1,278,014      1,295,245      2,566,142      2,440,838
                                                     -----------    -----------    -----------    -----------
    Total costs and expenses                           2,740,794      2,420,396      5,298,158      4,917,038
                                                     -----------    -----------    -----------    -----------
Income from operations                                   526,384        411,325        977,360        830,398
                                                     -----------    -----------    -----------    -----------
Other income and expenses:
  Equity in income of unconsolidated joint venture            --         20,967             --         12,365
  Interest income                                            828            466          1,478          1,356
  Interest expense                                      (179,540)      (177,330)      (372,007)      (384,372)
                                                     -----------    -----------    -----------    -----------
    Total other income and expenses                     (178,712)      (155,897)      (370,529)      (370,651)
                                                     -----------    -----------    -----------    -----------
Net income                                           $   347,673    $   255,428    $   606,831    $   459,747
                                                     ===========    ===========    ===========    ===========
Basic net income per share                           $     0.104    $     0.078    $     0.181    $     0.140
                                                     ===========    ===========    ===========    ===========
Diluted net income per share                         $     0.103    $     0.077    $     0.178    $     0.139
                                                     ===========    ===========    ===========    ===========
  Weighted average shares - basic                      3,345,851      3,292,184      3,345,851      3,292,184
                                                     ===========    ===========    ===========    ===========
  Weighted average shares - diluted                    3,390,122      3,318,740      3,409,933      3,318,740
                                                     ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                          ESCALON MEDICAL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (UNAUDITED)

                                                                      Six Months Ended
                                                                        December 31,
                                                                     2002           2001
                                                                --------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $   606,831    $   459,747
Adjustments to reconcile net income to net cash
  provided by in operating activities:
    Depreciation and amortization                                   176,332        101,012
    Equity in net income of unconsolidated joint venture                 --        (12,365)
    Disposal of furniture and equipment                                 927             --
    Change in operating assets and liabilities:
      Accounts receivable, net                                      117,006        227,515
      Inventory, net                                               (234,518)       (50,916)
      Other current and long-term assets                            136,132        131,534
      Accounts payable, accrued and other liabilities               103,490        102,043
                                                                -----------    -----------
        Net cash provided by operating activities                   906,200        958,570
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from unconsolidated joint venture, net                        --        206,611
  Purchase of fixed assets                                          (25,397)       (52,366)
                                                                -----------    -----------
        Net cash (used in) / provided by investing activities       (25,397)       154,245
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                          625,000        550,000
  Line of credit repayment                                         (400,000)      (876,009)
  Principal payments on term loans                               (1,030,466)      (700,000)
  Payments of financing fees                                             --        (73,506)
                                                                -----------    -----------
        Net cash used in financing activities                      (805,466)    (1,099,515)
                                                                -----------    -----------
        Net increase in cash and cash equivalents                    75,337         13,300
Cash and cash equivalents, beginning of period                      220,826         80,830
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $   296,163    $    94,130
                                                                ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                   $   377,053    $   397,305
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

     Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Operating results for interim periods are not indicative of the results that may be expected for the fiscal year ending June 30, 2003.

     For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002 included in the Company's annual report on Form 10-K.

2.   COMPANY OVERVIEW

     The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q.

     Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, marketing and distribution of ophthalmic medical devices, vascular access devices and pharmaceuticals. The principal regulatory body overseeing Escalon is the United States Food and Drug Administration ("the FDA"). The FDA is authorized, at any time, to conduct an inspection of registered medical device facilities to ensure compliance.

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

     REVENUE RECOGNITION

     The Company recognizes revenue from the sales of its products at the time of shipment, when title and risk of loss transfer. The Company provides products to distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can achieve discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further discounts or material sales incentives are given.

     With respect to additional consideration related to the sale of the Company's Silicone Oil product line and the licensing of the Company's intellectual laser property, other revenue is recognized upon notification from the licensees of amounts earned.

     ACCOUNTS RECEIVABLE, TRADE

     Accounts receivable, trade are reported at net realizable value. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. The allowance for doubtful accounts is estimated based on the Company's historical losses and upon a periodic review of individual accounts.

     STOCK-BASED COMPENSATION

     As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock option plans. Under APB 25, no compensation expense is recognized at the time of the option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of the grant.

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

4.   NEW PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on July 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of applying SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

     On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company is currently evaluating the impact of adopting FIN 45, but does not expect it to have a material impact on its results of operations or its financial condition.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the first interim period beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its results of operations or its financial condition.

     On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIE's created after January 31, 2003. FIN 46 is effective no later than the beginning of the first interim or annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.

5.   PER SHARE INFORMATION

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share, "in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months ended         Six Months ended
                                              December 31,              December 31,
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted
     earnings per share:
  Net income                           $  347,672   $  255,428   $  606,831   $  459,747
                                       ----------   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares     3,345,851    3,292,184    3,345,851    3,292,184
  Effect of dilutive securities:
    Employee stock options                 44,271       26,556       64,082       26,556
                                       ----------   ----------   ----------   ----------
Denominator for diluted earnings
  per share - weighted average and
  assumed conversion                    3,390,122    3,318,740    3,409,933    3,318,740
                                       ==========   ==========   ==========   ==========
Basic earnings per share               $    0.104   $    0.078   $    0.181   $    0.140
                                       ==========   ==========   ==========   ==========
Diluted earnings per share             $    0.103   $    0.077   $    0.178   $    0.139
                                       ==========   ==========   ==========   ==========

6.   INVENTORIES

     Inventories, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                December 31,     June 30,
                                    2002           2002
                                -----------    -----------
Raw Materials/Work in Process   $ 1,325,266    $ 1,273,611
Finished Goods                      516,779        343,409
                                -----------    -----------
                                  1,842,045      1,617,020
Valuation Allowance                 (35,460)       (44,953)
                                -----------    -----------
  Total inventory               $ 1,806,585    $ 1,572,067
                                ===========    ===========

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. The standard required that an initial impairment assessment be completed by December 31, 2001. In November 2001, the Company evaluated whether the intangible assets were impaired and reviewed the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. Management concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. The result of this correction was solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets did not change. Therefore, this correction had no affect on reported earnings, net worth or cash flow for any prior fiscal years.

     In November 2001, the Company evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. The Company concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical/Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical/Trek business unit. In accordance with SFAS No. 142, the Company's intangible assets will be assessed for impairment on an annual basis.

     The changes in the carrying amount of goodwill for the six-months ended December 31, 2002 are as follows:


                                Medical/Trek  Sonomed     Vascular      Total
                                ------------ ----------   --------   -----------
Balance as of June 30, 2002       $125,027   $9,525,550   $941,218   $10,591,795
Goodwill acquired                       --           --         --            --
Impairment losses                       --           --         --            --
Goodwill written off related
  to sale of business unit              --           --         --            --
                                  --------   ----------   --------   -----------
Balance as of December 31, 2002   $125,027   $9,525,550   $941,218   $10,591,795
                                  ========   ==========   ========   ===========


     Other intangible assets as of December 31, 2002, as allocated by reportable segment are as follows:

                                    Gross                      Net
                                  Carrying   Accumulated    Carrying
                                   Amount    Amortization    Amount
                                  ---------  ------------   --------
AMORTIZED INTANGIBLE ASSETS
Patents

Medical / Trek                    $ 257,301    $(106,041)   $151,260
Vascular

                                     36,915           --      36,915
                                  ---------    ---------    --------
  Total                           $ 294,216    $(106,041)   $188,175
                                  =========    =========    ========
License and distribution rights

Medical / Trek                    $ 180,182    $(155,784)   $ 24,398
Pharmaceutical

                                    272,185      (71,108)    201,077
                                  ---------    ---------    --------
  Total                           $ 452,367    $(226,892)   $225,475
                                  =========    =========    ========

UNAMORTIZED INTANGIBLE ASSETS

Trademarks and trade names

Sonomed                           $ 601,806
                                  ---------
  Total                           $ 601,806
                                  =========


     Amortization expense for the six-month periods ended December 31, 2002 and 2001, as allocated by business segment are as follows:

                                     For the six-month period
                                      ended December 31, 2002
                                     ------------------------
                                           2002     2001
                                        -------   -------
Goodwill amortization
Medical / Trek                          $    --   $    --
Sonomed                                      --        --
Vascular                                     --        --

Patent amortization

Medical / Trek                          $ 5,366   $ 5,366
Vascular

License and distribution rights
  amortization

Medical / Trek                          $11,261   $11,261
Pharmaceutical                           10,251     9,251

Trademarks and trade names

Sonomed                                 $    --    $   --

Estimated Annual Amortization Expense

For the year ending June 30, 2003       $53,764

For the year ending June 30, 2004       $42,502

For the year ending June 30, 2005       $31,241

8.   LINE OF CREDIT AND LONG-TERM DEBT

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this financing. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. As of December 31, 2002, the interest rate cap agreements expired and the related fees have been completely amortized. The finance fees are being amortized over the term of the loans using the effective interest method. The unamortized finance fees offset the outstanding balance of the loans.

     On November 28, 2001, Escalon amended its loan agreement with the lender. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and a $2,000,000 available line of credit. The aggregate balance of the debt outstanding did not change as a result of this refinancing. As of December 31, 2002, the amount outstanding against the line of credit was $1,475,000. Principal payments due on the term loan were amended such that the balance remains due within the five-year term of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. At December 31, 2002, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. The lender's prime rate at December 31, 2002 was 4.25%. In connection with the amended agreement, Escalon issued to the lender warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon the execution of the loan agreement, which is being amortized over the life of the term loan. The unamortized finance fees offset the outstanding balance of the loans. Pursuant to the amended agreement, on March 1, 2002, the Company began paying a 1.0% facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

     As of December 31, 2002, the term loan and line of credit contained various covenants, among which was a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio, resulting in a technical default under the loan agreement. The lender waived this requirement of the agreement as of December 31, 2002, and for the twelve-month period ending January 1, 2004.

     On December 23, 2002, Spring Street Capital, L.L.C., acquired the Company's bank debt. Bank debt consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit.

9. SUBSEQUENT EVENT

     On February 13, 2003, the Company entered into an Amended Agreement with Spring Street Capital, L.L.C. The primary amendments of the Amended Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement to make them more reasonably attainable. The schedule below presents the amortization under the Amended Agreement as compared to the superseded original bank agreement:

                                     2/13/03 Agreement   11/28/01 Agreement
                                     -----------------   ------------------
            March 1, 2003                   $  300,000           $  525,000
            June 1, 2003                       300,000              525,000
            September 1, 2003                  300,000              650,000
            December 1, 2003                   300,000              650,000
            March 1, 2004                      350,000              750,000
            June 1, 2004                       350,000              750,000
            June 30, 2004                           --            2,000,000
            September 1, 2004                  350,000                   --
            December 1, 2004                   350,000                   --
            March 1, 2005                      400,000                   --
            June 1, 2005                       400,000                   --
            September 1, 2005                2,450,000                   --
                                            ----------           ----------
                                            $5,850,000           $5,850,000
                                            ==========           ==========

10.  LITIGATION

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

11.  SEGMENTAL INFORMATION

     During the six-month periods ended December 31, 2002 and 2001, Escalon's operations were classified into four principal reporting segments that provide different products or services. Each segment is subject to different marketing, production and technology strategies.

                                                     For the six-month periods ended December 31,
                                              (all numbers in the table below are reported in thousands)
                         -------------------------------------------------------------------------------------------------
                                Sonomed               Vascular         Medical / Trek     Digital            Total
                         -------------------------------------------------------------------------------------------------
                            2002        2001       2002       2001      2002     2001    2002   2001    2002          2001
--------------------------------------------------------------------------------------------------------------------------
 Product Revenue         $  3,019    $  3,015    $ 1,342    $ 1,269    $  650   $  601   $252    $-   $  5,263    $  4,885
 Other revenue                 --          --         --         --     1,013      863     --    --      1,013         863

 Revenue, net               3,019       3,015      1,342      1,269     1,663    1,464    252    --      6,276       5,748

 Income from operations       356         356         16         28       606      446     --    --        978         830

 Other income and
   expenses:

 Equity in loss of
   unconsolidated JV           --          --         --         --        --       --     --    12         --          12
 Interest income               --          --         --         --         1        1     --    --          1           1
 Interest expense            (356)       (356)       (16)       (28)       --       --     --    --       (372)       (384)

   Total other income
     and expenses            (356)       (356)       (16)       (28)        1        1     --    12       (371)       (371)

 Income before taxes           --          --         --         --       607      447     --    12        607         459

 Income taxes                  --          --         --         --        --       --     --    --         --          --

 Net income (loss)             --          --         --         --       607      447     --    12        607         459

 Depreciation and
   amortization                 9           8         20         22       135       71     12    --        176         101

 Assets                    11,754      11,981      2,173      2,465     2,600    2,205    347   261     16,874      16,912

 Expenditures for long-
   lived assets                --          26         --         --        25       26     --    --         25          52


     The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies disclosed on the Company's most recently filed Form 10-K. For the purposes of this illustration, corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based primarily on each segment's net revenue. These expenses are otherwise included in the Medical/Trek business unit.

     During the six-month periods ended December 31, 2002 and 2001, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sale of Silicone Oil and royalty revenue derived from a privately held entity. Commencing January 1, 2002, Digital derived its revenue from the sale of the CFA digital imaging system and related products.

     During the six-month periods ended December 31, 2002 and 2001, there was one entity, Bausch & Lomb, from which Escalon derived greater than 10% of its consolidated net revenues. Revenues were $1,114,000 or 17.75% of consolidated net revenues for the six-month period ended December 31, 2002 and were $1,011,000, or 17.59% of consolidated net revenues for the six-month period ended December 31, 2001. This revenue is included in the Medical/Trek business unit. Of the consolidated net revenues reported above, $1,046,000, $77,000, $19,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the six-month period ended December 31, 2002; and $1,070,000, $91,000 and $23,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the six-month period ended December 31, 2001.

12.  FORMATION OF SUBSIDIARY AND JOINT VENTURE

     The Company formed Sonomed EMS, Srl. ("Sonomed EMS") on September 26, 2002 as a wholly owned subsidiary. Sonomed EMS, based in Milan, Italy, is in the process of completing its organization under Italian law. Sonomed EMS will operate as a marketing division of Sonomed in Europe. The Company is forming a joint venture with one of its Asian distributors to expand its presence in that market. Sonoscan Holdings, Inc. ("Sonoscan") will be a British Virgin Islands company, of which, Escalon will own fifty percent. The formation of Sonoscan is in the preliminary stages, but the joint venture is intended to assist Sonomed in making further progress in the Asian market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this Form 10-Q Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's plans to file applications with the Food and Drug Administration ("the FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed; and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and this list of factors should not be considered an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

     Escalon's liquidity is affected by many factors, some of which arise from fluctuations related to global markets and economies and some of which are based on the normal ongoing operations of the Company's businesses. For instance, the Company's current term loan with the Lender provides for quarterly principal payments, and a $2,450,000 final balloon payment, which is due on September 1, 2005. Although cash on hand, cash generated from operations and cash available from the line of credit may be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment is due, the Company will be required to secure alternative debt or equity financing in order to satisfy the balloon payment, and management cannot assure that such financing will be available when required on acceptable terms.

CONCENTRATION OF REVENUES

     The Company realized 14.24% and 15.02% of its net revenue during the six-month periods ended December 31, 2002 and 2001, respectively, from Bausch & Lomb's sale of Silicone Oil. While management does not expect this revenue to decline rapidly in the foreseeable future any such decrease would have a significant impact on the Company's consolidated financial position; results of operations and cash flows, and the Company's stock price could be negatively impacted.

ECONOMIC AND REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

     It is difficult to ascertain whether the current economic downturn has affected the Company's results. Management believes any effect has been limited to the Sonomed business unit. Any further decline in customers' markets or further decline in general economic conditions could result in reduction in demand for Escalon's products and services and could harm the Company's consolidated financial position, results of operations, cash flows and stock price. Should it become necessary due to economic climate, the Company may not be able to reduce expenditures quickly enough to maintain profitability and service the Company's current debt. In addition, there is a risk that cost-cutting initiatives would impair Escalon's ability to effectively develop and market products and remain competitive in the industries in which the Company competes. These measures could have long-term effects on Escalon's business by reducing the Company's pool of technical talent, decreasing or slowing improvements in products, making it more difficult for the Company to respond to customers, limiting the Company's ability to increase production quickly if and when the demand for Escalon's product increases and limiting the Company's ability to hire and retain key personnel. These circumstances could cause Escalon's earnings to be lower than they otherwise might be.

     The Company could be affected by trends toward managed care, health care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the Company does business, that are placing increased emphasis on delivery of more cost-effective medical therapies. Changes in governmental laws, regulations and accounting standards and the enforcement thereof and agency or governmental actions or investigations involving the industry in general or the Company in particular may be adverse to the Company.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends partly on the continued service of key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If the Company fails to retain and hire a sufficient number of these personnel, the Company will not be able to maintain or expand is business.

ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

     In the normal course of business, the Company engages in discussions with third parties relating to strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, strategic alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a strategic alliance or joint venture in a way that enhances the performance of the product lines to realize the value from the expected synergies. Depending on the size and complexity of a strategic alliance or joint venture, the Company's successful integration of the entity depends on a variety of factors including:
(i) the retention of key employees, (ii) the management of facility employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention away from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

     Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved. Recent events have made the investing public particularly sensitive to listed companies' reporting practices and accounting policies in general. The SEC could make regulatory changes that could have a direct affect on the Company. Additionally, the Company may find it necessary to enforce its legal right with respect to patented and proprietary information. The outcome of any of these matters and the financial impact they may have on the Company cannot be foreseen.

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

     Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, marketing and distribution of ophthalmic medical devices, vascular access devices and pharmaceuticals. The principle regulatory body overseeing Escalon is the United States Food and Drug Administration ("the FDA"). The FDA is authorized, at any time, to conduct an inspection of registered medical device facilities to ensure compliance. The Company is in compliance with the FDA.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on July 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of applying SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

     On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company is currently evaluating the impact of adopting FIN 45, but does not expect it to have a material impact on its results of operations or its financial condition.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - and amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the first interim period beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its results of operations or its financial condition.

     On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately, for VIE's created after January 31, 2003. FIN 46 is effective no later than the beginning of the first interim or annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed above in
Note 7 to the Consolidated Financial Statements. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

     Product revenues increased $336,000, or 13.92%, to $2,749,000 for the three-month period ended December 31, 2002 as compared to $2,413,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $142,000, or 9.54%, to $1,629,000. This increase is primarily attributed to the domestic market, where revenue increased $138,000. Product revenue in the Vascular business unit increased $64,000, or 10.47%, to $675,000. The increase primarily relates to increased usage in the marketplace. Product revenue in the Medical/Trek business unit decreased $8,000, or 2.55%, to $306,000. Revenue in the Digital business unit increased $139,000. The Company terminated its joint venture and commenced operations within the Digital business unit on January 1, 2002.

     Product revenues increased $378,000, or 7.74%, to $5,263,000 for the six-month period ended December 31, 2002 as compared to $4,885,000 for the same period last fiscal year. Product revenue in the Sonomed business unit increased $4,000, or 0.13%, to $3,019,000. Product revenue in Latin America and Europe has decreased by $139,000. In Asia and Mexico product revenue has increased $98,000. Domestic product revenue increased $30,000. Product revenue in the Vascular business unit increased $73,000, or 5.75%, to $1,342,000. The increase primarily relates to increased usage in the marketplace. Product revenue in the Medical/Trek business unit increased $49,000, or 8.15%, to $650,000. OEM revenue from Bausch & Lomb increased $74,000.

     Other revenue increased $100,000, or 23.92%, to $518,000 for the three-month period ended December 31, 2002 as compared to $418,000 for the same period last fiscal year. The increase relates primarily to a $67,000 royalty payment received from a privately held entity related to licensing of the Company's intellectual laser technology. Escalon licensed the technology to the privately held company in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when the privately held company began selling product related to the Company's intellectual laser technology. The remaining $33,000 increase in other revenue relates to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the three-month period ended December 31, 2002, the step-down caused a $63,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $96,000 increase in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil.

     Other revenue increased $150,000, or 17.38%, to $1,013,000 for the six-month period ended December 31, 2002 as compared to $863,000 for the same period last fiscal year. The increase relates primarily to $119,000 royalty payments received from a privately held entity related to licensing of the Company's intellectual laser technology. Escalon licensed the technology to the privately held company in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when the privately held company began selling product related to the Company's intellectual laser technology. The remaining $31,000 increase in other revenue relates to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the six-month period ended December 31, 2002, the step-down caused an approximate $125,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $156,000 increase in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil.

     Cost of goods sold totaled $1,279,000, or 39.12% of net revenue, for the three-month period ended December 31, 2002 as compared to $993,000, or 35.06% of net revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $726,000, or 44.57% of net revenue, as compared to $635,000, or 42.67% of net revenue, for the same period last fiscal year. Cost of goods sold in the Vascular business unit totaled $293,000, or 43.41% of net revenue as compared to $161,000, or 26.35% of net revenue for the same period last fiscal year. Cost of goods sold in the Medical/Trek business unit totaled $194,000, or 63.30% of net revenue, as compared to $197,000, or 62.54% of net revenue, for the same period last fiscal year. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which is controlled primarily by market demand

     Cost of goods sold totaled $2,358,000, or 37.58% of net revenue, for the six-month period ended December 31, 2002 as compared to $2,221,000, or 38.65% of net revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $1,306,000, or 43.26% of net revenue as compared to $1,348,000, or 44.71% of net revenue for the same period last fiscal year. Cost of goods sold in the Vascular business unit totaled $533,000, or 39.72% of net revenue, as compared to $505,000, or 39.80% of net revenue, for the same period last fiscal year. Cost of goods sold in the Medical/Trek business unit totaled $411,000, or 63.23% of net revenue, as compared to $368,000, or 61.23% of net revenue, for the same period last fiscal year. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which is controlled primarily by market demand.

     Marketing, general and administrative expenses decreased $17,000, or 1.31%, for the three-month period ended December 31, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses increased $26,000, or 7.85%. Commissions increased $35,000 primarily due to the Company commencing payments to certain international distributors. Salaries and other personnel-related costs decreased $16,000, primarily the result of decreased headcount. In the Vascular business unit, marketing, general and administrative expenses increased $36,000, or 14.40%. Salaries and other personnel related costs increased $14,000, primarily the result of increased headcount. Also contributing to the increase, the Company began allocating from the Medical/Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Marketing, general and administrative expenses in the Medical/Trek business unit decreased $167,000, or 23.52%. Legal expenses decreased $99,000. Expenditures last fiscal year were unusually high due to required filings with the SEC relating to the reincorporation into Pennsylvania, the issuance of shares to Endologix, Inc. and certain litigation matters. Salaries and other personnel related costs decreased $24,000, primarily the result of decreased headcount. Investor relations expense decreased $18,000 and accounting fees decreased $16,000. Also contributing to the decrease, the Company began allocating from the Medical/Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $38,000 increase in corporate insurance premiums related increases being instituted by the insurance industry in general. Marketing, general and administrative expenses in the Digital business unit were $62,000 for the three-month period ended December 31, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002, and, therefore, during the previous fiscal year these expenses were incurred within the joint venture.

     Marketing, general and administrative expenses increased $125,000, or 5.12%, for the six-month period ended December 31, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative increased $68,000, or 10.59%. Commissions increased $52,000, primarily due to the Company commencing payments to certain international distributors. In the Vascular business unit, marketing, general and administrative expenses increased $93,000, or 19.58%. Salaries and other personnel related costs increased $46,000, primarily the result of increased headcount. Also contributing to the increase, the Company began allocating from the Medical/Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Marketing, general and administrative expenses in the Medical/Trek business unit decreased $205,000, or 15.60%. Legal expenses decreased $96,000. Expenditures last fiscal year were unusually high due to required filings with the SEC relating to the reincorporation into Pennsylvania, the issuance of shares to Endologix, Inc. and certain litigation matters. Salaries and other personnel related costs decreased $40,000, primarily the result of decreased headcount. Investor relations expense decreased $14,000 and accounting fees decreased $17,000. Also contributing to the decrease, the Company began allocating from the Medical/Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $69,000 increase in corporate insurance premiums related to an audit of prior year premiums and premium increases being instituted by the insurance industry in general. Marketing, general and administrative expenses in the Digital business unit were $144,000 for the six-month period ended December 31, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002, and therefore, during the previous fiscal year these expenses were incurred within the joint venture.

     Research and development expenses increased $52,000, or 39.39%, for the three-month period ended December 31, 2002 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product development.

     Research and development expenses increased $119,000, or 46.67%, for the six-month period ended December 31, 2002 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product development.

     The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002. The Company recognized $21,000 and $12,000 net income during the three and six-month periods ended December 31, 2001, respectively.

     Interest income remained relatively unchanged for the three-month period ended December 31, 2002 as compared to the same period last fiscal year; $800 and $500, respectively. Interest income remained relatively unchanged for the six-month period ended December 31, 2002 as compared to the same period last fiscal year; $1,500 and $1,400, respectively.

     Interest expense increased $3,000 for the three-month period ended December 31, 2002 as compared to the same period last fiscal year. Interest expense decreased $12,000 for the six-month period ended December 31, 2002 as compared to the same period last fiscal year.

     There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, Escalon had cash and cash equivalents of $296,000 as compared to $221,000 at June 30, 2002, an increase of $75,000. Cash provided from operations was $906,000. These funds, in addition to $225,000 provided by additional net borrowings on the line of credit with the lender were used to pay down the Company's term loan with the lender as well as the Company's note payable to Endologix, Inc. by a combined $1,030,000. The Company also purchased $25,000 of fixed assets during the six-month period ended December 31, 2002.

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this financing. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. As of December 31, 2002, the interest rate cap agreements expired and the related fees have been completely amortized. The finance fees are being amortized over the term of the loans using the effective interest method. The unamortized finance fees offset the outstanding balance of the loans.

     On November 28, 2001, Escalon amended its loan agreement with the lender. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. As of December 31, 2002, the amount outstanding against the line of credit was $1,475,000. Principal payments due on the term loan were amended such that the balance remains due within the five-year term of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. At December 31, 2002, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. The lender's prime rate at December 31, 2002 was 4.25%. In connection with the amended agreement, Escalon issued to the lender, warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement that is being amortized over the life of the loans. The unamortized balance offsets the outstanding balance of the loans. Pursuant to the amended agreement, on March 1, 2002, the Company began paying a 1.0% per annum facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

     As of December 31, 2002, the term loan and line of credit contained various covenants among which was a requirement to maintain a defined ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to debt. Escalon did not achieve the EBITDA to debt ratio, resulting in a technical default under the loan agreement. The lender waived this requirement of the agreement as of December 31, 2002, and for the twelve-month period ending January 1, 2004.

     On December 23, 2002, Spring Street Capital, L.L.C., acquired the Company's bank debt. Bank debt consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit. On February 13, 2003, the Company entered into an Amended Agreement with Spring Street Capital, L.L.C. The primary amendments of the Amended Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement to make them more reasonably attainable. The schedule below presents the amortization under the Amended Agreement as compared to the superseded original bank agreement:

                                          2/13/03 Agreement   11/28/01 Agreement
                                          -----------------   ------------------
            March 1, 2003                        $  300,000           $  525,000
            June 1, 2003                            300,000              525,000
            September 1, 2003                       300,000              650,000
            December 1, 2003                        300,000              650,000
            March 1, 2004                           350,000              750,000
            June 1, 2004                            350,000              750,000
            June 30, 2004                                --            2,000,000
            September 1, 2004                       350,000                   --
            December 1, 2004                        350,000                   --
            March 1, 2005                           400,000                   --
            June 1, 2005                            400,000                   --
            September 1, 2005                     2,450,000                   --
                                          -----------------   ------------------
                                                 $5,850,000           $5,850,000
                                          =================   ==================

     On January 21, 1999, the Company's Vascular subsidiary and Endologix, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of the payment of the royalties. Pursuant to the amendments, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

     Cash on hand, cash generated from operations and cash available from the line of credit may be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment is due. Management has refinanced its debt such that repayment terms are consistent with cash generated from operations. The Company may be required to secure alternative debt or equity financing in order to satisfy any balloon payment of the amended loan agreement, and management cannot assure that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenue received from Bausch & Lomb, which are expected to continue in varying amounts through fiscal 2005. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on the Company's consolidated financial position, results of operations and cash flows. The Company's stock price could be negatively impacted as well. The Bausch & Lomb revenues reduce on an annual basis due to a contractual step-down. Additionally, the revenues are based on sales of the Silicone Oil product line by Bausch & Lomb and will be dependant on their ability to maintain their market share.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, the following listing requirements must be met:

     - Stockholder's equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations (in latest fiscal year or two of the last three fiscal years) of $500,000;

     -    500,000 publicly held shares;

     -    $1,000,000 market value of publicly held shares;

     -    A minimum bid price of $1;

     -    300 shareholders (round lot holders);

     -    Two market makers; and

     -    Established corporate governance

     As of December 31, 2002, Escalon has complied with these requirements. If Escalon's securities were delisted, a shareholder would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL REPORTING

     During the six-month periods ended December 31, 2002 and 2001, Escalon's operations were classified into four principal reporting segments that provide different products or services. Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

                                                     For the six-month periods ended December 31,
                                              (all numbers in the table below are reported in thousands)
                         -------------------------------------------------------------------------------------------------
                                Sonomed               Vascular         Medical / Trek      Digital           Total
                         -------------------------------------------------------------------------------------------------
                            2002       2001        2002       2001      2002     2001    2002   2001    2002        2001
--------------------------------------------------------------------------------------------------------------------------
 Product Revenue         $  3,019    $  3,015    $ 1,342    $ 1,269    $  650   $  601   $252    $-   $  5,263    $  4,885
 Other revenue                 --          --         --         --     1,013      863     --    --      1,013         863

 Revenue, net               3,019       3,015      1,342      1,269     1,663    1,464    252    --      6,276       5,748

 Income from operations       356         356         16         28       606      446     --    --        978         830

 Other income and
   expenses:

 Equity in loss of
   unconsolidated JV           --          --         --         --        --       --     --    12         --          12
 Interest income               --          --         --         --         1        1     --    --          1           1
 Interest expense            (356)       (356)       (16)       (28)       --       --     --    --       (372)       (384)

   Total other income
     and expenses            (356)       (356)       (16)       (28)        1        1     --    12       (371)       (371)

 Income before taxes           --          --         --         --       607      447     --    12        607         459

 Income taxes                  --          --         --         --        --       --     --    --         --          --

 Net income (loss)             --          --         --         --       607      447     --    12        607         459

 Depreciation and
   amortization                 9           8         20         22       135       71     12    --        176         101

 Assets                    11,754      11,981      2,173      2,465     2,600    2,205    347   261     16,874      16,912

 Expenditures for long-
   lived assets                --          26         --         --        25       26     --    --         25          52

     The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies disclosed on the Company's most recently filed Form 10-K. For the purposes of this illustration, corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments based primarily on each segment's net revenue. These expenses are otherwise included in the Medical/Trek business unit.

     During the six-month periods ended December 31, 2002 and 2001, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sale of Silicone Oil and royalty revenue derived from a privately held entity. Commencing January 1, 2002, Digital derived its revenue from the sale of the CFA digital imaging system and related products.

     During the six-month periods ended December 31, 2002 and 2001, Escalon had one entity, Bausch & Lomb, from which greater than 10% of consolidated net revenues were derived. Revenues were $1,114,000 or 17.75% of consolidated net revenues for the six-month period ended December 31, 2002 and were $1,011,000, or 17.59% of consolidated net revenues for the six-month period ended December 31, 2001. This revenue is included in the Medical/Trek business unit. Of the consolidated net revenues reported above, $1,046,000, $77,000, $19,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the six-month period ended December 31, 2002; and $1,070,000, $91,000 and $23,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the six-month period ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at December 31, 2002 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note.

                                 Long-term debt classified as current as of December 31,
                         ---------------------------------------------------------------------
                             2002         2003       2004       2005    Thereafter     Total
                             ----         ----       ----       ----    ----------     -----
Term loan                2,350,000     3,500,000       --         --          --     5,850,000
  Interest rate               6.50%           --       --         --          --
Line of credit           1,475,000            --       --         --          --     1,475,000
  Interest rate               6.25%           --       --         --          --
Endologix note             260,932       260,927       --         --          --       521,859
  Interest rate               5.75%         5.75%      --         --          --
Deferred finance fees      (68,058)           --       --         --          --       (68,058)
                         ---------------------------------------------------------------------
Total                    4,017,874     3,760,927       --         --          --     7,778,801
                         =====================================================================

EXCHANGE RATE RISK

     During the six-month periods ended December 31, 2002 and 2001, approximately 16.67% and 18.62% of Escalon's consolidated net revenue was derived from international sales. The price of all products sold overseas is denominated in United States dollars and consequently the Company incurs no exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Finance concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in Internal Controls

          There were no significant changes in our internal controls during the period covered by this report or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information contained in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 1, 2002. The following matters were acted upon:

     1. The following persons were elected as directors of the Company for the next three years until their successors are elected and qualified.

                  Nominees for Director              For               Against          Abstain
                  ---------------------              ---------         -------          -------
                  Richard J. DePiano                 2,943,367         126,870          0
                  Jay L. Federman, MD                2,943,367         126,870          0

          There were no broker held non-voted shares represented at the meeting with respect to this matter.

     2. The shareholders approved an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares available under the Plan from 635,000 to 835,000 shares of common stock.

                                                     For               Against          Abstain
                                                     ---------         -------          -------
                                                     525,048           261,047          0

          There were 2,275,606 broker held non-voted shares represented at the meeting with respect to this matter.

     3. The shareholders ratified the appointment of Parente Randolph, LLC as the Company's independent auditors for the fiscal year 2003.

                                                     For               Against          Abstain
                                                     ---------         -------          -------
                                                     2,964,657         99,905           5,675

          There were no broker held non-voted shares represented at the meeting with respect to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following is a list of exhibits filed as a part of this quarterly report on Form 10-Q.

10.14    2003 Amendment to Loan Agreement
10.15    Allonge to Amended and Restated Term / Time Note
10.16    Allonge to Amended and Restated Line of Credit Note
99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J. DePiano
99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Harry M. Rimmer

Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)


Date:    February 14, 2002                  By:  /s/  Richard J. DePiano
         -----------------                       -----------------------
                                                 Richard J. DePiano
                                                 Chairman and
                                                 Chief Executive Officer


Date:    February 14, 2002                  By:  /s/ Harry M. Rimmer
         -----------------                       -------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


          /s/  Richard J. DePiano                     Date: February 14, 2003
          -----------------------
          Richard J. DePiano
          Chairman and Chief Executive Officer



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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


          /s/  Harry M. Rimmer                        Date: February 14, 2003
          --------------------
          Harry M. Rimmer
          Senior Vice President - Finance

Exhibits

     The following is a list of exhibits filed as a part of this quarterly report on Form 10-Q.

10.14    2003 Amendment to Loan Agreement
10.15    Allonge to Amended and Restated Term / Time Note
10.16    Allonge to Amended and Restated Line of Credit Note
99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J. DePiano
99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Harry M. Rimmer