Form 10-K/A
period 2002-06-30
ESCALON MEDICAL CORP
filed 2003-03-04
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from .......... to ..........

                         COMMISSION FILE NUMBER 0-20127
                          -----------------------------

                              ESCALON MEDICAL CORP.
             (Exact name of registrant as specified in its charter)
                    -----------------------------------------

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

                              ESCALON MEDICAL CORP.
                          ANNUAL REPORT ON FORM 10-K/A
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                               Page
PART I

        Item 1.       Business                                                   3
        Item 2.       Properties                                                12
        Item 3.       Legal Proceedings                                         12
        Item 4.       Submission of Matters to a Vote of Security Holders       13

PART II

        Item 5.       Market for Registrant's Common Equity and Related
                             Stockholder Matters                                13
        Item 6.       Selected Financial Data                                   13
        Item 7.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                14
        Item 7A.      Quantitative and Qualitative Disclosures about
                             Market Risk                                        22
        Item 8.       Financial Statements and Supplementary Data               23
        Item 9.       Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                23

PART III

        Item 10.      Directors and Executive Officers of the Registrant        23
        Item 11.      Executive Compensation                                    24
        Item 12.      Security Ownership of Certain Beneficial Owners
                             and Management                                     24
        Item 13.      Certain Relationships and Related Transactions            24

PART IV

        Item 14       Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K                                        24

SIGNATURES                                                                      26

CERTIFICATIONS                                                                  27

                                     PART I

ITEM 1.        BUSINESS

COMPANY OVERVIEW

        Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly-owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the U.S. Food and Drug Administration (FDA). The FDA requires extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing.

        In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002. The material terms of the license are that in exchange for licensing the Company's laser patents, which expire in 2014, it will receive a 2.5 percent royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997 and Amended and Restated in October 2000 and expires upon the later of the following events: (1) the last to expire of the laser patents; (2) ten years from the effective date of the amendment and restated agreement; or
(3) the fifth anniversary date of the first commercial sale. The material termination provisions are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report; (4) the commission of any material breech of any covenant or promise under the license agreement; or (5) Licensee may terminate at any time after ninety days notice. If the Licensee were to terminate the agreement, it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

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

VASCULAR BUSINESS

Vascular develops, manufactures and markets vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups which use the device are cardiac catheter labs, interventional radiology, vascular labs, critical care units, anesthesia and cancer centers. The Company's vascular products include the PD Access (TM) and Smartneedle(TM) lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.

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

        Adatosil(R) 5000 Silicone Oil ("Silicone Oil")

        Silicone Oil is a specialty product used in worst-case detached retina surgery as a mechanical aid in the reattachment procedure. The Company distributed Silicone Oil until August 13, 1999, at which time the license and distribution rights for this product were sold to Bausch & Lomb Surgical, Inc. The license and distribution rights were sold for $2.1 million and additional cash consideration based on future sales to be received through August 2005 (See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details).

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

MANUFACTURING AND DISTRIBUTION

        Escalon leases 13,500 square feet of space in New Berlin, Wisconsin for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. Various vendors are used to subcontract component manufacture, assembly and sterilization. Manufacturing facilities include a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by this class 10,000 clean room exceeds the requirements of the FDA. All of the Company's ophthalmic surgical products and vascular access products are distributed from its Wisconsin facility. The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. This facility contains 7,100 square feet. The Company has aggressively pursued and achieved ISO9001 certification at both of its manufacturing facilities for all medical and ultrasound devices produced. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination. CE certification has been obtained for disposable delivery systems, fiber optic light probes, vascular access products and certain ultrasound models. The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

GOVERNMENTAL REGULATIONS

        The Company's products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if the FDA's approvals or clearances of our products are restricted or revoked we could face delays that would impair our ability to generate funds from operations.

        The FDA and similar health authorities in foreign countries extensively regulate our activities. We must obtain either 510(k) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that we obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, we may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

        We have received the necessary FDA approvals for all of our products that we currently market. Any restrictions on or revocation of the FDA approvals and clearances that we have obtained, however, would prevent the continued marketing of the impacted products and other devices. These restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, FDA revocation would impair our ability to generate funds from operations.

        The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposable, including the obligation to adhere to the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control processes, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the affected products until such deficiencies are corrected.

        We have received CE (European Community) Mark of approval on several of our products that allow us to sell the products in the countries comprising the European Community. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. We cannot assure that we will be able to obtain regulatory clearances for other products in the United States or foreign markets.

        The process for obtaining regulatory clearances and approvals and underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of our financial resources and our management's time and effort. Any delay in obtaining clearances or approvals or any change in existing regulatory requirements would materially adversely affect our business.

        Our failure to comply with applicable regulations would subject us to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would affect adversely our business, financial condition and results of operations.

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

PATENTS, TRADEMARKS AND LICENSES

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

        While in the aggregate the Company's patents are of material importance to its business taken as a whole; these patents, trademarks and license are those which are critical to the Company's ability to generate revenues are as follows:

    - In the ophthalmic business, the Company has developed significant consumer and eye care professional recognition of products sold under the Escalon and Sonomed trademark. The Escalon trademark is currently due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark is currently due for renewal on April 16, 2006 and the Company intends to renew the trademark.

    - In the Vascular business, the company has two patents which are of material importance. The first patent is the apparatus for the cannulation of blood vessels. The apparatus includes a needle for penetrating a blood vessel. The needle is connected to a syringe and an improved flow sensing assembly is positioned within the syringe for locating blood vessels. The improved flow sensing assembly has a hollow, tubular interior conductor construction that provides for simplified manufacture and assembly while providing improved sensitivity. This patent expires twenty years from its filing date and will expire on February 23, 2011. The second patent is an apparatus similar to the first patent. This second patent is also an apparatus for the cannulation of blood vessels. The apparatus includes a needle for penetrating a blood vessel. The needle is connected to a syringe and a flow sensing assembly, unlike the hollow, tubular interior conductor of the first patent, this includes a solid inner conductor spaced from an outer conductor by a plastic support rod. This patent expires twenty years from it's filing date and will expire on January 11, 2009.

    - The Company licensed its ultrafast laser systems to a privately held company. The patents are concerning a multiwavelength laser source for providing a plurality of pulsed laser beams comprises a plurality of laser diodes optically connected with an oscillator to establish a beam of pulses of monochromatic light. A dispersion line for spreading wavelengths in each pulse optically connects the oscillator to a regenerative amplifier. An electro-optical crystal in the regenerative amplifier establishes the repetition rate of pulses in the laser beam and a pulse compressor is optically connected to the regenerative amplifier to establish the duration of each pulse. The laser source may also include a frequency doubler which is optically connected to the output of the pulse compressor to split the laser beam into components having different wavelengths. The material patents expire twenty years from their filing date and will expire between 2008 and 2014.

    - The material terms of the license are that in exchange for the use of the Company's licensed laser patents it will receive a 2.5 percent royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997 and Amended and Restated in October 2000 and expires upon the later of the following events: (1) the last to expire of the license patents; (2) ten years from the effective date of the amendment and restated agreement; or (3) the fifth anniversary date of the date of the first commercial sale. The material termination provision are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report; (4) the commission of any material breach of any covenant or promise under the license agreement; or (5) licensee may terminate the agreement at any time after ninety days notice. If the licensee were to terminate it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

    The duration of the Company's patents, trademarks and licenses vary through 2020. The effects of the patents, trademarks and licenses are to strengthen the Company's position in the market.

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

Sonomed designs and manufacturers ophthalmic ultrasound products: A-Scans, Pachymeters and B-Scans. The A-scans and pachymeters furnish internal measurements of the eye and B-scans provide an image of the rear of the eye. The principal competitors are Alcon Laboratories, Inc., Quantel, Inc. and Medtronic, Inc. Management believes the Company to be in a market leadership position. Sonomed has had a leading presence in the industry for over thirty years. Management believes this has helped us build a reputation as a long-standing operation that provides a quality product. This has enabled the Company to establish effective distribution coverage within the USA market. The Company seeks to preserve its position in the market through continued product enhancement. Sonomed's market position can be threatened by various smaller competitors offering similar products at a lower price. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company's market position. This equipment can be used instead of ultrasound equipment in most, but not all patients. Such equipment, however, is more expensive.

Vascular produces the only device, which can be accommodated within a standard needle for assisting a medical practitioner to gain access to a vessel in the human vascular system. There are no similar devices in the market, which enables a medical practitioner to gain access using their normal procedures. The only similar product utilizes a separate ultrasound monitor but no disposables are needed. When using the competing device the medical practitioner needs to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company's vascular product is that its retail price is substantially greater than the cost of a traditional needle.

The Trek business sells a broad range of ophthalmic surgical products. The more significant products are ISPAN(R) gases and delivery systems. Medical/Trek also manufactures various ophthalmic surgical products for major ophthalmic companies to be sold under their name. To remain competitive the Company needs to maintain a low cost operation. There are numerous other companies, which can provide this manufacturing service.

There are numerous direct and indirect competitors of the Company in the United States and abroad. The Company's competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to Bausch & Lomb, Inc, Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Medtronic, Inc.

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

      Fiscal Year Ended June 30, 2001         High             Low
      -------------------------------         ----             ---

  Quarter ended September 30, 2000           $3.13            $1.50
  Quarter ended December 31, 2000            $3.00            $1.41
  Quarter ended March 31, 2001               $2.75            $1.44
  Quarter ended June 30, 2001                $2.38            $1.48

     Fiscal Year Ended June 30, 2002          High             Low
     -------------------------------          ----             ---

  Quarter ended September 30, 2001           $2.06            $1.35
  Quarter ended December 31, 2001            $4.00            $1.60
  Quarter ended March 31, 2002               $2.73            $1.80
  Quarter ended June 30, 2002                $2.94            $1.95


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

                                                             FOR THE YEARS ENDED JUNE 30,
                                                             ----------------------------
STATEMENT OF OPERATIONS DATA:                   2002          2001          2000          1999          1998
                                             --------      --------      --------      --------      --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales revenue, net                           $ 12,074      $ 11,880      $  6,670      $  7,559      $  5,942
Costs and expenses:
  Cost of goods sold                            4,640         4,297         2,874         3,282         2,589
  Research and development                        555           492           984           738           495
  Marketing, general and
    administrative                              5,097         5,430         4,661         3,332         2,805
  Writedown of goodwill, license and
    distribution rights and patents                --            --           418            --            --
                                             --------      --------      --------      --------      --------
Total costs and expenses                       10,292        10,219         8,937         7,352         5,889
                                             --------      --------      --------      --------      --------
Income (loss) from operations                   1,782         1,661        (2,267)          207            53
                                             --------      --------      --------      --------      --------
Loss from termination of joint venture            (23)           --            --            --            --
Sale of silicone oil product line                  --            --         1,864            --            --
Sale of Betadine product line                      --            --            --           879            --
Equity in income (loss) of
  unconsolidated joint venture                      8           (19)          (33)           --            --
Interest income                                     2             2           149           145           119
Interest expense                                 (791)       (1,052)         (576)          (37)           (1)
Income tax expense                                 --            --            --            --            --
                                             --------      --------      --------      --------      --------
Net income (loss)                            $    978      $    592      $   (863)     $  1,194      $    171
                                             ========      ========      ========      ========      ========
Basic net income (loss) per share            $   0.29      $   0.18      $  (0.27)     $   0.10      $  (0.04)
                                             ========      ========      ========      ========      ========
Diluted net income (loss) per share          $   0.29      $   0.18      $  (0.27)     $   0.10      $  (0.04)
                                             ========      ========      ========      ========      ========
Weighted average shares - basic
  used in per share computation                 3,346         3,292         3,242         3,115         2,673
                                             ========      ========      ========      ========      ========
Weighted average shares - diluted
  used in per share computation                 3,360         3,308         3,242         3,115         2,673
                                             ========      ========      ========      ========      ========



                                                                      AT JUNE 30,
                                                                      -----------
BALANCE SHEET DATA:                            2002          2001          2000          1999          1998
                                             --------      --------      --------      --------      --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Cash and cash equivalents                    $    221      $     81      $    177      $  3,854      $  2,264
Working capital (deficit)                        (240)       (3,004)       (3,211)        3,801         3,465
Total assets                                   16,912        17,798        16,845        10,403         6,734
Long-term debt                                  5,191         4,502         4,900           733            --
Total liabilities                               9,719        11,691        11,430         4,125           685
Accumulated deficit                           (39,039)      (40,018)      (40,610)      (39,629)      (39,952)
Total shareholders' equity                      7,193         6,107         5,415         6,278         6,049


Note: No cash dividends were paid in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

                    Fiscal Years Ended June 30,
                 ---------------------------------
                  2002         2001       % change
                  ----         ----       --------
Net revenues:             (in thousands)

Sonomed          $ 6,071     $ 5,988        1.39%
Vascular           2,634       2,117       24.42%
Medical/Trek       3,102       3,775      -17.83%
Digital              267          --      100.00%
                 -------     -------      ------
                 $12,074     $11,880        1.63%
                 =======     =======      ======

         Product revenues increased $194,000, or 1.63%, to $12,074,000 in fiscal 2002 as compared to $11,880,000 in fiscal 2001. Revenues in the Sonomed business increased $83,000, or 1.39%, to $6,071,000. This increase is attributed to an increase in international revenue of $172,000 offset by an $89,000 decrease domestically. Sonomed hired a domestic sales person in February 2001 and an international salesperson in September 2001. The hiring of the international salesperson has the desired effect. However, the domestic market was weak. Revenues in the Vascular business unit increased $517,000, or 24.42%, to $2,634,000. Vascular's revenue increased as a result of two factors: (1) increased usage within the marketplace, and (2) selling direct to the market rather than through distributors caused more sales to be recognized at retail price rather than wholesale. Vascular's unit sales increased 16.42% for the fiscal year ended June 30, 2002 as compared to the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales prices of the majority of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Vascular discounts its products to distributors. Vascular began taking the sales directly to end users thereby avoiding distributor discounts. Revenues in the Medical/Trek business unit decreased $673,000, or 17.83%, to $3,098,000. The decrease was largely due to a $500,000 decrease in revenue earned from Bausch & Lomb in connection with Silicone Oil. This decrease was caused by a major competitor of Bausch & Lomb introducing an alternative Silicone Oil product line as well as a contractual step-down in royalties provided for in the sale of the product line. The contract with Bausch & Lomb provides annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year during the contract. For the fiscal year ended June 30, 2002, the step-down caused a $385,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The remaining $115,000 decrease in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil. Sales of the Company's ISPAN(TM) gas products and certain OEM products decreased by $173,000. Escalon experienced a temporary increase in the sales of its ISPAN
(TM) gas product due to the fulfillment of customers' backorders during the fiscal year ended June 30, 2001. Revenues in the Digital business unit were $267,000 for the fiscal year ended June 30, 2002. The Company terminated its joint venture with MegaVision and commenced operations within its Digital business unit on January 1, 2002.

         The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended June 30, 2002 and 2001.

                                    Fiscal Years Ended June 30,
                                    ---------------------------
                                   2002                     2001
                        ---------------------     ---------------------
Cost of goods sold:        Dollars        %          Dollars        %
                           -------      -----        -------      -----
                        (in thousands)            (in thousands)

Sonomed                     $2,704      45.16%        $2,237      37.36%
Vascular                       988      37.51%         1,016      47.99%
Medical/Trek                   838      22.20%         1,043      27.63%
Digital                        110      41.20%            --       0.00%
                            ------      -----         ------      -----
                            $4,640      38.43%        $4,296      36.16%
                            ======      =====         ======      =====

         Cost of goods sold totaled $4,640,000, or 38.43% of net revenue for the fiscal year ended June 30, 2002 as compared to $4,296,000, or 36.16% of net revenue for the fiscal year ended June 30, 2001. Cost of goods sold in the Sonomed business unit totaled $2,704,000, or 45.16% of net revenue for the fiscal year ended June 30, 2002 as compared to $2,237,000, or 37.36% of net revenue for the fiscal year ended June 30, 2001. This increase relates primarily to lower net revenue per unit as Sonomed's revenue concentrated toward sales to distributors to whom Sonomed discounts its products resulting in lower unit sales prices. Cost of goods sold in the Vascular business unit totaled $988,000, or 37.51% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,016,000 or 47.99% of net revenue for the fiscal year ended June 30, 2001. This decrease is the result of increases in average unit sales prices across the needle product line as well as reduced costs due to improved efficiency in the manufacturing process. The improvement in the Vascular division was the direct result of the retention of a manufacturing supervisor who strengthened operating procedures which improved productivity. Cost of goods sold in the Medical/Trek business unit totaled $838,000, or 22.20% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,043,000 or 27.63% of net revenue for the fiscal year ended June 30, 2001. When Silicone Oil revenue is excluded, cost of goods sold as a percentage of net revenue was 62.35% of net revenue and 68.64% of net revenue for the fiscal years ended June 30, 2002 and 2001, respectively. No costs are associated with Silicone Oil. The decrease in cost of goods sold is attributed to product mix. During fiscal 2002 and 2001, customers placed orders with the Medical/Trek business unit, which were in turn fulfilled. Product mix is controlled by market demand. The market place had a higher demand for products that can be produced at a lower cost of goods sold with respect to revenue. Cost of goods sold in the Digital business unit totaled $110,000, or 41.20% of net revenue.

         The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2002 and 2001.

                                   Fiscal Years Ended June 30,
                                  -----------------------------
                                   2002       2001     % change
                                  ------     ------    --------
Marketing, general and                   (in thousands)
  administrative expenses
Sonomed                           $1,441     $1,942     -25.80%
Vascular                             999      1,127     -11.36%
Medical/Trek                       2,510      2,348       6.90%
Digital                              129         --     100.00%
Other                                 18         14      28.57%
                                  ------     ------     ------
                                  $5,097     $5,431     -6.15%
                                  ======     ======     ======

         Marketing, general and administrative expenses decreased $334,000, or 6.15%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, marketing, general and administrative expenses decreased $501,000, or 25.80%. Depreciation and amortization expenses decreased $735,000, primarily due to the application of SFAS 142 discussed in Note 3 of the Notes to Consolidated Financial Statements. Salaries and other personnel related costs increased $168,000, primarily due to the addition of a domestic salesperson and a salesperson for Latin America and the Pacific Rim. Bad debts increased by $101,000 as the Company reserved for specific international accounts receivable. In the Vascular business unit, marketing, general and administrative expenses decreased by $128,000, or 11.36%. Depreciation and amortization expenses decreased $83,000 primarily due to the application of SFAS 142. Salaries, commissions and other personnel related expenses increased $81,000 and consulting expenses decreased $151,000 primarily due to the addition of a sales and marketing manager and a clinical support specialist. Marketing, general and administrative expenses in the Medical/Trek business unit increased $162,000, or 6.90%. Executive and administrative compensation increased primarily due to the Company's strengthening of its management team and the centralization of the Company's finance function to the corporate office. The addition of an executive manager mid way through fiscal 2000 and the addition of clerical accounting staff resulted in the strengthening of the management team. This increase amounted to $245,000. Legal and accounting fees increased $135,000, primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Pennsylvania and the issuance of shares to Radiance Medical Systems, Inc., and the litigation discussed in Note 16 of the Notes to Consolidated Financial Statements. This increase was offset by a $64,000 decrease in commissions expense related to the termination of contracts with distributors, a $57,000 decrease in travel, lodging and meals and entertainment due to concerted cost reduction efforts in this area and a $30,000 reduction in temporary services. Marketing, general and administrative expenses in the Digital business unit totaled $129,000.

         The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the fiscal years ended June 30, 2002 and 2001.

                                   Fiscal Years Ended June 30,
                                   ---------------------------
                                 2002       2001      % change
                                 ----       ----      --------
Research and                             (in thousands)
  development
Sonomed                          $ 409     $ 321        27.41%
Vascular                            64        22       190.91%
Medical/Trek                        76       157       -51.59%
Digital                             --        --         0.00%
Other                                6        (8)      -175.00%
                                 -----     -----       ------
                                 $ 555     $ 492        12.80%
                                 =====     =====       ======

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

                                   Fiscal Years Ended June 30,
                                   ---------------------------
                              2001         2000     % change
                              ----         ----     --------
Net revenues:                       (in thousands)

Sonomed                     $ 5,988     $ 2,536      136.12%
Vascular                      2,117       2,345      -9.72%
Medical/Trek                  3,775       1,789      111.01%
                            -------     -------      ------
                            $11,880     $ 6,670       78.11%
                            =======     =======      ======

         Product revenues increased $5,210,000, or 78.11%, to $11,880,000 in fiscal 2001 as compared to $6,670,000 in fiscal 2000. Revenues in the Sonomed business increased $3,452,000, or 136.12%, to $5,988,000. This increase was due primarily to the fact that Sonomed's revenues represent a full year of operation in fiscal 2001 as compared to only five and a half months of activity in fiscal 2000. (Sonomed was acquired in January 2000, see notes to consolidated financial statements for a discussion of the Sonomed acquisition). Product revenues in the Vascular business decreased $228,000, or 9.72%, to $2,117,000. This decrease was primarily due to the Company shifting its sales strategy in this business unit. During fiscal 2001, Escalon identified underperforming distributors and terminated the Company's relationship with them, with internal staff picking up the territories previously covered by these distributors. Also contributing to the overall decrease was the fact that distributors experienced a surplus of inventory during fiscal 2001 and subsequently reduced orders to the Company. In the Company's Medical/Trek business unit, product revenues increased $1,986,000, or 111.01%, to $3,775,000. Revenue earned in connection with Silicone Oil was $574,000 from July 1, 1999 through August 13, 1999. Escalon sold its rights to the product to Bausch & Lomb on August 13, 1999, and did not recognize any revenue from Silicone Oil for a period of one year from the date of the sale. Beginning on August 13, 2000, Escalon is entitled to receive from Bausch & Lomb, a percentage of their gross profit from the sales of the product through fiscal 2005. From August 13, 2000 through June 30, 2001, revenue earned from Bausch & Lomb in connection with Silicone Oil was $2,254,000, $1,680,000 more than the Silicone Oil revenue recognized during the fiscal year ended June 30, 2000. Revenue from the balance of the Medical/Trek product line increased by $306,000. This increase was primarily due to the fulfillment of customers' backorders for the Company's ISPAN(TM) gas product during the first quarter of fiscal 2001.

         The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended June 30, 2001 and 2000.

                                         Fiscal Years Ended June 30,
                                         ---------------------------
                                        2001                     2000
                                        ----                     ----
Cost of goods sold:           Dollars          %         Dollars          %
                              -------        -----       -------        -----
                          (in thousands)              (in thousands)

Sonomed                        $2,237        37.36%       $  927        36.55%
Vascular                        1,016        47.99%        1,010        43.07%
Medical/Trek                    1,043        27.63%          937        52.38%
                               ------        -----        ------        -----
                               $4,296        36.16%       $2,874        43.09%
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

                                       Fiscal Years Ended June 30,
                                    --------------------------------
                                     2001       2000        % change
                                    ------     ------       -------
Marketing, general and                   (in thousands)
  administrative expenses

Sonomed                             $1,942     $  951       104.21%
Vascular                             1,127      1,310      -13.97%
Medical/Trek                         2,348      2,400       -0.22%
                                    ------     ------        -----
                                    $5,431     $4,661        16.52%
                                    ======     ======        =====


         Marketing, general and administrative expenses increased $769,000, or 16.52%, for fiscal 2001 as compared to fiscal 2000. Marketing, general and administrative expenses in the Sonomed business increased $991,000, primarily due to the fact that Sonomed's expenses represent a full year of operation in fiscal 2001 as compared to only five-and-half months of activity in fiscal 2000. This increase was offset by Vascular's $183,000 decrease. The main factors contributing to this decrease were decreased salaries and employee-related costs, which decreased by $163,000, the result of reduced headcount; and a decrease in travel-related expenses, which resulted by $90,000, the direct result of a concerted effort in this area. The decreases were partially offset by an increase in consulting expense of $85,000, largely due to the retention of a sales and marketing consultant. Marketing, general and administrative expenses in the Medical/Trek businesses decreased by $52,000, largely due to a $51,000 decrease in royalties as a result of the Company's decision to discontinue clinical trials of Ocufit SR(R) in December 1999.

         The following table presents consolidated research and development expenses by business segment as well as identifying trends in these expenses for the fiscal years ended June 30, 2001 and 2000.

                  Fiscal Years Ended June 30,
                  --------------------------
                  2001     2000     % change
                  ----     ----     --------
Research and           (in thousands)
  development

Sonomed           $321     $126      154.76%
Vascular            22       72     -69.44%
Medical/Trek       157      786     -80.03%
                  ----     ----     -------
                  $492     $984     -50.00%
                  ====     ====     =======

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

                                         Long-term debt classified as current as of June 30,
                                         ---------------------------------------------------
                                2002             2003           2004           2005   Thereafter      Total
                                ----             ----           ----           ----   ----------      -----
Term loan - capped              900,000               --             --         --         --          900,000
  Interest rate - capped           6.50%              --             --         --         --

Term loan - no cap            1,050,000        4,800,000             --         --         --        5,850,000
  Interest rate - no cap           6.50%            6.50%            --         --         --

Line of credit - no cap       1,250,000               --             --         --         --        1,250,000
  Interest rate - no cap           6.25%              --             --         --         --

Radiance note                   260,932          260,932        130,461         --         --          652,325
  Interest rate                    6.25%              --             --         --         --

Deferred finance fees          (124,969)              --             --         --         --         (124,969)

Total                         3,335,963        5,060,932        130,461         --         --        8,527,356


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




                                                                       Principal Occupation During
                           Director         Year Term                  Past Five Years and
Name of Director           Since            Will Expire       Age      Certain Directorships
----------------           -----            -----------       ---      ---------------------

Anthony Coppola            2000             2003              64       Principal and operator of The
                                                                       Historic Town of Smithville,
                                                                       Inc., a real estate and
                                                                       commercial property company
                                                                       from 1998 to present; Retired
                                                                       division President of SKF
                                                                       Industries, a manufacturing
                                                                       Company from 1963 to 1986

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

                           Number of securities      Weighted-average           Number of securities
                           to be issued upon         exercise price of          remaining available
                           exercise of               outstanding                for future issuance
                           outstanding options       options, warrants          under equity
                           warrants and rights       and rights                 compensation plans
Equity Compensation
Plans approved by
Security Holders           1,151,750                 $2.39                      180,205

Equity Compensation
Plans not approved
by Security Holders        -0-                       -0-                        -0-

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

         EXHIBITS

         The following is a list of exhibits filed as part of this annual report on Form 10-K/A where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

3.1    (a)   Restated Articles of Incorporation of Registrant. (10)
       (b)   Agreement and Plan of Merger dated as of September 28, 2001 between Escalon
             Pennsylvania, Inc. and Escalon Medical Corp. (10)
3.2          Bylaws of Registrant. (10)
4.5    (a)   Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)
       (b)   Amendment to Warrant Agreement between the Registrant and U.S. Stock
             Transfer Corporation. (3)
       (c)   Amendment to Warrant Agreement between the Registrant and American Stock
             Transfer Corporation. (4)
4.6          Securities Purchase Agreement, dated as of December 31, 1997 by and among the
             Company and Combination. (6)
4.7          Registration Rights Agreement, dated as of December 31, 1997 by and among the
             Company and Combination. (6)
4.8          Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (6)
4.9          Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (6)
4.10         Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (6)
4.11         Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company. (6)
10.5         Employment Agreement between the Registrant and Ronald L. Hueneke dated July 1,
             1999. (12)
10.6         Employment Agreement between the Registrant and Richard J. DePiano dated May 12,
             1998. (8)
10.7         Non-Exclusive Distributorship Agreement between Registrant and Scott Medical
             Products dated October 12, 2000. (12)
10.9         Assets Sale and Purchase Agreement between the Registrant and Radiance Medical
             Systems, Inc. dated January 21, 1999. (7)
10.13        Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc., dated
             August 13, 1999. (7)
10.15        Registrant's  Amendment and Supplement  Agreement and Release between the Registrant and
             Radiance Medical  Systems,  Inc., Dated February 28, 2001 (13)
10.20        PNC Bank, N.A. Letter Agreement dated November 16, 2001. (*)
10.21        PNC Bank, N.A. Amended and Restated Committed Line of Credit Note dated November 16, 2001. (*)
10.22        PNC Bank, N.A. Amended and Restated Time Note dated November 16, 2001. (*)
10.23        PNC Bank, N.A. Pledge Agreement dated November 16, 2001, (*)
10.24        PNC Bank, N.A. Amended and Restated Security Agreement dated November 16, 2001. (*)
11.1         Stock Purchase Agreement between the Registrant and the stockholders of Sonomed, Inc.
             dated January 14, 2000. (8)
11.2         Employment Agreement between the Registrant and Louis Katz dated January 14, 2000.
             (8)
11.3         Registrant's 1999 Equity Incentive Plan and Registrant's Equity Incentive Plan for
             Employees of Sonomed, Inc. (9)
11.4         Registrant's Amended and Restated 1999 Equity Incentive Plan. (9)
21           Subsidiaries. (11)
23.1         Consent of Parente Randolph, LLC, independent auditors. (*)
99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J.
             DePiano (*)
99.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Harry M.
               Rimmer (*)

--------------

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

(7) Filed as an exhibit to the Company's Form-10-K for the year ended June 30, 1999.

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

(13) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Dated:  March 3, 2003

                            By:/s/ Richard J.DePiano
                               ----------------------
                               Richard J. DePiano
                      Chairman and Chief Executive Officer

                                  CERTIFICATION

I Richard J. DePiano, certify that:

         1. I have reviewed this Annual Report on Form 10-K/A of Escalon Medical Corp.

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

Date:  March 3, 2003                              /s/  Richard J. DePiano
     --------------------                         -----------------------
                                                  Richard J. DePiano
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

                                  CERTIFICATION

I, Harry M. Rimmer, certify that:

         1. I have reviewed this Annual Report on Form 10-K/A of Escalon Medical Corp.

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

Date:  March 3, 2003                             /s/  Harry M. Rimmer
     --------------------                        --------------------
                                                 Harry M. Rimmer
                                                 Senior Vice President - Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                              ESCALON MEDICAL CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----

Independent Auditors' Report                                                                     F-2

Consolidated Balance Sheets at June 30, 2002 and 2001                                            F-3

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000           F-4

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002, 2001
         and 2000                                                                                F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001
         and 2000                                                                                F-6

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

                                                           PARENTE RANDOLPH, LLC

Philadelphia, Pennsylvania
August 16, 2002

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,          June 30,
                                                                                            2002              2001
                                                                                        ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $    220,826      $     80,830
  Accounts receivable, net                                                                 2,093,877         2,317,476
  Inventory, net                                                                           1,572,067         1,499,821
  Other current assets                                                                       400,820           287,027
                                                                                        ------------      ------------
    Total current assets                                                                   4,287,590         4,185,154
Long-term note receivable                                                                    150,000           150,000
Furniture and equipment, net                                                                 626,377           631,877
Goodwill, net                                                                             10,591,795        10,591,795
Trademarks and trade names, net                                                              601,806           601,806
License and distribution rights, net                                                         246,988           262,613
Patents, net                                                                                 193,541           204,274
Due from joint venture                                                                            --           596,758
Other assets                                                                                 214,344           418,185
                                                                                        ------------      ------------
    Total assets                                                                        $ 16,912,440      $ 17,642,462
                                                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                        $  1,250,000      $  4,626,009
  Current portion of long-term debt                                                        2,085,963         1,374,157
  Accounts payable                                                                           531,665           436,684
  Accrued compensation                                                                       498,954           399,535
  Other current liabilities                                                                  161,115           196,503
                                                                                        ------------      ------------
    Total current liabilities                                                              4,527,697         7,032,888
Long-term debt, net of current portion                                                     5,191,393         4,502,325
                                                                                        ------------      ------------
    Total liabilities                                                                      9,719,090        11,535,213
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued                --                --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,345,851 and
    3,292,184 shares issued and outstanding at June 30, 2002 and 2001, respectively            3,346             3,292
  Additional paid-in capital                                                              46,228,710        46,121,519
  Accumulated deficit                                                                    (39,038,706)      (40,017,562)
                                                                                        ------------      ------------
    Total shareholders' equity                                                             7,193,350         6,107,249
                                                                                        ------------      ------------
Total liabilities and shareholders' equity                                              $ 16,912,440      $ 17,642,462
                                                                                        ============      ============



                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE YEARS ENDED JUNE 30,
                                                          2002              2001              2000
                                                      ------------      ------------      ------------

Revenues, net                                         $ 12,073,932      $ 11,880,017      $  6,670,214
                                                      ------------      ------------      ------------

Costs and expenses:
  Cost of goods sold                                     4,640,325         4,296,525         2,874,194
  Research and development                                 554,760           491,582           983,853
  Marketing, general and administrative                  5,096,994         5,430,813         4,660,824
  Write-down of patent costs and goodwill, Ocufit               --                --           417,849
                                                      ------------      ------------      ------------
    Total costs and expenses                            10,292,079        10,218,920         8,936,720
                                                      ------------      ------------      ------------

Income from operations                                   1,781,853         1,661,097        (2,266,506)
                                                      ------------      ------------      ------------

Other income and expenses:
  Loss from termination of joint venture                   (23,434)               --                --
  Gain on sale of Silicone Oil product line                     --                --         1,863,915
  Equity in net income (loss) of unconsolidated
      joint venture                                          8,848           (19,164)          (33,382)
  Interest income                                            2,347             2,297           149,086
  Interest expense                                        (790,757)       (1,052,030)         (575,765)
                                                      ------------      ------------      ------------
    Total other income and expenses                       (802,996)       (1,068,897)        1,403,854
                                                      ------------      ------------      ------------

Income before taxes                                   $    978,856      $    592,200      $   (862,652)
Income taxes                                                    --                --                --
                                                      ------------      ------------      ------------

Net income (loss)                                     $    978,856      $    592,200      $   (862,652)
                                                      ============      ============      ============

Basic net income (loss) per share                     $      0.293      $      0.180      $     (0.266)
                                                      ============      ============      ============

Diluted net income (loss) per share                   $      0.291      $      0.179      $     (0.266)
                                                      ============      ============      ============

  Weighted average shares - basic                        3,345,851         3,292,184         3,242,184
                                                      ============      ============      ============

  Weighted average shares - diluted                      3,360,492         3,307,986         3,242,184
                                                      ============      ============      ============


                       See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                             Common Stock             Treasury Stock      Additional                   Total
                                        ------------------------   ---------------------    Paid-in    Accumulated  Shareholders'
                                         Shares        Amount       Shares      Amount      Capital      Deficit       Equity
                                        ---------   ------------   --------   ----------  -----------  ------------   ----------
Balance at June 30, 1999                3,377,164   $ 46,024,811    134,980   $(118,108)  $        --  $(39,629,002)  $6,277,701
Treasury stock retirement                (134,980)            --   (134,980)    118,108            --      (118,108)          --
Common stock conversion from no par to
  $.001 par value                              --    (46,021,569)        --          --    46,021,569            --           --
Net loss                                       --             --         --          --            --      (862,652)    (862,652)
                                        ---------   ------------   --------   ----------  -----------  ------------   ----------
Balance at June 30, 2000                3,242,184   $      3,242         --   $      --   $46,021,569  $(40,609,762)  $5,415,049
Common stock issued in connection with
  restructuring of liabilities             50,000             50         --          --        99,950            --      100,000
Net income                                     --             --         --          --            --       592,200      592,200
                                        ---------   ------------   --------   ----------  -----------  ------------   ----------
Balance at June 30, 2001                3,292,184   $      3,292         --   $      --   $46,121,519  $(40,017,562)  $6,107,249
Exercise of stock options                  53,667             54         --          --       107,191            --      107,245
Net income                                     --             --         --          --            --       978,856      978,856
                                        ---------   ------------   --------   ----------  -----------  ------------   ----------
                                        3,345,851   $      3,346         --   $      --   $46,228,710  $(39,038,706)  $7,193,350
                                        =========   ============   ========   ==========  ===========  ============   ==========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        2002              2001              2000
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    978,856      $    592,200      $   (862,652)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        215,165         1,038,741           666,770
    Net gain on sale of Silicone Oil product line                             --                --        (1,863,915)
    Write-down of patent costs and goodwill, Ocufit, net                      --                --           417,849
      Loss from termination of joint venture                              23,434                --                --
    Equity in net (income) loss of unconsolidated joint venture           (8,848)           19,164            33,382
    Change in operating assets and liabilities:
      Accounts receivable, net                                           350,546          (985,693)          586,424
      Inventory, net                                                     116,479            74,857           162,862
      Other current and long-term assets                                 194,545           406,358           (59,915)
      Accounts payable, accrued and other liabilities                    159,013            64,701          (416,506)
                                                                    ------------      ------------      ------------
        Net cash provided by (used in) operating activities            2,029,190         1,210,328        (1,335,701)
                                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments                                                       --                --        (7,043,061)
Proceeds from maturities of investments                                       --                --         7,043,061
Proceeds from sale of Silicone Oil product line                               --                --         2,117,180
Net change in cash and cash equivalents - restricted                          --                --         1,000,000
Purchase of Vascular Access business                                          --                --        (1,000,000)
Purchase of Sonomed, Inc., net of cash acquired                               --           (70,662)      (12,250,540)
Proceeds from (advances to) unconsolidated joint venture, net            204,247          (558,343)          (80,961)
Purchase of fixed assets                                                 (96,054)         (187,477)         (209,109)
Payment for patent costs                                                      --                --           (52,748)
Payment for license and distribution rights                              (25,000)          (34,027)          (41,228)
                                                                    ------------      ------------      ------------
        Net cash provided by (used in) investing activities               83,193          (850,509)      (10,517,406)
                                                                    ------------      ------------      ------------


                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:                                      2002           2001            2000
                                                                        ----------     ----------     -----------
Line of credit (repayment) borrowing, net                                 (376,009)       593,905       3,032,105
Proceeds from term loan                                                         --             --       7,000,000
Principal payments on term loan                                         (1,630,117)    (1,050,000)     (1,633,332)
Issuance of common stock                                                   107,245             --              --
Payment of finance fees                                                    (73,506)            --        (222,800)
                                                                        ----------     ----------     -----------
        Net cash provided by (used in) financing activities             (1,972,387)      (456,095)      8,175,973
                                                                        ----------     ----------     -----------

        Net increase (decrease) in cash and cash equivalents               139,996        (96,276)     (3,677,134)
Cash and cash equivalents, beginning of period                              80,830        177,106       3,854,240
                                                                        ----------     ----------     -----------
Cash and cash equivalents, end of period                                $  220,826     $   80,830     $   177,106
                                                                        ==========     ==========     ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                           $  793,005     $  962,275     $   575,765
                                                                        ==========     ==========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
Accrued royalties converted to short-term debt                                  $-     $   64,884              $-
                                                                        ==========     ==========     ===========
Long-term debt obligation incurred as a result of a royalty
  agreement                                                                     $-     $  717,558              $-
                                                                        ==========     ==========     ===========
Accrued royalties converted to common stock                                     $-     $  100,000              $-
                                                                        ==========     ==========     ===========
Deposit on furniture and equipment reclassed from other assets                  $-     $  105,044              $-
                                                                        ==========     ==========     ===========
Restructure of line of credit to long-term debt                         $3,000,000             $-              $-
                                                                        ==========     ==========     ===========
Transfer of title to assets in settlement of due from joint venture                                            --
  Accounts receivable                                                   $  126,947             $-              $-
                                                                        ==========     ==========     ===========
  Inventory                                                             $  188,725             $-              $-
                                                                        ==========     ==========     ===========
  Furniture and equipment                                               $   62,253             $-              $-
                                                                        ==========     ==========     ===========


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

         INVENTORIES

         Raw materials / work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                      June 30,         June 30,
                                       2002             2001
                                    -----------      -----------

Raw materials / work in process     $ 1,273,611      $ 1,288,664
Finished goods                          343,409          313,325
                                    -----------      -----------
                                      1,617,020        1,601,989
Valuation allowance                     (44,953)        (102,168)
                                    -----------      -----------

                                    $ 1,572,067      $ 1,499,821
                                    ===========      ===========

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

Furniture and equipment consist of the following at:

                                                        JUNE 30,        JUNE 30,
                                                          2002            2001
                                                     -----------      -----------

Equipment                                            $ 1,052,405      $   874,146
Furniture and fixtures                                    58,000           65,435
Leasehold improvements                                    95,101           95,102
                                                     -----------      -----------
                                                       1,205,506        1,034,683
Less:  Accumulated depreciation and amortization        (579,129)        (402,806)
                                                     -----------      -----------
                                                     $   626,377      $   631,877
                                                     ===========      ===========

         LONG-LIVED ASSETS

         The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable.

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

         NET INCOME (LOSS) PER SHARE

         The Company follows Financial Accounting Standards Board Statement No. 128, " Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                            JUNE 30,         JUNE 30,        JUNE 30,
                                                              2002            2001            2000
                                                          -----------     -----------     -----------
Numerator:
  Numerator for basic and diluted earnings per share:
    Net income                                            $   978,857     $   592,200     $  (862,652)
                                                          -----------     -----------     -----------

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                         3,345,851       3,292,184       3,242,184
  Effect of dilutive securities:
    Employee stock options                                     14,641          15,802              --
                                                          -----------     -----------     -----------
  Denominator for diluted earnings
    per share - weighted average and
    assumed conversion                                      3,360,492       3,307,986       3,242,184
                                                          ===========     ===========     ===========

Basic earnings per share                                  $     0.293     $     0.180     $    (0.266)
                                                          ===========     ===========     ===========

Diluted earnings per share                                $     0.291     $     0.179     $    (0.266)
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

 (3)     INTANGIBLE ASSETS

         ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

         In connection with the acquisition of EOI assets (see Company Overview in Part I of this Form 10-K/A, a portion of the purchase price was allocated to certain product license and distribution agreements. This cost allocation was based an evaluation by management, with such costs being amortized over an eight-year period using the straight-line method. The values of these assets are reevaluated periodically to determine if the estimated lives continue to be appropriate. The sale of the Silicone Oil product line caused the Company to write off $483,000 in cost and $214,000 in accumulated amortization in fiscal 2000.

         Accumulated amortization of license and distribution rights was $205,379 and $164,754 at June 30, 2002 and 2001, respectively. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was $40,625, $38,256 and $42,558, respectively.

         PATENTS

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding seventeen years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. In fiscal 2000, the Company discontinued its Ocufit project in the Medical / Trek business unit resulting in the write-off of $353,000 in cost and $34,000 in accumulated amortization. Accumulated patent amortization was $100,675 and $89,943 at June 30, 2002 and 2001, respectively. Amortization expense for the years ended 2002, 2001 and 2000 was $10,733, $10,733 and 15,062, respectively.

         The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents are as follows:

                 Year ending
                    June 30,
                 -----------

2003              $ 51,358
2004                41,973
2005                28,835
2006                28,835
2007                27,093
                  --------

                  $178,094
                  ========

         GOODWILL, TRADEMARKS AND TRADE NAMES

         Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Radiance and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of the net assets acquired.

         In accordance with SFAS No. 142, effective July 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment test to be completed by December 31, 2001. In November 2001, management evaluated whether the intangible assets were impaired and reviewed the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. Management concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. Management has decided that the original classification was incorrect, and therefore should be restated. The result of this correction is solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets has not changed. Therefore, this correction had no effect on reported earnings, net worth or cash flows for any prior fiscal years.

         Management evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. Management concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. The Company evaluated the carrying value of goodwill as compared to its fair value in the Medical / Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. The Company made this conclusion after evaluating the discounted cash flow of the Medical / Trek business unit. In accordance with SFAS 142, the Company's intangible assets will be assessed on an annual basis. Management also concluded that trademarks and trade names had an indefinite life.

         Goodwill as of June 30, 2002, as allocated by reportable segment is as follows:

                                       Goodwill
                                       --------

             Sonomed                  $ 9,525,550
             Vascular                     941,218
             Medical / Trek               125,027
                                      -----------

                                      $10,591,795
                                      ===========

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

         The adjustment of previously reported net income and earnings per share related to SFAS 142 primarily represents previous amortization of goodwill and trademarks and trade names. The impact on net income, basic net earnings per share and diluted net earnings per share for each of the last three fiscal years is disclosed below:

                                                   Fiscal year ended June 30,
                                         --------------------------------------------------
                                               2002             2001               2000
                                         --------------   --------------     --------------
Net income:
  Reported net income (loss)             $      978,857   $      592,200     $     (863,652)
  Add:  SFAS 142 adjustment                          --          856,679            453,661
                                         --------------   --------------     --------------
  Adjusted net income                    $      978,857   $    1,448,879     $     (409,991)
                                         ==============   ==============     ==============

Basic net income (loss) per share:
  Reported net income (loss)             $        0.293   $        0.180     $       (0.266)
  Add:  SFAS 142 adjustment                          --            0.260              0.140
                                         --------------   --------------     --------------
  Adjusted net income                    $        0.293   $        0.440     $       (0.126)
                                         ==============   ==============     ==============

Diluted net income (loss) per share:
  Reported net income (loss)             $        0.291   $        0.179     $       (0.266)
  Add:  SFAS 142 adjustment                          --            0.259              0.140
                                         --------------   --------------     --------------
  Adjusted net income                    $        0.291   $        0.438     $       (0.126)
                                         ==============   ==============     ==============

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

         Following are maturities of long-term debt for each of the next five years:

                            PNC Bank       Radiance        Deferred
Year ending June 30,       Term Loan         Loan        Finance Fees       Total
--------------------       ---------         ----        ------------       -----

         2003             $ 1,950,000    $   260,932    $  (124,969)     $ 2,085,963
         2004               4,800,000        260,932             --        5,060,932
         2005                      --        130,461             --          130,461
         2006                      --             --             --               --
         2007                      --             --             --               --
                          -----------    -----------    -----------      -----------

                          $ 6,750,000    $   652,325    $  (124,969)     $ 7,277,356
                          ===========    ===========    ===========      ===========

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

         The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2002, 2001 and 2000:

                                             2002                        2001                        2000
                                             ----                        ----                        ----
                                     Common       Weighted       Common       Weighted       Common      Weighted
                                      Stock       Average         Stock        Average       Stock        Average
                                     Options   Exercise Price    Options   Exercise Price   Options   Exercise Price
                                     -------   --------------    -------   --------------   -------   --------------

Outstanding at beginning
  of year                           1,090,000      $2.301        837,000      $2.377        314,500      $2.122

  Granted                             171,750      $2.674        264,500      $2.046        546,000      $2.510

  Exercised                           (53,667)     $1.998             --      $                  --          $-

  Forfeited                           (54,625)     $2.008        (11,500)     $1.962        (23,500)     $1.949
                                    ---------      ------      ---------      ------     ----------      ------

Outstanding at end of year          1,153,458      $2.385      1,090,000      $2.301        837,000      $2.377

Exercisable at end of year            976,765                    841,542                    468,743
                                    =========                  =========                 ==========

Weighted average fair value
of options granted during year                     $   --                     $   --                     $0.733
                                                   ======                     ======                     ======

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

(7)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, which are primarily considered to be non-current, consisted of the following:

                                                         At June 30,
                                                 ----------------------------
                                                     2002             2001
                                                 -----------      -----------
Deferred tax assets:
  Reserves and allowances                        $  (147,243)     $    58,000
  Net operating loss carryforwards                 9,009,927        9,206,000
  Tax credit carryforwards                           562,000          562,000
                                                 -----------      -----------
                                                   9,424,684        9,826,000
Valuation allowance                               (9,424,684)      (9,826,000)
                                                 -----------      -----------

Net deferred taxes                               $        --      $        --
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

(8)      OPERATING LEASES

         Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 2002 are as follows:

                        YEAR ENDING JUNE 30,          AMOUNT
                        --------------------          ------

                                2003                 $296,117
                                2004                  278,461
                                2005                  146,262
                                2006                  119,040
                                2007                  128,960
                                                     --------
                               Total                 $968,840
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

                         PRO FORMA RESULTS OF OPERATIONS
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                   (UNAUDITED)

            Revenues                                     $10,553,616
            Net income                                   $   136,164
            Basic net income per share                   $     0.042
            Diluted net income per share                 $     0.042
            Weighted average shares - basic                3,242,184
            Weighted average shares - diluted              3,254,250

 (14)    SEGMENTAL REPORTING

         During the years ended June 30, 2002 and 2001, Escalon's operations were classified into four principle reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

         SEGMENTAL STATEMENTS OF OPERATION - FISCAL YEARS ENDED JUNE 30,

                                  Sonomed                     Vascular                  Medical/Trek
                                  -------                     --------                  ------------
                             2002          2001          2002          2001          2002          2001
                           --------      --------      --------      --------      --------      --------
Revenue, net               $  6,071      $  5,988      $  2,634      $  2,117      $  3,102      $  3,775
                           --------      --------      --------      --------      --------      --------
Costs and expenses:
  Cost of goods sold          2,704         2,237           988         1,016           838         1,043
  Research and
    development                 409           321            64            22            76           157
  Marketing, general
    and administrative        1,441         1,942           999         1,127         2,510         2,348
    Corporate admin
      allocation                782           459           526            --        (1,349)         (459)
                           --------      --------      --------      --------      --------      --------
    Total costs and
      expenses                5,336         4,959         2,577         2,165         2,075         3,089
                           --------      --------      --------      --------      --------      --------
Income from
  operations                    735         1,029            57           (48)        1,027           686
                           --------      --------      --------      --------      --------      --------
Other income and
  expenses:
Termination of JV                --            --            --            --            --            --
Equity in loss of
  unconsolidated JV              --            --            --            --            --            --
Interest income                  --            --            --            --             2             2
Interest expense               (742)       (1,029)          (48)          (23)           --            --
                           --------      --------      --------      --------      --------      --------
  Total other income
    and expenses               (742)       (1,029)          (48)          (23)            2             2
                           --------      --------      --------      --------      --------      --------
Income taxes                     --            --            --            --            --            --
                           --------      --------      --------      --------      --------      --------
Net income (loss)                (7)           --             9           (71)        1,029           688
                           --------      --------      --------      --------      --------      --------

Depreciation and
  amortization                   16           750            45           128           227           145
Assets                       11,988        12,123         2,465         2,652         1,983         2,180
Expenditures for
  long-lived assets              22            16            --            22            65           149
                           --------      --------      --------      --------      --------      --------

                                  Digital                      Other                      Total
                                  -------                      -----                      -----
                            2002          2001          2002          2001          2002          2001
                          --------      --------      --------      --------      --------      --------
Revenue, net              $    267      $     --      $     --      $     --      $ 12,074      $ 11,880
                          --------      --------      --------      --------      --------      --------
Costs and expenses:
  Cost of goods sold           110            --            --            --         4,640         4,296
  Research and
    development                 --            --             6            (8)          555           492
  Marketing, general
    and administrative         129            --            18            14         5,097         5,431
    Corporate admin
      allocation                41            --            --            --            --            --
                          --------      --------      --------      --------      --------      --------
    Total costs and
      expenses                 280            --            24             6        10,292        10,219
                          --------      --------      --------      --------      --------      --------
Income from
  operations                   (13)           --           (24)           (6)        1,782         1,661
                          --------      --------      --------      --------      --------      --------
Other income and
  expenses:
Termination of JV              (24)           --            --            --           (24)           --
Equity in loss of
  unconsolidated JV              8           (19)           --            --             8           (19)
Interest income                 --            --            --            --             2             2
Interest expense                --            --            --            --          (790)       (1,052)
                          --------      --------      --------      --------      --------      --------
  Total other income
    and expenses               (16)          (19)           --            --          (804)       (1,069)
                          --------      --------      --------      --------      --------      --------
Income taxes                    --            --            --            --            --            --
                          --------      --------      --------      --------      --------      --------
Net income (loss)              (29)          (19)          (24)           (6)          978           592
                          --------      --------      --------      --------      --------      --------

Depreciation and
  amortization                  --            --            18            16           306         1,039
Assets                         296            --           211           843        16,943        17,798
Expenditures for
  long-lived assets             --            --            --            --            87           187
                          --------      --------      --------      --------      --------      --------



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

            During the fiscal years ended June 30, 2002, Sonomed derived its revenues from the sale of A-scans, B-scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenues from the sale of PD Access (TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical /Trek derived its revenues from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenues derived from Bausch & Lomb's sales of Silicone Oil. Commencing January 1, 2002, Digital derived its revenues from the sales of the CFA digital imaging system and related products.

            During the fiscal years ended June 30, 2002 and 2001, Escalon had one entity, Bausch & Lomb, from which greater than 10 percent of consolidated net revenues were derived. Revenues from Bausch & Lomb were $2,186,000, or 18.11 percent of consolidated net revenues during the fiscal year ended June 30, 2002, and were $2,675,000, or 22.52 percent of consolidated net revenues during the fiscal year ended June 30, 2001. This revenue is recorded in the Medical / Trek business unit. Of the external revenues reported above, $2,240,000, $169,000, $43,000, and $-0- were derived internationally in Sonomed, Vascular, Medical / Trek and Digital, respectively, during the fiscal year ended June 30, 2002; and $2,068,000, $170,000, $74,000, and $-0- were derived internationally in Sonomed, Vascular, Medical / Trek and Digital, respectively, during the fiscal year ended June 30, 2001.

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