Form 10-Q/A
period 2002-09-30
ESCALON MEDICAL CORP
filed 2003-03-04
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

( )   Transitional report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transitional period from..........
      to..........

                         COMMISSION FILE NUMBER 0-20127



                        --------------------------------

                              ESCALON MEDICAL CORP.

             (exact name of Registrant as specified in its charter)

                   ------------------------------------------


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

                              ESCALON MEDICAL CORP.
                           FORM 10-Q/A QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements                           3

                  Condensed Consolidated Balance Sheets as of September 30,
                  2002 and June 30, 2002                                                3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2002 and 2001                              4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2002 and 2001                              5

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                             14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            22

         Item 4.  Controls and Procedures                                               22

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     23

         Item 6.  Exhibits and Reports on Form 8-K                                      23

         Signatures                                                                     24

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,            June 30,
                                                                                                      2002                 2002
                                                                                                  (Unaudited)            (Audited)
                                                                                                 -------------         ------------
 ASSETS
 Current assets:

   Cash and cash equivalents                                                                      $    164,842         $    220,826

   Accounts receivable, net                                                                          2,112,298            2,093,877
   Inventory, net                                                                                    1,707,723            1,572,067
   Other current assets                                                                                419,539              400,820
                                                                                                  ------------         ------------
     Total current assets                                                                            4,404,402            4,287,590
                                                                                                  ------------         ------------
 Long-term note receivable                                                                             150,000              150,000
 Furniture and equipment, net                                                                          597,795              626,377
 Goodwill                                                                                           10,591,795           10,591,795
 Trademarks and trade names, net                                                                       601,806              601,806
 License and distribution rights, net                                                                  236,231              246,988
 Patents, net                                                                                          190,858              193,541
 Other assets                                                                                          129,874              214,344
                                                                                                  ------------         ------------
   Total assets
                                                                                                  $ 16,902,761         $ 16,912,441
                                                                                                  ============         ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Line of credit                                                                                 $  1,400,000         $  1,250,000
   Current portion of long-term debt                                                                 2,314,419            2,085,963
   Accounts payable                                                                                    622,422              531,665
   Accrued compensation                                                                                448,169              498,954
   Other current liabilities                                                                           189,081              161,115
                                                                                                  ------------         ------------
     Total current liabilities                                                                       4,974,091            4,527,697
 Long-term debt, net of current portion                                                              4,476,160            5,191,393
                                                                                                  ------------         ------------
     Total liabilities                                                                               9,450,251            9,719,090
 Shareholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     no shares issued                                                                                     --                   --

   Common stock, $0.001 par value; 35,000,000 shares authorized; 3,345,851
     shares issued and outstanding at September 30, 2002 and June 30, 2002                               3,346                3,346
   Additional paid-in capital                                                                       46,228,710           46,228,710
   Accumulated deficit                                                                             (38,779,546)         (39,038,705)
                                                                                                  ------------         ------------
     Total shareholders' equity                                                                      7,452,510            7,193,351
                                                                                                  ------------         ------------
 Total liabilities and shareholders' equity                                                       $ 16,902,761         $ 16,912,441
                                                                                                  ============         ============


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                             --------------------------------------
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
                                                                                             ===========                ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Three months ended September 30,
                                                                                                   --------------------------------
                                                                                                      2002                   2001
                                                                                                   ----------             ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                         $ 259,159             $ 204,315
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                                                     87,899                49,944
     Disposal of furniture and equipment                                                                  927                  --
     Equity in net loss of unconsolidated joint venture                                                  --                   8,601
     Change in operating assets and liabilities:
       Accounts receivable, net                                                                       (18,421)              212,052
       Inventory, net                                                                                (135,656)              133,502
       Other current and long-term assets                                                              65,751                96,175
       Accounts payable, accrued and other liabilities                                                 67,938               (79,830)
                                                                                                    ---------             ---------
         Net cash provided by operating activities                                                    327,597               624,759
                                                                                                    ---------             ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to unconsolidated joint venture, net                                                         --                 186,058
   Purchase of fixed assets                                                                           (18,348)              (21,698)
                                                                                                    ---------             ---------
         Net cash (used in) / provided by investing activities                                        (18,348)              164,360
                                                                                                    ---------             ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit borrowing / (repayment), net                                                        150,000              (326,009)
   Principal payments on term loans                                                                  (515,233)             (350,000)
                                                                                                    ---------             ---------
         Net cash used in financing activities                                                       (365,233)             (676,009)
                                                                                                    ---------             ---------
         Net (decrease) / increase in cash and cash equivalents                                       (55,984)              113,110
 Cash and cash equivalents, beginning of period                                                       220,826                80,830
                                                                                                    ---------             ---------

 Cash and cash equivalents, end of period                                                           $ 164,842             $ 193,940
                                                                                                    =========             =========
 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:


 Interest paid                                                                                      $ 142,249             $ 233,725
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

2.    COMPANY OVERVIEW

      The following discussion should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q/A.

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

4.    PER SHARE INFORMATION

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months ended
                                                              September 30,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
 Numerator:
   Numerator for basic and diluted
     earnings per share:
   Net income                                            $  259,159   $  204,315
                                                         ----------   ----------
 Denominator:
   Denominator for basic earnings per
     share - weighted average shares                      3,345,851    3,292,184
   Effect of dilutive securities:
     Employee stock options                                  58,012       10,195
                                                         ----------   ----------
 Denominator for diluted earnings
   per share - weighted average and
   assumed conversion                                     3,403,863    3,302,379
                                                         ==========   ==========
 Basic earnings per share                                $    0.077   $    0.062
                                                         ==========   ==========
 Diluted earnings per share                              $    0.076   $    0.062
                                                         ==========   ==========
                                                          7

5.    INVENTORIES

      Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                                September 30,         June 30,
                                                    2002               2002
                                                ------------        -----------
 Raw Materials/Work in Process                   $ 1,307,326        $ 1,273,611
 Finished Goods                                      445,350            343,409
                                                 -----------        -----------
                                                   1,752,676          1,617,020
 Valuation Allowance                                 (44,953)           (44,953)
                                                 -----------        -----------
   Total inventory                               $ 1,707,723        $ 1,572,067
                                                 ===========        ===========

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment assessment to be completed by December 31, 2001. In November 2001, Management evaluated whether the intangible assets were impaired and to review the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. Management concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. Management has determined that the original classification was incorrect, and therefore should be restated. The result of this correction is solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets has not changed. Therefore, this correction had no affect on reported earnings, net worth or cash flows for any prior fiscal years.

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

      Goodwill and other intangible assets as of September 30, 2002, as allocated by reportable segment are as follows:

                                     Gross                              Net
                                    Carrying       Accumulated        Carrying
GOODWILL                             Amount       Amortization         Amount
                                  -----------     ------------       -----------
Medical / Trek                    $   272,786      $  (147,759)      $   125,027
Sonomed                            10,547,488       (1,021,938)        9,525,550
Vascular                            1,149,813         (208,595)          941,218
                                  -----------      -----------       -----------
  Total                           $11,970,087      $(1,378,292)      $10,591,795
                                  ===========      ===========       ===========

                                            Gross                        Net
                                           Carrying   Accumulated      Carrying
                                            Amount    Amortization      Amount
                                          ---------   ------------     ---------
AMORTIZED INTANGIBLE ASSETS
Patents
Medical / Trek                            $ 257,301     $(103,358)     $ 153,943
Vascular                                     36,915          --           36,915
                                          ---------     ---------      ---------
  Total                                   $ 294,216     $(103,358)     $ 190,858
                                          =========     =========      =========
License and distribution rights
Medical / Trek                            $ 180,182     $(150,153)     $  30,029
Pharmaceutical                              272,185       (65,983)       206,202
                                          ---------     ---------      ---------
  Total                                   $ 452,367     $(216,136)     $ 236,231
                                          =========     =========      =========
UNAMORTIZED INTANGIBLE ASSETS
Trademarks and trade names

Sonomed                                   $ 665,000     $ (63,194)     $ 601,806
                                          ---------     ---------      ---------
  Total                                   $ 665,000     $ (63,194)     $ 601,806
                                          =========     =========      =========

      Amortization expense for the three-month periods ended September 30, 2002 and 2001, as allocated by business segment are as follows:

                                                      For the three-month period
                                                          ended September 30,
                                                      --------------------------
                                                         2002             2001
                                                      ---------         --------
Goodwill amortization
Medical / Trek                                         $     --         $     --
Sonomed                                                      --               --
Vascular                                                     --               --
Patent amortization
Medical / Trek                                         $  2,683         $  2,683
Vascular                                                     --               --
License and distribution rights
  amortization
Medical / Trek                                         $  5,631         $  5,631
Pharmaceutical                                            5,126            4,727
Trademarks and trade names

Sonomed                                                $     --         $     --
Net income                                             $259,159         $204,315

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

                                                      For the three-month periods ended September 30,
                                                (all numbers in the table below are reported in thousands)
                         ---------------------------------------------------------------------------------------------------------
                               Sonomed               Vascular          Medical / Trek          Digital               Total
                         -------------------   -------------------   ------------------  -------------------   -------------------
                           2003       2002       2003       2002       2003      2002      2003       2002       2003       2002
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Revenue, net            $  1,389   $  1,527   $    666   $    658   $    840  $    731  $    113         $-   $  3,008   $  2,916
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income from operations       184        192         21         15        258       212       (12)      --          451        419
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Other income and
   expenses:
 Equity in loss of
   unconsolidated JV         --         --         --         --         --        --        --           (9)      --           (9)
 Interest income             --         --         --         --            1         1      --         --            1          1
 Interest expense            (184)      (192)        (9)       (15)      --        --        --         --         (193)      (207)
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income before taxes         --         --           12       --          259       213       (12)        (9)       259        204
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income taxes                --         --         --         --         --        --        --         --         --         --
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Net income (loss)           --         --           12       --          259       213       (12)        (9)       259        204
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Depreciation and
   amortization                 5         31         10         10         67         9         6       --           88         50
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Assets                    12,073     11,981      2,458      2,465      2,093     2,205       279        261     16,903     16,912
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Expenditures for long-
   lived assets              --           15       --            6         18      --        --         --           18         21
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------

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

      I During the three-month periods ended September 30, 2002 and 2001, Escalon had one entity, Bausch & Lomb; from which greater than 10% of consolidated net revenues were derived. Revenues were $573,000, or 19.05% of consolidated net revenues for the three-month period ended September 30, 2002 and were $501,000, or 17.18% of consolidated net revenues for the three-month period ended September 30, 2001. This revenue is included in the Medical / Trek business unit. Of the consolidated revenues reported above, $543,000, $31,000, $10,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical / Trek and Digital, respectively, during the three-month period ended September 30, 2002; and $573,000, $42,000 and $9,000 were derived internationally in Sonomed, Vascular and Medical / Trek during the three-month period ended September 30, 2001.

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

VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN IT'S LISTING ON THE NASDAQ SMALLCAP MARKET

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

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

      Product revenues increased $92,000, or 3.16%, to $3,008,000 for the three-month period ended September 30, 2002 as compared to $2,916,000 for the same period last fiscal year. Revenues in the Sonomed business unit decreased $138,000, or 9.04%, to $1,389,000. This decrease is primarily attributed to a soft domestic market, where revenues have decreased $108,000, as well as in Europe, where revenues decreased $92,000. These decreases are offset by a $52,000 increase in the Asian market. Revenues in the Vascular business unit, which remained relatively flat, increased $8,000, or 1.22%, to $666,000. Revenues in the Medical / Trek business unit increased $109,000, or 14.91%, to $840,000. The increase primarily relates to a $73,000 increase in OEM revenue from a single customer. The Silicone Oil contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the three months ended September 30, 2002, the step-down caused a $62,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $61,000 increase in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have any knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil. Revenues in the Digital business unit were $113,000 for the three-month period ended September 30, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002.

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

      Marketing general and administrative expenses increased $142,000, or 12.39%, for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses increased $42,000, or 13.50% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Salaries and other personnel-related costs increased $19,000, primarily due to the addition of a salesperson for the Latin America and Asia markets. Commissions paid to independent sales representatives increased $17,000 due to their increased volume. In the Vascular business unit, marketing, general and administrative expenses increased $57,000, or 25.33% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Salaries and other personnel-related costs increased $32,000, primarily due to the addition of a clinical support specialist and incentive compensation programs. Travel-related expenses increased $8,000 as a result of increased headcount. Additionally, the Company began allocating to Vascular certain expenses related to the Wisconsin facility that previously were included in the Medical / Trek business unit. The Company operates two of its business units from its Wisconsin facility: Medical/Trek and Vascular. A disproportionate share of facility overhead expenses was historically being charged to the Medical/Trek business unit. Management undertook a quantitative study to determine the appropriate allocation of these expenses. Marketing, general and administrative expenses in the Medical / Trek business unit decreased $39,000, or 6.39% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. Corporate franchise taxes decreased $41,000 due to the reincorporation of the Company from Delaware to Pennsylvania. Also contributing to the decrease, the Company began allocating from the Medical / Trek business unit certain expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $31,000 increase in corporate insurance premiums. The increase relates to an audit of prior year premiums and premium increases being instituted by the insurance industry in general. The insurance company undercharged premiums by $22,000. This amount was discovered by the insurance company and corrected in the first quarter of fiscal 2003. Marketing, general and administrative expenses in the Digital business unit were $82,000 for the three-month period ended September 30, 2002. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002.

      Research and development expenses increased $67,000, or 54.47% for the three-month period ended September 30, 2002 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product redesign offset by a reduction in salaries and other personnel-related expenses a result of reduced headcount. The Company redesigns its products every few years, as technology changes, to remain competitive in the market place.

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

                                                      For the three-month periods ended September 30,
                                                (all numbers in the table below are reported in thousands)
                         -------------------   -------------------   ------------------  -------------------   -------------------
                               Sonomed               Vascular          Medical / Trek          Digital               Total
                         -------------------   -------------------   ------------------  -------------------   -------------------
                           2003       2002       2003       2002       2003      2002      2003       2002       2003       2002
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Revenue, net            $  1,389   $  1,527   $    666   $    658   $    840  $    731  $    113         $-   $  3,008   $  2,916
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income from operations       184        192         21         15        258       212       (12)      --          451        419
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Other income and
   expenses:
 Equity in loss of
   unconsolidated JV         --         --         --         --         --        --        --           (9)      --           (9)
 Interest income             --         --         --         --            1         1      --         --            1          1
 Interest expense            (184)      (192)        (9)       (15)      --        --        --         --         (193)      (207)
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income before taxes         --         --           12       --          259       213       (12)        (9)       259        204
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Income taxes                --         --         --         --         --        --        --         --         --         --
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Net income (loss)           --         --           12       --          259       213       (12)        (9)       259        204
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Depreciation and
   amortization                 5         31         10         10         67         9         6       --           88         50
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Assets                    12,073     11,981      2,458      2,465      2,093     2,205       279        261     16,903     16,912
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
 Expenditures for long-
   lived assets              --           15       --            6         18      --        --         --           18         21
                         --------   --------   --------   --------   --------  --------  --------   --------   --------   --------

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

                                                             Long-term debt classified as current as of September 30,
                                               ------------------------------------------------------------------------------------
                                                  2002                2003              2004        2005    Thereafter      Total
                                               ----------         ----------           -------     ------   ----------    ---------
Term loan - capped                               450,000               --                --          --         --          450,000
  Interest rate - capped                            6.50%              --                --          --         --
Term loan - no cap                             1,700,000          4,150,000              --          --         --        5,850,000
  Interest rate - no cap                            6.50%              --                --          --         --
Line of credit - no cap                        1,400,000               --                --          --         --        1,400,000
  Interest rate - no cap                            6.25%              --                --          --         --
Endologix note                                   260,932            260,932            65,228        --         --          587,092
  Interest rate                                     5.75%              5.75%             5.75%       --         --
Deferred finance fees                            (96,513)              --                --          --         --          (96,513)

Total                                          3,810,932          4,410,932            65,228        --         --        8,287,092

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                  Exhibit 99.1

                      Statement of Chief Executive Officer
         Pursuant to Section 1350 of Title 18 of the United States Code

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Richard
J. DePiano, the Chairman and Chief Executive Officer of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      1. The Company's Form 10-Q/A Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 4, 2003                         /s/  Richard J. DePiano
                                            -----------------------
                                            Richard J. DePiano
                                            Chairman and Chief Executive Officer

                                  Exhibit 99.2

                      Statement of Senior Financial Officer
         Pursuant to Section 1350 of Title 18 of the United States Code

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Harry
M. Rimmer, the Senior Vice President - Finance of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      1. The Company's Form 10-Q/A Quarterly Report for the period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 4, 2003                        /s/  Harry M. Rimmer
                                            --------------------
                                            Harry M. Rimmer
                                            Senior Vice President - Finance

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

      Date:    March 4, 2003             By:     /s/  Richard J. DePiano
               -----------------                 -----------------------
                                                 Richard J. DePiano
                                                 Chairman and
                                                 Chief Executive Officer

      Date:     March 4, 2003            By:     /s/  Harry M. Rimmer
               -----------------                 --------------------
                                                 Harry M. Rimmer
                                                 Senior Vice-President - Finance

                                  CERTIFICATION

I, Richard J. DePiano, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Escalon Medical
      Corp.;

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

      /s/  Richard J. DePiano                     Date:    March 4, 2003
      -----------------------
      Richard J. DePiano
      Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Harry M. Rimmer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Escalon Medical
      Corp.;

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

      /s/  Harry M. Rimmer                        Date:    March 4, 2003
      --------------------
      Harry M. Rimmer
      Senior Vice President - Finance