Form 10-K/A
period 2002-06-30
ESCALON MEDICAL CORP
filed 2003-04-11
CIK 862668

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

MARKETING AND SALES


        The Medical/Trek business unit sells its ophthalmic device and instrument products directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Vascular access products are marketed domestically through internal sales and marketing employees located in Pennsylvania, Illinois and at its Wisconsin facility, as well as through five independent distributors and sales representatives located in Florida, Missouri, Ohio and Washington managed by the Company's sales team. The Sonomed product line is sold through internal sales employees located at the Company's New York facility. Sonomed utilizes a network of distributors both domestically and abroad. Sonomed also sells directly to medical institutions in the domestic market.


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
                                  ======     ======     ======

         Marketing, general and administrative expenses decreased $334,000, or 6.15%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, marketing, general and administrative expenses decreased $501,000, or 25.80%. Depreciation and amortization expenses decreased $735,000, primarily due to the application of SFAS 142 discussed in Note 3 of the Notes to Consolidated Financial Statements. Salaries and other personnel related costs increased $168,000, primarily due to the addition of a domestic salesperson and a salesperson for Latin America and the Pacific Rim. Bad debts increased by $101,000 as the Company reserved for specific international accounts receivable. In the Vascular business unit, marketing, general and administrative expenses decreased by $128,000, or 11.36%. Depreciation and amortization expenses decreased $83,000 primarily due to the application of SFAS 142. Salaries, commissions and other personnel related expenses increased $81,000 and consulting expenses decreased $151,000 primarily due to the addition of a sales and marketing manager and a clinical support specialist. Marketing, general and administrative expenses in the Medical/Trek business unit increased $162,000, or 6.90%. Executive and administrative compensation increased primarily due to the Company's strengthening of its management team and the centralization of the Company's finance function to the corporate office. The addition of an executive manager mid way through fiscal 2001 and the addition of clerical accounting staff resulted in the strengthening of the management team. This increase amounted to $245,000. Legal and accounting fees increased $135,000, primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Pennsylvania and the issuance of shares to Radiance Medical Systems, Inc., and the litigation discussed in Note 16 of the Notes to Consolidated Financial Statements. This increase was offset by a $64,000 decrease in commissions expense related to the termination of contracts with distributors, a $57,000 decrease in travel, lodging and meals and entertainment due to concerted cost reduction efforts in this area and a $30,000 reduction in temporary services. Marketing, general and administrative expenses in the Digital business unit totaled $129,000.


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




COMPANY RESPONSE:



      The following disclosure will be included in the Form 10-K/A to be filed concurrently with this letter under Item 10. Directors and Executive Officers of the Registrant.



----------------------------------------------------------------------------------------------------
                         Director    Year Term             Principal Occupations During Past Five
   Name of Director        Since    Will Expire    Age         Years and Certain Directorships
----------------------------------------------------------------------------------------------------
      CLASS III
----------------------------------------------------------------------------------------------------
Richard J. DePiano         1996         2005        61    Chairman and CEO of Escalon Medical
                                                          Corp. since March 1997.  CEO of the
                                                          Sandhurst Company, LP and Managing
                                                          Director of the Sandhurst Venture Fund
                                                          since 1986; Chairman of the Board of
                                                          Directors of Surgical Laser Technolo-
                                                          gies, Inc. and a director of Photomedex,
                                                          Inc.
----------------------------------------------------------------------------------------------------
Jay L. Federman, MD        1996         2005        63    Chief of the Division of Ophthalmology
                                                          at the Medical College of Pennsylvania
                                                          an M.C.P. Hahnemann School of Med-
                                                          icine and as Co-Director of the Retina
                                                          Service at Wills Eye Hospital in Phila-
                                                          delphia; Chairman of the Board of Dir-
                                                          ectors of Escalon Medical Corp. from
                                                          February 1996 to March 1997; Director
                                                          of Surgical Laser Technologies, Inc.
----------------------------------------------------------------------------------------------------
       CLASS I
----------------------------------------------------------------------------------------------------
William Kwan               1999         2003        61    Retired; Vice President of Business
                                                          Development of Alcon Laboratories,
                                                          Inc., a medical products company, from
                                                          October 1996 to 1999, and Vice Presi-
                                                          dent of International Surgical and Ins-
                                                          truments from November 1989 to
                                                          October 1996.
----------------------------------------------------------------------------------------------------
Anthony Coppola            2000         2003        64    Principal and operator of The Historic
                                                          Town of Smithville, Inc., a real estate
                                                          and commercial property company from
                                                          1988 to present; Retired Division Presi-
                                                          dent of SKF Industries, a manufacturing
                                                          company, from 1963 to 1986.
----------------------------------------------------------------------------------------------------
      CLASS II
----------------------------------------------------------------------------------------------------
Fred G. Choate             1998         2004        55    President of Beaumark Capital LLP, a
                                                          venture capital firm, since January 1999;
                                                          Manager of the greater Philadelphia
                                                          Venture Capital Corp. from 1992 to 1998;
                                                          Director of Berean Federal Savings
                                                          Bank
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
Jeffrey F. O'Donnell       1999         2004        41    President and CEO of PhotoMedex, Inc.,
                                                          a medical products company, since
                                                          November 1999; President and CEO of
                                                          X-Site Medical LLC, a medical products
                                                          company, from January 1999 to Novem-
                                                          ber 1999; President of Radiance Medical
                                                          Systems, Inc., a cardiology products
                                                          company, from May 1997 to January
                                                          1999; Vice President of Sales of Kensey
                                                          Nash Corporation, a cardiology prod-
                                                          ucts company, from January 1995 to
                                                          May 1997; Director of Radiance Medical
                                                          Systems, Inc. and PhotoMedex, Inc.
----------------------------------------------------------------------------------------------------



                        EXECUTIVE OFFICERS OF THE COMPANY



NAME                     AGE     POSITION
----                     ---     --------
Richard J. DePiano       61      Chairman and Chief Executive Officer
Harry M. Rimmer          55      Senior Vice President, Finance, Secretary and Treasurer



      Mr. DePiano has been a director of the Company since February 1996 and has served as Chairman and Chief Executive Officer of the Company since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano is Chairman of the Board of Directors of Surgical Laser Technologies, Inc. Mr. DePiano is a member of the Board of Directors of PhotoMedex, Inc.



      Mr. Rimmer was appointed Vice President, Corporate Development of the Company in March 2000. In August 2000 his role was expanded to include Vice President, Finance and Secretary. In August 2001 his role was expanded to include Senior Vice President, Finance, Secretary and Treasurer. From 1996 until 1999 Mr. Rimmer served as the Finance Director for Irving Tissue, Inc., a manufacturing and marketing company based in Philadelphia. In 1995 Mr. Rimmer was the Finance Officer for a division of Scott Paper, and for the first eight months of 1996 Mr. Rimmer was employed by the Kimberly Clark organization in connection with the divestment of a business unit.



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own ten percent or more of the Company's Common Stock, to file with the Commission reports of ownership and changes in ownership. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the period July 1, 2001 through June 30, 2002, all filing requirements applicable to its officers and directors were complied with, except that Richard J. DePiano, Jay L. Federman, Ronald L. Hueneke, Fred G. Choate, William Kwan, Jeffrey O'Donnell, Fred G. Choate and William Kwan filed their respective Form 5 late.



The following disclosure shall be included in the Form 10-K/A to be filed concurrently with this letter under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.



-----------------------------------------------------------------------------------------------------------------------
                                               BENEFICIAL OWNERSHIP TABLE
-----------------------------------------------------------------------------------------------------------------------
                                             AMOUNT OF                     AMOUNT OF
                                             BENEFICIAL                    BENEFICIAL       AMOUNT OF
                                            OWNERSHIP OF                    OWNERSHIP       AGGREGATE       AGGREGATE
 NAME AND ADDRESS                           OUT STANDING     PERCENT       OF SHARES        BENEFICIAL       PERCENT
 OF BENEFICIAL OWNER                         SHARES(1)**     OF CLASS      UNDERLYING       OWNERSHIP        OF CLASS
                                                                            OPTIONS
-----------------------------------------------------------------------------------------------------------------------
 Fred G. Choate (2)                               816           *            35,000            35,816          1.1%
-----------------------------------------------------------------------------------------------------------------------
 Richard J. DePiano                            16,528           *           445,000           461,528         12.2%
-----------------------------------------------------------------------------------------------------------------------
 Jay L. Federman, M.D.                         42,072          1.3%          55,000            97,072          2.9%
-----------------------------------------------------------------------------------------------------------------------
 Jeffrey F. O'Donnell                           1,000           *            35,000            36,000          1.1%
-----------------------------------------------------------------------------------------------------------------------
 William Kwan                                    -              *            50,000            50,000          1.5%
-----------------------------------------------------------------------------------------------------------------------
 Anthony Coppola                                 -              *            20,000            20,000            *
-----------------------------------------------------------------------------------------------------------------------
 Harry M. Rimmer                                 -              *            90,000            90,000          2.6%
-----------------------------------------------------------------------------------------------------------------------
 Ronald L. Hueneke                               -              *               0                0               *
-----------------------------------------------------------------------------------------------------------------------
 All directors and executive officers          60,416          1.8%         730,000           780,416         19.2%
 as a group (8 persons)
-----------------------------------------------------------------------------------------------------------------------



*     Less than 1%.

** Includes outstanding shares owned by the named person but does not include shares as to which such person has the right to acquire.

(1) Except as indicated in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)   Mr. Choate shares voting power of 215 of these shares with his wife.



                           EQUITY COMPENSATION PLAN INFORMATION

                           Number of securities    Weighted-Average     Number of securities
                           To be issued upon       Exercise price of    remaining available
                           Exercise of             outstanding          for future issuance
                           Outstanding options     options, warrants    under equity
                           Warrants and rights     and rights           compensation plans
                           -------------------     ----------           ------------------
Equity Compensation
Plans approved by          1,151,750               $2.39                180,205
Security holders

Equity compensation
Plans not approved         -0-                     -0-                  -0-
By security holders

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain compensation paid by the Company to its Chief Executive Officer and certain other highly compensated executive officers of the Company for all services rendered in all capacities for the periods shown. This table includes Ronald L. Hueneke, who left the Company effective June 30, 2002.





                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                    Annual Compensation          Compensation Awards
------------------------------------------------------------------------------------------------------------
                                                                               Securities
Name and                                                      Other Annual     Underlying      All Other
Principal Position       Year        Salary       Bonus       Compensation      Options     Compensation (1)
------------------------------------------------------------------------------------------------------------
Richard J. DePiano       2002      $  250,000   $  93,000     $          -         50,000   $        36,324
Chairman and Chief       2001      $  250,000   $  60,000     $          -        105,000   $        18,320
Executive Officer        2000      $  240,000   $       -     $          -         90,000   $        27,400
------------------------------------------------------------------------------------------------------------
Harry M. Rimmer          2002      $  120,000   $   15,000    $          -         25,000   $             -
Senior Vice              2001      $   90,000   $    9,000    $          -         40,000   $             -
President - Finance      2000      $   22,500   $    9,000    $          -         25,000   $             -
------------------------------------------------------------------------------------------------------------
Ronal L. Hueneke         2002      $  120,000   $        -    $     25,841              -   $         7,800
Former President         2001      $  120,000   $        -    $          -         35,000   $         7,800
and Chief Operating      2000      $  105,000   $        -    $          -         27,500   $         6,500
Officer
------------------------------------------------------------------------------------------------------------

(1) Includes payment by the Company of (i) in the case of Mr. DePiano, (a) an automobile allowance and (b) insurance premiums paid for life insurance;
      (ii) in the case of Mr. Hueneke, an automobile allowance.

               OPTION GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

--------------------------------------------------------------------------------
                                        % of Total
                           Number of      Options
                           Securities    Granted to
                           Underlying     Employees     Exercise
                             Options      in Fiscal       Price       Expiration
Name                        Granted        Year       (per share)        Date
--------------------------------------------------------------------------------
Richard J. DePiano            50,000        29.11%    $      2.77        11/2/11
--------------------------------------------------------------------------------
Harry M. Rimmer               25,000        14.56%    $      2.77        11/2/11
--------------------------------------------------------------------------------

(1) These options were granted under the Company's 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. See "Employment Agreements." The Options of Mr. Rimmer vest over a five-year period. The options of Mr. DePiano vest over a twenty-four month period.






                AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUE

                                                                            Value of Unexercised
                                                Number of Unexercised       in-the-Money Options
                                               Options at June 30, 2002       at June 30, 2002
--------------------------------------------------------------------------------------------------
                        Shares                                            Securities
                      Acquired on     Value                               Underlying   All Other
Name                   Exercise     Realized  Exercisable  Unexercisable    Options   Compensation
--------------------------------------------------------------------------------------------------
Richard J. DePiano              -   $      -      395,208         49,792  $   42,375  $      2,938
--------------------------------------------------------------------------------------------------
Ronald L. Hueneke          53,667   $ 25,841        1,708              -  $      315  $          -
--------------------------------------------------------------------------------------------------
Harry M. Rimmer                 -   $      -       27,083         62,917  $    1,077  $      1,860
--------------------------------------------------------------------------------------------------

(1) Potential unrealized value is (i) the fair market value at fiscal 2002 year-end less the option exercise price times (ii) the number of options. Fair market value as of fiscal 2002 year-end was determined based on a closing sale price on June 28, 2002 of $2.150.

      No awards were made to any named executive officer during such fiscal year under any long-term incentive plan. The Company does not sponsor any defined benefit or actuarial plans at this time.

EMPLOYMENT AGREEMENTS

      On May 12, 1998, the Company entered into an employment agreement with Richard J. DePiano as the Chairman and Chief Executive Officer of the Company. The initial term of the employment agreement commenced May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party's determination not to renew the agreement. The agreement currently provides for a base salary of $250,000 per year plus incentive compensation in the form of a cash bonus to be paid by the Company to Mr. DePiano at the discretion of the Board of Directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance of $800 per month.

      On July 1, 1999 the Company entered into an employment agreement with Ronald L. Hueneke to serve as the Company's President and Chief Operating Officer, which expired on June 30, 2002. Mr. Hueneke's employment agreement provided for a base salary at a rate established by the Company's Board of Directors, which was set at $120,000 per annum during 2002. Mr. Hueneke was also entitled to receive incentive compensation in the form of a cash bonus to be paid to Mr. Hueneke at the discretion of the Board of Directors. The agreement also provided for health, life and long-term disability insurance and other fringe benefits. Ronald L. Hueneke left the Company upon the expiration of his employment agreement on June 30, 2002.




COMPENSATION OF DIRECTORS

      None of the Company's directors was paid any directors fees by the Company during the fiscal year ended June 30, 2002. On August 13, 2002, Dr. Federman, Mr. Kwan, Mr. Coppola, Mr. Choate and Mr. O'Donnell were each issued stock options to purchase 10,000 shares of the Company's Common Stock, which are vested in full. The exercise price for each of these options was $1.45 per share. Each option expires ten years after the date of grant and is exercisable in full on the grant date. In addition, directors are reimbursed for expenses incurred in connection with attending meetings.

      Jeffrey F. O'Donnell rendered consulting services to the Company pursuant to a consulting agreement with the Company dated March 15, 1999. Mr. O'Donnell's consulting agreement provided for an annual consulting fee of $48,000, payable in monthly installments, and reimbursement of expenses reasonably incurred in connection with his services performed for the Company. The consulting agreement expired on June 30, 2001, and Mr. O'Donnell agreed not to compete with the Company for a period of two years after the expiration of such agreement.



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

3.1    (a)   Restated Articles of Incorporation of Registrant. (10)
       (b)   Agreement and Plan of Merger dated as of September 28, 2001 between Escalon
             Pennsylvania, Inc. and Escalon Medical Corp. (10)
3.2          Bylaws of Registrant. (10)
4.5    (a)   Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)
       (b)   Amendment to Warrant Agreement between the Registrant and U.S. Stock
             Transfer Corporation. (3)
       (c)   Amendment to Warrant Agreement between the Registrant and American Stock
             Transfer Corporation. (4)
4.6          Securities Purchase Agreement, dated as of December 31, 1997 by and among the
             Company and Combination. (6)
4.7          Registration Rights Agreement, dated as of December 31, 1997 by and among the
             Company and Combination. (6)
4.8          Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (6)
4.9          Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (6)
4.10         Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (6)
4.11         Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company. (6)
10.5         Employment Agreement between the Registrant and Ronald L. Hueneke dated July 1,
             1999. (12)
10.6         Employment Agreement between the Registrant and Richard J. DePiano dated May 12,
             1998. (8)
10.7         Non-Exclusive Distributorship Agreement between Registrant and Scott Medical
             Products dated October 12, 2000. (12)
10.9         Assets Sale and Purchase Agreement between the Registrant and Radiance Medical
             Systems, Inc. dated January 21, 1999. (7)
10.13        Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc., dated
             August 13, 1999. (7)
10.15        Registrant's  Amendment and Supplement  Agreement and Release between the Registrant and
             Radiance Medical  Systems,  Inc., Dated February 28, 2001 (13)
10.20        PNC Bank, N.A. Letter Agreement dated November 16, 2001. (14)
10.21        PNC Bank, N.A. Amended and Restated Committed Line of Credit Note dated November 16, 2001. (14)
10.22        PNC Bank, N.A. Amended and Restated Time Note dated November 16, 2001. (14)
10.23        PNC Bank, N.A. Pledge Agreement dated November 16, 2001, (14)
10.24        PNC Bank, N.A. Amended and Restated Security Agreement dated November 16, 2001. (14)
10.25        PNC Bank, N.A. Letter dated November 8, 1999 confirming Rate Cap Transaction for Notional amount of
             $3,000,000(*)
10.26        PNC Bank, N.A. Letter dated November 8, 1999 confirming Rate Cap Transaction for Notional amount of
             $7,000,000.(*)
11.1         Stock Purchase Agreement between the Registrant and the stockholders of Sonomed, Inc.
             dated January 14, 2000. (8)
11.2         Employment Agreement between the Registrant and Louis Katz dated January 14, 2000.
             (8)
11.3         Registrant's 1999 Equity Incentive Plan and Registrant's Equity Incentive Plan for
             Employees of Sonomed, Inc. (9)
11.4         Registrant's Amended and Restated 1999 Equity Incentive Plan. (9)
21           Subsidiaries. (11)
23.1         Consent of Parente Randolph, LLC, independent auditors. (*)
99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J.
             DePiano (*)
99.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Harry M.
               Rimmer (*)


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


(14) Filed as an exhibit to the Company's Form 10-K/A for the year ended June 30, 2002, filed by the Company with the SEC on March 3, 2003.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)


Dated:  April 10, 2003


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


Date:  April 10, 2003                             /s/  Richard J. DePiano
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


Date:  April 10, 2003                            /s/  Harry M. Rimmer
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


            The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured such that the Company receives consideration from Bausch & Lomb based on their sales of Silicone Oil on a quarterly basis. The consideration is calculated by multiplying Bausch & Lomb's net sales of the Silicone Oil product line by 95%, deducting cost of goods sold (at a previously agreed upon rate per unit), and multiplying the remaining balance by the following factors:



                   From 8/13/00-8/12/01               100%
                   From 8/13/01-8/12/02               82%
                   From 8/13/02-8/12/03               72%
                   From 8/13/03-8/12/04               64%
                   From 8/13/04-8/12/05               45%