Form 10-Q/A
period 2002-12-31
ESCALON MEDICAL CORP
filed 2003-04-11
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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


Date: APRIL 11, 2003         Shares of Common Stock, $0.001 par value: 3,345,851

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


     On December 23, 2002, Spring Street Capital, L.L.C., acquired the Company's bank debt. Bank debt consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit. On February 13, 2003, the Company entered into an Amended Agreement with Spring Street Capital, L.L.C. The primary amendments of the Amended Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement to make them more reasonably attainable. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The loan agreements were amended to reduce the principal payments, significantly decreasing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only "Bank debt" is used in the calculation. All subordinated debt is specifically omitted. The schedule below presents the amortization under the Amended Agreement as compared to the superseded original bank agreement:


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

                              ESCALON MEDICAL CORP.
                                  (Registrant)



Date:    April 10, 2003                     By:  /s/  Richard J. DePiano
         --------------                          -----------------------
                                                 Richard J. DePiano
                                                 Chairman and
                                                 Chief Executive Officer




Date:    April 10, 2003                     By:  /s/ Harry M. Rimmer
         --------------                          -------------------
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



          /s/  Richard J. DePiano                     Date: April 10, 2003
          -----------------------


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



          /s/  Harry M. Rimmer                        Date: April 10, 2003
          --------------------

          Harry M. Rimmer
          Senior Vice President - Finance

Exhibits

     The following is a list of exhibits filed as a part of this quarterly report on Form 10-Q.


10.14    2003 Amendment to Loan Agreement(1)
10.15    Allonge to Amended and Restated Term / Time Note(1)
10.16    Allonge to Amended and Restated Line of Credit Note(1)
99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J. DePiano
99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Harry M. Rimmer


(1) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2002.