Form 10-Q
period 2003-03-31
ESCALON MEDICAL CORP
filed 2003-05-15
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

| | Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from ______ to ______.

                         COMMISSION FILE NUMBER 0-20127

                         ------------------------------

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)

             ------------------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES |X| NO | |

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES | | NO |X|

     Indicate the number of shares of outstanding stock of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date: MAY 15, 2003           Shares of Common Stock, $0.001 par value: 3,355,851

================================================================================

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I           FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements                  3

                 Condensed Consolidated Balance Sheets as of March 31,
                 2003 (Unaudited) and June 30, 2002                           3

                 Condensed Consolidated Statements of Operations for the
                 three and nine month periods ended March 31, 2003 and
                 2002 (Unaudited)                                             4

                 Condensed Consolidated Statements of Cash Flows for the
                 nine month periods ended March 31, 2003 and 2002
                 (Unaudited)                                                  5

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         17

        Item 3.  Quantitative and Qualitative Disclosures about Market
                 Risk                                                        28

        Item 4.  Controls and Procedures                                     28

PART II          OTHER INFORMATION

        Item 1.  Legal Proceedings                                           29

        Item 6.  Exhibits and Reports on Form 8-K                            29

        Signatures                                                           29


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,        June 30,
                                                                                          2003            2002
                                                                                     ------------    ------------
                                                                                      (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $    132,634    $    220,826
  Accounts receivable, net                                                              2,343,868       2,093,877
  Inventory, net                                                                        1,796,552       1,572,067
  Other current assets                                                                    369,628         400,820
                                                                                     ------------    ------------
    Total current assets                                                                4,642,682       4,287,590
                                                                                     ------------    ------------
Long-term note receivable                                                                 150,000         150,000
Furniture and equipment, net                                                              551,404         626,377
Goodwill                                                                               10,591,795      10,591,795
Trademarks and trade names, net                                                           616,906         601,806
License and distribution rights, net                                                       18,769         246,988
Patents, net                                                                              185,492         193,541
Other assets                                                                               17,929         214,344
                                                                                     ------------    ------------
  Total assets                                                                       $ 16,774,976    $ 16,912,441
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                     $  1,375,000    $  1,250,000
  Current portion of long-term debt                                                     1,452,755       2,085,963
  Accounts payable                                                                        507,686         531,665
  Accrued compensation                                                                    437,186         498,954
  Other current liabilities                                                               236,241         161,115
                                                                                     ------------    ------------
    Total current liabilities                                                           4,008,868       4,527,697
Long-term debt, net of current portion                                                  4,495,694       5,191,393
                                                                                     ------------    ------------
    Total liabilities                                                                   8,504,562       9,719,090
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued             --              --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,355,851 and
    3,345,851 shares issued and outstanding at March 31, 2003 and June 30, 2002,
    respectively                                                                            3,361           3,346
  Additional paid-in capital                                                           46,243,795      46,228,710
  Accumulated deficit                                                                 (37,976,742)    (39,038,705)
                                                                                     ------------    ------------
    Total shareholders' equity                                                          8,270,415       7,193,351
                                                                                     ------------    ------------
Total liabilities and shareholders' equity                                           $ 16,774,976    $ 16,912,441
                                                                                     ============    ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended            Nine Months Ended
                                                              March 31,                     March 31,
                                                         2003           2002           2003           2002
                                                     -----------    -----------    -----------    -----------
Product revenue                                      $ 2,776,415    $ 2,836,512    $ 8,039,301    $ 7,721,016
Other revenue                                            610,477        429,576      1,623,107      1,292,508
                                                     -----------    -----------    -----------    -----------
Revenues, net                                          3,386,892      3,266,088      9,662,408      9,013,524
                                                     -----------    -----------    -----------    -----------

Costs and expenses:
  Cost of goods sold                                   1,178,377      1,298,521      3,536,340      3,519,450
  Research and development                               204,283        144,474        578,337        399,743
  Marketing, general and administrative                1,220,007      1,310,156      3,786,148      3,750,997
  Write-down of Povidone Iodine license and
    distribution rights                                  195,950             --        195,950             --
                                                     -----------    -----------    -----------    -----------
    Total costs and expenses                           2,798,617      2,753,151      8,096,775      7,670,190
                                                     -----------    -----------    -----------    -----------

Income from operations                                   588,275        512,937      1,565,633      1,343,334
                                                     -----------    -----------    -----------    -----------

Other income and expenses:
  Equity in income of unconsolidated joint venture        (3,518)            --             --          8,848
  Interest income                                            609            450          2,087          1,805
  Interest expense                                      (133,750)      (201,898)      (505,757)      (586,270)
                                                     -----------    -----------    -----------    -----------
    Total other income and expenses                     (133,141)      (204,966)      (503,670)      (575,617)
                                                     -----------    -----------    -----------    -----------

Net income                                           $   455,134    $   307,971    $ 1,061,963    $   767,717
                                                     ===========    ===========    ===========    ===========

Basic net income per share                           $     0.136    $     0.094    $     0.316    $     0.233
                                                     ===========    ===========    ===========    ===========

Diluted net income per share                         $     0.133    $     0.091    $     0.309    $     0.230
                                                     ===========    ===========    ===========    ===========

  Weighted average shares - basic                      3,355,851      3,292,184      3,355,851      3,292,184
                                                     ===========    ===========    ===========    ===========

  Weighted average shares - diluted                    3,420,474      3,385,263      3,441,180      3,339,627
                                                     ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                          2003           2002
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 1,061,963    $   767,717
Adjustments to reconcile net income to net cash
  provided by in operating activities:
    Depreciation and amortization                                         245,765        152,479
    Equity in net income of unconsolidated joint venture                       --         (8,848)
    Write-down of license and distribution rights                         195,950
    Disposal of furniture and equipment                                       927             --
    Change in operating assets and liabilities:
      Accounts receivable, net                                           (249,991)       238,173
      Inventory, net                                                     (224,485)        (4,824)
      Other current and long-term assets                                  227,608        178,869
      Accounts payable, accrued and other liabilities                     (10,621)       131,926
                                                                      -----------    -----------
        Net cash provided by operating activities                       1,247,116      1,455,492
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from unconsolidated joint venture, net                              --        206,828
  Purchase of fixed assets                                                (64,609)       (94,487)
                                                                      -----------    -----------
        Net cash (used in) / provided by investing activities             (64,609)       112,341
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                650,000      1,100,000
  Line of credit repayment                                               (525,000)    (1,451,009)
  Principal payments on term loans                                     (1,395,699)    (1,164,884)
  Payments of financing fees                                                   --        (73,506)
                                                                      -----------    -----------
        Net cash used in financing activities                          (1,270,699)    (1,589,399)
                                                                      -----------    -----------

        Net increase in cash and cash equivalents                         (88,192)       (21,566)
Cash and cash equivalents, beginning of period                            220,826         80,830
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $   132,634    $    59,264
                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                         $   500,127    $   575,930
                                                                      ===========    ===========
Issuance of Common Stock for EMS trade name                           $    15,100    $        --
                                                                      ===========    ===========
Transfer of title to assets in settlement of due from joint venture
  Accounts receivable                                                 $        --    $   166,937
                                                                      ===========    ===========
  Inventory                                                           $        --    $   139,806
                                                                      ===========    ===========
  Fixed assets                                                        $        --    $    79,258
                                                                      ===========    ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. and its subsidiaries Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("Digital"), Sonomed EMS, Srl ("Sonomed EMS") and Escalon Pharmaceutical, Inc. (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC").

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

     Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The principal regulatory body overseeing Escalon is the FDA. The FDA is authorized, at any time, to conduct an inspection of registered medical device facilities to ensure compliance.

     In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and no longer develops laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates presently being made.

     REVENUE RECOGNITION

     The Company recognizes revenue from the sales of its products at the time of shipment when title and risk of loss transfer. The Company provides products to distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can achieve discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts or sales incentives are given.

     The Company's considerations for recognizing revenue upon shipment of product to a distributor are based on the following:

  - Persuasive evidence of an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outline the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer does not have an immediate right of return, as the Company must first consent to the return in writing and is not required to do so.

  - Shipping terms are ex-factory shipping point. At this point the distributor takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

  - The Company's price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellations or termination clauses.

  - A distributor places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policy and procedures related to a distributor's creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

     Provision has been made for estimated sales returns based on historical experience.

     With respect to additional consideration related to the sale of the Company's Silicone Oil product line and the licensing of the Company's intellectual laser property, other revenue is recognized upon notification from the licensees of amounts earned.

     SHIPPING AND HANDLING COSTS

     Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

     ACCOUNTS RECEIVABLE, TRADE

     Accounts receivable, trade are reported at net realizable value. The allowance for doubtful accounts is estimated based on the Company's historical losses and upon a periodic review of individual accounts. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts.

     STOCK-BASED COMPENSATION

     Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of Statement No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in 2003. At March 31, 2003, the Company has five stock-based employee compensation plans. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

                                   Three Months Ended              Nine Months Ended
                                        March 31,                      March 31,
                                   2003           2002            2003           2002
                                ----------     ----------      ----------     ----------
Net Income, as reported         $  455,134     $  307,971      $1,061,963     $  767,717
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                           --             --        (145,110)      (188,883)
                                ----------     ----------      ----------     ----------
Pro forma net income            $  455,134     $  307,971      $  916,853     $  578,834
                                ==========     ==========      ==========     ==========
Earnings per share:
  Basic - as reported           $    0.136     $    0.094      $    0.316     $    0.233
                                ==========     ==========      ==========     ==========
  Basic - pro forma             $    0.136     $    0.094      $    0.273     $    0.176
                                ==========     ==========      ==========     ==========
  Diluted - as reported         $    0.133     $    0.091      $    0.309     $    0.230
                                ==========     ==========      ==========     ==========
  Diluted - pro forma           $    0.133     $    0.091      $    0.266     $    0.173
                                ==========     ==========      ==========     ==========

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

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"). Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for internal recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted FIN 45 as of January 1, 2003 and it has not had a material impact on its results of operations or financial condition.

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

5. PER SHARE INFORMATION

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months ended         Nine Months ended
                                              March 31,                 March 31,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted
    earnings per share:
  Net income                           $  455,134   $  307,971   $1,061,963   $  767,717
                                       ----------   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares     3,355,851    3,292,184    3,355,851    3,292,184
  Effect of dilutive securities:
    Employee stock options                 64,623       93,079       85,329       47,443
                                       ----------   ----------   ----------   ----------
Denominator for diluted earnings
  per share - weighted average and
  assumed conversion                    3,420,474    3,385,263    3,441,180    3,339,627
                                       ==========   ==========   ==========   ==========
Basic earnings per share               $    0.136   $    0.094   $    0.316   $    0.233
                                       ==========   ==========   ==========   ==========
Diluted earnings per share             $    0.133   $    0.091   $    0.309   $    0.230
                                       ==========   ==========   ==========   ==========

6. INVENTORIES

     Inventories, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                    March 31,       June 30,
                                       2003           2002
                                   -----------    -----------
Raw Materials/Work in Process      $ 1,371,816    $ 1,273,611
Finished Goods                         470,196        343,409
                                   -----------    -----------
                                     1,842,012      1,617,020

Valuation Allowance                    (45,460)       (44,953)
                                   -----------    -----------

  Total inventory                  $ 1,796,552    $ 1,572,067
                                   ===========    ===========

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment assessment to be completed by December 31, 2001. In November 2001, Management evaluated whether the intangible assets were impaired and reviewed the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. Management concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. Management has determined that the original classification was incorrect, and therefore should be restated. The result of this correction was solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets did not change. Therefore, this correction had no affect on reported earnings, net worth or cash flows for any prior fiscal years. In November 2001, the Company evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. Management concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. Management evaluated the carrying value of goodwill as compared to its fair value in the Medical/Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. Management made this conclusion after evaluating the discounted cash flow of the Medical/Trek business unit. In accordance with SFAS 142, the Company's intangible assets will continue to be assessed on an annual basis.

     Goodwill and other intangible assets as of March 31, 2003, as allocated by reportable segment are as follows:

                                                                Adjusted
                                      Gross                       Gross                          Net
                                    Carrying                    Carrying     Accumulated      Carrying
GOODWILL                             Amount      Impairment      Amount     Amortization       Amount
                                  -----------   -----------   -----------   ------------    -----------
Sonomed                           $10,547,488   $        --   $10,547,488   $ (1,021,938)   $ 9,525,550
Vascular                            1,149,813            --     1,149,813       (208,595)       941,218
Medical/Trek                          272,786            --       272,786       (147,759)       125,027
Sonomed EMS                                --            --            --             --             --
                                  -----------   -----------   -----------   ------------    -----------

Balance as of March 31, 2003      $11,970,087   $        --   $11,970,087   $ (1,378,292)   $10,591,795
                                  ===========   ===========   ===========   ============    ===========

                                                                Adjusted
                                      Gross                       Gross                          Net
                                    Carrying                    Carrying     Accumulated      Carrying
AMORTIZED INTANGIBLE ASSETS          Amount      Impairment      Amount     Amortization       Amount
                                  -----------   -----------   -----------   ------------    -----------
PATENTS
Medical/Trek                      $   257,301   $        --   $   257,301   $   (108,724)   $   148,577
Vascular                               36,915            --        36,915             --         36,915
Sonomed                                    --            --            --             --             --
Sonomed EMS                                --            --            --             --             --
                                  -----------   -----------   -----------   ------------    -----------

Balance as of March 31, 2003      $   294,216   $        --   $   294,216   $   (108,724)   $   185,492
                                  ===========   ===========   ===========   ============    ===========

LICENSE AND DISTRIBUTION RIGHTS
Medical/Trek                      $   180,182   $        --   $   180,182   $   (161,413)   $    18,769
Sonomed                                    --            --            --             --             --
Sonomed EMS                                --            --            --             --             --
Pharmaceutical *                      272,185      (195,950)       76,235        (76,235)            --
Vascular                                   --            --            --             --             --
                                  -----------   -----------   -----------   ------------    -----------

Balance as of March 31, 2003      $   452,367   $  (195,950)  $   256,417   $   (237,648)   $    18,769
                                  ===========   ===========   ===========   ============    ===========

* - Several years ago, the Company began seeking a corporate partner to fund commercialization of the Povidone Iodine 2.5% product line. The Company obtained the license and distribution rights from Harbor UCLA Medical Center. Having exhausted all partnering possibilities, during the three-month period ended March 31, 2003, it was decided that further expenditures on this project were not in the shareholders' best interest, and the project was abandoned. This decision resulted in the Company taking a charge of $196,000, which included the write-off of the remaining net book value of the license and distribution rights subsequent to normal amortization.

                                                               Adjusted
                                     Gross                       Gross                          Net
                                   Carrying                    Carrying     Accumulated      Carrying
UNAMORTIZED INTANGIBLE ASSETS       Amount      Impairment      Amount     Amortization       Amount
                                 -----------   -----------   -----------   ------------    -----------
TRADEMARKS AND TRADE NAMES
Sonomed                           $   665,000   $        --   $   665,000   $    (63,194)   $   601,806

Sonomed EMS                            15,100            --        15,100             --         15,100
Medical/Trek                               --            --            --             --             --
Vascular                                   --            --            --             --             --
                                  -----------   -----------   -----------   ------------    -----------

Balance as of March 31, 2003      $   680,100   $        --   $   680,100   $    (63,194)   $   616,906
                                  ===========   ===========   ===========   ============    ===========

                                         For the nine-month period
                                           ended March 31, 2003
                                         -------------------------
                                            2003           2002
                                         ----------     ----------
GOODWILL AMORTIZATION
Medical/Trek                             $       --     $       --
Sonomed                                          --             --
Sonomed EMS                                      --             --
Vascular                                         --             --

PATENT AMORTIZATION
Medical/Trek                             $    8,049     $    8,049
Sonomed                                          --             --
Sonomed EMS                                      --             --
Vascular                                         --             --


LICENSE AND DISTRIBUTION RIGHTS
  AMORTIZATION
Medical/Trek                             $   16,892     $   16,892
Sonomed                                          --             --
Sonomed EMS                                      --             --
Vascular                                         --             --

TRADEMARKS AND TRADE NAMES
  AMORTIZATION
Medical/Trek                             $       --     $       --
Sonomed                                          --             --
Sonomed EMS                                      --             --
Vascular                                         --             --

ESTIMATED ANNUAL AMORTIZATION EXPENSE

For the year ending June 30, 2003        $   33,262
For the year ending June 30, 2004        $   22,000
For the year ending June 30, 2005        $   10,739

8. LINE OF CREDIT AND LONG-TERM DEBT

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. The finance fees are being amortized over the life of the loans using the effective interest method. The unamortized finance fees offset the outstanding balance of the loans. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. The rate cap agreements expired on December 31, 2002, and the related fees have been completely amortized.

     On November 28, 2001, Escalon amended its loan agreement with the lender. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and a $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. Principal payments due on the term loan were amended such that the balance remains due within the five-year term loan of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. In connection with the amended agreement, Escalon issued to the lender warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The Warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement, which is being amortized over the life of the term loan. The unamortized finance fees offset the outstanding balance of the loans. Pursuant to this amended agreement, on March 1, 2002, the Company began paying a 1.0% facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

     On December 23, 2002, Spring Street Capital, L.L.C. ("Spring Street") acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with Spring Street. The primary amendments of the Amended Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement to make them more reasonably attainable. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The loan agreements were amended to reduce the principal payments, significantly decreasing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only "bank debt" is used in the calculation. All subordinated debt is specifically omitted. The schedule below presents the amortization under the Amended Agreement:

                                             Principal amortization
                                             ----------------------
        For the year ending June 30, 2003    $              600,000
        For the year ending June 30, 2004                 1,300,000
        For the year ending June 30, 2005                 1,500,000
        For the year ending June 30, 2006                 2,450,000
                                             ----------------------

                                             $            5,850,000
                                             ======================

As of March 31, 2003, the amounts outstanding under the term loan and line of credit were $5,550,000 and $1,375,000, respectively. At March 31, 2003, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. Spring Street's prime rate at March 31, 2003 was 4.25%.

9. LITIGATION

     As previously reported in reports filed with the SEC in June 1995, a purported class action complaint captioned George Kozloski v. Intelligent Surgical Lasers, Inc. et al., 95 Civ. 4299, was filed in the U.S. District Court for the Southern District of New York as a "related action" to In Re Blech Securities Litigation (a litigation matter to which the Company is no longer a party). The plaintiff purported to represent a class of all purchasers of the Company's stock from November 17, 1993, to and including September 21, 1994. The complaint alleged that the Company, together with certain of its officers and directors, David Blech and D. Blech & Co., Inc. issued a false and misleading prospectus in November 1993 in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The complaint also asserted claims under Section 10(b) of the Securities Exchange Act of 1934 and common law. Actual and punitive damages in an unspecified amount were sought, as well as constructive trust over the proceeds from the sale of stock pursuant to the offering.

     On June 6, 1996, the court denied a motion by the Company and the named officers and directors to dismiss the Kozloski complaint and, on July 22, 1996, the Company filed an answer to the complaint denying all allegations of wrongdoing and asserting various affirmative defenses.

     In an effort to curtail its legal expenses related to this litigation, while continuing to deny any wrongdoing, the Company reached an agreement to settle this action on its behalf and on behalf of its former and present officers and directors, for $500,000. The Company's directors and officers insurance carrier agreed to fund a significant portion of the settlement amount. Both the Company and the insurance carrier deposited such funds in an escrow account in 1996. The court approved the settlement after a fairness hearing on September 11, 2002.

10. OTHER REVENUE

     Other revenue includes quarterly payments earned in connection with the sale of the Adatosil(R) 5000 Silicone Oil ("Silicone Oil") product line and royalty payments received from a privately held entity related to licensing of the Company's intellectual laser technology. For the three-month periods ended March 31, 2003 and 2002, Silicone Oil revenue totaled $455,000 and $430,000, respectively, and laser technology royalties totaled $156,000 and $0, respectively. For the nine-month periods ended March 31, 2003 and 2002, Silicone Oil revenue totaled $1,348,000 and $1,293,000, respectively, and laser technology royalties totaled $275,000 and $0, respectively. Accounts receivable related to other revenue as of March 31, 2003 and June 30, 2002 were $455,000 and $457,000, respectively.

     The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured such that the Company receives consideration from Bausch & Lomb based on their sales of Silicone Oil on a quarterly basis. The consideration is calculated by multiplying Bausch & Lomb's net sales of the Silicone Oil product line by 95%, deducting cost of goods sold, and multiplying the remaining balance by the following factors:

                        From 8/13/00-8/12/01         100%
                        From 8/13/01-8/12/02          82%
                        From 8/13/02-8/12/03          72%
                        From 8/13/03-8/12/04          64%
                        From 8/13/04-8/12/05          45%

     The material terms of the license of the laser technology are that in exchange for licensing the Company's laser patents, which expire in 2014, it will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997 and Amended and Restated in October 2000 and expires upon the latest of the following events: (1) the last to expire of the laser patents; (2) ten years from the effective date of the amendment and restated agreement; or (3) the fifth anniversary date of the first commercial sale. The material termination provisions are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report;
(4) the commission of any material breech of any covenant or promise under the license agreement; or (5) Licensee may terminate at any time after ninety days notice. If the Licensee were to terminate the agreement, it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

11. SEGMENTAL INFORMATION

     During the nine-month periods ended March 31, 2003 and 2002, Escalon's operations were classified into four principal reporting segments that provided different products or services. Each segment is subject to different marketing, production and technology strategies.

                                                       For the nine-month periods ended March 31,
                                               (all numbers in the table below are reported in thousands)
                         ---------------------------------------------------------------------------------------------------
                               Sonomed               Vascular        Medical / Trek        Digital             Total
                         ------------------    ------------------    --------------    --------------    -------------------
                           2003       2002       2003       2002      2003     2002     2003     2002      2003       2002
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    --------
Product revenue          $ 4,640    $ 4,668    $ 2,031    $ 1,915    $1,056   $1,001   $ 312    $ 137    $ 8,039    $ 7,721
Other revenue                 --         --         --         --     1,623    1,293      --       --      1,623      1,293
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Revenue, net               4,640      4,668      2,031      1,915     2,679    2,294     312      137      9,662      9,014
Income from operations       531        548         22         38     1,044      766     (32)      (9)     1,566      1,343
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Other income and
  expenses:
Equity in loss of
  unconsolidated JV           --         --         --         --        --       --      --        9         --          9
Interest income               --         --         --         --         2        2      --       --          2          2
Interest expense            (484)      (548)       (22)       (38)       --       --      --       --       (506)      (586)
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
  Total other income
    and expenses            (484)      (548)       (22)       (38)        2        2      --        9       (504)      (576)
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Income before taxes           47         --         --         --     1,046      768     (32)      --      1,062        768
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Income taxes                  --         --         --         --        --       --      --       --         --         --
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Net income (loss)             47         --         --         --     1,046      768     (32)      --      1,062        768
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Depreciation and
  amortization                13         12         31         33       183      109      18       --        246        154
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Assets                    12,229     12,151      2,260      2,504     1,915    2,204     366      324     16,770     17,183
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Expenditures for long-
  lived assets                34         26          6         --        24       68      --       --         65         94
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------

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

     During the nine-month periods ended March 31, 2003 and 2002, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenue derived from Bausch & Lomb's sale of Silicone Oil and royalty revenue derived from a privately held entity related to licensing of the Company's intellectual laser technology. Commencing January 1, 2002, Digital derived its revenue from the sale of CFA digital imaging systems and related products.

     During the nine-month periods ended March 31, 2003 and 2002, there was one entity, Bausch & Lomb, from which Escalon derived greater than 10% of its consolidated net revenues. Revenues were $1,753,000 or 18.07% of consolidated net revenues for the nine-month period ended March 31, 2003 and were $1,630,000 or 18.36% of consolidated net revenues for the nine-month period ended March 31, 2002. This revenue is included in the Medical/Trek business unit. Of the consolidated net revenues reported above, $1,466,000, $118,000, $38,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the nine-month period ended March 31, 2003; and $1,702,000, $133,000, $32,000 and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the nine-month period ended March 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in this Form 10-Q Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provided current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's plans to file applications with the Food and Drug Administration ("the FDA"), the development of joint venture opportunities, the effects of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed; and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and this list of factors should not be considered an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     Escalon's liquidity is affected by many factors, some of which arise from fluctuations related to global markets and economies and some of which are based on the normal ongoing operations of the company's businesses. For instance, the Company's current term loan with Spring Street provides for quarterly principal payments, and a $2,450,000 final balloon payment, which is due on September 1, 2005. The current rate of cash generated from operations, cash on hand and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment is due. The Company will be likely be required to secure alternative debt or equity financing in order to satisfy the balloon payment, and management cannot assure that such financing will be available when required on acceptable terms.

CONCENTRATION OF REVENUES

     The Company realized 15.09% and 15.07% of its net revenue during the nine-month periods ended March 31, 2003 and 2002, respectively, from Bausch & Lomb's sale of Silicone Oil. While management does not expect this revenue to decline rapidly in the foreseeable future other than as is allowed for by the step-downs in the agreement (see Footnote 10 to Condensed Consolidated Financial Statements), any such decrease would have a significant impact on the Company's consolidated financial position; results of operations and cash flows, and the Company's stock price could be negatively impacted.

REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

     The Company could be affected by trends toward managed care, health care cost containment and other changes in government and private sector initiatives, in the United States and other countries in which the Company does business, that are placing increased emphasis on delivery of more cost-effective medical therapies. Changes in governmental laws, regulations and accounting standards and the enforcement thereof and agency or governmental actions or investigations involving the industry in general or the Company in particular may be adverse to the Company. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (FDA). The FDA requires extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing.

THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS

     The Company generally sells its products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introduction of new products and enhancements, the Company's products will become technologically obsolete over time, in which case the Company's revenue and operating results would suffer. The success of the Company's new product offering will depend on several factors, including the Company's ability to: (i) properly identify customer needs, (ii) innovate and develop new technologies, services and applications,
(iii) successfully commercialize new technologies in a timely manner, (iv) manufacture and deliver Company products in sufficient volumes on time, (v) differentiate Company offerings from competitors' offerings, (vi) price Company products competitively, and (vii) anticipate competitors' announcements of new products, services or technological innovations.

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

THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

     Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved. Recent events have made the investing public particularly sensitive to listed companies' reporting practices and accounting policies in general. The SEC could make regulatory changes that could have a direct effect on the Company. Additionally, the Company may find it necessary to enforce its legal right with respect to patented and proprietary information. The outcome of any of these matters and the impact they may have on the Company cannot be foreseen.

VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN ITS LISTING ON THE NASDAQ SMALLCAP MARKET

     The public stock markets have experienced significant volatility in stock prices in recent years, which could cause the Company's stock price to experience severe price changes that are unrelated or disproportionate to the operating performance of the Company. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter to quarter variations in operating results, announcements in technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the healthcare industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

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

     Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, marketing and distribution of ophthalmic medical devices, vascular access devices and pharmaceuticals. The principal regulatory body overseeing Escalon is the FDA. The FDA is authorized, at any time, to conduct an inspection of registered medical device facilities to ensure compliance.

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

     To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical

Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology during fiscal 2002. In January 2000, the Company purchased Sonomed, Inc., a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, Digital formed a joint venture, Escalon Medical Imaging, LLC ("EMI") with MegaVision, Inc. ("MegaVision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with MegaVision and commenced operations with its Digital business unit on January 1, 2002.

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

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"). Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for internal recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted FIN 45 as of January 1, 2003 and it has not had a material impact on its results of operations or physical condition.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed above in
Note 7 to the Condensed Consolidated Financial Statements. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     Product revenue decreased $60,000, or 2.12%, to $2,776,000 for the three-month period ended March 31, 2003 as compared to $2,836,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit decreased $32,000, or 1.94%, to $1,621,000. This decrease is primarily attributable to Latin America, Africa and Asia, where product revenue decreased $92,000, $44,000 and $41,000, respectively, offset by a $124,000 increase in the domestic market. Management believes that the weak economy in Latin America has led to the decrease in that market, while the surge in the domestic market primarily relates to increased demand for Sonomed's pachymeter product. Usage of the pachymeter product has recently been expanded to include glaucoma screening. Product revenue in the Vascular business unit increased $44,000, or 6.81%, to $690,000. The increase primarily relates to increased usage in the marketplace. Product revenue in the Medical/Trek business unit increased $6,000, or 1.50%, to $406,000. Product revenue in the Digital business unit decreased $78,000, or 56.93%, to $59,000.

     Product revenues increased $318,000, or 4.12%, to $8,039,000 for the nine-month period ended March 31, 2003 as compared to $7,721,000 for the same period last fiscal year. Product revenue in the Sonomed business unit decreased $28,000, or 0.60%, to $4,640,000. This decrease is primarily attributed to Latin America where product revenue decreased $178,000, offset by an increase in the domestic market of $155,000. Management believes that the weak economy in Latin America has led to the decrease in that market, while the surge in the domestic market primarily relates to increased demand for Sonomed's pachymeter product. Usage of the pachymeter product has recently been expanded to include glaucoma screening. Product revenue in the Vascular business unit increased $122,000, or 6.37%, to $2,037,000. The increase primarily relates to increased usage in the marketplace. During fiscal 2001, the Company identified certain underperforming distributors within its Vascular business unit and terminated its relationship with them. Subsequent to terminating these distributors, the Company began selling in the territories once covered by the distributors. Management believes that revenues in the territories once covered by the distributors have remained stable or increased. Revenue in the vascular business unit increased 26.91% during the nine-month period ended March 31, 2002 as compared to the same period in the prior fiscal year and, this fiscal year, revenue continues to build upon this increased base. Product revenue in the Medical/Trek business unit increased $55,000, or 5.49%, to $1,056,000. OEM revenue from Bausch & Lomb increased $68,000. Product revenue in the Digital business unit increased $175,000. The Company terminated its joint venture and commenced operations within the Digital business unit on January 1, 2002.

     Other revenue increased $180,000, or 41.86%, to $610,000 for the three-month period ended March 31, 2003 as compared to $430,000 for the same period last fiscal year. The increase primarily relates to a $156,000 royalty payment received from a privately held entity related to the licensing of the Company's intellectual laser technology. Escalon licensed the technology to the privately held company in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when the privately held company began selling product related to the Company's intellectual laser technology. The remaining $24,000 increase in other revenue relates to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the three-month period ended March 31, 2003, the step-down caused a $63,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $87,000 increase in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil.

     Other revenue increased $330,000, or 25.52%, to $1,623,000 for the nine-month period ended March 31, 2003 as compared to $1,293,000 for the same period last fiscal year. The increase primarily relates to $275,000 royalty payments received from a privately held entity related to the licensing of the Company's intellectual laser technology. Escalon licensed the technology to the privately held company in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when the privately held company began selling product related to the Company's intellectual laser technology. The remaining $55,000 increase in other revenue relates to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the nine-month period ended March 31, 2003, the step-down caused a $188,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $243,000 increase in Silicone Oil revenue is due to fluctuations in the market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil.

     Cost of goods sold totaled $1,178,000, or 34.78% of net revenue, for the three-month period ended March 31, 2003 as compared to $1,299,000, or 39.77% of net revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $517,000, or 31.89% of net revenue, as compared to $725,000 or 43.86% of net revenue, for the same period last fiscal year. Sonomed experienced a significant shift in product mix with the increase in demand for the pachymeter product, which has lower cost of goods sold as a percentage of revenue than much of the remainder of the Sonomed product line. Cost of goods sold in the Vascular business unit totaled $339,000, or 48.78% of net revenue, as compared to $247,000, or 38.24% of net revenue, for the same period last fiscal year. Vascular's margins have been affected by both product mix, having experienced an increase in sales of the ONC product line, which has a higher cost of goods sold per unit due to smaller-scale production than the remainder of the Vascular product line, and also has been affected by a lower price per unit, having experienced an increase in sales to distributors. Cost of goods sold in the Medical/Trek business unit totaled $277,000, or 27.24% of net revenue, as compared to $264,000, or 31.81% of net revenue, for the same period last fiscal year. When other revenue is excluded (no costs are associated with these revenue streams), cost of goods sold, as a percentage of net revenue was 68.23% and 66.00% for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which was primarily controlled by market demand. Cost of goods sold in the digital business unit was $45,000, or 76.27% of net revenue, as compared to $63,000, or 45.99% of net revenue for the three-month periods ended March 31, 2003 and 2002, respectively.

     Cost of goods sold totaled $3,536,000, or 36.60% of net revenue, for the nine-month period ended March 31, 2003 as compared to $3,519,000, or 39.04% of net revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $1,822,000, or 39.27% of net revenue, as compared to $2,072,000 or 44.39% of net revenue, for the same period last fiscal year. Sonomed experienced a significant shift in product mix with the increase in demand for the pachymeter product, which has lower cost of goods sold as a percentage of revenue than much of the remainder of the Sonomed product line. Cost of goods sold in the Vascular business unit totaled $873,000, or 42.86% of net revenue, as compared to $752,000, or 39.27% of net revenue, for the same period last fiscal year. Vascular's margins have been affected by both product mix, having experienced an increase in sales of the ONC product line, which has higher cost of goods sold per unit due to smaller-scale production than the remainder of the Vascular product line, and also has been affected by lower price per unit, having experienced an increase in sales to distributors. Cost of goods sold in the Medical/Trek business unit totaled $689,000, or 25.72% of net revenue, as compared to $632,000, or 27.55% of net revenue, for the same period last fiscal year. When other revenue is excluded (no costs are associated with these revenue streams), cost of goods sold, as a percentage of net revenue was 65.25% and 63.14% for the nine-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which was primarily controlled by market demand. Cost of goods sold in the digital business unit was $153,000, or 49.04% of net revenue, as compared to $63,000, or 45.99% of net revenue.

     Marketing, general and administrative expenses decreased $91,000, or 6.94%, for the three-month period ended March 31, 2003 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $173,000, or 39.59%. Salaries and other personnel related expenses decreased $127,000, primarily the result of reduced headcount. Bad debts decreased $53,000, primarily due to the Company reserving for specific international accounts in the 2002 period, which did not reoccur in the current year period. In the Vascular business unit, marketing, general and administrative expenses increased $42,000, or 17.00%. The Company began allocating to the Vascular business unit certain overhead expenses related to the Wisconsin facility that previously were included in the Medical/Trek business unit. The Company operates two of its business units from its Wisconsin facility: Medical/Trek and Vascular. A disproportionate share of facility overhead expenses was historically being charged to the Medical/Trek business unit. Management undertook a quantitative study to determine the appropriate allocation of these expenses. In the Medical/Trek business unit, marketing, general and administrative expenses increased $56,000, or 9.93%. State tax expenses and consulting increased $48,000 and $12,000, respectively. Corporate insurance premiums increased $10,000 reflecting a rise in premiums being instituted by the insurance industry in general. These increases were offset by decreases related to the Company allocating from the Medical/Trek business unit overhead expenses related to the Wisconsin facility to the Vascular business unit. In the Digital business unit, marketing, general and administrative expenses decreased $16,000, or 25.40%. The decrease primarily relates to a $20,000 decrease in legal fees. The fees in the year ago period related to the cessation of the Company's joint venture.

     Marketing, general and administrative expenses increased $36,000, or 0.96%, for the nine-month period ended March 31, 2003 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $81,000, or 7.51%. Salaries and other personnel related expenses decreased $125,000, primarily the result of reduced headcount. Bad debts decreased $27,000, primarily due to the Company reserving for specific international accounts in the 2002 period. Consulting expenses increased $52,000 as a result of the Company's efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $136,000, or 18.84%. Salaries and other personnel related expenses increased $49,000, primarily the result of increased headcount. Sales travel and meeting expenses increased by a combined $20,000 and samples expense increased by $13,000. Also contributing to the increase, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit. In the Medical/Trek business unit, marketing, general and administrative expenses decreased $147,000, or 7.79%. Legal expenses decreased $64,000. Expenditures in the 2002 period were unusually high due to required filings with the SEC related to the reincorporation into Pennsylvania, the issuance of Escalon Common Stock shares to Endologix, Inc. and certain litigation matters. Salaries and other personnel-related expenses decreased $60,000, primarily the result of reduced headcount. Also contributing to the decrease, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $79,000 increase in corporate insurance premiums. The increase relates to an audit of prior year premiums and premium increases being instituted by the insurance industry in general. The insurance company undercharged premiums by $22,000. This amount was discovered by the insurance company and corrected in the first quarter of fiscal 2003. In the Digital business unit, marketing, general and administrative expenses increased $128,000. The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002, and therefore, during the first six months of the previous fiscal year, these expenses were incurred within the joint venture.

     Research and development expenses increased $60,000, or 41.67%, for the three-month period ended March 31, 2003 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product development. The Company redesigns its products every few years, as technology changes, to remain competitive in the market place.

     Research and development expenses increased $178,000, or 44.50%, for the nine-month period ended March 31, 2003 as compared to the same period last fiscal year. The increase primarily relates to consulting expenses incurred in connection with product development.

     Several years ago, the Company began seeking a corporate partner to fund commercialization of the Povidone Iodine 2.5% product line. The Company obtained the license and distribution rights to the product from Harbor UCLA Medical Center. Having exhausted all partnering possibilities, during the three-month period ended March 31, 2003, it was decided that further expenditures on this project were not in the shareholders' best interest, and the project was abandoned. This decision resulted in the Company taking a charge of $195,000, which included the write-off of the remaining net book value of the license and distribution rights subsequent to normal amortization.

     The Company terminated its joint venture and commenced operations within its Digital business unit on January 1, 2002. The Company recognized a $4,000 net loss and $9,000 net income during the three and nine-month periods ended March 31, 2002, respectively.

     Interest income remained relatively unchanged for the three-month period ended March 31, 2003 as compared to the same period last fiscal year; $600 and $400, respectively. Interest income remained relatively unchanged for the nine-month period ended March 31, 2003 as compared to the same period last fiscal year, $2,000 and $1,800, respectively.

     Interest expense decreased $68,000 for the three-month period ended March 31, 2003 as compared to the same period last fiscal year. Interest expense decreased $81,000 for the nine-month period ended March 31, 2003 as compared to the same period last fiscal year primarily due to reduced total debt levels and lower interest rates.

     There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, Escalon had cash and cash equivalents of $133,000 as compared to $221,000 at June 30, 2002, a decrease of $88,000. Cash provided from operations was $1,247,000. These funds, in addition to $125,000 provided by additional net borrowings on the line of credit with Spring Street were used to pay down the Company's term loan with Spring Street as well as the Company's note payable to

Endologix, Inc. by a combined $1,396,000. The Company also purchased $65,000 of fixed assets during the nine-month period ended March 31, 2003.

     On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0% and the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. The finance fees are being amortized over the life of the loans using the effective interest method. The unamortized finance fees offset the outstanding balance of the loans. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating-rate term loan and line of credit. The Company incurred $122,800 in fees related to these rate cap agreements. The rate cap agreements expired on December 31, 2002, and the related fees have been completely amortized.

     On November 28, 2001, Escalon amended its loan agreement with the lender. The amendment included converting the existing balances on the term loan and the line of credit into a $7,900,000 term loan and a $2,000,000 available line of credit. The aggregate balance of debt outstanding did not change as a result of this refinancing. Principal payments due on the term loan were amended such that the balance remains due within the five-year term loan of the original agreement, including a $2,000,000 balloon payment due on June 30, 2004. Interest rates on the term loan and line of credit were increased to prime plus 1.75% and prime plus 1.50%, respectively. In connection with the amended agreement, Escalon issued to the lender warrants to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.66 per share. The Warrants were valued at $4,800 using the Black-Sholes option pricing method with the following assumptions: risk-free interest rate of 5.0%, expected volatility of .18, expected warrant life of 42 months from vesting and an expected dividend rate of 0.0%. The Company also paid a $50,000 facility fee upon execution of the loan agreement, which is being amortized over the life of the term loan. The unamortized finance fees offset the outstanding balance of the loans. Pursuant to this amended agreement, on March 1, 2002, the Company began paying a 1.0% facility fee that is payable quarterly through June 30, 2004, and is calculated based on the aggregate principal amount outstanding under the term loan and line of credit on January 1 of each year. All of the Company's assets collateralize this amended agreement.

     On December 23, 2002, Spring Street Capital, L.L.C. ("Spring Street") acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with Spring Street. The primary amendments of the Amended Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement to make them more reasonably attainable. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The loan agreements were amended to reduce the principal payments, significantly decreasing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only "bank debt" is used in the calculation. All subordinated debt is specifically omitted. The schedule below presents the amortization under the Amended Agreement as compared to the superseded original bank agreement:

                                       2/13/03 Agreement   11/28/01 Agreement
                                       -----------------   ------------------
   For the year ending June 30, 2003   $         600,000   $        1,050,000
   For the year ending June 30, 2004           1,300,000            4,800,000
   For the year ending June 30, 2005           1,500,000                   --
   For the year ending June 30, 2006           2,450,000                   --
                                       -----------------   ------------------

                                       $       5,850,000   $        5,850,000
                                       =================   ==================

     As of March 31, 2003, the amounts outstanding under the term loan and line of credit were $5,550,000 and $1,375,000, respectively. At March 31, 2002, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. Spring Street's prime rate at March 31, 2003 was 4.25%.

     On January 21, 1999, the Company's Vascular subsidiary and Endologix, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of payment of the royalties. Pursuant to the amendments, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

     The current rate of cash generated from operations, cash on hand and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development until the balloon payment under the term loan with Spring Street is due. The Company will likely be required to secure alternative debt or equity financing in order to satisfy any balloon payment of the amended loan agreement, and management cannot assure that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenue received from Bausch & Lomb, which are expected to continue in varying amounts through fiscal 2005. While management does not expect this revenue to decline rapidly in the foreseeable future, any such decrease would have a significant impact on the Company's consolidated financial position, results of operations and cash flows. The Company's stock price could be negatively impacted as well. The Bausch & Lomb revenues reduce on an annual basis due to a contractual step-down. Additionally, the revenues are based on sales of the Silicone Oil product line by Bausch & Lomb and will be dependant on their ability to maintain their market share.

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, the following listing requirements must be met:

  - Stockholders' equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations (in the latest fiscal year or two of the last three fiscal years) of $500,000;

  -  500,000 publicly held shares;

  -  $1,000,000 market value of publicly held shares;

  -  A minimum bid price of $1;

  -  300 shareholders (round lot holders);

  -  Two market makers; and

  -  Established corporate governance

     As of March 31, 2003, Escalon complied with these requirements. If Escalon's securities were delisted, a shareholder would find it more difficult to dispose of them, or obtain accurate quotations as to the market value of the Company's securities.

SEGMENTAL INFORMATION

     During the nine-month periods ended March 31, 2003 and 2002, Escalon's operations were classified into four principal reporting segments that provided different products or services. Each segment is subject to different marketing, production and technology strategies.

                                                       For the nine-month periods ended March 31,
                                               (all numbers in the table below are reported in thousands)
                         --------------------------------------------------------------------------------------------------
                               Sonomed               Vascular        Medical / Trek        Digital             Total
                         ------------------    ------------------    --------------    --------------    ------------------
                           2003       2002       2003       2002      2003     2002     2003     2002      2003       2002
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Product revenue          $ 4,640    $ 4,668    $ 2,031    $ 1,915    $1,056   $1,001   $ 312    $ 137    $ 8,039    $ 7,721
Other revenue                 --         --         --         --     1,623    1,293      --       --      1,623      1,293
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Revenue, net               4,640      4,668      2,031      1,915     2,679    2,294     312      137      9,662      9,014
Income from operations       531        548         22         38     1,044      766     (32)      (9)     1,566      1,343
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Other income and
  expenses:
Equity in loss of
  unconsolidated JV           --         --         --         --        --       --      --        9         --          9
Interest income               --         --         --         --         2        2      --       --          2          2
Interest expense            (484)      (548)       (22)       (38)       --       --      --       --       (506)      (586)
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
  Total other income
    and expenses            (484)      (548)       (22)       (38)        2        2      --        9       (504)      (576)
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Income before taxes           47         --         --         --     1,046      768     (32)      --      1,062        768
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Income taxes                  --         --         --         --        --       --      --       --         --         --
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Net income (loss)             47         --         --         --     1,046      768     (32)      --      1,062        768
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Depreciation and
  amortization                13         12         31         33       183      109      18       --        246        154
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Assets                    12,229     12,151      2,260      2,504     1,915    2,204     366      324     16,770     17,183
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------
Expenditures for long-
  lived assets                34         26          6         --        24       68      --       --         65         94
                         -------    -------    -------    -------    ------   ------   -----    -----    -------    -------

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

     During the nine-month periods ended March 31, 2003 and 2002, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenue derived from Bausch & Lomb's sale of Silicone Oil and royalty revenue derived from a privately held entity related to licensing of the Company's intellectual laser technology. Commencing January 1, 2002, Digital derived its revenue from the sale of CFA digital imaging systems and related products.

     During the nine-month periods ended March 31, 2003 and 2002, there was one entity, Bausch & Lomb, from which Escalon derived greater than 10% of its consolidated net revenues. Revenues were $1,753,000 or 18.07% of consolidated net revenues for the nine-month period ended March 31, 2003 and were $1,630,000 or 18.36% of consolidated net revenues for the nine-month period ended March 31, 2002. This revenue is included in the Medical/Trek business unit. Of the consolidated net revenues reported above, $1,466,000, $118,000, $38,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the nine-month period ended March 31, 2003; and $1,702,000, $133,000, $32,000 and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and Digital, respectively, during the nine-month period ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based upon the prime rate at March 31, 2003 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note.

                                       Long-term debt classified as current as of March 31,
                        --------------------------------------------------------------------------------
                            2002          2003          2004         2005      Thereafter        Total
                            ----          ----          ----         ----      ----------        -----
Term loan                1,250,000     1,450,000     2,850,000            --            --     5,550,000
  Interest rate               6.50%           --            --            --            --
Line of credit           1,375,000            --            --            --            --     1,375,000
  Interest rate               6.25%           --            --            --            --
Endologix note             260,932       195,699            --            --            --       456,631
  Interest rate               5.75%         5.75%           --            --            --
Deferred finance fees      (58,172)           --            --            --            --       (58,172)
                        ----------    ----------    ----------    ----------    ----------    ----------
Total                    2,827,755     1,645,699     2,850,000            --            --     7,323,449
                        ==========    ==========    ==========    ==========    ==========    ==========

EXCHANGE RATE RISK

     During the nine-month periods ended March 31, 2003 and 2002, approximately 17.11% and 20.71% of Escalon's consolidated net revenue was derived from international sales. The price of all product sold overseas is denominated in United States dollars and consequently the Company incurs no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing consulting expenses in the European market during fiscal 2003 that are transacted in Euros. These expenses were $59,000 for the nine-month period ended March 31, 2003.

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

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information contained in Note 9. of the Notes to Condensed Consolidated Financial Statements in Part I is incorporated herein by reference thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following is a list of exhibits filed as part of this quarterly report on Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

10.14  2003 Amendment to Loan Agreement (1)

10.15  Allonge to Amended and Restated Term/Time Note (1)

10.16  Allonge to Amended and Restated Line of Credit Note (1)

99.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code - Richard J. DePiano

99.2 Certification Pursuant to Section 1350 of Title 18 of the United States Code - Harry M. Rimmer

(1) Filed as an Exhibit to the Company's Form 10-Q for the Quarter Ended December 31, 2002.

Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)


Date:    May 15, 2003                   By:      /s/ Richard J. DePiano
                                                 ----------------------
                                                 Richard J. DePiano
                                                 Chairman and
                                                 Chief Executive Officer


Date:    May 15, 2003                   By:      /s/ Harry M. Rimmer
                                                 -------------------
                                                 Harry M. Rimmer
                                                 Senior Vice President - Finance

                                  CERTIFICATION

I, Richard J. DePiano, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have;
          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


          /s/ Richard J. DePiano                       Date: May 14, 2003
          ----------------------
          Richard J. DePiano
          Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Harry M. Rimmer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have;
          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


          /s/ Harry M. Rimmer                          Date: May 14, 2003
          -------------------
          Harry M. Rimmer
          Senior Vice President - Finance