Form 10-K
period 2003-06-30
ESCALON MEDICAL CORP
filed 2003-09-29
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-20127

                         ______________________________


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

          Securities registered pursuant to Section 12(b) of Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         At December 31, 2002, the aggregate market value of the shares of Common Stock held by the Registrant's nonaffiliates was approximately $6,189,824 (based upon the last sales price of Common Stock on the Nasdaq SmallCap Market on such date).

         At September 19, 2003, 3,365,359 shares of Common Stock were outstanding.

                       Documents Incorporated by Reference

         Registrant's proxy statement to be filed in connection with its 2003 Annual Meeting of Stockholders incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

                              ESCALON MEDICAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                 Page
Part I

         Item 1.           Business                                                               1

         Item 2.           Properties                                                            10

         Item 3.           Legal Proceedings                                                     10

         Item 4.           Submission of Matters to a Vote of Security Holders                   10

Part II

         Item 5.           Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                          10

         Item 6.           Selected Financial Data                                               11

         Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          12

         Item 7A.          Quantitative and Qualitative Disclosures About
                                    Market Risk                                                  21

         Item 8.           Financial Statements and Supplementary Data                           22

         Item 9.           Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                          22

         Item 9A.          Controls and Procedures                                               22

Part III

         Item 10.          Directors and Executive Officers of the Registrant                    22

         Item 11.          Executive Compensation                                                22

         Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management and Related Stockholder Matters               22

         Item 13.          Certain Relationships and Related Transactions                        23

         Item 14.          Principal Accountants Fees and Services                               23

Part IV

         Item 15.          Exhibits, Financial Statement Schedules and Reports on
                                    Form 8-K                                                     23

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Sonomed EMS, Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration ("FDA"). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing.

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

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with Megavision, Inc. ("Megavision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002.

SONOMED BUSINESS

         Sonomed develops, manufactures and markets ultrasound systems for diagnostic or biometric applications in ophthalmology. The systems are of three types: A-scans, B-scans and pachymeters.

         A-SCANS

         The A-scan provides information about the internal structure of the eye by sending a beam of ultrasound along a fixed axis through the eye and displaying the various echoes reflected from surfaces intersected by the beam. The principal echoes occur at the cornea, both surfaces of the lens and the retina. The system displays the position and magnitudes of the echoes on an electronic display. The A-scan also includes software for measuring distances within the eye. This information is primarily used to calculate lens power for implants.

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

VASCULAR BUSINESS

         Vascular develops, manufactures and markets vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups which use the device are cardiac catheter labs and interventional radiology. The Company's vascular products include the PD Access(TM) and Smartneedle(TM) lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.

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

MEDICAL/TREK BUSINESS

         Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. Vitreoretinal ophthalmic surgeons primarily utilize the products. The following is a summary of the business's key product lines:

         ADATOSIL(R) 5000 SILICONE OIL ("SILICONE OIL")

         Silicone Oil is a specialty product used in worst-case detached retina surgery as a mechanical aid in the reattachment procedure. The Company distributed Silicone Oil until August 13, 1999, at which time the license and distribution rights for this product were sold to Bausch and Lomb Surgical, Inc. The license and distribution rights were sold for $2.1 million and additional cash consideration based on future sales to be received through August 2005 (See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details).

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

EMI BUSINESS

         On December 18, 2000, the Company announced that it received 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. As a result of the approval, the Company began marketing the system through its joint venture with MegaVision. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002.

         CFA CAMERA BACK

         The images furnished by the CFA camera system furnish a very high level of detail. The camera back is being marketed to medical institutions, educational institutions and ophthalmologists for the purpose of diagnosis of retinal disorders.

PHARMACEUTICAL BUSINESS

         The Company obtained the license and distribution rights for Povidone-Iodine 2.5% solution from Harbor-UCLA Medical Center. Povidone-Iodine 2.5% solution is a broad-spectrum anti-microbial intended to prevent ophthalmia neonatorum in newborns. The product required further development before achieving FDA approval. Having exhausted all partnering possibilities, during fiscal 2003 it was decided that further expenditures on this project were not in the shareholders' best interest and the project was abandoned. The decision resulted in the Company taking a charge of $196,000, which included the write-off of the remaining net book value of the license and distribution rights subject to normal amortization.

RESEARCH AND DEVELOPMENT

         Escalon conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility located on Long Island. Research and development expenditures for the fiscal years ended June 30, 2003, 2002 and 2001 were $780,333, $554,760 and $491,582, respectively.

MANUFACTURING AND DISTRIBUTION

         Escalon leases 13,500 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company subcontracts component manufacture, assembly and sterilization to various vendors. Manufacturing facilities include a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by this class 10,000 clean room exceeds the requirements of the FDA. All of the Company's ophthalmic surgical products and vascular access products are distributed from its Wisconsin facility. The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. This facility contains 7,100 square feet. The Company pursued and achieved ISO9001 certification at both of its manufacturing facilities for all medical and ultrasound devices produced. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a Company's quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination. European Community ("CE") certification has been obtained for disposable delivery systems, fiber optic light probes, vascular access products and certain ultrasound models. The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover the primary risk.

GOVERNMENTAL REGULATIONS

         Escalon's products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if the FDA's approvals or clearances of the Company's products are restricted or revoked the Company could face delays that would impair the Company's ability to generate funds from operations.

         The FDA and similar health authorities in foreign countries extensively regulate Escalon's activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that we obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, Escalon may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

         Escalon has received the necessary FDA approvals for all products that the Company currently markets. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, the FDA revocation would impair the Company's ability to generate funds from operations.

         The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control processes, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the affected products until such deficiencies are corrected.

         Escalon has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. Escalon cannot assure that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

         The process for obtaining regulatory clearances and approvals and underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of our financial resources and our management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely affect the Company's business.

         Escalon's failure to comply with applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would affect adversely the Company's business, financial condition and results of operations.

MARKETING AND SALES

         The Medical/Trek business unit sells its ophthalmic devices and instrument products directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Vascular access products are marketed domestically through internal sales and marketing employees located in Pennsylvania, Illinois and at its Wisconsin facility, as well as through five independent distributors and sales representatives located in Florida, Missouri, Ohio and Washington managed by the Company's sales team. The Sonomed product line is sold through internal sales employees located at the Company's New York facility to a large network of distributors and directly to medical institutions both domestically and abroad. The EMI product line is sold through independent sales representatives.

SERVICE AND SUPPORT

         Escalon maintains a full-service program for all products sold. Limited warranties are given on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and vascular access products and EMI devices. Sonomed's products are serviced at the New York facility.

THIRD PARTY REIMBURSEMENT

         It is expected that physicians and hospitals will purchase the Company's ophthalmic products and that they in turn will bill various third party payers for health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third-party payers may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS, TRADEMARKS AND LICENSES

         The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company's position in the market place and protecting the Company's economic interests. The Company's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. Twenty-one United States issued patents, and nineteen patents issued abroad cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser technology (licensed to a privately held company), sixteen patents have been issued in the United States and eleven overseas. Vascular access products are covered by eighteen patents, which provide protection in the United States, Europe, Japan and other countries overseas. The Company intends to vigorously defend its patents if the need arises.

         While in the aggregate the Company's patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are most critical to the Company's ability to generate revenues are as follows:

    - The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark is due for renewal on April 16, 2006 and the Company intends to renew the trademark.

    - In the Vascular business, the Company has two patents that are of material importance. The first patent is the apparatus for the cannulation of blood vessels. This patent will expire on February 23, 2011. The second patent is also an apparatus for the cannulation of blood vessels. This patent will expire on January 11, 2009.

    - The Company licensed its ultrafast laser systems to a privately held company. The material patents will expire between 2008 and 2014.

    - The material terms of the ultrafast laser systems license are that in exchange for the use of the Company's licensed laser patents Escalon will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997, and was amended and restated in October 2000 and expires upon the latest to occur of the following events: (1) the last to expire of the licensed patents; (2) ten years from the effective date of the amended and restated agreement; or (3) the fifth anniversary date of the date of the first commercial sale. The material termination provisions of the license are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report; (4) the commission of any material breach of any covenant or promise under the license agreement; or (5) the termination of the license by the licensee at any time after 90 days notice. If the licensee were to terminate it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

         The duration of the Company's patents, trademarks and licenses vary through 2020.

COMPETITION

         There are numerous direct and indirect competitors of the Company in the United States and abroad. These companies include ophthalmic oriented companies that market a broad portfolio of products including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company's competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to, Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.

         Several large companies dominate the ophthalmic market, with the balance of the industry being highly fragmented. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is comprised of smaller companies ranging from start-up entities to established market players. The ophthalmic market in general is intensely competitive, with each company eager to expand its market share. The Company's strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. The Company believes, therefore, that its success will depend in large part on protecting its intellectual property through patents and other governmental regulations. The Company recognizes that there are other innovative companies that may develop competitive strategies.

         Sonomed designs and manufactures ophthalmic ultrasound products:
A-scans, pachymeters and B-scans. The A-scans and pachymeters furnish internal measurements of the eye and B-scans provide an image of the rear of the eye. The principal competitors are Alcon Laboratories, Inc., Quantel, Inc. and Accutome, Inc. Management believes the Company is in a market leadership position. Sonomed has had a leading presence in the industry for over thirty years. Management believes this has helped the Company build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. The Company seeks to preserve its position in the market through continued product enhancement. Various competitors offering similar products at a lower price can threaten Sonomed's market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company's market position. This equipment can be used instead of ultrasound equipment in most, but not all, patients. Such equipment, however, is more expensive.

         The Trek business sells a broad range of ophthalmic surgical products. The more significant products are ISPAN(R) gases and delivery systems. Trek also manufactures various ophthalmic surgical products for major ophthalmic companies to be sold under their name. To remain competitive the Company needs to maintain a low cost operation. There are numerous other companies that can provide this manufacturing service.

         There are a variety of other devices that directly compete with Sonomed's ultrasound products and the camera back marketed by EMI.

         The vascular access product line is comprised of disposable devices, and currently it has no direct competition. However, a significantly higher priced non-disposable device that facilitates vascular access is currently being marketed. Vascular produces the only device that can be accommodated within a standard needle for assisting medical practitioners in gaining access to a vessel in the human vascular system. There are no similar devices in the market that enable medical practitioners in gaining access using their normal procedures. The only similar product utilizes a separate ultrasound monitor, but no disposables are needed. When using the competing device, medical practitioners need to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company's vascular product is that its retail price is substantially greater than the cost of a traditional needle.

HUMAN RESOURCES

         As of June 30, 2003, the Company employed 59 full-time employees and 1 part-time employee. Thirty-two of the Company's employees are employed in manufacturing, 14 are employed in general and administrative positions, eight are employed in sales and marketing and six are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings applications with the FDA, the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed; and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and you therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

    -    FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

                  Escalon's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the Company's businesses and some of which arise from fluctuations related to global markets and economies. The Company's current term loan with the privately held financial group provides for quarterly principal payments, which increase every twelve months, including a $2,450,000 final balloon payment, which is due on September 1, 2005. The Company believes that cash on hand plus cash available from the Company's line of credit will be sufficient to satisfy our working capital, capital expenditures and research and development until the balloon payment is due. The Company may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and the Company cannot assure that such financing will be available when required on acceptable terms.

    -    CONCENTRATION OF REVENUES

                  Escalon realized 13.90% and 14.53% of its net revenue during the fiscal years ended June 30, 2003 and 2002, respectively, from Bausch & Lomb's sale of Silicone Oil. While management does not expect this revenue to decline rapidly in the immediate future, any such decrease would have a significant impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through fiscal 2005. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding the Silicone Oil revenue from Bausch & Lomb.

    - ECONOMIC AND REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

                  It is difficult to ascertain if the current economic climate has affected the Company's results. Management believes that any effect has been limited to the Company's Sonomed business unit. Should it become necessary due to economic climate, the Company cannot assure you that it will be able to reduce expenditures quickly enough to maintain profitability and service the Company's current debt. In addition, there is a risk that cost-cutting initiatives will impair the Company's ability to effectively develop and market products and remain competitive in the industries in which the Company competes. These measures could have long-term effects on Escalon's business by decreasing or slowing improvements in the Company's products, making it more difficult to respond to customers, limiting the Company's ability to increase production quickly and limiting the Company's ability to hire and retain key personnel. These circumstances could cause the Company's earnings to be lower than they otherwise might be.

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

    -    INTERNATIONAL BUSINESS ACTIVITY

                  The Company derives a portion of its revenues from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could affect the Company's business in these countries and the Company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness) both in the United States and other countries in which the Company conducts business could affect the Company's results of operations.

    -    THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW
         PRODUCTS

                  Escalon generally sells its products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introduction of new products and enhancements, Escalon's products will become technologically obsolete over time, in which case the Company's revenue and operating results would suffer. The success of Escalon's new product offerings will depend on several factors, including the Company's ability to: (i) properly identify customer needs; (ii) innovate and develop new technologies, services and applications; (iii) successfully commercialize new technologies in a timely manner; (iv) manufacture and deliver our products in sufficient volumes on time; (v) differentiate the Company's offerings from our competitors' offerings;
         (vi) price the Company's products competitively, and (vii) anticipate competitors' announcements of new products, services or technological innovations.

    -    DEPENDENCE ON KEY PERSONNEL

                  Escalon's future success depends partly on the continued service of the Company's key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If Escalon fails to retain and hire a sufficient number of these personnel, the Company will not be able to maintain or expand its business.

    - ESCALON'S ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

                  In the normal course of business, Escalon engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require Escalon to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly-acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, Escalon's successful integration of the entity depends on a variety of factors including: (i) the retention of key employees, and
         (ii) the management of facilities and employees in separate geographical areas. All of these efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If Escalon does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

    - THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

                  Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved in such lawsuits. Recent events have made the investing public particularly sensitive to listed companies' reporting practices and accounting policies in general. Additionally, the Company may find it necessary to enforce its legal rights with respect to patented and proprietary information. The outcome of any of these matters and the financial impact they may have on the Company cannot be foreseen.

    - VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE ESCALON TO MAINTAIN THE COMPANY'S LISTING ON THE NASDAQ SMALLCAP MARKET

                  The public stock markets have experienced significant volatility in stock prices in recent years, which could cause the Company's stock price to experience severe price changes that are unrelated or disproportionate to the operating performance of the Company. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the healthcare industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

         The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, certain listing requirements must be met and maintained. If Escalon's securities were delisted, investors could find it more difficult to trade in the Company's securities, or to obtain accurate quotations as to the market value of the Company's securities.

ITEM 2. PROPERTIES

         The Company leases an aggregate of approximately 22,000 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) manufacturing/warehouse facility in New Berlin, Wisconsin and (iii) manufacturing facility in Lake Success, New York. The corporate offices leased in Wayne, Pennsylvania cover approximately 1,100 square feet. The Wisconsin facility lease, covering approximately 13,500 square feet of space expires in April 2007. The New York facility lease, covering approximately 7,100 square feet, expires during fiscal 2005. Annual rent under all of the Company's lease arrangements was $360,484 for the year ended June 30, 2003. The Company's internet address is www.escalonmed.com.

ITEM 3. LEGAL PROCEEDINGS

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

                                          High          Low
                                         ------        ------
Fiscal Year ended June 30, 2003

Quarter ended September 30, 2002         $ 2.15        $ 1.35
Quarter ended December 31, 2002          $ 2.06        $ 1.52
Quarter ended March 31, 2003             $ 2.26        $ 0.85
Quarter ended June 30, 2003              $ 4.00        $ 1.82

Fiscal Year ended June 30, 2002

Quarter ended September 30, 2001         $ 2.06        $ 1.35
Quarter ended December 31, 2001          $ 4.00        $ 1.60
Quarter ended March 31, 2002             $ 2.73        $ 1.80
Quarter ended June 30, 2002              $ 2.94        $ 1.95

         As of September 11, 2003, there were 1,091 holders of record of the Company's Common Stock. On September 19, 2003, the closing price of Escalon's Common Stock as reported by the Nasdaq SmallCap Stock Market was $4.74 per share.

         Escalon has never declared or paid a cash dividend on its Common Stock and presently intends to retain any future earnings to finance future growth and working capital needs. In addition, the Company is party to loan agreements that prohibit Escalon's payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 7 and the financial statements and related notes thereto included herein in Item 8.

                                                          FOR THE YEARS ENDED JUNE 30,
                                         ----------------------------------------------------------------
                                            2003         2002          2001          2000          1999
                                         ----------   ----------    ----------     ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Product revenue, net                     $   11,191   $   10,293    $    9,626     $   6,670    $   7,559
Other revenue                                 2,174        1,781         2,254             -            -
Costs and expenses:
  Cost of goods sold                          4,896        4,640         4,297         2,874        3,282
  Research and development                      780          555           492           984          738
  Marketing, general and
   administrative                             5,034        5,097         5,430         4,661        3,332
  Writedown of goodwill, license and
   and distribution rights and patents          196            -             -           418            -
                                         ----------   ----------    ----------     ---------    ---------
Total costs and expenses                     10,906       10,292        10,219         8,937        7,352
                                         ----------   ----------    ----------     ---------    ---------
Income (loss) from operations                 2,459        1,782         1,661        (2,267)         207
                                         ----------   ----------    ----------     ---------    ---------
Loss from termination of
  joint venture                                   -          (23)            -             -            -
Sale of Silicone Oil product line                 -            -             -         1,864            -
Sale of Betadine product line                     -            -             -             -          879
Equity in loss of unconsolidated
  joint venture                                   -            8           (19)          (33)           -
Interest income                                   3            2             2           149          145
Interest expense                               (638)        (791)       (1,052)         (576)         (37)
                                         ----------   ----------    ----------     ---------    ---------
Income (loss) before taxes                    1,824          978           592          (863)       1,194
Income Taxes                                    112            -             -             -            -
                                         ----------   ----------    ----------     ---------    ---------
Net income (loss)                        $    1,712   $      978    $      592     $    (863)   $   1,194
                                         ==========   ==========    ==========     =========    =========
Basic net income (loss) per share        $     0.51   $     0.29    $     0.18     $   (0.27)   $    0.10
                                         ==========   ==========    ==========     =========    =========
Diluted net income (loss) per share      $     0.48   $     0.29    $     0.18     $   (0.27)   $    0.10
                                         ==========   ==========    ==========     =========    =========
Weighted average shares - basic
  used in per share computation               3,365        3,346         3,292         3,242        3,115
                                         ==========   ==========    ==========     =========    =========
Weighted average shares - diluted
  used in per share computation               3,573        3,360         3,308         3,242        3,115
                                         ==========   ==========    ==========     =========    =========

                                   AT JUNE 30,                  AT JUNE 30,
                             --------------------------------------------------------
                               2003        2002        2001        2000        1999
                             --------    --------    --------    --------    --------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             --------------------------------------------------------
BALANCE SHEET DATA

Cash and cash equivalents    $    298    $    221    $     81    $    177    $  3,854
Working capital (deficit)         889        (240)     (3,004)     (3,211)      3,801
Total assets                   16,890      16,912      17,798      16,845      10,403
Long-term debt, net of
  current portion               4,080       5,191       4,502       4,900         733
Total liabilities               7,951       9,719      11,691      11,430       4,125
Accumulated deficit           (37,326)    (39,039)    (40,018)    (40,610)    (39,629)
Total shareholders' equity      8,939       7,193       6,107       5,415       6,278

---------------------------------------
Note: No cash dividends were paid in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under "Cautionary Factors that May Affect Future Results" included in Part I of this Form 10-K.

         Escalon operates primarily in four reportable business segments:
Sonomed, Vascular, Medical/Trek and EMI. Sonomed develops, manufactures and markets ultrasound systems used for diagnostic or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. EMI manufactures and markets a digital camera system for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 - Business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

         The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2003 and 2002.

                                 Fiscal Years Ended June 30,
                            --------------------------------------
                              2003           2002         % Change
                            --------        -------       --------
                                (in thousands)
Product revenues:

Sonomed                     $  6,495        $ 6,071         6.98%
Vascular                       2,761          2,634         4.82%
Medical / Trek                 1,502          1,321        13.70%
EMI                              433            267        62.17%
                            --------        -------        -----
                            $ 11,191        $10,293         8.72%
                            ========        =======        =====

         Product revenues increased $898,000, or 8.72%, to $11,191,000 in fiscal 2003 as compared to $10,293,000 in fiscal 2002. Product revenues in the Sonomed business unit increased $424,000, or 6.98%, to $6,495,000. The increase is attributed to a $476,000 increase in the domestic market as well as a $101,000 increase in Asia and the Pacific Rim. The surge in the domestic market primarily relates to increased demand for the Company's pachymeter product. Usage of pachymeters has recently been expanded to include glaucoma screening, opening a new market for the product. The increase in Asia and the Pacific Rim relates primarily to the Company's successful strategy of increased penetration of those geographic areas. Conversely, Sonomed has experienced a $77,000 decrease in revenue in Latin America as well as a $60,000 decrease in the Middle East. Management believes that the weak economy in Latin America and the turmoil in the Middle East have led to these decreases. Product revenue in the Vascular business unit increased $127,000, or 4.82%, to $2,761,000. The increase relates primarily to increased usage in the marketplace. During fiscal 2001, the Company identified certain underperforming distributors within its Vascular business unit and terminated its relationship with them. Subsequent to terminating these distributors, the Company began direct selling in the territories once covered by the distributors. Management believes that revenues in the territories once covered by the distributors have remained stable or increased, as revenue in the Vascular business unit increased 24.42% for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2003, revenue continued to build upon this increased base. Product revenue in the Medical/Trek business unit increased $181,000, or 13.70%, to $1,502,000. OEM revenue from Bausch & Lomb increased $229,000. On December 18, 2000, the Company announced that it received 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. As a result of the approval, the Company began marketing the system through its joint venture with MegaVision. Escalon terminated its joint venture with MegaVision and commenced operations within the Company's EMI business unit on January 1, 2002. Product revenue in the EMI business unit increased $166,000. The Company terminated its joint venture and commenced operations within the EMI business unit on January 1, 2002, and therefore, during the first six months of fiscal 2002, these revenues were recognized within the joint venture.

         Other revenue, which is included in the Medical/Trek business unit, increased $394,000, or 22.12%, to $2,175,000 for the fiscal year ended June 30, 2003 as compared to $1,781,000 for the fiscal year ended June 30, 2002. The increase primarily relates to a $289,000 increase in royalty payments received from a privately held entity related to the licensing of Escalon's intellectual laser technology. Escalon licensed the technology to the privately held company in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when the privately held company began selling products related to the Company's intellectual laser technology. The remaining $105,000 increase in other revenue relates to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the fiscal year ended June 30, 2003, the step-down caused a $259,000 decrease in Silicone Oil revenue that Escalon would have otherwise received had the step-down not occurred. The offsetting $364,000 increase in Silicone Oil revenue is due to increase in the market demand for the product. Escalon does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See note 15 of the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

         The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2003 and 2002.

                                      Fiscal Years Ended June 30,
                         -------------------------------------------------------
                                    2003                           2002
                         --------------------------      -----------------------
                            Dollars             %            Dollars        %
                         --------------       -----      --------------   ------
                         (in thousands)                  (in thousands)
Cost of goods sold:

Sonomed                     $  2,524          38.86%       $    2,704     44.54%
Vascular                       1,195          43.28%              988     37.51%
Medical / Trek                   961          26.14%              838     27.01%
EMI                              216          49.88%              110     41.20%
                            --------          -----        ----------     -----
                            $  4,896          36.63%       $    4,640     38.43%
                            ========          =====        ==========     =====

         Cost of goods sold totaled $4,896,000, or 36.63% of net revenue, for the fiscal year ended June 30, 2003 as compared to $4,640,000, or 38.43% of net revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $2,524,000, or 38.86% of net revenue, for the fiscal year ended June 30, 2003 as compared to $2,704,000, or 44.54% of net revenue, for the fiscal year ended June 30, 2002. Sonomed experienced a significant shift in product mix with the increase in demand for the pachymeter product, which has higher margins than much of the remainder of the Sonomed product line. Cost of goods sold in the Vascular business unit totaled $1,195,000, or 43.28% of net revenue, for the fiscal year ended June 30, 2003 as compared to $988,000, or 37.51% of net revenue, for the fiscal year ended June 30, 2002. Vascular's margins have been adversely affected by several factors including product mix, having experienced an increase in sales of the over-the-needle catheter ("ONC") product line, which has lower margins than the remainder of the Vascular product line due to smaller-scale production; lower price per unit, having experienced an increase in sales to distributors to whom the Company discounts its products; and quality issues that led to the Company writing off $52,000 of inventory in the fourth quarter of fiscal 2003. Cost of goods sold in the Medical/Trek business unit totaled $961,000, or 26.14% of net revenue, for the fiscal year ended June 30, 2003 as compared to $838,000, or 27.01% of net revenue, for the fiscal year ended June 30, 2002. When other revenue is excluded (no costs are associated with these revenue streams), cost of goods sold, as a percentage of product revenue, was 63.98% and 63.44% for the fiscal years ended June 30, 2003 and 2002, respectively. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which was primarily controlled by market demand. Cost of goods sold in the EMI business unit was $216,000 or 49.88% of net revenue for the fiscal year ended June 30, 2003 as compared to $110,000, or 41.20% of net revenue for the fiscal year ended June 30, 2002. During the first six months of the previous fiscal year, these expenses were incurred within the joint venture.

         The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2003 and 2002.

                              Fiscal Years Ended June 30,
                            -------------------------------
                              2003       2002      % Change
                            --------   -------     --------
                              (in thousands)
Marketing, general and
  administrative expenses
Sonomed                     $  1,281   $ 1,441       -11.10%
Vascular                       1,205       999        20.62%
Medical / Trek                 2,294     2,528        -9.26%
EMI                              254       129        96.90%
                            --------   -------       ------
                            $  5,034   $ 5,097        -1.24%
                            ========   =======       ======

         Marketing, general and administrative expenses decreased $63,000, or 1.24%, for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. In the Sonomed business unit, marketing, general and administrative expenses decreased $160,000, or 11.10%. Salaries and other personnel-related expenses decreased $201,000, primarily the result of reduced headcount. Bad debts decreased $55,000, primarily due to the Company reserving for specific international accounts in the fiscal year ending June 30, 2002, which did not reoccur in the fiscal year ended June 30, 2003. Offsetting these decreases were an increase in consulting expense of $60,000, which increased as a result of the Company's efforts in the international markets and an increase in commissions of $35,000. In the vascular business unit, marketing, general and administrative expenses increased $206,000, or 20.62%, for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Salaries and other personnel-related expenses increased $89,000; primarily the result of increases in headcount. Travel and sales meeting expenses increased by a combined $36,000, and samples expense increased by $21,000. Also contributing to the increase, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit. In the Medical/Trek business unit, marketing, general and administrative expenses decreased $234,000, or 9.26%, for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Legal and accounting fees decreased $110,000. Legal fees were unusually high during the fiscal year ended June 30, 2002 due to required filings with the SEC related to the reincorporation into Pennsylvania, the issuance of Escalon Common Stock shares to Endologix, Inc. Salaries and other personnel-related expenses decreased $16,000, primarily the result of reduced headcount. Also contributing to the decrease, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit. Offsetting these decreases was a $77,000 increase in insurance expense. The increase primarily relates to premium increases being instituted by the insurance industry in general as well as to an audit of prior year premiums in which the insurance company discovered that they undercharged premiums by $22,000. The undercharge was corrected in the first quarter of fiscal 2003. In the EMI business unit, marketing, general and administrative expenses increased $125,000. The Company terminated its joint venture and commenced operations within its EMI business unit on January 1, 2002, and therefore, during the first six months of the previous fiscal year, these expenses were incurred within the joint venture.

         Research and development expenses increased $225,000, or 40.54%, for the fiscal year ended June 30, 2003 as compared to fiscal 2002. The increase primarily relates to consulting expenses incurred in connection with product development. The Company redesigns its products every few years, as technology changes, to remain competitive in the market place.

         Several years ago, Escalon began seeking a corporate partner to fund commercialization of the Povidone Iodine 2.5% product line. The Company obtained the license and distribution rights to the product from Harbor-UCLA Medical Center. Having exhausted all partnering possibilities, the Company decided that further expenditures on this project were not in the shareholders' best interest, and the project was abandoned. This decision resulted in the Company taking an expense of $196,000 during the fiscal year ended June 30, 2003, which included the write-off of the remaining net book value of the license and distribution rights.

         Escalon recognized a gain of $8,000 related to the operations of the joint venture with MegaVision and a $23,000 loss related to the termination of the joint venture during the fiscal year ended June 30, 2002.

         Interest income remained relatively unchanged for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002, $3,000 and $2,000, respectively.

         Interest expense decreased $153,000 for the fiscal year ended June 30, 2003 as compared to the same period last fiscal year primarily due to reduced total debt levels and lower interest rates.

         There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowances. Income taxes of $112,000 were incurred during the fiscal year ended June 30, 2003 due to Wisconsin state net operating losses being exhausted.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

         The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2002 and 2001.

                              Fiscal Years Ended June 30,
                            -------------------------------
                              2002       2001      % Change
                            --------   -------     --------
                              (in thousands)
Product revenues:

Sonomed                     $  6,071   $ 5,988         1.39%
Vascular                       2,634     2,117        24.42%
Medical / Trek                 1,321     1,521       -13.15%
EMI                              267         -       100.00%
                            --------   -------       ------
                            $ 10,293   $ 9,626         6.93%
                            ========   =======       ======

         Product revenues increased $667,000, or 6.93%, to $10,293,000 in fiscal 2002 as compared to $9,626,000 in fiscal 2001. Product revenues in the Sonomed business unit increased $83,000, or 1.39%, to $6,071,000. This increase is attributed to an increase in international revenue of $172,000 offset by an $89,000 decrease domestically. Sonomed hired a domestic sales person in February 2001 and an international salesperson in September 2001. The hiring of the international salesperson had the desired effect of increasing sales. The domestic market was weak. Product revenue in the Vascular business unit increased $517,000, or 24.42%, to $2,634,000. Vascular's revenue increased as a result of two factors: (1) increased usage within the marketplace, and (2) selling direct to the market rather than through distributors caused more sales to be recognized at retail price rather than wholesale. Vascular's unit sales increased 16.42% for the fiscal year ended June 30, 2002 as compared to the same period last fiscal year. The unit sales increase was complemented by increases in the average unit sales price of the majority of Vascular's needle products, due to the Company's strategy of eliminating underperforming distributors. Vascular discounts its products to distributors. Vascular began taking the sales directly to end users thereby avoiding distributor discounts. Revenues in the Medical/Trek business unit decreased $200,000, or 13.15%, to $1,321,000. Sales of the Company's ISPAN(TM) gas products and certain OEM products decreased by $173,000. Escalon experienced a temporary increase in the sales of its ISPAN(TM) gas product due to the fulfillment of customers' backorders during the fiscal year ended June 30, 2001. Revenues in the EMI business unit were $267,000 for the fiscal year ended June 30, 2002. The Company terminated its joint venture with MegaVision and commenced operations within its EMI business unit on January 1, 2002.

         Other revenue decreased $473,000, or 20.98%, to $1,781,000 in fiscal 2002 as compared to $2,254,000 in fiscal 2001. The decrease was largely due to a $500,000 decrease in revenue earned from Bausch & Lomb in connection with Silicone Oil. This decrease was primarily caused by a contractual step-down in royalties provided for in the sale of the product line. The contract with Bausch & Lomb provides for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year during the contract. For the fiscal year ended June 30, 2002, the step-down caused a $385,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The remaining $115,000 decrease in Silicone Oil revenue is due to fluctuations in market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil. See note 15 of the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

         The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2002 and 2001.

                                       Fiscal Years Ended June 30,
                         ------------------------------------------------------
                                    2002                        2001
                         ------------------------   ---------------------------
                            Dollars          %         Dollars              %
                         --------------    ------   --------------       ------
                         (in thousands)             (in thousands)
Cost of goods sold:

Sonomed                     $  2,704       44.54%      $  2,237          37.36%
Vascular                         988       37.51%         1,016          47.99%
Medical / Trek                   838       27.01%         1,043          27.63%
EMI                              110       41.20%             -           0.00%
                            --------       -----       --------          -----
                            $  4,640       38.43%      $  4,296          36.16%
                            ========       =====       ========          =====

         Cost of goods sold totaled $4,640,000, or 38.43% of net revenue, for the fiscal year ended June 30, 2002 as compared to $4,296,000, or 36.16% of net revenue, for the fiscal year ended June 30, 2001. Cost of goods sold in the Sonomed business unit totaled $2,704,000, or 44.54% of net revenue for the period ended June 30, 2002 as compared to $2,237,000, or 37.36% of net revenue for the fiscal year ended June 30, 2001. This increase relates primarily to lower net revenue per unit as Sonomed's revenue concentrated toward sales to distributors to whom Sonomed discounts its products resulting in lower unit sales prices.

Cost of goods sold in the Vascular business unit totaled $988,000, or 37.51% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,016,000, or 47.99% of net revenue for the fiscal year ended June 30, 2001. This decrease is the result of increases in average unit sales prices across the needle product line as well as reduced costs due to improved efficiency in the manufacturing process. The improvement in the Vascular division was the direct result of the retention of a manufacturing supervisor who strengthened operating procedures, which improved productivity. Cost of goods sold in the Medical/Trek business unit totaled $838,000, or 27.01% of net revenue for the fiscal year ended June 30, 2002 as compared to $1,043,000, or 27.63% of net revenue for the fiscal year ended June 30, 2001. When other revenue is excluded, cost of goods sold as a percent of product revenue was 63.44% of product revenue and 68.57% of net revenue for the fiscal years ended June 30, 2002 and 2001, respectively. Other revenue consists primarily of Silicone Oil revenue from Bausch & Lomb with which no costs are associated. The decrease in cost of goods sold as a percentage of product revenue is attributed to product mix. During fiscal 2002 and 2001, customers placed orders with the Medical/Trek business unit, which were in turn fulfilled. Product mix is controlled by market demand. The market had a higher demand for products that can be sold at a lower cost of goods sold with respect to revenue. Cost of goods sold in the EMI business unit totaled $110,000, or 41.20% of net revenue.

         The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2002 and 2001.

                              Fiscal Years Ended June 30,
                            -------------------------------
                              2002       2001      % Change
                            --------   -------     --------
                              (in thousands)
Marketing, general and
  administrative expenses
Sonomed                     $  1,441   $ 1,942       -25.80%
Vascular                         999     1,127       -11.36%
Medical / Trek                 2,528     2,362         7.03%
EMI                              129         -       100.00%
                            --------   -------     --------
                            $  5,097   $ 5,431        -6.15%
                            ========   =======     ========

         Marketing, general and administrative expenses decreased $334,000, or 6.15%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, marketing, general and administrative expenses decreased $501,000, or 25.80%. Depreciation and amortization expenses decreased $735,000, primarily due to the application of SFAS 142 discussed in Note 3 of the Notes to Consolidated Financial Statements. Salaries and other personnel-related costs increased $168,000, primarily due to the addition of a domestic salesperson and a salesperson for Latin America and the Pacific Rim. Bad Debts increased by $101,000 as the Company reserved for specific international accounts receivable. In the Vascular business unit, marketing, general and administrative expenses decreased by $128,000, or 11.36%. Depreciation and amortization expenses decreased $83,000 primarily due to the application of SFAS 142. Salaries, commissions and other personnel related expenses increased $81,000 and consulting expenses decreased $151,000 primarily due to the addition of a sales and marketing manager and a clinical support specialist. Marketing, general and administrative expenses in the Medical/Trek business unit increased $162,000, or 6.90%. Executive and administrative compensation increased $245,000, primarily due to the Company's strengthening of its management team and the centralization of the Company's finance function to the corporate office. The strengthening consisted of the addition of an executive manager mid way through fiscal 2001 and the addition of clerical accounting staff. Legal and accounting fees increased $135,000, primarily due to the amendment of the Company's loans with PNC Bank, N.A., required filings with the SEC relating to the reincorporation into Pennsylvania and the issuance of shares to Endologix, Inc. This increase was offset by a $64,000 decrease in commissions expense related to the termination of contracts with distributors, a $57,000 decrease in travel, lodging and meals and entertainment due to concerted cost reduction efforts in this area and a $30,000 reduction in temporary services. Marketing, general and administrative expenses in the EMI business totaled $129,000.

         Research and development expenses increased $63,000, or 12.80%, for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. In the Sonomed business unit, research and development expenses increased $88,000. This increase relates largely to the redesign of one of Sonomed's product lines and was offset by a $15,000 decrease in consulting expenses. Research and development expenses in the Vascular business unit increased $42,000, primarily due to a $28,000 increase in prototype and patent expenses and an $11,000 increase in consulting expenses. Research and development expenses in the Medical/Trek business unit decreased $81,000, primarily due to a $45,000 decrease in salaries and other personnel related costs largely due to reduced headcount, a $15,000 decrease in consulting expenses, an $8,000 decrease in ISO/CE Marking expenses and a $6,000 decrease in prototype expenses.

         Escalon terminated its joint venture with MegaVision and commenced operations within the Company's EMI business unit on January 1, 2002. Escalon recognized a joint venture gain of $9,000 for the fiscal year ended June 30, 2002 and a joint venture loss of $19,000 for the fiscal year ended June 30, 2001.

         Interest income remained unchanged for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. Interest income was $2,000 for both fiscal years.

         Interest expense decreased $261,000 for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. The decrease resulted from lower average balances in Escalon's term loans and line of credit and from decreases in the floating interest rates applicable to the term loans and line of credit.

         There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, Escalon had cash and cash equivalents of $298,000 as compared to $221,000 at June 30, 2002, an increase of $77,000. This resulted primarily from increases in cash of $2,171,000 provided by operating activities and $19,000 provided by the issuance of Common Stock, offset by $2,036,000 used to pay down the term loans and the line of credit and $76,000 used to purchase fixed assets.

         Management believes that the current rate of cash generated from operations, cash on hand and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development costs until the balloon payment under its term loan is due on September 1, 2005. The Company will likely be required to secure alternative debt or equity financing in order to satisfy the balloon payment, and Escalon cannot assure that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenue received from Bausch & Lomb, which is expected to continue in varying amounts through fiscal 2005. While the Company does not expect this revenue to decline rapidly in the immediate future, any such decrease would have a significant impact on the Company's consolidated financial position, results of operations and cash flows. The Silicone Oil revenues are based on the sales of the product line by Bausch & Lomb. Additionally, the Silicone Oil revenues reduce on an annual basis due to a contractual step-down. See note 15 of the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

         DEBT HISTORY

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0%, and the interest rate on the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. The finance fees are being amortized over the life of the loans using the effective interest method. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating rate term loan and line of credit. The Company incurred $123,000 in fees related to these rate cap agreements. The rate cap agreements expired on December 31, 2002, and the related fees have been completely amortized.

         On December 23, 2002, a privately-held financial group acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the privately held financial group. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The new loan agreement was amended to reduce the principal payments, significantly reducing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only bank debt is used in the calculation. All subordinated debt is specifically excluded from the calculation. The schedule below presents principal amortization for the next three fiscal years under the new loan agreement as compared to the superseded original bank agreement as of June 30, 2003:

                                         New Loan
                                       -----------
For the year ending June 30, 2004      $ 1,300,000
For the year ending June 30, 2005        1,500,000
For the year ending June 30, 2006        2,450,000
                                       -----------
                                       $ 5,250,000
                                       ===========

         As of June 30, 2003, the amounts outstanding under the term loan and line of credit were $5,250,000 and $975,000, respectively. At June 30, 2003, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. The privately held financial group's prime rate at June 30, 2003 was 4.25%. The $5,250,000 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005.

         On January 21, 1999, the Company's Vascular subsidiary and Endologix, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of payment of the royalties. Pursuant to the amendment, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven equal quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

         As of June 30, 2003, the amount outstanding under the Endologix term loan was $391,393. At June 30, 2003, the interest rate applicable to the Endologix term loan was 5.25%.

         ESCALON COMMON STOCK

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

    -    A minimum bid price of $1;

    -    300 shareholders (round lot holders);

    -    Two market makers; and

    -    Compliance with corporate governance standards

         As of June 30, 2003, Escalon complied with these requirements. If the Company's securities were delisted, a shareholder would find it more difficult to trade in the Company's securities, or obtain accurate quotations as to the market value of the Company's securities.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed further in Notes 2 and 3 of the Notes to the Consolidated Financial Statements included in this Form 10-K. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

         REVENUE RECOGNITION

         Escalon's standard arrangement for the Company's domestic and international customers includes a signed purchase order or contract and no right of return of delivered products without consent of the Company. Revenue from sales of product is recognized when:

             - The Company enters into a legally binding arrangement with a customer;

             -    The Company delivers the products;

             - Customer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and

             -    Collection is probable

         Escalon assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of Escalon's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

         VALUATION OF INTANGIBLE ASSETS

         Escalon periodically evaluates its intangible assets and goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

         DEFERRED TAXES

         The deferred tax valuation allowance is based on our assessment of the realizability of our deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives and strategies. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if we determine that we would not be able to realize our recorded deferred tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on our provision for income taxes included in our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         Escalon did not have any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2003 and 2002.

         The following table presents the Company's contractual obligations as of June 30, 2003:

                                           Less than                                 More than
                                Total        1 Year      1-3 Years    3-5 Years       5 Years
                              ----------   ----------   ----------   ----------      ---------
Long-term debt                $5,641,000   $1,561,000   $4,080,000   $        -      $       -
Capital lease obligations              -            -            -            -              -
Operating lease obligations      928,000      322,000      402,000      204,000              -
Purchase obligations                   -            -            -            -              -
Other long-term liabilities            -            -            -            -              -
                              ----------   ----------   ----------   ----------      ---------
Total                         $6,569,000   $1,883,000   $4,482,000   $  204,000      $       -
                              ==========   ==========   ==========   ==========      =========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISK

         The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based on the prime rate at June 30, 2003 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note.

                               2004             2005          2006         2007          2008                Total
                           ------------      ----------    ----------      -----       ----------          ----------
Term Loan                  $  1,300,000      $1,500,000    $2,450,000      $   -       $        -          $5,250,000
  Interest rate                    6.00%           6.00%         6.00%         -                -
Line of credit                  975,000               -             -          -                -             975,000
  Interest rate                    5.75%              -             -          -                -
Radiance Note                   261,000         130,000             -          -                -             391,000
  Interest rate                    5.25%           5.25%            -          -                -
Deferred finance fees           (51,000)              -             -          -                -             (51,000)
                           ------------      ----------    ----------      -----       ----------          ----------
Total                      $  2,485,000      $1,630,000    $2,450,000      $   -       $        -          $6,565,000
                           ============      ==========    ==========      =====       ==========          ==========

EXCHANGE RATE RISK

         During the fiscal years ended June 30, 2003 and 2002, approximately 18.12% and 20.31%, respectively, of Escalon's consolidated net revenue was derived from international sales. The price of all product sold overseas is denominated in United States Dollars and consequently the Company incurs no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing consulting expenses in the European market during fiscal 2003, the majority of which are transacted in Euros. These expenses were $92,000 for the fiscal year ended June 30, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

                  The Company's management, with the participation of the Company's Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Senior Vice President of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b)      Internal Control Over Financial Reporting

                  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in Escalon's proxy statement for the Company's 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in Escalon's proxy statement for the Company's 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders" and "Management" included in Escalon's proxy statement for the Company's 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item 14 is incorporated by reference to the information under the captions "Principal Accountant Fees and Services" included in Escalon's proxy statement for the Company's 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS

         See index to Consolidated Financial Statements on page F-1.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

EXHIBITS

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

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

3.2               Bylaws of Registrant. (10)

4.5      (a)      Warrant Agreement between Registrant and U.S. Stock Transfer
                  Corporation. (1)

         (b) Amendment to Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (3)

         (c) Amendment to Warrant Agreement between the Registrant and American Stock Transfer Corporation. (4)

4.6 Securities Purchase Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (6)

4.7 Registration Rights Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (6)

4.8 Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (6)

4.9               Warrant to Purchase Common Stock issued December 31, 1997 to
                  Combination. (6)

4.10 Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (6)

4.11 Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company (6)

10.6              Employment Agreement between the Registrant and Richard J.
                  DePiano dated May 12, 1998. (8) **

10.7 Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (12)

10.9 Assets Sale and Purchase Agreement between the Registrant and Endologix, Inc. dated January 21, 1999. (7)

10.13 Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (7)

10.15 Registrant's Amendment and Supplement Agreement and Release between the Registrant and Endologix, Inc. dated February 28, 2001. (13)

10.16             2003 Amendment to Loan Agreement (15)

10.17             Allonge to the Amended and Restated Term/Time Note (15)

10.18             Allonge to the Amended and Restated Line of Credit Note (15)

10.20             PNC Bank, N.A. Letter Agreement dated November 16, 2001. (14)

10.21 PNC Bank, N.A. Amended and Restated Committed Line of Credit Note dated November 16, 2001. (14)

10.22             PNC Bank, N.A. Amended and Restated Time Note dated November
                  16, 2001. (14)

10.23             PNC Bank, N.A. Pledge Agreement dated November 16, 2001. (14)

10.24 PNC Bank, N.A. Amended and Restated Security Agreement dated November 16, 2001. (14)

10.25 Stock Purchase Agreement between the Registrant and the Stockholders of Sonomed, Inc. dated January 14, 2000. (8)

10.26 Employment Agreement between the Registrant and Louis Katz dated January 14, 2000. (8) **

10.27 Registrant's 1999 Equity Incentive Plan and Registrant's Equity Incentive Plan for Employees of Sonomed, Inc. (9)

10.28             Registrant's Amended and Restated 1999 Equity Incentive Plan.
                  (9)

21                Subsidiaries. (*)

23.1              Consent of Parente Randolph, LLC, independent auditors. (*)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard J. DePiano (*)

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Harry M. Rimmer (*)

32.1 Certification pursuant to Section 1350 of Title 18 of the United States Code - Richard J. DePiano. (*)

32.2 Certification pursuant to Section 1350 of Title 18 of the United States Code - Harry M. Rimmer. (*)

--------------
*        Filed Herewith.

**       Management contract or compensatory plan

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

(14) Filed as an exhibit to the Company's Form 10-K/A for the year ended June 30, 2002.

(15) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ESCALON MEDICAL CORP.
                                  (REGISTRANT)

Dated: September 26, 2003   By: /s/ Richard J. DePiano
                                ----------------------
                                    Richard J. DePiano
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Richard J. DePiano            Chairman and Chief Executive              September 26, 2003
    ----------------------            Officer (Principal Executive
        Richard J. DePiano            Officer) and Director

By: /s/ Harry M. Rimmer               Senior Vice President - Finance           September 26, 2003
    -------------------               (Principal Financial and
        Harry M. Rimmer               Accounting Officer)

By: /s/ Anthony Coppola               Director                                  September 26, 2003
    -------------------
        Anthony Coppola

By: /s/ Jay L. Federman, MD           Director                                  September 26, 2003
    -----------------------
        Jay L. Federman, MD

By: /s/ William Kwan                  Director                                  September 26, 2003
    ----------------
        William Kwan

By: /s/ Lisa Napolitano               Director                                  September 26, 2003
    -------------------
        Lisa Napolitano

By: /s/ Jeffrey F.O'Donnell           Director                                  September 26, 2003
    -----------------------
        Jeffrey O'Donnell

                              ESCALON MEDICAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          F-Pages
                                                                                          -------
Independent Auditors' Report                                                                F-2

Consolidated Balance Sheets at June 30, 2003 and 2002                                       F-3

Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001      F-4

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003, 2002
         and 2001                                                                           F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001      F-6

Notes to Consolidated Financial Statements                                                  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Escalon Medical Corp.
Wayne, Pennsylvania:

         We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ Parente Randolph, LLC

Philadelphia, Pennsylvania
September 19, 2003

                          PART I. FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,         June 30,
                                                                                        2003             2002
                                                                                   --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $      298,390   $      220,826
  Accounts receivable, net                                                              2,364,370        2,093,877
  Inventory, net                                                                        1,785,480        1,572,067
  Other current assets                                                                    310,420          400,820
                                                                                   --------------   --------------
    Total current assets                                                                4,758,660        4,287,590
                                                                                   --------------   --------------
Long-term note receivable                                                                 150,000          150,000
Furniture and equipment, net                                                              516,686          626,377
Goodwill                                                                               10,591,795       10,591,795
Trademarks and trade names, net                                                           616,906          601,806
License and distribution rights, net                                                       13,138          246,988
Patents, net                                                                              182,811          193,541
Other assets                                                                               60,235          214,344
                                                                                   --------------   --------------
    Total assets                                                                   $   16,890,231   $   16,912,441
                                                                                   ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                   $      975,000   $    1,250,000
  Current portion of long-term debt                                                     1,510,344        2,085,963
  Accounts payable                                                                        454,711          531,665
  Accrued compensation                                                                    708,231          498,954
  Other current liabilities                                                               222,036          161,115
                                                                                   --------------   --------------
    Total current liabilities                                                           3,870,322        4,527,697
Long-term debt, net of current portion                                                  4,080,461        5,191,393
                                                                                   --------------   --------------
    Total liabilities                                                                   7,950,783        9,719,090

Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares
    issued                                                                                      -                -
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,365,359 and
    3,345,851 shares issued and outstanding at  June 30, 2003 and 2002,
    respectively                                                                            3,365            3,346
  Additional paid-in capital                                                           46,262,411       46,228,710
  Accumulated deficit                                                                 (37,326,328)     (39,038,705)
                                                                                   --------------   --------------
    Total shareholders' equity                                                          8,939,448        7,193,351
                                                                                   --------------   --------------
Total liabilities and shareholders' equity                                         $   16,890,231   $   16,912,441
                                                                                   ==============   ==============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the years ended June 30,
                                                           2003             2002            2001
                                                       -------------   -------------   -------------
Product revenue                                        $  11,191,493   $  10,293,051   $   9,626,073
Other revenue                                              2,174,537       1,780,881       2,253,944
                                                       -------------   -------------   -------------
Revenues, net                                             13,366,030      12,073,932      11,880,017
                                                       -------------   -------------   -------------

Costs and expenses:
  Cost of goods sold                                       4,895,574       4,640,325       4,296,525
  Research and development                                   780,333         554,760         491,582
  Marketing, general and administrative                    5,033,852       5,096,994       5,430,813
  Write-down of Povidone Iodine license and
    distribution rights                                      195,950               -               -
                                                       -------------   -------------   -------------
    Total costs and expenses                              10,905,709      10,292,079      10,218,920
                                                       -------------   -------------   -------------

Income from operations                                     2,460,321       1,781,853       1,661,097
                                                       -------------   -------------   -------------

Other income and expenses:
  Loss from termination of joint venture                           -         (23,434)              -
  Equity in income of unconsolidated joint venture                 -           8,848         (19,164)
  Interest income                                              2,813           2,347           2,297
  Interest expense                                          (638,345)       (790,757)     (1,052,030)
                                                       -------------   -------------   -------------
    Total other income and expenses                         (635,532)       (802,996)     (1,068,897)
                                                       -------------   -------------   -------------

Income before income taxes                                 1,824,789         978,857         592,200

Income taxes                                                 112,412               -               -
                                                       -------------   -------------   -------------

Net income                                             $   1,712,377   $     978,857   $     592,200
                                                       =============   =============   =============

Basic net income per share                             $       0.509   $       0.293   $       0.180
                                                       =============   =============   =============

Diluted net income per share                           $       0.479   $       0.291   $       0.179
                                                       =============   =============   =============

  Weighted average shares - basic                          3,365,359       3,345,851       3,292,184
                                                       =============   =============   =============

  Weighted average shares - diluted                        3,573,192       3,360,492       3,307,986
                                                       =============   =============   =============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                   Common Stock              Additional                       Total
                                                   ------------               Paid-in       Accumulated    Shareholders'
                                              Shares          Amount          Capital         Deficit         Equity
                                           -------------   -------------   -------------   -------------   -------------
Balance at June 30, 2000                       3,242,184   $       3,242   $  46,021,569   $ (40,609,762)  $   5,415,049

Common stock issued in connection with
  restructuring of liabilities                    50,000              50          99,950               -         100,000
Net income                                             -               -               -         592,200         592,200
                                           -------------   -------------   -------------   -------------   -------------

Balance at June 30, 2001                       3,292,184   $       3,292   $  46,121,519   $ (40,017,562)  $   6,107,249

Exercise of stock options                         53,667              54         107,191               -         107,245
Net income                                             -               -               -         978,857         978,857
                                           -------------   -------------   -------------   -------------   -------------

Balance at June 30, 2002                       3,345,851   $       3,346   $  46,228,710  $  (39,038,705)  $   7,193,351

Common stock issued in connection with
  acquisition of trade name                       10,000              10          15,090               -          15,100
Exercise of stock options                          9,508               9          18,611               -          18,620
Net income                                             -               -               -       1,712,377       1,712,377
                                           -------------   -------------   -------------   -------------   -------------

Balance at June 30, 2003                       3,365,359   $       3,365   $  46,262,411   $ (37,326,328)  $   8,939,448
                                           =============   =============   =============   =============   =============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Years Ended
                                                                                        June 30,
                                                                        2003              2002             2001
                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   1,712,377    $     978,857    $     592,200
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         307,815          215,165        1,038,741
    Loss from termination of joint venture                                      -           23,434                -
    Equity in net income of unconsolidated joint venture                        -           (8,848)          19,164
    Write-down of license and distribution rights                         195,950                -                -
    Disposal of furniture and equipment                                       927                -                -
    Change in operating assets and liabilities:
      Accounts receivable, net                                           (270,493)         350,546         (985,693)
      Inventory, net                                                     (213,413)         116,479           74,857
      Other current and long-term assets                                  244,509          194,545          406,358
      Accounts payable, accrued and other liabilities                     193,244          159,012           64,701
                                                                    -------------    -------------    -------------
        Net cash provided by operating activities                       2,170,916        2,029,190        1,210,328
                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (advances to) unconsolidated joint venture, net                 -          204,247         (558,343)
  Purchase of Sonomed, Inc., net of cash acquired                               -                -          (70,662)
  Payment for license and distribution rights                                   -          (25,000)         (34,027)
  Purchase of fixed assets                                                (76,040)         (96,054)        (187,477)
                                                                    -------------    -------------    -------------
        Net cash (used in) / provided by investing activities             (76,040)          83,193         (850,509)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                775,000        1,350,000        1,318,905
  Line of credit repayment                                             (1,050,000)      (1,726,009)        (725,000)
  Principal payments on term loans                                     (1,760,932)      (1,630,117)      (1,050,000)
  Issuance of common stock                                                 18,620          107,245                -
  Payments of financing fees                                                    -          (73,506)               -
                                                                    -------------    -------------    -------------
        Net cash used in financing activities                          (2,017,312)      (1,972,387)        (456,095)
                                                                    -------------    -------------    -------------

        Net increase in cash and cash equivalents                          77,564          139,996          (96,276)
Cash and cash equivalents, beginning of period                            220,826           80,830          177,106
                                                                    -------------    -------------    -------------
Cash and cash equivalents, end of period                            $     298,390    $     220,826    $      80,830
                                                                    =============    =============    =============

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                    $    544,155   $    793,005   $    962,275
                                                                 ============   ============   ============
Income taxes                                                     $    112,412   $          -   $          -
                                                                 ============   ============   ============
Issuance of Common Stock for EMS trade name                      $     15,100   $          -   $          -
                                                                 ============   ============   ============
Restructure of line of credit to long-term debt                  $  3,000,000   $          -   $          -
                                                                 ============   ============   ============
Transfer of title to assets in settlement of due from joint
  venture Accounts receivable                                    $          -   $    126,947   $          -
                                                                 ============   ============   ============
  Inventory                                                      $          -   $    188,725   $          -
                                                                 ============   ============   ============
  Fixed assets                                                   $          -   $     62,253   $          -
                                                                 ============   ============   ============
Long-term debt obligation incurred as a result of a royalty
  agreement                                                      $          -   $          -   $    717,558
                                                                 ============   ============   ============
Accrued royalties converted to common stock                      $          -   $          -   $    100,000
                                                                 ============   ============   ============
Accrued royalties converted to short-term debt                   $          -   $          -   $     64,884
                                                                 ============   ============   ============
Deposit on furniture and equipment reclassed from other assets   $          -   $          -   $    105,044
                                                                 ============   ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         Escalon Medical Corp. ("Escalon") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries:
Sonomed, Inc. ("Sonomed"), Sonomed EMS, Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration ("FDA"). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing.

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

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market; however, the Company began marketing the products in the area of oncology, during fiscal 2002. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with MegaVision, a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002. In September 2002, Escalon formed Sonomed EMS as a European marketing division of the Company's Sonomed business unit.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries, Sonomed, Vascular, Pharmaceutical, EMI and Sonomed EMS. All intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates.

         The carrying amount and estimated fair values of the Company's financial instruments at June 30, 2003 and 2002 are as follows:

                                        June 30, 2003                 June 30, 2002
                                 ---------------------------   ---------------------------
                                   Carrying         Fair         Carrying         Fair
                                    Amount         Value          Amount         Value
                                 ------------   ------------   ------------   ------------
Cash and cash equivalents        $    298,390   $    298,390   $    220,826   $    220,826
Accounts receivable              $  2,364,370   $  2,364,370   $  2,093,877   $  2,093,877
Line of credit                   $    975,000   $    975,000   $  1,250,000   $  1,250,000
Accounts payable                 $    454,711   $    454,711   $    531,665   $    531,665
Accrued liabilities              $    930,266   $    930,266   $    660,069   $    660,069
Long-term debt                   $  5,590,805   $  5,590,805   $  7,277,356   $  7,277,356

         REVENUE RECOGNITION

         The Company recognizes revenue from the sales of its products at the time of shipment when title and risk of loss transfer. The Company provides products to its distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can achieve discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts or sales incentives are given.

         The Company's considerations for recognizing revenue upon shipment of product to a distributor are based on the following:

    - Persuasive evidence of an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outline the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer does not have an immediate right of return, as the Company must first consent in writing and is not required to do so.

    - Shipping terms are ex-factory shipping point. At this point the distributor takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

    - The Company's price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

    - A customer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policy and procedures related to a customer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

    Provision has been made for estimated sales returns based on historical experience.

         With respect to additional consideration related to the sale of the Company's Silicone Oil product line and the licensing of the Company's intellectual laser property, revenue is recognized upon notification from the licensees of amounts earned or upon receipt of royalty payment.

         SHIPPING AND HANDLING COSTS

         Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

         INVENTORIES

         Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                    June 30,       June 30,
                                      2003           2002
                                  ------------   ------------
Raw Materials/Work in Process     $  1,374,184   $  1,273,611
Finished Goods                         475,316        343,409
                                  ------------   ------------
                                     1,849,500      1,617,020
Valuation Allowance                    (64,020)       (44,953)
                                  ------------   ------------

  Total inventory                 $  1,785,480   $  1,572,067
                                  ============   ============

         ACCOUNTS RECEIVABLE

         Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical losses and upon periodic review of individual balances. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $261,351 and $216,836 at June 30, 2003 and 2002, respectively.

         FURNITURE AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be over three to ten years. Depreciation for the years ended June 30, 2003, 2002 and 2001 was $183,804, $163,807 and $139,663,
respectively.

         Furniture and equipment consist of the following at:

                                    June 30,       June 30,
                                      2003           2002
                                  ------------   ------------
Equipment                         $  1,127,444   $  1,052,405
Furniture and fixtures                  53,934         58,000
Leasehold improvements                  95,101         95,101
                                  ------------   ------------
                                     1,276,479      1,205,506
Less: accumulated depreciation        (759,793)      (579,129)
                                  ------------   ------------
                                  $    516,686   $    626,377
                                  ============   ============

         LONG-LIVED ASSETS

         Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

         INTANGIBLE ASSETS

         The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis.

         STOCK-BASED COMPENSATION

         Effective December 31, 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of Statement No. 123, the Company does not expect any impact on consolidated results of operations or financial condition in 2003. At June 30, 2003, the Company has five stock-based employee compensation plans. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted after December 31, 1994 under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Sholes option pricing method. For all years presented, the expected option life of one year from vesting and an expected dividend rate of 0.0 percent were used. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS No. 123, the estimated per share value of options granted during the fiscal years ended June 30, 2003, 2002 and 2001 was $145,110, $188,883, and $247,280,
respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended June 30, 2003, 2002 and 2001: dividend yield of 0.0%; volatility ranging between 0.60 and 1.61; risk free interest rate range between 4.00% and 5.37%; and expected lives of 10 years.

                                                    Year Ended
                                                      June 30,
                                       2003             2002             2001
                                  --------------   --------------   --------------
Net Income, as reported           $    1,712,377   $      978,857   $      592,200
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                           (145,110)        (188,883)        (247,280)
                                  --------------   --------------   --------------
Pro forma net income              $    1,567,267   $      789,974   $      344,920
                                  ==============   ==============   ==============
Earnings per share:

  Basic - as reported             $        0.509   $        0.293   $        0.180
                                  ==============   ==============   ==============
  Basic - pro forma               $        0.466   $        0.236   $        0.105
                                  ==============   ==============   ==============
  Diluted - as reported           $        0.479   $        0.291   $        0.179
                                  ==============   ==============   ==============
  Diluted - pro forma             $        0.439   $        0.235   $        0.104
                                  ==============   ==============   ==============

         RESEARCH AND DEVELOPMENT

         All research and development costs are charged to operations as incurred.

         ADVERTISING COSTS

         Advertising costs are charged to operations as incurred. Advertising expense for the three years ended June 30, 2003, 2002 and 2001 was $25,466, $37,959 and $71,654, respectively.

         NET INCOME PER SHARE

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                         June 30, 2003  June 30, 2002  June 30, 2001
                                         ------------   -------------  -------------
Numerator:
  Numerator for basic and diluted
    earnings per share
    Net Income                           $  1,712,377   $    978,857   $    592,200
                                         ------------   ------------   ------------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares         3,365,359      3,345,851      3,292,184
  Effect of dilutive securities:
    Employee stock options                    207,833         14,641         15,802
                                         ------------   ------------   ------------
  Denominator for diluted earnings
    per share - weighted average and
    assumed conversion                      3,573,192      3,360,492      3,307,986
                                         ============   ============   ============

Basic earnings per share                 $      0.509   $      0.293   $      0.180
                                         ============   ============   ============

Diluted earnings per share               $      0.479   $      0.291   $      0.179
                                         ============   ============   ============

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         RECLASSIFICATIONS

         Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have any impact on its results of operations or its financial condition.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have any impact on its results of operations or its financial condition.

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for internal recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted FIN 45 as of January 1, 2003, and it did not have any impact on its results of operations or financial condition.

         On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately for VIE's created after January 31, 2003. FIN 46 is effective no later than the beginning of the first interim or annual financial reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have any impact on its results of operations or its financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its results of operations or its financial position.

(3)      INTANGIBLE ASSETS

         ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

         In connection with the acquisition of EOI assets (see Company overview in Part I of this Form 10-K) a portion of the purchase price was allocated to certain license and distribution agreements. This cost allocation was based on an evaluation by management, with such costs being amortized over an eight-year period using the straight-line method. The value of these assets is reevaluated periodically to determine if the estimated lives continue to be appropriate. Escalon's decision to abandon Povidone Iodine caused the Company to write-off $195,950 related to the license and distribution rights.

         Accumulated amortization of license and distribution rights was $167,044 and $205,379 at June 30, 2003 and 2002, respectively. Amortization expense for the years ended June 30, 2003, 2002 and 2001 was $37,900, $40,625 and $38,256, respectively.

         PATENTS

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding seventeen years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $111,406 and $100,675 at June 30, 2003 and 2002, respectively. Amortization expense for the years ended 2003, 2002 and 2001 was $10,733, 10,733 and 10,733, respectively.

         The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents are as follows:

        Year ending
          June 30,
        -----------
2004     $  23,871
2005        10,733
2006        10,733
2007        10,733
2008        10,733
         ---------
         $  66,803
         =========

         GOODWILL, TRADEMARKS AND TRADE NAMES

         Goodwill, trademarks and trade names represent intangible assets obtained from EOI, Endologix and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of the net assets acquired.

         In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard required this impairment assessment to be completed by December 31, 2001. In November 2001, management evaluated whether the intangible assets were impaired and reviewed the allocation of intangible assets related to the purchase of Sonomed as of the January 2000 acquisition date, when the purchase price was allocated based on information available at that time. Management concluded in December 2001 that the intangible assets acquired with the purchase of Sonomed should be allocated as $10,547,488 to goodwill and $665,000 to trademarks and trade names. Management has determined that the original classification was incorrect, and therefore should be restated. The result of this correction was solely a reclassification of the intangible assets among customer lists, trademarks and trade names and goodwill. The total reported value of the intangible assets did not change. Therefore, this correction had no affect on reported earnings, net worth or cash flows for any prior fiscal years. In November 2001, the Company evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. Management concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. Management evaluated the carrying value of goodwill as compared to its fair value in the Medical/Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. Management made this conclusion after evaluating the discounted cash flow of the Medical/Trek business unit. At the end of fiscal 2003, the Company evaluated whether the goodwill and other non-amortizable intangible assets in the Sonomed and Vascular business units were impaired. Management concluded that the carrying value of goodwill and other intangible assets did not exceed their fair values and therefore were not impaired. Management evaluated the carrying value of goodwill as compared to its fair value in the Medical/Trek business unit and concluded that its carrying value did not exceed its fair value and therefore was not impaired. Management made this conclusion after evaluating the discounted cash flow of the Medical/Trek business unit. In accordance with SFAS 142, the Company's intangible assets will continue to be assessed on an annual basis. Management also concluded that trademarks and trade names had an indefinite life.

                                                                Adjusted
                                     Gross                        Gross                             Net
                                    Carrying                    Carrying       Accumulated       Carrying
                                     Amount      Impairment      Amount        Amortization       Amount
                                 -------------   ----------   -------------   -------------    -------------
GOODWILL

Sonomed                          $  10,547,488   $        -   $  10,547,488   $  (1,021,938)   $   9,525,550
Vascular                             1,149,813            -       1,149,813        (208,595)         941,218
Medical/Trek                           272,786            -         272,786        (147,759)         125,027
Sonomed EMS                                  -            -               -               -                -
                                 -------------   ----------   -------------   -------------    -------------

Balance as of June 30, 2003      $  11,970,087   $        -   $  11,970,087   $  (1,378,292)   $  10,591,795
                                 =============   ==========   =============   =============    =============

                                                                Adjusted
                                     Gross                        Gross                             Net
                                    Carrying                    Carrying       Accumulated       Carrying
                                     Amount      Impairment      Amount        Amortization       Amount
                                 -------------   ----------   -------------   -------------    -------------
AMORTIZED INTANGIBLE ASSETS

PATENTS
Medical/Trek                     $     257,301   $        -   $     257,301   $    (111,405)   $     145,896
Vascular (pending issuance)             36,915            -          36,915               -           36,915
Sonomed                                      -            -               -               -                -
Sonomed EMS                                  -            -               -               -                -
                                 -------------   ----------   -------------   -------------    -------------

Balance as of June 30, 2003      $      94,216   $        -   $     294,216   $    (111,405)   $     182,811
                                 =============   ==========   =============   =============    =============

LICENSE AND DISTRIBUTION RIGHTS
Medical/Trek                     $      80,182   $        -   $     180,182   $    (167,044)   $      13,138
Sonomed                                      -            -               -               -                -
Sonomed EMS                                  -            -               -               -                -
Pharmaceutical                         272,185     (195,950)         76,235         (76,235)               -
Vascular                                     -            -               -               -                -
                                 -------------   ----------   -------------   -------------    -------------

Balance as of June 30, 2003      $     452,367   $ (195,950)  $     256,417   $    (243,279)   $      13,138
                                 =============   ==========   =============   =============    =============

                                                                Adjusted
                                     Gross                        Gross                             Net
                                    Carrying                    Carrying       Accumulated       Carrying
                                     Amount      Impairment      Amount        Amortization       Amount
                                 -------------   ----------   -------------   -------------    -------------
UNAMORTIZED INTANGIBLE ASSETS

TRADEMARKS AND TRADE NAMES
Sonomed                          $     665,000   $        -   $      65,000   $     (63,194)   $     601,806
Sonomed EMS                             15,100            -          15,100               -           15,100
Medical/Trek                                 -            -               -               -                -
Vascular                                     -            -               -               -                -
                                 -------------   ----------   -------------   -------------    -------------

Balance as of June 30, 2003      $     680,100   $        -   $     680,100   $     (63,194)   $     616,906
                                 =============   ==========   =============   =============    =============


                                                 For the year
                                                ended June 30,
                                  ------------------------------------------
                                      2003           2002           2001
                                  ------------   ------------   ------------
GOODWILL AMORTIZATION
Medical/Trek                      $          -   $          -   $          -
Sonomed                                      -              -              -
Sonomed EMS                                  -              -              -
Vascular                                     -              -              -

PATENT AMORTIZATION
Medical/Trek                      $     10,730   $     10,733   $     10,733
Sonomed                                      -              -              -
Sonomed EMS                                  -              -              -
Vascular                                     -              -              -

LICENSE AND DISTRIBUTION RIGHTS
  AMORTIZATION
Medical/Trek                      $     37,900   $     40,625   $     38,256
Sonomed                                      -              -              -
Sonomed EMS                                  -              -              -
Vascular                                     -              -              -

TRADEMARKS AND TRADE NAMES
  AMORTIZATION
Medical/Trek                      $          -   $          -   $          -
Sonomed                                      -              -              -
Sonomed EMS                                  -              -              -
Vascular                                     -              -              -

ESTIMATED ANNUAL AMORTIZATION EXPENSE

For the year ending June 30, 2004   $    23,871
For the year ending June 30, 2005   $    10,733
For the year ending June 30, 2006   $    10,733
For the year ending June 30, 2007   $    10,733
For the year ending June 30, 2008   $    10,733

         The adjustment of previously reported net income and earnings per share related to SFAS 142 primarily represents previous amortization of goodwill and trademarks and trade names. The impact on net income, basic net earnings per share and diluted net earnings per share for each of the last three fiscal years is disclosed below:

                                                Fiscal year ended June 30,
                                       -------------------------------------------
                                            2003          2002           2001
                                       ------------   ------------   -------------
Net income:
  Reported net income (loss)           $  1,712,377   $    978,857   $     592,200
  Add: SFAS 142 adjustment                        -              -         856,679
                                       ------------   ------------   -------------
  Adjusted net income                  $  1,712,377   $    978,857   $   1,448,879
                                       ============   ============   =============

Basic net income (loss) per share:
  Reported net income (loss)           $      0.509   $      0.293   $       0.180
  Add: SFAS 142 adjustment                        -              -           0.260
                                       ------------   ------------   -------------
  Adjusted net income                  $      0.509   $      0.293   $       0.440
                                       ============   ============   =============

Diluted net income (loss) per share:
  Reported net income (loss)           $      0.479   $      0.291   $       0.179
  Add: SFAS 142 adjustment                        -              -           0.259
                                       ------------   ------------   -------------
  Adjusted net income                  $      0.479   $      0.291   $       0.438
                                       ============   ============   =============

(4)      LONG-TERM RECEIVABLE

         The Company entered into a loan agreement with an individual who was involved in the development of its Ocufit SR(R) drug delivery system. The note is for $150,000 and is due May 2005.

(5)      LINE OF CREDIT AND LONG-TERM DEBT

         On January 14, 2000, Escalon replaced its $2,000,000 credit facility obtained in January 1999. The lender granted a new $12,000,000 credit facility to assist with the Sonomed acquisition. This included a $7,000,000 five-year term loan, a $5,000,000 line of credit and the release of the requirement to maintain a $1,000,000 certificate of deposit with the lender. The interest rate on the term loan was based on prime plus 1.0%, and the interest rate on the line of credit was based on prime plus 0.75%. Escalon paid $100,000 in finance fees related to this refinancing. The finance fees are being amortized over the life of the loans using the effective interest method. Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on the floating rate term loan and line of credit. The Company incurred $123,000 in fees related to these rate cap agreements. The rate cap agreements expired on December 31, 2002, and the related fees have been completely amortized.

         On December 23, 2002, a privately-held financial group acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the privately held financial group. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The new loan agreement was amended to reduce the principal payments, significantly reducing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only bank debt is used in the calculation. All subordinated debt is specifically excluded from the calculation. The schedule below presents principal amortization for the next three fiscal years under the new loan agreement as of June 30, 2003:

                                      New Loan
                                    ------------
For the year ending June 30, 2004   $  1,300,000
For the year ending June 30, 2005      1,500,000
For the year ending June 30, 2006      2,450,000
                                    ------------

                                    $  5,250,000
                                    ============

         As of June 30, 2003, the amounts outstanding under the term loan and line of credit were $5,250,000 and $975,000, respectively. At June 30, 2003, the interest rates applicable to the term loan and the line of credit were 6.00% and 5.75%, respectively. The privately held financial group's prime rate at June 30, 2003 was 4.25%. The $5,250,000 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005.

         On January 21, 1999, the Company's Vascular subsidiary and Endologix, Inc. entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of payment of the royalties. Pursuant to the amendment, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

         As of June 30, 2003, the amount outstanding under the Endologix term loan was $391,393. At June 30, 2003, the interest rate applicable to the Endologix term loan was 5.25%.

                       Private Group   Endologix     Deferred
                         Term Loan     Term Loan   Finance Fees      Total
Year ending June 30,

        2004            $ 1,300,000    $ 261,000    $ (51,000)    $ 1,510,000
        2005              1,500,000      130,000            -       1,630,000
        2006              2,450,000            -            -       2,450,000
        2007                      -            -            -               -
        2008                      -            -            -               -
                        -----------    ---------    ---------     -----------
                        $ 5,250,000    $ 391,000    $ (51,000)    $ 5,590,000
                        ===========    =========    =========     ===========

         At the time the term debt was purchased, the total principal due was $5,550,000. The June 1, 2003 principal payment under the new loan agreement was $300,000, whereas, the required payment would have been $750,000 under the superceded agreement, thus explaining the $450,000 disparity.

(6)      CAPITAL STOCK TRANSACTIONS

         STOCK OPTION PLANS

         Escalon has in effect five employee stock option plans, which provide for incentive and non-qualified stock options to purchase a total of 1,522,447 shares of the Company's Common Stock. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of the grant. Vesting generally occurs ratably over five years and is exercisable over a period no longer than ten years after the grant date. As of June 30, 2003, options to purchase 1,313,367 shares of the Company's Common Stock were granted, 1,125,796 were exercisable and 209,080 were reserved for future grants.

         The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2003, 2002 and 2001:

                                            2003                          2002                          2001
                                 ---------------------------   ---------------------------   ---------------------------
                                  Common         Weighted        Common        Weighted        Common        Weighted
                                   Stock          Average        Stock         Average         Stock         Average
                                  Options     Exercise Price    Options     Exercise Price    Options     Exercise Price
                                 ---------    --------------   ---------    --------------   ---------------------------
Outstanding at beginning
  of year                        1,153,458       $  2.385      1,090,000       $  2.301        837,000       $  2.377

  Granted                          172,750       $  1.450        171,750       $  2.674        264,500       $  2.046

  Exercised                         (9,508)      $  1.958        (53,667)      $  1.998              -       $  0.000

  Forfeited                         (3,333)      $  1.601        (54,625)      $  2.008        (11,500)      $  1.962
                                 ---------       --------      ---------       --------      ---------       --------

Outstanding at end of year       1,313,367       $  2.301      1,153,458       $  2.385      1,090,000       $  2.301

Exercisable at end of year       1,125,796                       976,765                       841,542
                                 =========                     =========                     =========

Weighted average fair value
  of options granted during year                 $  0.840                      $  1.09                       $  0.930

         Options granted during fiscal 2003 have a weighted average exercise price of $1.45. and a remaining contractual life of 9.17 years. Those issued in fiscal 2002 have a weighted average exercise price of $2.674 and a remaining contractual life of 8.39 years. Fiscal 2001 options grants have a weighted average exercise price of $2.046 and a remaining contractual life of 7.29 years. Options were exercised during fiscal 2003 between $1.4500 and $2.1250 per share.

(7)      INCOME TAXES

         The provision for income taxes for the years ended June 30, 2003, 2002 and 2001 consist of the following:

                                              2003           2002           2001
                                              ----           ----           ----
Current income tax provision
         Federal                          $         -    $         -    $         -
         State                                112,412              -              -
                                          -----------    -----------    -----------

                                              112,412              -              -
                                          -----------    -----------    -----------

Deferred income tax provision (benefit)
         Federal                            3,070,701       (324,875)     4,556,000
         State                                722,518         76,441      1,072,000
         Change in valuation allowance     (3,793,219)       248,434     (5,628,000)
                                          -----------    -----------    -----------

                                                    -              -              -
                                          -----------    -----------    -----------

Income tax expense                        $   112,412    $         -    $         -
                                          ===========    ===========    ===========

         Income taxes as a percentage of income for the years ended June 30, 2003, 2002 and 2001 differs from the statutory federal income tax rate due to the following:

                                           2003     2002     2001
                                           ----     ----     ----
Statutory federal income tax rate          34.0%    34.0%    34.0%
State income taxes, net of federal
      income tax impact                     8.6      8.6      8.6
Change in valuation allowance             (34.0)   (42.6)   (42.6)
                                          -----    -----    -----

Effective income tax rate                   8.6%        -%       -%
                                          =====    =====    =====

         As of June 30, 2003, the Company had deferred income tax assets of $ 13,768,069. The deferred income tax assets have been reduced by a $ 13,217,903 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of the net operating loss carryforwards.

         The components of the net deferred tax income tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

                                                   2003           2002
                                                   ----           ----
Deferred income tax assets:
      Net operating loss carryforward         $  12,988,019   $  9,009,928
      General business credit                       562,000        562,000
      Allowance for doubtful accounts               109,767         88,049
      Accrued vacation                               66,482         50,029
      Inventory reserve                              26,888         18,880
      Warranty reserve                               14,913          5,481
                                              -------------   ------------

      Total deferred income tax assets           13,768,069      9,734,367
      Valuation allowance                       (13,217,903)    (9,424,684)
                                               ------------    -----------

                                                    550,166        309,683

Deferred income tax liabilities:
      Accelerated depreciation                      (43,596)       (36,215)
      Accelerated amortization                     (506,570)      (273,468)
                                              -------------   ------------

      Total deferred income tax liabilities        (550,166)      (309,683)
                                              -------------   ------------

                                              $           -   $          -
                                              =============   ============

         As of June 30, 2003, the Company had a valuation allowance of $13,217,908, which primarily relates to the federal and state net operating loss carryforwards. The increase in the valuation allowance is a result of management reevaluating its estimates of the net operating losses available to the Company that relate to acquired businesses. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carryforwards of approximately, $37,289,000 and $3,490,000, respectively, of which $18,543,000 and $2,032,000, respectively, will expire over the next five years and $18,746,000 and $1,458,000, respectively, expire in years six through twenty.

(8)      OPERATING LEASES

         Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future minimum rentals to be paid under these leasing arrangements as of June 30, 2003 are as follows:

YEAR ENDING JUNE 30,    AMOUNT
--------------------    ------
        2004           $ 321,596
        2005             244,152
        2006             158,335
        2007             149,790
        2008              54,175
                       ---------
        Total          $ 928,048
                       =========

         Rent expense charged to operations during the years ended June 30, 2003, 2002 and 2001 was $360,484, $338,540 and $294,050, respectively.

(9)      RETIREMENT PLAN

         Escalon adopted a 401(k) retirement plan effective January 1, 1994. Escalon employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plans inception.

         On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) profit sharing plan, which became effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Escalon's contribution for the fiscal years ended June 30, 2003, 2002 and 2001 was $37,287, $40,906 and $25,615, respectively.

(10)     LICENSE OF INTELLECTUAL LASER PROPERTIES

         In October 1997, Escalon licensed its intellectual laser properties to a privately held company in exchange for an equity interest in the privately held company. The Company has a 2.48% ownership interest in the privately held company that is valued at $0 because there is no readily determinable value. The material terms of the license are that in exchange for licensing the Company's laser patents, which expire in 2014, it will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997 and was amended and restated in October 2000 and expires upon the later of the following events: (1) the last to expire of the laser patents; (2) ten years from the effective date of the Amended and Restated Agreement; or (3) the fifth anniversary of the first commercial sale. The material termination provisions of the license are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report; (4) the commission of any material breach of any covenant or promise under the license agreement; or (5) The termination of the license by the licensee at any time after 90 days notice. If the licensee were to terminate the agreement, it would not be permitted to utilize the licensed technology necessary to manufacture its current products. Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $-0-. In December 1999, the privately held company received its first 510(k) approval from the FDA. The privately held company began selling its products in calendar 2002. Royalty income associated with this arrangement was for the fiscal years ended June 30, 2003 and 2002 was $316,219 and $26,779, respectively.

(11)     ACQUISITION OF ENDOLOGIX'S VASCULAR BUSINESS UNIT

         On January 21, 1999, Escalon acquired substantially all of the assets used exclusively in Endologix's (formerly Radiance Medical Systems, Inc.) vascular access business unit, which uses Doppler technology to aid medical personnel in locating difficult arteries and veins. This business combination was accounted for as a purchase. The results of operations for this business unit are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was

$2,104,442, which exceeded the fair value of the net assets of Endologix by $1,086,110. The excess is classified as goodwill and, in accordance with SFAS No. 142, will be assessed annually for impairment.

         At the time of acquisition, the Company and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this Assets Sale and Purchase Agreement, the Company agreed to pay royalties based on future sales of the products of the Vascular business unit for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. In lieu of the Company paying guaranteed minimum royalties over the remaining three years, the Company renegotiated with Endologix a lump-sum amount of $717,558 plus interest to be paid over three years, as set forth in the Amendment and Supplement to Asset Sale and Purchase Agreement and Release dated February 28, 2001. In connection therewith, the Company delivered to Endologix a term note in the amount of $717,558, with interest at the prime rate plus one percent, with interest only payable quarterly beginning on May 31, 2001 through January 15, 2002 and principal and interest payable in eleven quarterly installments beginning on April 15, 2002. In addition, the Amendment also accounts for $182,442 of accrued royalties for the period ended January 21, 2001. Pursuant to the Amendment, the Company paid $17,558 to Endologix, delivered a Short-Term
Note in the amount of $64,884, with interest at the prime rate plus one percent, with interest only payable quarterly beginning on May 31, 2001 and principle and interest payable in full on January 15, 2002, and issued to Endologix 50,000 shares of the Company's Common Stock valued at $100,000. The Company registered the shares of the Company's Common Stock issued to Endologix in the Amendment on Form S-3 under the Securities Act of 1933 in a manner that constituted a "shelf" registration for the purposes of Rule 415 under the Securities Act of 1933.

(12)     ACQUISITION OF SONOMED, INC.

         On January 14, 2000, Escalon purchased all of the outstanding capital stock of Sonomed, Inc., a privately held manufacturer of ophthalmic ultrasound diagnostic devices. This business combination was accounted for as a purchase. The total cost of the acquisition (net of cash acquired) was $12,212,540, $11,212,488 was allocated to proprietary rights and intangible assets, including $10,547,488 to goodwill and $665,000 to trademarks and trade names. In accordance with SFAS No. 142, these intangible assets will be assessed annually for impairment.

         In addition, Escalon entered into a three-year employment agreement with the President of Sonomed, which provided for a $175,000 annual salary (plus cost of living adjustments). The Company also issued certain employees of Sonomed incentive stock options exercisable for the purchase of 330,000 shares of the Company's Common Stock and agreed to make available to certain employees of Sonomed, a bonus program of at least three percent of Sonomed's net quarterly sales for a period of three years. The employment agreement expired on January 14, 2003 and was not renewed, thus also ceasing the accompanying bonus program.

(13)     FORMATION OF SUBSIDIARY AND JOINT VENTURE

         The Company formed Sonomed EMS on September 26, 2002 as a wholly owned subsidiary. Sonomed EMS, based in Milan Italy, is in the process of completing its organization under Italian law. Sonomed EMS will operate as a marketing division of Sonomed in Europe. The Company is forming a joint venture with one of its Asian distributors to expand its presence in that market. Sonoscan Holdings, Inc. ("Sonoscan") will be a British Virgin Islands company, of which, Escalon will own 50 percent.

(14)     SEGMENTAL REPORTING

         During the fiscal years ended June 30, 2003 and 2002, Escalon's operations were classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

 SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - FISCAL YEARS ENDED JUNE 30,

                                Sonomed               Vascular          Medical/Trek          EMI                 Total
                            2003       2002       2003       2002      2003      2002    2003      2002      2003       2002
                          -------------------   -------------------   ----------------  ----------------   -------------------
Product revenue           $  6,495   $  6,071   $  2,761   $  2,634   $ 1,502  $ 1,321  $  433   $   267   $ 11,191   $ 10,293
Other revenue                    -          -          -          -     2,175    1,781       -         -      2,175      1,781
                          -------------------   -------------------   ----------------  ----------------   -------------------
Total revenue             $  6,495   $  6,071   $  2,761   $  2,634   $ 3,677  $ 3,102  $  433   $   267   $ 13,366   $ 12,074
Costs and expenses:
 Cost of goods sold          2,524      2,704      1,195        988       961      838     216       110      4,896      4,640
Operating expenses           3,004      2,624      1,539      1,589     1,018    1,269     254       170      5,815      5,652
Write-down of license
 and distribution rights         -          -          -          -       196        -       -         -        196          -
                          -------------------   -------------------   ----------------  ----------------   -------------------
Total costs and expenses  $  5,528   $  5,328   $  2,734   $  2,577   $ 2,175  $ 2,107  $  470   $   280   $ 10,907   $ 10,292
Income from operations         967        743         27         57     1,502      995     (37)      (13)     2,459      1,782
Other income and
 expenses:
 Termination of JV               -          -          -          -         -        -       -       (23)         -        (23)
 Equity in JV gain               -          -          -          -         -        -       -         8          -          8
 Interest income                 -          -          -          -         3        2       -         -          3          2
 Interest expense             (611)      (743)       (27)       (48)        -        -       -         -       (638)      (791)
                          -------------------   -------------------   ----------------  ----------------   -------------------
Total other income
 and expense                  (611)      (743)       (27)       (48)        3        2       -       (15)      (635)      (804)
Income taxes                     -          -          -          -       112        -       -         -        112          -
                          -------------------   -------------------   ----------------  ----------------   -------------------
Net income (loss)         $    356   $      -   $      -   $      9   $ 1,393  $   997  $  (37)  $   (28)  $  1,712   $    978
                          ===================   ===================   ================  ================   ===================

Depreciation and
 amortization             $     19   $     16   $     41   $     45   $   226  $   243  $   24   $     -   $    308   $    306
Assets                    $ 12,198   $ 11,988   $  2,256   $  2,465   $ 2,071  $ 2,163  $  365   $   296   $ 16,890   $ 16,912
Expenditures for long-
 lived assets             $     34   $     22   $     16   $      -   $    26  $    65  $    -   $     -   $     76   $     87

         The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purpose of this illustration, corporate expenses, which principally consist of executive management and administrative support functions, are allocated across the business segments primarily based on each segment's product revenue. These expenses are otherwise included in the Medical/Trek business unit.

         During the fiscal year ended June 30, 2003, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products and revenue derived from Bausch & Lomb's sale of Silicone Oil. Commencing January 1, 2002, EMI derived its revenue from the sales of the CFA digital imaging system and related products.

         During the fiscal years ended June 30, 2003 and 2002, there was one entity, Bausch & Lomb, from which Escalon derived more than 10 percent of consolidated net revenue was derived. Revenue from Bausch & Lomb was $2,525,000, or 18.89% of consolidated net revenue during the period ended June 30, 2003, and was $2,186,000, or 18.11% of consolidated net revenue during the period ended June 30, 2002. This revenue is recorded in the Medical/Trek business unit. Of the external revenue reported above, $2,175,000, $170,000, $45,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and EMI, respectively, during the fiscal year ended June 30, 2003; and $2,240,000, $169,000, $43,000 and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and EMI, respectively, during the fiscal year ended June 30, 2002.

(15)     SALE OF SILICONE OIL PRODUCT LINE AND OTHER REVENUE

         SILICONE OIL

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

         Other revenue includes quarterly payments earned in connection with the sale of the Adatosil(R) 5000 Silicone Oil product line and royalty payments received from a privately held entity related to the licensing of the Company's intellectual laser technology. For the fiscal years ended June 30, 2003 and 2002, Silicone Oil revenue totaled $1,858,000 and $1,754,000, respectively, and laser technology revenues totaled $316,000 and $27,000, respectively. Accounts receivable related to other revenue was $511,000 and $457,000, respectively.

         The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured such that the Company receives consideration from Bausch & Lomb based on their sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

                     From 8/13/00 to 8/12/01   100%
                     From 8/13/01 to 8/12/02    82%
                     From 8/13/02 to 8/12/03    72%
                     From 8/13/03 to 8/12/04    64%
                     From 8/13/04 to 8/12/05    45%

         LICENSED TECHNOLOGY

         The materials terms of the license of the laser technology are that in exchange for licensing the Company's laser patents, which expire in 2014, it will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments. The license was dated October 23, 1997 and was amended and restated in

October 2000 and expires upon the latest of the following events: (1) the last to expire of the laser patents; (2) ten years from the effective date of the amendment and restated agreement; or (3) the fifth anniversary date of the first commercial sale. The material termination provisions of the license are as follows: (1) the default in payment of any royalty; (2) the default in the making of any required report; (3) making of any false report; (4) the commission of any material breech of any covenant or promise under the license agreement; or (5) The termination of the license by the licensee after 90 days notice. If the licensee were to terminate the agreement, it would not be permitted to utilize the licensed technology necessary to manufacture its current products.