Form 10-Q
period 2003-09-30
ESCALON MEDICAL CORP
filed 2003-11-10
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

      (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

      ( ) Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period
            from..........to..........

                         COMMISSION FILE NUMBER 0-20127
                         -------------------------------

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)
              ----------------------------------------------------

            PENNSYLVANIA                                     33-0272839
  (state or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification Number)

              575 EAST SWEDESFORD ROAD, SUITE 100, WAYNE, PA 19087 (Address of principal executive offices, including zip code)

                                 (610) 688-6830
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      At November 3, 2003, 3,365,359 shares of Common Stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.              Financial Information

           Item 1.   Condensed Consolidated Financial Statements                                       3

                     Condensed Consolidated Balance Sheets as of September 30, 2003
                     (unaudited) and June 30, 2003                                                     3

                     Condensed Consolidated Statements of Operations for the three-month
                     periods ended September 30, 2003 and 2002 (unaudited)                             4

                     Condensed Consolidated Statements of Cash Flows for the three-month
                     Periods ended September 30, 2003 and 2002 (unaudited)                             5

                     Notes to Condensed Consolidated Financial Statements (unaudited)                  6

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             15

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        23

           Item 4.   Controls and Procedures                                                           23

Part II.             Other Information                                                                 24

           Item 1.   Legal Proceedings                                                                 24

           Item 6.   Exhibits and Reports on Form 8-K                                                  24




                          PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,    June 30,
                                                                                         2003           2003
                                                                                         ----           ----
                                                                                      (Unaudited)     (Audited)
ASSETS

Current assets:
  Cash and cash equivalents                                                          $     64,220    $    298,390
  Accounts receivable, net                                                              2,069,009       2,364,370
  Inventory, net                                                                        1,858,195       1,785,480
  Other current assets                                                                    317,051         310,420
                                                                                     ------------    ------------
    Total current assets                                                                4,308,475       4,758,660
                                                                                     ------------    ------------
Long-term note receivable                                                                 150,000         150,000
Furniture and equipment, net                                                              486,813         516,686
Goodwill                                                                               10,591,795      10,591,795
Trademarks and trade names, net                                                           616,906         616,906
License and distribution rights, net                                                        7,507          13,138
Patents, net                                                                              180,128         182,811
Other assets                                                                               60,235          60,235
                                                                                     ------------    ------------
  Total assets                                                                       $ 16,401,859    $ 16,890,231
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                                     $    475,000    $    975,000
  Current portion of long-term debt                                                     1,570,849       1,510,344
  Accounts payable                                                                        513,039         454,711
  Accrued compensation                                                                    385,638         708,231
  Other current liabilities                                                               229,501         222,036
                                                                                     ------------    ------------
    Total current liabilities                                                           3,174,027       3,870,322
Long-term debt, net of current portion                                                  3,665,228       4,080,461
                                                                                     ------------    ------------
    Total liabilities                                                                   6,839,255       7,950,783
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued             --              --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,365,359 shares issued and outstanding at September 30, 2003 and June 30, 2003,
    respectively                                                                            3,365           3,365
  Additional paid-in capital                                                           46,262,411      46,262,411
  Accumulated deficit                                                                 (36,703,172)    (37,326,328)
                                                                                     ------------    ------------
    Total shareholders' equity                                                          9,562,604       8,939,448
                                                                                     ------------    ------------
Total liabilities and shareholders' equity                                           $ 16,401,859    $ 16,890,231
                                                                                     ============    ============


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended
                                                 September 30,
                                              2003           2002
                                              ----           ----
Product revenue                           $ 2,841,127    $ 2,513,518
Other revenue                                 570,515        494,822
                                          -----------    -----------
Revenues, net                               3,411,642      3,008,340
                                          -----------    -----------

Costs and expenses:
  Cost of goods sold                        1,212,799      1,078,919
  Research and development                    207,130        190,318
  Marketing, general and administrative     1,214,196      1,288,128
                                          -----------    -----------
    Total costs and expenses                2,634,125      2,557,365
                                          -----------    -----------

Income from operations                        777,517        450,975
                                          -----------    -----------

Other income and expenses:
  Interest income                                 679            650
  Interest expense                           (118,559)      (192,466)
                                          -----------    -----------
    Total other income and expenses          (117,880)      (191,816)
                                          -----------    -----------

Income before income taxes                $   659,637    $   259,159
Income taxes                                   36,481             --
                                          -----------    -----------

Net income                                $   623,156    $   259,159
                                          ===========    ===========

Basic net income per share                $     0.185    $     0.077
                                          ===========    ===========

Diluted net income per share              $     0.154    $     0.076
                                          ===========    ===========

  Weighted average shares - basic           3,365,359      3,345,851
                                          ===========    ===========

  Weighted average shares - diluted         4,049,298      3,403,863
                                          ===========    ===========


           See notes to condensed consolidated financial statements `

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three-Month Periods Ended
                                                               September 30,
                                                           2003          2002
                                                           ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                              $ 623,156      259,159
 Adjustments to reconcile net income to net cash
   provided by in operating activities:
     Depreciation and amortization                          64,377       87,899
     Disposal of furniture and equipment                        --          927
     Change in operating assets and liabilities:
       Accounts receivable, net                            295,361      (18,421)
       Inventory, net                                      (72,715)    (135,656)
       Other current and long-term assets                   (6,630)      65,751
       Accounts payable, accrued and other liabilities    (256,801)      67,938
                                                         ---------    ---------
         Net cash provided by operating activities         646,748      327,597
                                                         ---------    ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                (15,685)     (18,348)
                                                         ---------    ---------
         Net cash used in investing activities             (15,685)     (18,348)
                                                         ---------    ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit borrowing                                     --      325,000
   Line of credit repayment                               (500,000)    (175,000)
   Principal payments on term loans                       (365,233)    (515,233)
   Issuance of common stock                                     --           --
   Payments of financing fees                                   --           --
                                                         ---------    ---------
         Net cash used in financing activities            (865,233)    (365,233)
                                                         ---------    ---------

         Net decrease in cash and cash equivalents        (234,170)     (55,984)
 Cash and cash equivalents, beginning                      298,390      220,826
                                                         ---------    ---------
 Cash and cash equivalents, ending                       $  64,220    $ 164,842
                                                         =========    =========

 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
 Interest paid                                           $ 130,670    $ 142,249
                                                         =========    =========
 Income taxes                                            $  92,000    $      --
                                                         =========    =========





            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Escalon Medical Corp. and its subsidiaries Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI"), Sonomed EMS, Srl ("Sonomed EMS") and Escalon Pharmaceutical, Inc. ("Pharmaceutical") (jointly referred to as "Escalon" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC").

      Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Operating results are not indicative of the results that may be expected for the fiscal year ending June 30, 2004.

      For more complete financial information, the accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003 included in the Company's annual report on Form 10-K.

2.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sonomed, Vascular, EMI, Sonomed EMS and Pharmaceutical. All intercompany accounts and transactions have been eliminated.

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

      CASH AND CASH EQUIVALENTS

      For the purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

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

      The Company's considerations for recognizing revenue upon shipment of products to a distributor are based on the following:

      - Persuasive evidence of an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have an immediate right of return, as the Company must first consent in writing and is not required to do so.

      - Shipping terms are ex-factory shipping point. At this point the buyer (distributor) takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

      - The Company's price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

      - A buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policies and procedures related to a buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

      Provision has been made for estimated sales returns based on historical experience.

      With respect to additional consideration related to the sale of the Company's Silicone Oil product line by Bausch & Lomb and the licensing of the Company's intellectual laser property, revenue is recognized upon notification from the licensees of amounts earned or upon receipt of royalty payment.

      SHIPPING AND HANDLING COSTS

      Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

      INVENTORIES

      Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market.

      ACCOUNTS RECEIVABLE

      Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical losses and upon periodic review of individual balances. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $260,504 and $261,351 at September 30, 2003 and June 30, 2003, respectively.

      FURNITURE AND EQUIPMENT

      Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be over three to ten years. Depreciation for the three-month periods ended September 30, 2003 and 2002 was $45,558 and $46,003, respectively.

      LONG-LIVED ASSETS

      Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

      INTANGIBLE ASSETS

      The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis.

      STOCK-BASED COMPENSATION

      Effective December 31, 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." Since the Company does not plan to adopt the fair value method of accounting of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company does not expect any impact on its consolidated results of operations or financial condition in fiscal 2004. At September 30, 2003, the Company had five stock-based employee compensation plans. The Company accounts for these plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted after December 31, 1994 under the fair value method of SFAS 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions for the three-month periods ended September 30, 2003 and 2002: dividend yield of 0.0%; volatility of between .06 and .16; risk free interest rate of 4.0%; and expected lives of 10 years. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS No. 123, the estimated per share value of options granted during the three-month periods ended September 30, 2003 and 2002 was $0 and $145,110, respectively.

                                Three-Month Periods Ended
                                       September 30,
                                  2003           2002
                                ----------   ------------
Net Income, as reported         $  623,156   $    259,159
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                           --       (188,883)
                                ----------   ------------
Pro forma net income            $  623,156   $     70,276
                                ==========   ============
Earnings per share:
  Basic - as reported           $    0.185   $      0.077
                                ==========   ============
  Basic - pro forma             $    0.185   $      0.021
                                ==========   ============
  Diluted - as reported         $    0.154   $      0.076
                                ==========   ============
  Diluted - pro forma           $    0.154   $      0.021
                                ==========   ============

      RESEARCH AND DEVELOPMENT

      All research and development costs are charged to operations as incurred.

      ADVERTISING COSTS

      Advertising costs are charged to operations as incurred. Advertising expense for the three-month periods ended September 30, 2003 and 2002 was $2,236 and $7,170, respectively.

      NET INCOME PER SHARE

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three-Month Periods
                                                           Ended September 30,
                                                           2003         2002
                                                        ----------   ----------
Numerator:
  Numerator for basic and diluted earnings per share:
  Net income                                            $  623,156   $  259,159
                                                        ----------   ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                      3,365,359    3,345,851
  Effect of dilutive securities:
    Employee stock options                                 683,939       58,012
                                                        ----------   ----------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                                   4,049,298    3,403,863
                                                        ----------   ----------
Basic earnings per share                                $    0.185   $    0.077
                                                        ==========   ==========
Diluted earnings per share                              $    0.154   $    0.076
                                                        ==========   ==========

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

3.    INVENTORIES

      Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                September 30,    June 30,
                                    2003           2003
                                -----------    -----------
Raw materials/Work in process   $ 1,377,466    $ 1,374,184
Finished goods                      538,717        475,316
                                -----------    -----------
                                  1,916,183      1,849,500
Valuation allowance                 (57,988)       (64,020)
                                -----------    -----------

  Total inventory               $ 1,858,195    $ 1,785,480
                                ===========    ===========

4.    INTANGIBLE ASSETS

      ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

      In connection with the Company's acquisition of assets of Escalon Ophthalmics, Inc. ("EOI") in February 1996, a portion of the purchase price was allocated to certain license and distribution agreements. This cost allocation was based on an evaluation by management, with such cost being amortized over an eight-year period using the straight-line method. The value of these assets is reevaluated periodically to determine if the estimated lives continue to be appropriate.

      Accumulated amortization of license and distribution rights was $172,675 and $167,044 at September 30, 2003 and June 30, 2003, respectively. Amortization expense for the three-month periods ended September 30, 2003 and 2002 was $5,631 and $10,756, respectively.

      PATENTS

      It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $114,089 and $111,406 at September 30, 2003 and June 30, 2003, respectively. Amortization expense for the three-month periods ended September 30, 2003 and 2002 was $2,683 and $2,683, respectively.

      The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents are as follows:

       Year ending
         June 30,
         --------
2004     $23,871
2005      10,733
2006      10,733
2007      10,733
2008      10,733
         -------
         $66,803
         =======

           GOODWILL, TRADEMARKS AND TRADE NAMES

           Goodwill, trademarks and trade names represent intangible assets obtained from EOI, Endologix, Inc. ("Endologix") and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

           In accordance with SFAS No. 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Management evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001. Management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. Management made this conclusion after evaluating the discounted cash flow of the business units. In accordance with SFAS No. 142, these intangible assets will continue to be assessed on an annual basis.

           The following table presents intangible assets by business segment as of September 30, 2003:

                                                                     Adjusted
                                         Gross                        Gross                             Net
                                       Carrying                      Carrying      Accumulated        Carrying
GOODWILL                                Amount       Impairment       Amount       Amortization         Value
                                       --------      ----------      --------      ------------       --------
Sonomed                              $10,547,488     $    --       $10,547,488     $(1,021,938)     $ 9,525,550
Vascular                               1,149,813          --         1,149,813        (208,595)     $   941,218
Medical/Trek                             272,786          --           272,786        (147,759)     $   125,027
Sonomed EMS                                   --          --                --              --      $        --
                                     -----------     -------       -----------     -----------      -----------
Balance as of September 30, 2003     $11,970,087     $    --       $11,970,087     $(1,378,292)     $10,591,795
                                     ===========     =======       ===========     ===========      ===========

                                                                    Adjusted
                                        Gross                        Gross                         Net
                                       Carrying                     Carrying    Accumulated      Carrying
AMORTIZED INTANGIBLE ASSETS             Amount       Impairment      Amount     Amortization      Value
                                       --------      ----------     --------    ------------     --------
Sonomed                              $      --       $    --       $      --     $      --      $      --
Vascular (pending issuance)             36,915            --          36,915            --      $  36,915
Medical/Trek                           257,302            --         257,302      (114,089)     $ 143,213
Sonomed EMS                                 --            --              --            --      $      --
                                     ---------       -------       ---------     ---------      ---------
Balance as of September 30, 2003     $ 294,217       $    --       $ 294,217     $(114,089)     $ 180,128
                                     =========       =======       =========     =========      =========

                                                                Adjusted
                                        Gross                    Gross                          Net
                                       Carrying                 Carrying     Accumulated      Carrying
AMORTIZED INTANGIBLE ASSETS             Amount    Impairment     Amount      Amortization      Value
                                       --------   ----------    --------     ------------     --------
Sonomed                              $      --     $    --     $      --     $      --      $      --
Vascular                                    --          --            --            --      $      --
Medical/Trek                           180,182          --       180,182      (172,675)     $   7,507
Sonomed EMS                                 --          --            --            --      $      --
                                     ---------     -------     ---------     ---------      ---------
Balance as of September 30, 2003     $ 180,182     $    --     $ 180,182     $(172,675)     $   7,507
                                     =========     =======     =========     =========      =========


                                                               Adjusted
                                       Gross                    Gross                       Net
                                     Carrying                  Carrying   Accumulated     Carrying
UNAMORTIZED INTANGIBLE ASSETS         Amount     Impairment     Amount    Amortization     Value
                                     --------    ----------    --------   ------------    --------
Sonomed                              $665,000     $    --     $665,000     $(63,194)     $601,806
Vascular                                   --          --           --           --      $     --
Medical/Trek                               --          --           --           --      $     --
Sonomed EMS                            15,100          --       15,100           --      $ 15,100
                                     --------     -------     --------     --------      --------
Balance as of September 30, 2003     $680,100     $    --     $680,100     $(63,194)     $616,906
                                     ========     =======     ========     ========      ========


4.    LONG-TERM RECEIVABLE

      Escalon entered into a loan agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The note is for $150,000 and is due May 2005.

5.    LINE OF CREDIT AND LONG-TERM DEBT

      On December 23, 2002, a privately held financial group acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the privately held financial group. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement. Historically, the Company failed to meet the EBITDA to current maturities ratio covenant required under its loan agreements. The new loan agreement was amended to reduce the principal payments, significantly reducing current maturities, and also amended this required ratio from 1.05 to 1 to 1.00 to 1. Additionally, the calculation of this ratio has been amended such that only bank debt is used in the calculation. All subordinated debt is specifically excluded from the calculation.

      As of September 30, 2003, the amounts outstanding under the term loan and the line of credit were $4,950,000 and $475,000, respectively. At September 30, 2003, the interest rates applicable to the term loan and line of credit were 5.75% (prime plus 1.75%) and 5.50% (prime plus 1.50%), respectively. The privately held financial group's prime rate at September 30, 2003 was 4.00%. The $4,950,000 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees in on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

      On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the term of payment of the royalties. Pursuant to the amendment, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

      As of September 30, 2003, the amount outstanding under the Endologix term loan was $326,160. At September 30, 2003, the interest rate applicable to the Endologix term loan was 5.00%.

           The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of September 30, 2003.

     Twelve-month period           Private Group         Endologix            Deferred
      ending September 30,           Term Loan           Term Loan          Finance Fees          Total
      --------------------           ---------           ---------          ------------          -----
           2004                     $ 1,350,000         $   261,000          $   (40,000)     $ 1,571,000
           2005                       3,600,000              65,000                   --        3,665,000
           2006                              --                  --                   --               --
           2007                              --                  --                   --               --
           2008                              --                  --                   --               --
                                    -----------         -----------          -----------      -----------
                                    $ 4,950,000         $   326,000          $   (40,000)     $ 5,236,000
                                    ===========         ===========          ===========      ===========

6. SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

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

      The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on Bausch & Lomb's sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

                    From 8/13/00 to 8/12/01       100%
                    From 8/13/01 to 8/12/02       82%
                    From 8/13/02 to 8/12/03       72%
                    From 8/13/03 to 8/12/04       64%
                    From 8/13/04 to 8/12/05       45%

      LICENSED TECHNOLOGY

      The material terms of the license of the laser technology are that in exchange for licensing the Company's laser patents, which expire in 2014, it will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments.

      The license was dated October 23, 1997 and was amended and restated in October 2000 and expires upon the latest of the following events:

      1.    the last to expire of the laser patents;

      2. ten years from the effective date of the amended and restated agreement; or

      3.    the fifth anniversary date of the first commercial sale.

      The material termination provisions of the license of the laser technology are as follows:

      1.    the default in payment of any royalty;

      2.    the default in the making of any required report;

      3.    making of any false report;

      4. the commission of any material breach of any covenant or promise under the license agreement; or

      5. the termination of the license by the licensee after 90 days notice (if the licensee were to terminate, the licensee would not be permitted to utilize the licensed technology necessary to manufacture its current products).

           OTHER REVENUE

           Other revenue includes quarterly payments received from Bausch & Lomb in connection with the sale of the Silicone Oil product line as well as royalty payment received from a privately held entity related to the licensing of the Company's intellectual laser technology. For the three-month periods ended September 30, 2003 and 2002, Silicone Oil revenue totaled $509,000 and $443,000, respectively, and laser technology revenues totaled $62,000 and $51,000, respectively. Accounts receivable related to other revenue was $508,000 and $443,000, respectively.

7.         SEGMENTAL INFORMATION

           During the three-month periods ended September 30, 2003 and 2002, Escalon's operations were classified into four principal reportable segments that provide different product or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                     THREE-MONTH PERIODS ENDED SEPTEMBER 30,

                                Sonomed                Vascular           Medical/Trek            EMI                  Total
                            2003       2002       2003       2002       2003      2002      2003       2002       2003       2002
                            ----       ----       ----       ----       ----      ----      ----       ----       ----       ----
Product revenue           $  1,705   $  1,389   $    734   $    666   $    357  $    345  $     45   $    113   $  2,841   $  2,513
Other revenue                   --         --         --         --        571       495        --         --        571        495
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Total revenue                1,705      1,389        734        666        928       840        45        113      3,412      3,008
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Costs and expenses:
Cost of goods sold             681        579        296        240        208       217        28         43      1,213      1,079
Operating expenses             712        626        434        417        206       354        70         82      1,422      1,479
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Total costs and expenses     1,393      1,205        730        657        414       571        98        125      2,635      2,558
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Income from operations         312        184          4          9        514       269       (53)       (12)       777        450
Other income and
  expenses:
Interest income                 --         --         --         --          1         1        --         --          1          1
Interest expense              (115)      (184)        (4)        (9)        --        --        --         --       (119)      (193)
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Total other income and
  expenses                    (115)      (184)        (4)        (9)         1         1        --         --       (118)      (192)
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Income before taxes            197         --         --         --        515       270       (53)       (12)       659        258
Income taxes                    --         --         --         --         36        --        --         --         36         --
                          --------   --------   --------   --------   --------  --------  --------   --------   --------   --------
Net income (loss)         $    197   $     --   $     --   $     --   $    479  $    270  $    (53)  $    (12)  $    623   $    258
                          ========   ========   ========   ========   ========  ========  ========   ========   ========   ========


Depreciation and
  amortization            $      6   $      5   $     11   $     10   $     42  $     67  $      6   $      6   $     65   $     88
Assets                    $ 12,001   $ 12,198   $  2,200   $  2,256   $  1,944  $  2,071  $    257   $    365   $ 16,402   $ 16,890
Expenditures for
  long-lived assets       $     --   $     --   $     --   $     --   $     16  $     18  $     --   $     --   $     16   $     18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Form 10-Q Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will" and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and you therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

         -        FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

         Escalon's liquidity is affected by many factors, some of which are based on the normal ongoing operations of the Company's businesses and some of which arise from fluctuations related to global markets and economies. The Company's current term loan with the privately held financial group provides for quarterly principal payments, which increase every twelve months, including a $2,450,000 final balloon payment, which is due on September 1, 2005. The Company believes that cash on hand plus cash available from the Company's line of credit will be sufficient to satisfy its working capital, capital expenditures and research and development until the balloon payment is due. The Company may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and the Company cannot assure that such financing will be available when required on acceptable terms.

         -        CONCENTRATION OF REVENUES

         Escalon realized 14.91% and 14.74% of its net revenue during the three-month periods ended September 30, 2003 and 2002, respectively, from Bausch & Lomb's sale of Silicone Oil. Any significant decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through fiscal 2005. See the Notes to Condensed Consolidated Financial Statements for further information regarding the Silicone Oil revenue from Bausch & Lomb.

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

         - THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS

         Escalon generally sells its products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introduction of new products and enhancements, Escalon's products will become technologically obsolete over time, in which case the Company's revenue and operating results would suffer. The success of Escalon's new product offerings will depend on several factors, including the Company's ability to: (i) properly identify customer needs; (ii) innovate and develop new technologies, services and applications; (iii) successfully commercialize new technologies in a timely manner; (iv) manufacture and deliver its products in sufficient volumes on time; (v) differentiate the Company's offerings from its competitors' offerings; (vi) price the Company's products competitively, and (vii) anticipate competitors' announcements of new products, services or technological innovations.

         -        DEPENDENCE ON KEY PERSONNEL

         Escalon's future success depends partly on the continued service of the Company's key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If Escalon fails to retain and hire a sufficient number of these personnel, the Company will not be able to maintain or expand its business.

         - THE COMPANY'S ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES, AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

         In the normal course of business, Escalon engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require Escalon to integrate a different company culture, management team and business infrastructure. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, Escalon's successful integration of the entity depends on a variety of factors including: (i) the retention of key employees, and (ii) the management of facilities and employees in separate geographical areas. All of these efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If Escalon does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

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

         - VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN ITS LISTING ON THE NASDAQ SMALLCAP MARKET

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

         Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. Escalon's present name was adopted in August 1996. The Company reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Escalon operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as labeling and marketing.

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with Megavision, Inc. ("Megavision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed further in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

        REVENUE RECOGNITION

         Escalon's standard arrangement for the Company's domestic and international customers includes a signed purchase order or contract and no right of return of delivered products without consent of the Company. Revenue from sales of product is recognized when:


         - The Company enters into a legally binding arrangement with a buyer;

         -        The Company delivers the products;

         - Buyer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and

         -        Collection is probable

         Escalon assesses collectibility based on the credit worthiness of the buyer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of Escalon's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

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

         DEFERRED TAXES

         The deferred tax valuation allowance is based on the Company's assessment of the realizability of the Company's deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives and strategies. Should the Company determine that it is more likely than not that it will realize certain of the Company's deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if the Company determines that it would not be able to realize the Company's recorded deferred tax asset, an adjustment to increase our valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on the Company's provision for income taxes included in the Company's results of operations.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

         The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the three-month periods ended September 30, 2003 and 2002.

                          Three-Month Periods Ended
                               September 30,
                     -----------------------------------
                      2003         2002         %Change
                     ------       -------       --------
 Product revenue:
 Sonomed             $1,705       $ 1,389         22.75%
 Vascular               734           666         10.21%
 Medical/Trek           357           346          3.18%
 EMI                     45           113        -60.18%
                     ------       -------        ------
                     $2,841       $ 2,514         13.01%
                     ======       =======        ======

         Product revenue increased $328,000, or 13.05%, to $2,841,000 for the three-month period ended September 30, 2003 as compared to $2,513,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $316,000, or 22.75%, to $1,705,000. The increase is attributed to a $345,000 increase in the domestic market as well as a $66,000 increase in Europe offset by a $93,000 decrease in Asia and the Pacific Rim. The increase in the domestic market primarily relates to increased demand for the Company's pachymeter product. The domestic market for pachymeters has expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. The increase in Europe is a result of the additional sales resources devoted to the region. Product revenue in the Vascular business unit increased $68,000, or 10.21%, to $734,000. The increase relates primarily to increased usage within the marketplace. Product revenue in the Medical/Trek business unit increased $11,000, or 3.18%, to $357,000. OEM revenue from Bausch & Lomb increased $17,000. Product revenue in the EMI business unit decreased $68,000, or 60.18%, to $45,000.

         Other revenue, which is included in the Medical/Trek business unit, increased $76,000, or 15.35%, to $571,000 for the three-month period ended September 30, 2003 as compared to $495,000 for the same period in the prior fiscal year. The increase primarily relates to a $66,000 increase in the revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenues to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the three-month period ended September 30, 2003, the step-down caused a $63,000 decrease in Silicone Oil revenue that Escalon would have otherwise received had the step-down not occurred. The offsetting $128,000 increase in Silicone Oil revenue is due to an increase in the market demand for the product. Escalon does not have knowledge as to what factors have affected Bausch & Lomb's sale of Silicone Oil. See the Notes to
Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb. The remaining $10,000 increase in other revenue relates to royalty payments received from a privately held entity related to the licensing of Escalon's intellectual laser technology.

        The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three-month periods ended September 30, 2003 and 2002.



                         Three-Month Periods Ended September 30,
                 --------------------------------------------------------
                           2003                              2002
                 --------------------------      ------------------------
Cost of
goods sold:        Dollars            %             Dollars          %
-----------      --------------     ------       --------------    ------
                 (in thousands)                  (in thousands)
 Sonomed             $  681         39.94%          $  579         41.68%
 Vascular               296         40.33%             240         36.04%
 Medical/Trek           208         58.26%             217         62.90%
 EMI                     28         62.22%              43         38.05%
                     ------         -----           ------         -----
                     $1,213         42.70%          $1,079         42.94%
                     ======         =====           ======         =====


         Cost of goods sold totaled $1,213,000, or 35.55% of net revenue, for the three-month period ended September 30, 2003 as compared to $1,079,000, or 35.86% of net revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $681,000, or 39.94% of product revenue, for the three-month period ended September 30, 2003 as compared to $579,000, or 41.68% of product revenue for the three-month period ended September 30, 2002. Sonomed experienced a significant shift in product mix with the increase in sales of the pachymeter product, which has higher margins than much of the remainder of the Sonomed product line. Cost of goods sold in the Vascular business unit totaled $296,000, or 40.33% of product revenue, for the three-month period ended September 30, 2003 as compared to $240,000, or 36.04% of product revenue for the three-month period ended September 30, 2002. Vascular's margins were adversely affected by increased cost of materials as well as lower sales price per unit on several of its products. Cost of goods sold in the Medical/Trek business unit totaled $208,000, or 58.26% of product revenue, for the three-month period ended September 30, 2003 as compared to $217,000, or 62.90% of product revenue for the three-month period ended September 30, 2002. Medical/Trek's margins increased due to two factors: a significant shift in product mix toward product with higher margins and higher price-per-unit on the Company's main product. When other revenue is included, cost of goods sold in the Medical/Trek business unit was 22.41% of net revenue for the three-month period ended September 30, 2003 as compared to 25.83% of net revenue for the three-month period ended September 30, 2002. There are no costs associated with other revenue. Cost of goods sold in the EMI business unit totaled $28,000, or 62.22% of product revenue, for the three-month period ended September 30, 2003 as compared to $43,000, or 38.5% of product revenue for the three-month period ended September 30, 2002.

         The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three-month periods ended September 30, 2003 and 2002.

                               Three-Month Periods Ended September 30,
                               ---------------------------------------
                                 2003          2002        % Change
                               --------       ------       --------
Marketing, general and
 administrative expenses:
Sonomed                          $  259        $  353       -26.63%
Vascular                            314           282        11.35%
Medical/Trek                        571           571         0.00%
EMI                                  70            82       -14.63%
                                 ------        ------       ------
                                 $1,214        $1,288        -5.75%
                                 ======        ======       ======

         Marketing, general and administrative expenses decreased $73,000, or 5.75%, for the three-month period ended September 30, 2003 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $94,000, or 26.63%, to $259,000. Salaries and other personnel-related expenses decreased $115,000, primarily the result of reduced headcount. Offsetting these decreases was an increase in consulting expense of $27,000, which increased as a result of the Company's efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $32,000, or 11.35%, to $314,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $25,000, primarily the result of increases in headcount. Travel-related expenses increased by $13,000. In the Medical/Trek business unit, marketing, general and administrative expenses remained unchanged at $571,000. Salaries and other personnel-related expenses increased $37,000 primarily due to a $48,000 increase in accrued bonuses, which were offset by decreased headcount. Legal and accounting expenses increased $31,000 in part due to additional required filings with the SEC. Insurance expense decreased $24,000. The decrease primarily relates to an audit of premiums conducted in the first quarter of last fiscal year by the Company's insurer, during which they discovered that they undercharged premiums by $22,000. The undercharge was corrected in the first quarter of fiscal 2003. Consulting expenses decreased by $10,000. In the EMI business unit, marketing, general and administrative expenses decreased $12,000, or 14.63%, to $70,000. Bad debts were $14,000 in the prior year period related to the write-off of a specific account.

         Research and development expenses increased $17,000, or 8.95%, to $207,000 for the three-month period ended September 30, 2003 as compared to the same period last fiscal year. The increase relates primarily to consulting expenses incurred in connection with product development. The Company redesigns its products every few years, as technology changes, to remain competitive in the marketplace.

         Interest income remained relatively unchanged for the three-month period ended September 30, 2003 as compared to the same period last fiscal year, $700 and $700, respectively.

         Interest expense decreased $73,000 for the three-month period ended September 30, 2003 as compared to the same period last fiscal year primarily due to reduced total debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, Escalon had cash and cash equivalents of $64,000 as compared to $298,000 at June 30, 2003, a decrease of $234,000. This resulted primarily from increases of cash of $647,000 provided by operating activities offset by $865,000 used to pay down the term loans and line of credit and $16,000 used to purchase fixed assets.

         Management believes that the current rate of cash generated from operations, cash on hand and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development costs until the balloon payment under its term loan is due on September 1, 2005. The Company may be required to secure alternative debt or equity financing in order to satisfy the balloon payment, and Escalon cannot assure that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenue received from Bausch & Lomb, which is expected to continue in varying amounts through fiscal 2005. While the Company does not expect this revenue to decline rapidly in the immediate future, any such decrease would have a significant impact on the Company's consolidated financial position, results of operations and cash flows. Silicone Oil revenues are based on the sales of the product line by Bausch & Lomb. Additionally, the Silicone Oil revenues reduce on an annual basis due to a contractual step-down. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

         DEBT HISTORY

         On December 23, 2002, a privately held financial group acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on the $2,000,000 available line of credit.

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

         As of September 30, 2003, the amounts outstanding under the term loan and the line of credit were $4,950,000 and $475,000, respectively. At September 30, 2003, the interest rates applicable to the term loan and line of credit were 5.75% and 5.50%, respectively. The privately held financial group's prime rate at September 30, 2003 was 4.00%. The $4,950,000 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees in on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

        On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, Escalon acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the term of payment of the royalties. Pursuant to the amendment, Escalon paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and Escalon issued 50,000 shares of its Common Stock to Endologix.

         As of September 30, 2003, the amount outstanding under the Endologix term loan was $326,160. At September 30, 2003, the interest rate applicable to the Endologix term loan was 5.00%.

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

-        Two market makers; and

-        Compliance with corporate governance standards

         As of September 30, 2003, Escalon complied with these requirements. If the Company's securities were delisted, a shareholder would find it more difficult to trade in the Company's securities, or obtain accurate quotations as to the market value of the Company's securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based on the prime rate at September 30, 2003 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and prime plus 1.00% on the Endologix note.


                          Long-term debt classified as current as of September 30,
                     ----------------------------------------------------------------
                        2003          2004          2005     Thereafter      Total
                     -----------   -----------      -----    ----------    ----------
 Term loan           $1,350,000    $3,600,000       $--        $--        $4,950,000
   Interest rate           5.75%         5.75%
 Line of credit         475,000            --        --         --           475,000
   Interest rate           5.50%
 Endologix note         260,932        65,228        --         --           326,160
   Interest rate           5.00%         5.00%
 Deferred finance
   fees                 (40,083)           --        --         --          (40,083)
                     ----------    ----------       ---        ---        ----------
 Total               $2,045,849    $3,665,228       $--        $--        $5,711,077
                     ==========    ==========       ===        ===        ==========

EXCHANGE RATE RISK

         During the three-month period ended September 30, 2003 and 2002, approximately 15.80% and 20.48%, respectively, of Escalon's consolidated net revenue was derived from international sales. The price of all product sold overseas is denominated in United States Dollars and consequently the Company incurs no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing consulting expenses in the European market during the second quarter of fiscal 2003, the majority of which are transacted in Euros. These expenses were $27,000 for the three-month period ended September 30, 2003.

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

         (b)      Internal Control Over Financial Reporting

                  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1     Certificate of Chief Executive Officer under Rule 13a-14(a)

         31.2     Certificate of Senior Vice President - Finance under Rule
                  13a-14(a)
         32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code
         32.2 Certificate of Senior Vice President - Finance under Section 1350 of Title 18 of the United States Code

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date:   November 10, 2003                   By:  /s/  Richard J. DePiano
        -----------------                        -----------------------
                                                 Richard J. DePiano
                                                 Chairman and Chief
                                                 Executive Officer

Date:   November 10, 2003                   By:  /s/  Harry M. Rimmer
        -----------------                        --------------------
                                                 Harry M. Rimmer
                                                 Senior Vice President - Finance