Form 10-Q
period 2003-12-31
ESCALON MEDICAL CORP
filed 2004-02-11
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       OR

( )      Transitional report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transitional period from..........
         to..........

                         COMMISSION FILE NUMBER 0-20127

                          ----------------------------

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)

            PENNSYLVANIA                               33-0272839
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

              575 EAST SWEDESFORD ROAD, SUITE 100, WAYNE, PA 19087 (Address or principal executive offices, including zip code)

                                 (610) 688-6830
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ( ) NO (X)

         At February 2, 2004, 3,409,829 shares of Common Stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I.           Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 2003
                  (Unaudited) and June 30, 2003                                           3

                  Condensed Consolidated Statements of Operations for the three- and
                  six-month periods ended December 31, 2003 and 2002 (Unaudited)          4

                  Condensed Consolidated Statements of Cash Flows for the six-month
                  periods ended December 31, 2003 and 2002 (Unaudited)                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk             26

         Item 4.  Controls and Procedures                                                27

Part II.          Other Information

         Item 1.  Legal Proceedings                                                      28

         Item 4.  Submission of Matters to a Vote of Security Holders                    28

         Item 6.  Exhibits and Reports on Form 8-K                                       28

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,       June 30,
                                                                                        2003             2003
                                                                                     -------------    -------------
                                                                                      (Unaudited)       (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $     422,600    $     298,390
  Accounts receivable, net                                                               2,038,567        2,364,370
  Inventory, net                                                                         1,854,658        1,785,480
  Other current assets                                                                     150,513          310,420
                                                                                     -------------    -------------
    Total current assets                                                                 4,466,338        4,758,660
                                                                                     -------------    -------------
Long-term note receivable                                                                  150,000          150,000
Furniture and equipment, net                                                               462,773          516,686
Goodwill                                                                                10,591,795       10,591,795
Trademarks and trade names, net                                                            616,906          616,906
License and distribution rights, net                                                         1,877           13,138
Patents, net                                                                               177,445          182,811
Other assets                                                                                50,398           60,235
                                                                                     -------------    -------------
  Total assets                                                                       $  16,517,532    $  16,890,231
                                                                                     =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                     $     250,000    $     975,000
  Current portion of long-term debt                                                      1,631,350        1,510,344
  Accounts payable                                                                         274,813          454,711
  Accrued compensation                                                                     498,827          708,231
  Other current liabilities                                                                223,528          222,036
                                                                                     -------------    -------------
    Total current liabilities                                                            2,878,518        3,870,322
Long-term debt, net of current portion                                                   3,196,019        4,080,461
                                                                                     -------------    -------------
    Total liabilities                                                                    6,074,537        7,950,783
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued               -                -
  Common stock, $0.001 par value; 35,000,000 shares authorized; 3,408,271 and
    3,365,359 shares issued and outstanding at December 31, 2003 and June 30,
    2003, respectively                                                                       3,408            3,365
  Additional paid-in capital                                                            46,321,798       46,262,411
  Accumulated deficit                                                                  (35,882,211)     (37,326,328)
                                                                                     -------------    -------------
    Total shareholders' equity                                                          10,442,995        8,939,448
                                                                                     -------------    -------------
Total liabilities and shareholders' equity                                           $  16,517,532    $  16,890,231
                                                                                     =============    =============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended            Six Months Ended
                                                 December 31,                 December 31,
                                             2003           2002            2003           2002
                                          -----------    -----------    -----------    -----------
Product revenue                           $ 3,144,034    $ 2,749,368    $ 5,985,160    $ 5,262,887
Other revenue                                 613,891        517,810      1,184,407      1,012,631
                                          -----------    -----------    -----------    -----------
Revenues, net                               3,757,925      3,267,178      7,169,567      6,275,518
                                          -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of goods sold                        1,249,660      1,279,044      2,462,459      2,357,963
  Research and development                    225,992        183,736        433,122        374,053

  Marketing, general and administrative     1,321,653      1,278,014      2,535,285      2,566,142
                                          -----------    -----------    -----------    -----------
    Total costs and expenses                2,797,305      2,740,794      5,430,866      5,298,158
                                          -----------    -----------    -----------    -----------

Income from operations                        960,620        526,384      1,738,701        977,360
                                          -----------    -----------    -----------    -----------

Other income and expenses:
  Interest income                                 282            828            961          1,478
  Interest expense                           (107,880)      (179,540)      (226,439)      (372,007)
                                          -----------    -----------    -----------    -----------
    Total other income and expenses          (107,598)      (178,712)      (225,478)      (370,529)
                                          -----------    -----------    -----------    -----------

Income before income taxes                $   853,022    $   347,672    $ 1,513,223    $   606,831
Income taxes                                   32,061              -         69,106              -
                                          -----------    -----------    -----------    -----------
Net income                                $   820,961    $   347,672    $ 1,444,117    $   606,831
                                          ===========    ===========    ===========    ===========

Basic net income per share                $     0.243    $     0.104    $     0.429    $     0.181
                                          ===========    ===========    ===========    ===========

Diluted net income per share              $     0.196    $     0.103    $     0.357    $     0.178
                                          ===========    ===========    ===========    ===========

  Weighted average shares - basic           3,371,920      3,345,851      3,368,643      3,345,851
                                          ===========    ===========    ===========    ===========

  Weighted average shares - diluted         4,187,117      3,390,122      4,046,118      3,409,933
                                          ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                  December 31,
                                                               2003            2002
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,444,117         606,831
Adjustments to reconcile net income to net cash
  provided by in operating activities:
    Depreciation and amortization                               128,422         176,332
    Disposal of furniture and equipment                               -             927
    Change in operating assets and liabilities:
      Accounts receivable, net                                  325,803         117,006
      Inventory, net                                            (69,178)       (234,518)
      Other current and long-term assets                        169,744         136,132
      Accounts payable, accrued and other liabilities          (387,810)        103,490
                                                           ------------    ------------
        Net cash provided by operating activities             1,611,098         906,200
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                      (36,876)        (25,397)
                                                           ------------    ------------
        Net cash used in investing activities                   (36,876)        (25,397)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                      153,981         625,000
  Line of credit repayment                                     (878,981)       (400,000)
  Principal payments on term loans                             (784,442)     (1,030,466)
  Issuance of common stock, net of retirement                    59,430               -
                                                           ------------    ------------
        Net cash used in financing activities                (1,450,012)       (805,466)
                                                           ------------    ------------

        Net increase in cash and cash equivalents               124,210          75,337
Cash and cash equivalents, beginning of period                  298,390         220,826
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $    422,600    $    296,163
                                                           ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                              $    222,696    $    377,053
                                                           ============    ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, ophthalmic pharmaceuticals and vascular devices.

         The accompanying unaudited condensed consolidated financial statements include accounts of Escalon Medical Corp. and its subsidiaries Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI"), Sonomed EMS, Sr1 ("Sonomed EMS") and Escalon Pharmaceutical, Inc. ("Pharmaceutical") (collectively referred to as "Escalon" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sonomed, Vascular, EMI, Sonomed EMS and Pharmaceutical. All intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For the purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products at the time of shipment, when title and risk of loss transfer. The Company provides products to its distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can receive discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts or sales incentives are given.

         The Company's considerations for recognizing revenue upon shipment of products to a distributor are based on the following:

    - Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have an immediate right of return, as the Company must first consent in writing and is not required to do so.

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

    - The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policies and procedures related to the buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

         Provision has been made for estimated sales returns based on historical experience.

         With respect to additional consideration related to the sale of Silicone Oil by Bausch & Lomb and the licensing of the Company's intellectual laser technology, revenue is recognized upon notification from the licensees of amount earned or upon receipt of royalty payments.

         SHIPPING AND HANDLING REVENUES AND COSTS

         Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

         INVENTORIES

         Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market.

         ACCOUNTS RECEIVABLE

         Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arriving in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical losses and upon periodic review of individual balances. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $121,904 and $261,351 at December 31, 2003 and June 30, 2003, respectively.

         FURNITURE AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the economic useful life of the related assets, which are estimated to be over three to ten years. Depreciation for the three-month periods ended December 31, 2003 and 2002 was $45,230 and $46,542, respectively. Depreciation for the six-month periods ended December 31, 2003 and 2002 was $90,789 and $92,548, respectively.

         LONG-LIVED ASSETS

         Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its estimated fair value.

         INTANGIBLE ASSETS

         The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis.

         STOCK-BASED COMPENSATION

         The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB No. 123." Compensation expense for options is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         SFAS 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                               Three-Month Period Ended     Six-Month Period Ended
                                      December 31,                December 31,
                                  2003         2002          2003            2002
                               ----------   -----------   -----------    -----------
Net Income, as reported        $  820,961   $   347,672   $ 1,444,117    $   606,831
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                    (292,554)      (23,658)     (310,657)       (78,980)
                               ----------   -----------   -----------    -----------
Pro forma net income           $  528,407   $   324,014   $ 1,133,460    $   527,851
                               ==========   ===========   ===========    ===========
Earnings per share:
  Basic - as reported          $    0.243   $     0.104   $     0.429    $     0.181
                               ==========   ===========   ===========    ===========
  Basic - pro forma            $    0.157   $     0.097   $     0.336    $     0.158
                               ==========   ===========   ===========    ===========
  Diluted - as reported        $    0.196   $     0.103   $     0.357    $     0.178
                               ==========   ===========   ===========    ===========
  Diluted - pro forma          $    0.126   $     0.096   $     0.280    $     0.155
                               ==========   ===========   ===========    ===========

         The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The commonly accepted method of valuing these options is the Black-Sholes option valuation model that requires assumptions for the expected holding period and the expected volatility. The Company does not have a reliable history of employee stock options being exercised and consequently cannot estimate the expected holding period. For the sake of this valuation, the expected holding period is assumed to be the life of the stock option as defined in the stock option plan (10 years). The volatility assumption is based on the volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historical volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its options.

         RESEARCH AND DEVELOPMENT

         All research and development costs are charged to operations as incurred.

         ADVERTISING EXPENSES

         Advertising costs are charged to operations as incurred. Advertising expense for the three-month periods ended December 31, 2003 and 2002 was $12,525 and $6,294, respectively. Advertising expense for the six-month periods ended December 31, 2003 and 2002 was $14,760 and $13,464, respectively.

         EARNINGS PER SHARE

         The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three-Month Periods        Six-Month Periods
                                                     Ended December 31,         Ended December 31,
                                                    2003           2002         2003          2002
                                                 -----------   -----------   -----------   -----------
Numerator:
   Numerator for basic and diluted
    earnings per share:
   Net income                                    $   820,961   $   347,672   $ 1,444,117   $   606,831
                                                 -----------   -----------   -----------   -----------
Denominator:
   Denominator for basic earnings per
    share - weighted average shares                3,371,920     3,345,851     3,368,643     3,345,851
   Effect of dilutive securities:
    Employee stock options                           815,197        44,271       677,475        64,082
                                                 -----------   -----------   -----------   -----------
   Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                             4,187,117     3,390,122     4,046,118     3,409,933
                                                 -----------   -----------   -----------   -----------
Basic earnings per share                         $     0.243   $     0.104   $     0.429   $     0.181
                                                 ===========   ===========   ===========   ===========

Diluted earnings per share                       $     0.196   $     0.103   $     0.357   $     0.178
                                                 ===========   ===========   ===========   ===========

         As of December 31, 2003, options to purchase shares of Common Stock at $6.94 per share were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates, should a change occur, is recognized in income in the period that includes the enactment date.

3.       INVENTORIES

         Inventories, stated at the lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                 December 31,    June 30,
                                    2003           2003
                                 -----------    -----------
Raw materials/Work in process    $ 1,357,105    $ 1,374,184
Finished goods                       560,678        475,316
                                 -----------    -----------
                                   1,917,783      1,849,500

Valuation allowance                  (63,125)       (64,020)
                                 -----------    -----------
  Total inventory                $ 1,854,658    $ 1,785,480
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

         Accumulated amortization of license and distribution rights was $178,305 and $167,044 at December 31, 2003 and June 30, 2003, respectively. Amortization expense for the three-month periods ended December 31, 2003 and 2002 was $5,631 and $5,631, respectively. Amortization expense for the six-month periods ended December 31, 2003 and 2002 was $11,261 and $11,261, respectively.

         PATENTS

         It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $116,772 and $111,406 at December 31, 2003 and June 30, 2003, respectively. Amortization expense for the three-month periods ended December 31, 2003 and 2002 was $2,683 and $2,683, respectively. Amortization expense for the six-month periods ended December 31, 2003 and 2002 was $5,366 and $5,366, respectively.

         The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents is as follows:

                 Year ending
                   June 30,
                 -----------
2004             $    23,871
2005                  10,733
2006                  10,733
2007                  10,733
2008                  10,733
                 -----------
                 $    66,803
                 ===========

         GOODWILL, TRADEMARKS AND TRADE NAMES

         Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix, Inc. ("Endologix") and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

         In accordance with SFAS 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Management evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001. Management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. Management made this conclusion after evaluating the discounted cash flow of each of its business units. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis.

         The following table presents intangible assets by business unit as of December 31, 2003:

                                                                    Adjusted
                                         Gross                        Gross                           Net
                                       Carrying                     Carrying      Accumulated      Carrying
 GOODWILL                               Amount      Impairment       Amount       Amortization       Value
                                    -------------   -----------   -------------   ------------    -----------
Sonomed                             $  10,547,488   $         -   $  10,547,488   $ (1,021,938)   $ 9,525,550
Vascular                                1,149,813             -       1,149,813       (208,595)   $   941,218
Medical/Trek                              272,786             -         272,786       (147,759)   $   125,027
Sonomed EMS                                     -             -               -              -    $         -
                                    -------------   -----------   -------------   ------------    -----------
Balance as of December 31, 2003     $  11,970,087   $         -   $  11,970,087   $ (1,378,292)   $10,591,795
                                    =============   ===========   =============   ============    ===========

                                                                    Adjusted
                                         Gross                        Gross                           Net
                                       Carrying                     Carrying      Accumulated      Carrying
 PATENTS                                Amount      Impairment       Amount       Amortization       Value
                                    -------------   -----------   -------------   ------------    -----------
Sonomed                             $           -   $         -   $           -   $          -    $         -
Vascular (pending issuance)                36,915             -          36,915              -    $    36,915
Medical/Trek                              257,302             -         257,302       (116,772)   $   140,530
Sonomed EMS                                     -             -               -              -    $         -
                                    -------------   -----------   -------------   ------------    -----------
Balance as of December 31, 2003     $     294,217   $         -   $     294,217   $   (116,772)   $   177,445
                                    =============   ===========   =============   ============    ===========

                                                                    Adjusted
                                         Gross                        Gross                           Net
                                       Carrying                     Carrying      Accumulated      Carrying
LICENSE AND DISTRIBUTION RIGHTS         Amount      Impairment       Amount       Amortization       Value
                                    -------------   -----------   -------------   ------------    -----------
Sonomed                             $           -   $         -   $           -   $          -    $         -
Vascular                                        -             -               -              -    $         -
Medical/Trek                              180,182             -         180,182       (178,305)   $     1,877
Sonomed EMS                                     -             -               -              -    $         -
                                    -------------   -----------   -------------   ------------    -----------
Balance as of December 31, 2003     $     180,182   $         -   $     180,182   $   (178,305)   $     1,877
                                    =============   ===========   =============   ============    ===========

                                                                    Adjusted
                                        Gross                         Gross                           Net
                                      Carrying                      Carrying      Accumulated      Carrying
UNAMORTIZED INTANGIBLE ASSETS          Amount       Impairment       Amount       Amortization       Value
                                    -------------   -----------   -------------   ------------    -----------
Sonomed                             $     665,000   $         -   $     665,000   $    (63,194)   $   601,806
Vascular                                        -             -               -              -    $         -
Medical/Trek                                    -             -               -              -    $         -
Sonomed EMS                                15,100             -          15,100              -    $    15,100
                                    -------------   -----------   -------------   ------------    -----------
Balance as of December 31, 2003     $     680,100   $         -   $     680,100   $    (63,194)   $   616,906
                                    =============   ===========   =============   ============    ===========

5.       LONG-TERM RECEIVABLE

         Escalon entered into an agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that is due May 2005.

6.       LINE OF CREDIT AND LONG-TERM DEBT

         On December 23, 2002, a privately-held fund (the "lender") acquired the Company's bank debt, which consisted of outstanding term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments, and to alter the covenants of the original bank agreement.

         As of December 31, 2003, the amounts outstanding under the term loan and the line of credit were $4,596,019 and $250,000, respectively. At December 31, 2003, the interest rates applicable to the term loan and line of credit were 5.75% (prime plus 1.75%) and 5.50% (prime plus 1.50%), respectively. The lender's prime rate at December 31, 2003 was 4.00%. The $4,596,019 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees in January 2000 to the prior lender, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

         On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to the amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, a note in the amount of $717,558 payable in 11 quarterly installments that commenced on April 15, 2002, and the Company issued 50,000 shares of its Common Stock to Endologix.

         As of December 31, 2003, the amount outstanding under the Endologix term loan was $260,927. At December 31, 2003, the interest rate applicable to the Endologix term loan was 5.00%.

         The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of December 31, 2003.

Twelve-month period   Lender's       Endologix      Deferred
ending December 31,   Term Loan      Term Loan     Finance Fees       Total
-------------------   -----------   ------------   ------------    -----------
      2004            $ 1,400,000   $    261,000   $    (30,000)   $ 1,631,000
      2005              3,196,000              -              -      3,196,000
      2006                      -              -              -              -
      2007                      -              -              -              -
      2008                      -              -              -              -
                      -----------   ------------   ------------    -----------
                      $ 4,596,000   $    261,000   $    (30,000)   $ 4,827,000
                      ===========   ============   ============    ===========

7. SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

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

         The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

From 8/13/00 to 8/12/01       100%
From 8/13/01 to 8/12/02        82%
From 8/13/02 to 8/12/03        72%
From 8/13/03 to 8/12/04        64%
From 8/13/04 to 8/12/05        45%

         LICENSED TECHNOLOGY

         The material terms of the license of the laser technology are that in exchange for licensing the Company's laser patents, which expire in 2014, the Company will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments.

         The license was dated October 23, 1997 and was amended and restated in October 2000 and expires on the latest of the following events:

         1.       the last to expire of the laser patents;

         2. ten years from the effective date of the amended and restated agreement; or

         3.       the fifth anniversary date of the first commercial sale.

         The material termination provisions of the license of the laser technology are as follows:

         1. the Company has the right to terminate if the licensee default in payment of any royalty;

         2. the Company has the right to terminate if the licensee default in the making of any required report;

         3. the Company has the right to terminate if the licensee make any false report;

         4. the commission of any material breach of any covenant or promise under the license agreement; or

         5. the termination of the license by the licensee after 90 days notice (if the licensee were to terminate, the licensee would not be permitted to utilize the licensed technology necessary to manufacture its current products).

         OTHER REVENUE

         Other revenue includes quarterly payments received from Bausch & Lomb in connection with the sale of the Silicone Oil product line as well as royalty payments received from a privately held entity related to the licensing of the Company's intellectual laser technology. For the three-month periods ended December 31, 2003 and 2002, Silicone Oil revenue totaled $526,000 and $450,000, respectively, and laser technology revenues totaled $88,000 and $67,000, respectively. For the six-month periods ended December 31, 2003 and 2002, Silicone Oil revenue totaled $1,034,000 and $894,000, respectively, and laser technology revenues totaled $150,000 and $119,000, respectively. Accounts receivable at December 31, 2003 and June 30, 2003 related to other revenue was $526,000 and $443,000, respectively.

8.       SEGMENTAL INFORMATION

         During the six-month periods ended December 31, 2003 and 2002, the Company's operations were classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                     THREE-MONTH PERIODS ENDED DECEMBER 31,

                                 Sonomed               Vascular            Medical/Trek             EMI               Total
                              2003       2002       2003       2002       2003      2002      2003      2002      2003       2002
                            -------------------   -------------------   ------------------  ------------------  -------------------
Product revenue             $  1,965   $  1,630   $    729   $    676   $    320  $    305  $    130  $    139  $  3,144   $  2,750
Other revenue                      -          -          -          -        613       518         -         -       613        518
                            -------------------   -------------------   ------------------  ------------------  -------------------
Total revenue                  1,965      1,630        729        676        933       823       130       139     3,757      3,268
                            -------------------   -------------------   ------------------  ------------------  -------------------
Costs and expenses:
Cost of goods sold               698        727        284        293        215       194        53        65     1,250      1,279
Operating expenses               782        731        441        376        250       293        73        62     1,546      1,462
                            -------------------   -------------------   ------------------  ------------------  -------------------
Total costs and expenses       1,480      1,458        725        669        465       487       126       127     2,796      2,741
                            -------------------   -------------------   ------------------  ------------------  -------------------
Income from operations           485        172          4          7        468       336         4        12       961        527
Other income/expenses
Interest income                    -          -          -          -          -         -         -         -         -          -
Interest expense                (104)      (172)        (4)        (7)         -         -         -         -      (108)      (179)
                            -------------------   -------------------   ------------------  ------------------  -------------------
Total other income and
  expenses                      (104)      (172)        (4)        (7)         -         -         -         -      (108)      (179)
                            -------------------   -------------------   ------------------  ------------------  -------------------
Income before taxes              381          -          -          -        468       336         4        12       853        348
Income taxes                       -          -          -          -         32         -         -         -        32          -
                            -------------------   -------------------   ------------------  ------------------  -------------------
Net income (loss)           $    381   $      -   $      -   $      -   $    436  $    336  $      4  $     12  $    821   $    348
                            ===================   ===================   ==================  ==================  ===================
Depreciation/Amortization   $      6   $      4   $     11   $     10   $      4  $     68  $      5  $      6  $     26   $     88
Assets                      $ 12,027   $ 12,198   $  2,211   $  2,256   $  2,113  $  2,071  $    167  $    365  $ 16,518   $ 16,890
Expenditures for
  long-lived assets         $      -   $      -   $      -   $      -   $     21  $      7  $      -  $      -  $     21   $      7

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                      SIX-MONTH PERIODS ENDED DECEMBER 31,

                                 Sonomed               Vascular           Medical/Trek             EMI                 Total
                             2003       2002       2003       2002       2003      2002      2003       2002      2003       2002
                           -------------------   -------------------   ------------------  -------------------  -------------------
Product revenue            $  3,670   $  3,019   $  1,463   $  1,342   $    677  $    650  $    175   $    252  $  5,985   $  5,263
Other revenue                     -          -          -          -      1,184     1,013         -          -     1,184      1,013
                           -------------------   -------------------   ------------------  -------------------  -------------------
Total revenue                 3,670      3,019      1,463      1,342      1,861     1,663       175        252     7,169      6,276
                           -------------------   -------------------   ------------------  -------------------  -------------------
Costs and expenses:
Cost of goods sold            1,379      1,306        580        533        423       411        81        108     2,463      2,358
Operating expenses            1,494      1,357        875        793        456       646       143        144     2,968      2,940
                           -------------------   -------------------   ------------------  -------------------  -------------------
Total costs and expenses      2,873      2,663      1,455      1,326        879     1,057       224        252     5,431      5,298
                           -------------------   -------------------   ------------------  -------------------  -------------------
Income from operations          797        356          8         16        982       606       (49)         -     1,738        978
Other income/expenses:
Interest income                   -          -          -          -          1         1         -          -         1          1
Interest expense               (218)      (356)        (8)       (16)         -         -         -          -      (226)      (372)
                           -------------------   -------------------   ------------------  -------------------  -------------------
Total other income and
  expenses                     (218)      (356)        (8)       (16)         1         1         -          -      (225)      (371)
                           -------------------   -------------------   ------------------  -------------------  -------------------
Income before taxes             579          -          -          -        983       607       (49)         -     1,513        607
Income taxes                      -          -          -          -         69         -         -          -        69          -
                           -------------------   -------------------   ------------------  -------------------  -------------------
Net income (loss)          $    579   $      -   $      -   $      -   $    914  $    607  $    (49)  $      -  $  1,444   $    607
                           ===================   ===================   ==================  ===================  ===================
Depreciation/Amortization  $     12   $      9   $     22   $     20   $     46  $    135  $     11   $     12  $     91   $    176
Assets                     $ 12,027   $ 12,198   $  2,211   $  2,256   $  2,113  $  2,071  $    167   $    365  $ 16,518   $ 16,890
Expenditures for
  long-lived assets        $      -   $      -   $      -   $      -   $     37  $     25  $      -   $      -  $     37   $     25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Form 10-Q quarterly report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will" and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the United States Food and Drug Administration (the "FDA"), the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending itself in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and one therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

     -   CONCENTRATION OF REVENUES

         The Company realized 14.43% and 14.24% of its net revenue during the six-month periods ended December 31, 2003 and 2002, respectively, from Bausch & Lomb's sales of Silicone Oil. Any significant decrease in Silicone Oil revenue received by the Company would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005. See the Notes to Condensed Consolidated financial statements for further information regarding the Silicone Oil revenue from Bausch & Lomb.

     -   FUTURE CAPITAL NEEDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING

         The Company's current term loan with the lender provides for quarterly principal payments, which increase every 12 months, including a $2,450,000 final balloon payment, which is due on September 1, 2005. The Company believes that cash on hand plus cash available from the Company's line of credit will be sufficient to satisfy its working capital, capital expenditures and research and development until the balloon payment is due. The Company may be required to secure additional debt or equity financing in order to satisfy the balloon payment, and the Company cannot be sure that such financing will be available when required on acceptable terms, or at all.

     -   THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET NEW
         PRODUCTS

         The Company generally sells its products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Without timely introductions of new products and enhancements, the Company's products will become technologically obsolete over time, in which case the Company's revenue and operating results would suffer. The success of the Company's new product offerings will depend on several factors, including the Company's ability to: (i) properly identify customer needs, (ii) innovate and develop new technologies, services and applications, (iii) successfully commercialize new technologies in a timely manner, (iv) manufacture and deliver its products in sufficient volumes on time,
(v) differentiate the Company's offerings from its competitors' offerings, (vi) price the Company's products competitively, and (vii) anticipate competitors' announcements of new products, services or technological innovations.

     - ECONOMIC AND REGULATORY CONDITIONS AND THE COMPETITIVE NATURE OF THE INDUSTRIES IN WHICH THE COMPANY COMPETES

         Changes in the economic climate or the competitive status of the markets in which the Company operates could result in a decline in revenue. Under such circumstances, the Company cannot assure you that it will be able to reduce expenditures quickly enough to maintain profitability and service the Company's current debt. In addition, there is a risk that cost-cutting initiatives will impair the Company's ability to effectively develop and market products and remain competitive in the industries in which the Company competes. These measures could have long-term effects on the Company's business by decreasing or slowing improvements in the Company's products, making it more difficult to respond to customers, limiting the Company's ability to increase production quickly and limiting the Company's ability to hire and retain key personnel. These circumstances could cause the Company's earnings to be lower than they otherwise might be.

         The Company could be affected by trends toward managed-care, health-care cost containment and other changes in government and private sector initiatives, in the United States and other countries in which the Company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies. Changes in governmental laws, regulations and accounting standards and the enforcement thereof and agency or government actions or investigations involving the industry in general or the Company in particular may be adverse to the Company.

     -   INTERNATIONAL BUSINESS ACTIVITY

         The Company derives a portion of its revenues from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could affect the Company's business in these countries and the Company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness) both in the United States and other countries in which the Company conducts business could affect the Company's results of operations.

     -   DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends partly on the continued service of the Company's research and engineering, sales, marketing, manufacturing, executive and administrative personnel. If Escalon fails to hire and retain a sufficient number of these personnel, the Company will not be able to maintain or expand its business.

     - THE COMPANY'S ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES MAY RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

         In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

     - THE OUTCOME OF LITIGATION MATTERS AND UNCERTAIN PROTECTION OF PATENTED AND PROPRIETARY INFORMATION

         Increased public interest in recent years in product liability claims in the medical device industry could affect the Company should it become directly involved in such lawsuits. Recent events have also made the investing public particularly sensitive to listed companies' reporting practices and accounting policies in general. Additionally, the Company may find it necessary to enforce its legal rights with respect to patented and proprietary information. The outcome of any of these potential legal matters and the resulting financial impact they may have on the Company cannot be foreseen.

     - VOLATILITY OF STOCK PRICE AND THE ABILITY OF THE COMPANY TO MAINTAIN ITS LISTING ON NASDAQ SMALLCAP MARKET

         The public stock markets have experienced significant volatility in stock prices in recent years, which could cause the Company's stock price to experience severe price changes that are unrelated or disproportionate to the operating performance of the Company. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company's business and operating results.

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

     -   IMPACT OF TERRORISM OR ACTS OF WAR

         Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

EXECUTIVE OVERVIEW - SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

     The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors affecting Company performance and financial condition.

     - Product revenue, up 14% from last year, is benefiting from increased domestic demand for the Company's pachymeter product as well as increased market penetration in Europe.

     - Other revenue, up 17% from last year, is received primarily from Bausch & Lomb in connection with the Silicone Oil product line. The contract for this revenue ends in August 2005.

     - Cost of goods sold as a percentage of revenue decreased to 34% from 38% primarily due to product mix, an increase in other revenue that has no associated costs and increased productivity.

     - Operating expenses increased by less than 1% as the Company continued to benefit from the reduction of certain administrative costs while, at the same time, investing in product development and strengthening of the Company's sales channels domestically and overseas.

     -   Interest expense decreased by 39% primarily due to reduced debt levels.

     - Included in the Company's term debt is a $2,450,000 balloon payment that is due on September 1, 2005.

COMPANY OVERVIEW

         The following discussions should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q.

         Escalon Medical Corp. was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. The Company's present name was adopted in August 1996. The Company reincorporated in Delaware in 1999, and then reincorporated in Pennsylvania in November 2001. The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as labeling and marketing.

         In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, the Company changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser properties to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

         To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with Megavision, Inc. ("Megavision"), a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced direct operations within its EMI business unit on January 1, 2002.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS 142, discussed further in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

         REVENUE RECOGNITION

         The Company's standard arrangement for the Company's domestic and international customers includes a signed purchase order or contract and no right of return of delivered products without the consent of the Company. Revenue from sales of product is recognized when:

     -   The Company enters into a legally binding arrangement with a buyer;

     -   The Company delivers the products;

     - Buyer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and

     -   Collection is probable.

         The Company assesses collectibility based on the creditworthiness of the buyer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

         VALUATION OF INTANGIBLE ASSETS

         The Company periodically evaluates its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible assets may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial statements if and when an impairment charge is recorded.

         DEFERRED TAXES

         The deferred tax valuation allowance is based on the Company's assessment of the realizability of the Company's deferred tax assets on an ongoing basis and may be adjusted from time to time as necessary. In determining the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives and strategies. Should the Company determine that it is more likely than not that it will realize certain of the Company's deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. On the contrary, if the Company determines that it would not be able to realize the Company's recorded deferred tax asset, an adjustment to increase its valuation allowance would be charged to the results of operations in the period such conclusion was made. Such charge could have an adverse effect on the Company's provision for income taxes included in the Company's results of operations.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

         The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three and six-month periods ended December 31, 2003 and 2002.

                          Three-Month Periods                Six-Month Periods
                           Ended December 31,                Ended December 31,
                    -----------------------------       -----------------------------
                      2003      2002     % Change         2003      2002     % Change
                    -------    -------   --------       -------    -------   --------
Product revenue:
Sonomed             $ 1,965    $ 1,629     20.63%       $ 3,670    $ 3,019     21.56%
Vascular                729        675      8.00%         1,463      1,342      9.02%
Medical/Trek            320        306      4.58%           677        650      4.15%
EMI                     130        139     -6.47%           175        252    -30.56%
                    -------    -------     -----        -------    -------    ------
                    $ 3,144    $ 2,749     14.37%       $ 5,985    $ 5,263     13.72%
                    =======    =======     =====        =======    =======    ======

         Product revenues increased $395,000, or 14.37%, to $3,144,000 for the three-month period ended December 31, 2003 as compared to $2,749,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $336,000, or 20.63%, to $1,965,000. The increase is attributed to a $165,000 increase in the domestic market, a $107,000 increase in Europe, a $56,000 increase in Latin America and a $49,000 increase in the Middle East offset by a $42,000 decrease in Asia and the Pacific Rim. The increase in the domestic market primarily relates to increased demand for the Company's pachymeter product. The domestic market for pachymeters has expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. The increase in Europe is a result of increased coverage in the region through distributors. The increase in Latin America is a result of recovering economies in South American countries. Product revenue in the Vascular business unit increased $54,000, or 8.00%, to $729,000. The increase relates primarily to increased usage in the domestic marketplace. Product revenue in the Medical/Trek business unit increased $14,000, or 4.58%, to $320,000. Product revenue in the EMI business unit decreased $9,000, or 6.47%, to $130,000.

         Product revenues increased $722,000, or 13.72%, to $5,985,000 for the six-month period ended December 31, 2003 as compared to $5,263,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $651,000, or 21.56%, to $3,670,000. The increase is attributed to a $509,000 increase in the domestic market, a $173,000 increase in the Europe, a $65,000 increase in the Middle East and a $61,000 increase in Latin America offset by a $153,000 decrease in Asia. The increase in the domestic market primarily relates to increased demand for the Company's pachymeter product. The domestic market for pachymeters has expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. The increase in Europe is a result of increased coverage in the region through distributors. The increase in Latin America is a result of recovering economies in South American countries. Product revenue in the Vascular business unit increased $121,000, or 9.02%, to $1,463,000. The increase relates primarily to increased usage in the domestic marketplace. Product revenue in the Medical/Trek business unit increased $27,000, or 4.15%, to $677,000. Product revenue in the EMI business unit decreased $77,000, or 30.56%, to $175,000.

           Other revenue, which is included in the Medical/Trek business unit, increased $96,000, or 18.53%, to $614,000 for the three-month period ended December 31, 2003 as compared to $518,000 for the same period in the prior fiscal year. The increase primarily relates to a $75,000 increase in revenue received from Bausch & Lomb in connection with sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the three-month period ended December 31, 2003, the step-down caused a $66,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $141,000 increase in Silicone Oil revenue is due to increased market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb. The remaining $21,000 increase in other revenue relates to royalty payments from a privately held entity related to the licensing of the Company's intellectual laser technology.

           Other revenue, which is included in the Medical/Trek business unit, increased $171,000, or 16.88%, to $1,184,000 for the six-month period ended December 31, 2003 as compared to $1,013,000 for the same period in the prior fiscal year. The increase primarily relates to a $141,000 increase in revenue received from Bausch & Lomb in connection with sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the six-month period ended December 31, 2003, the step-down caused a $129,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $269,000 increase in Silicone Oil revenue is due to increased market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb. The remaining $31,000 increase in other revenue relates to royalty payments from a privately held entity related to the licensing of the Company's intellectual laser technology.

           The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three and six-month periods ended December 31, 2003 and 2002.

                                 Three-Month Periods                                  Six-Month Periods
                                  Ended December 31,                                  Ended December 31,
                  ----------------------------------------------------------------------------------------------------
Cost of goods      2003                             2002               2003                              2002
  sold:           -------------------       -------------------       -------------------      -----------------------
                  Dollars         %         Dollars         %         Dollars         %        Dollars             %
Sonomed           $  700        35.61%      $  726        44.57%      $1,378        37.55%      $1,306          43.26%
Vascular             284        38.96%         293        43.41%         580        39.64%         533          39.72%
Medical/Trek         213        66.56%         194        63.40%         423        62.48%         411          63.23%
EMI                   53        40.77%          66        47.48%          81        46.29%         108          42.86%
                  ------        -----       ------        -----       ------        -----       ------          -----
                  $1,250        39.75%      $1,279        46.53%      $2,462        41.14%      $2,358          44.80%
                  ======        =====       ======        =====       ======        =====       ======          =====

           Cost of goods sold totaled $1,250,000, or 39.75% of product revenue, for the three-month period ended December 31, 2003 as compared to $1,279,000, or 46.53% of product revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $700,000, or 35.61% of product revenue, for the three-month period ended December 31, 2003 as compared to $726,000, or 44.57% of product revenue for the same period last fiscal year. Sonomed experienced a significant change in product mix, due to the increase in sales of the pachymeter product, which has higher margins than much of the remainder of the product line. Sonomed also significantly increased its units of production to meet the increased demand for its pachymeter product. The Company leveraged this increased production in conjunction with the fact that the labor and overhead component of manufacturing, for the most part, remained fixed, subsequently driving down per unit costs associated with labor and overhead. Cost of goods sold in the Vascular business unit totaled $284,000, or 38.96% of product revenue, for the three-month period ended December 31, 2003 as compared to $293,000, or 43.41% of product revenue for the same period last fiscal year. Vascular's margins were positively affected by higher sales price per unit across its product line. Cost of goods sold in the Medical/Trek business unit totaled $213,000, or 66.56% of product revenue, for the three-month period ended December 31, 2003, as compared to $194,000, or 63.40% of product revenue for the same period last fiscal year. Medical/Trek's margins were negatively impacted by higher material costs. Cost of goods sold in the EMI business unit totaled $53,000, or 40.77% of product revenue, for the three-month period ended December 31, 2003 as compared to $66,000, or 47.48% of product revenue, for the same period last fiscal year.

           Cost of goods sold totaled $2,462,000, or 41.14% of product revenue, for the six-month period ended December 31, 2002 as compared to $2,358,000, or 44.80% of product revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $1,378,000, or 37.55% of product revenue, for the six-month period ended December 31, 2003 as compared to $1,306,000, or 43.26% of product revenue for the same period last fiscal year. Sonomed experienced a significant change in product mix, due to the increase in sales of the pachymeter product, which has higher margins than much of the remainder of the product line. Sonomed also significantly increased its units of production to meet the increased demand for its pachymeter product. The Company leveraged this increased production in conjunction with the fact that the labor and overhead component of manufacturing, for the most part, remained fixed, subsequently driving down per unit costs associated with labor and overhead. Cost of goods sold in the Vascular business unit totaled $580,000, or 39.64% of product revenue, for the six-month period ended December 31, 2003, as compared to $533,000, or 39.72% of product revenue, for the same period last fiscal year. Vascular's margins were positively affected by higher sales price per unit across its product line. Cost of goods sold in the Medical/Trek business unit totaled $423,000, or 62.48% of product revenue, for the six-month period ended December 31, 2003, as compared to $411,000, or 63.23% of product revenue, for the same period last fiscal year. Medical/Trek's margins have increased due to a change in product mix toward product with higher margins. Cost of goods sold in the EMI business unit totaled $81,000, or 46.29% of product revenue, as compared to $108,000, or 42.86% of product revenue, for the same period last fiscal year.

           The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three and six-month periods ended December 31, 2003 and 2002.

                                      Three-Month Periods                 Six-Month Periods
                                       Ended December 31,                 Ended December 31,
                               -------------------------------------------------------------------
                                2003        2002      % Change       2003        2002     % Change
                                ----        ----      --------       ----        ----     --------
Marketing, general and
 administrative expenses:

Sonomed                        $  306      $  382      -19.90%      $  564      $  735     -23.27%

Vascular                          340         286       18.88%         654         568      15.14%

Medical/Trek                      602         548        9.85%       1,174       1,119       4.92%

EMI                                74          62       19.35%         143         144      -0.69%
                               ------      ------        ----       ------      ------       ----
                               $1,322      $1,278        3.44%      $2,535      $2,566      -1.21%
                               ======      ======        ====       ======      ======       ====

           Marketing, general and administrative expenses increased $44,000, or 3.44%, for the three-month period ended December 31, 2003 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $76,000, or 19.90%, to $306,000. Salaries and other personnel-related expenses decreased $97,000, primarily the result of reduced headcount, and commissions expense decreased $31,000 as a result of changes in the commission structure with an international distributor. Offsetting these decreases was an increase in consulting expense of $53,000, as a result of the Company's marketing efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $54,000, or 18.88%, to $340,000. Salaries and other personnel-related expenses increased $41,000, primarily the result of increases in headcount. Sales and marketing travel-related expenses also increased by $19,000. In the Medical/Trek business unit, marketing, general and administrative expenses increased $54,000, or 9.85%, to $602,000. Accrued compensation increased $30,000. Legal expenses increased by $20,000 in part due to costs associated with standard filings with the SEC for compliance purposes. In the EMI business unit, marketing, general and administrative expenses increased $12,000, or 19.35%, to $74,000. Sales meeting expenses increased $7,000.

           Marketing, general and administrative expenses decreased $31,000, or 1.21%, for the six-month period ended December 31, 2003 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expense decreased $171,000, or 23.27%, to $564,000. Salaries and other personnel-related expenses decreased $212,000, primarily the result of reduced headcount, and commissions expenses decreased $35,000 as a result of changes in the commission structure with an international distributor. Offsetting these decreases was an increase in consulting expense of $80,000, which increased as a result of the Company's marketing efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $86,000, or 15.14%, to $654,000. Salaries and other personnel-related expenses increased $66,000, primarily the result of increases in headcount. Sales and marketing travel-related expenses increased by $32,000. In the Medical/Trek business unit, marketing, general and administrative expenses increased $55,000, or 4.92%, to $1,174,000. Accrued compensation increased $78,000. Accounting expenses increased $29,000 in part due to costs associated with standard filings with the SEC for compliance purposes. Insurance expense decreased $19,000. The decrease primarily relates to an audit of premiums conducted in the first quarter of last fiscal year conducted by the Company's insurer, during which they discovered that they undercharged premiums by $22,000. The undercharge was corrected in the first quarter of fiscal 2003. Consulting expenses decreased by $12,000. The Company incurred expenses in the year ago period that related to the Company's search for alternate debt financing. In the EMI business unit, marketing, general and administrative expenses remained largely unchanged at $143,000.

           Research and development expenses increased $42,000, or 22.83%, to $226,000, for the three-month period ended December 31, 2003 as compared to the same period last fiscal year. The increase relates primarily to consulting expenses incurred in connection with product development. The Company redesigns its products as technology changes to remain competitive in the marketplace.

           Research and development expenses increased $59,000, or 15.78%, to $433,000, for the six-month period ended December 31, 2003 as compared to the same period last fiscal year. The increase relates primarily to consulting expenses incurred in connection with product development. The Company redesigns its products as technology changes to remain competitive in the marketplace.

           Interest income decreased $500 and $500 for the three and six-month periods ended December 31, 2003 as compared to the same periods last fiscal year, respectively.

           Interest expense decreased $72,000 and $146,000 for the three and six-month periods ended December 31, 2003 as compared to the same periods last fiscal year, respectively, due to reduced total debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal source of liquidity is net cash provided by operating activities. Changes in the Company's overall liquidity and capital resources from continuing operations during fiscal 2004 are reflected in the following table:

                                          December 31,     June 30,
(Dollars are in thousands)                    2003           2003
                                          -----------      --------
Current Assets                              $ 4,466         $ 4,759
Less: Current Liabilities                     2,879           3,870
                                            -------         -------
Working Capital                             $ 1,587         $   889
Current Ratio                                 1.6:1           1.2:1

-------------------------------------------------------------------

Notes Payable and Current Maturities        $ 1,881         $ 2,485
Long-Term Debt                                3,196           4,080
                                            -------         -------
Total Debt                                  $ 5,077         $ 6,565
Total Equity                                 10,443           8,939
                                            -------         -------
Total Capital                               $15,520         $15,504
Total Debt to Total Capital                   32.71%          42.34%

           WORKING CAPITAL POSITION

           Working capital increased 78.52% as of December 31, 2003 and the current ratio increased to 1.6:1 when compared with June 30, 2003. Current assets decreased by $293,000 primarily due to a decrease in accounts receivable of $326,000 while current liabilities decreased by $991,000 due to several offsetting factors.

           The $326,000 decrease in accounts receivable was due in part to decreased sales in the second quarter of fiscal 2004 versus the fourth quarter of fiscal 2003 in the Company's Medical/Trek business unit as well as the collection of a substantial amount of aged receivables in the Company's EMI business unit.

           Offsetting the decrease in current assets was a $991,000 decrease in current liabilities. This net decrease was the result of several offsetting changes that included the following:

     - A $725,000 decrease in the Company's outstanding line of credit as the Company used cash from operations to pay down its debt.

     - A $209,000 decrease in accrued compensation primarily due to the pay-out of fiscal year end bonuses during the first quarter of fiscal 2004.

     -     A $180,000 decrease in accounts payable.

     - A $121,000 increase in current portion of long-term debt primarily due to the step-up of principal payments due on the Company's term debt.

           CASH FLOWS FROM OPERATING ACTIVITIES

           Net cash provided by operating activities increased $705,000, to $1,611,000, for the six-month period ended December 31, 2003, when compared to the same period last fiscal year. Apart from year-over-year increased net profitability of $837,000 of the Company, the following are the primary offsetting factors affecting the increase in net cash provided by operating activities:

     - Revenue in the Company's Medical/Trek business unit during the second quarter of fiscal 2004 was lower than revenue during the fourth quarter of fiscal 2003 having the effect of significantly reducing accounts receivable in that business unit. The Company also collected a substantial amount of aged receivables in its EMI business unit during the first quarter of fiscal 2004.

     - Reductions in the build-up of inventory as compared to fiscal 2003 when the Company increased overall inventory levels to be more quickly responsive to customer orders.

     - Offsetting the above were reductions in accrued compensation and accounts payable primarily due to the payout of fiscal year end bonuses during the first quarter of fiscal 2004.

           CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

           Cash flows from investing activities related solely to the purchase of fixed assets for the six-month periods ended December 31, 2003 and 2002, and remained largely unchanged. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels not to be indicative of capital expenditures in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

           Cash flows used in financing activities increased $645,000, to $1,450,000, for the six-month period ended December 31, 2003, when compared to the same period last fiscal year. Cash flows from financing activities primarily relate to repayments of the Company's term debt and line of credit, and to a lesser extent, proceeds from the issuance of Common Stock from the exercise of stock options. The Company paid down its line of credit by $725,000 during the six-month period ended December 31, 2003, whereas, the Company drew $225,000 from its line of credit during the same period last fiscal year. During the six-month period ended December 31, 2003, the Company paid down its term debt by $784,000 as compared to $1,030,000 during the same period last fiscal year. This reduction relates to a reduction in required principal payments that resulted from the Company's renegotiating its debt in February 2003. The Company utilized cash from operations to pay down its term loans and line of credit. Proceeds from the issuance of Common Stock reflect the exercising of Company stock options by various individuals during the second quarter of fiscal 2004.

           Management believes that the current rate of cash generated from operations, cash on hand and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development costs until the balloon payment under its term loan is due on September 1, 2005. The Company may be required to secure alternative debt or equity financing in order to satisfy the balloon payment, and the Company cannot assure that such financing will be available when required on acceptable terms. Additionally, the Company relies on the Silicone Oil revenue received from Bausch & Lomb, which is expected to continue in varying amounts through fiscal 2005. Silicone Oil revenues are based on sales of the product line by Bausch & Lomb multiplied by a contractual factor that reduces on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the Bausch & Lomb contract, any such decrease would have a significant impact on the Company's consolidated financial position, results of operations and cash flows. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

           DEBT HISTORY

           On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments and extend the term of the repayments, and to alter the covenants of the original bank agreement.

           As of December 31, 2003, the amounts outstanding under the term loan and the line of credit were $4,596,019 and $250,000, respectively. At December 31, 2003, the interest rates applicable to the term loan and the line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at December 31, 2003 was 4.00%. The $4,596,019 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

           On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the term of payment of the royalties. Pursuant to the amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, and an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002, and the Company issued 50,000 shares of its Common Stock to Endologix.

           As of December 31, 2003, the amount outstanding under the Endologix term loan was $261,000. At December 31, 2003, the interest rate applicable to the Endologix term loan was 5.00%.

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

     -     Two market makers; and

     -     Compliance with corporate governance standards

           As of December 31, 2003, the Company complied with these requirements. If the Company's securities were delisted, a shareholder would find it more difficult to trade in the Company's securities, or obtain accurate quotations as to the market value of the Company's securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

           The table below provides information about the Company's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based on the prime rate at December 31, 2003 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note. See the Notes to Condensed Consolidated financial statements for further information regarding the Endologix note.

                                                  Long-term debt classified as current as of December 31,
                             ------------------------------------------------------------------------------------------
                                 2003                2004                2005             Thereafter          Total
                             ------------------------------------------------------------------------------------------
Term loan                    $ 1,400,000          $ 3,196,000         $         -        $         -        $ 4,596,000
  Interest rate                     5.75%                5.75%
Line of credit                   250,000                    -                   -                  -            250,000
  Interest rate                     5.50%
Endologix note                   261,000                    -                   -                  -            261,000
  Interest rate                     5.00%
Deferred finance fees            (30,000)                   -                   -                  -            (30,000)
                             -----------          -----------         -----------        -----------        -----------
Total                        $ 1,881,000          $ 3,196,000         $         -        $         -        $ 5,077,000
                             ===========          ===========         ===========        ===========        ===========

EXCHANGE RATE RISK

           During the three and six-month periods ended December 31, 2003 and 2002, approximately 17.72% and 16.67%, respectively, of the Company's consolidated net revenue was derived from international sales. The price of all product sold overseas is denominated in United States Dollars and consequently the Company incurs no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2003, the majority of which are transacted in Euros. These expenses were $35,509 and $48,913 for the three and six-month periods ended December 31, 2003, respectively, and were $24,602 and $24,602 for the three and six-month periods ended December 31, 2002, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. These expenses were $8,897 for the three-month period ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

           (a)       Evaluation of Disclosure Controls and Procedures

                     The Company's management, with the participation of the Company's Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Senior Vice President of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under that Exchange Act.

           (b)       Internal Control Over Financial Reporting

                     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's second fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of Shareholders was held on November 11, 2003. The following matters were acted upon:

           1. The following persons were elected as directors of the Company for the next three years until their successors are elected and qualified.

Nominees for Director       For                 Against       Abstain
---------------------       ---                 -------       -------
William L. G. Kwan        3,008,863                0          105,448
Anthony J. Coppola        3,008,863                0          105,448

           2. The shareholders approved an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares available under the Plan from 835,000 to 1,035,000 shares of common stock.

  For                Against             Abstain
  ---                -------             -------
508,268              204,401             8,000

           3. The shareholders ratified the appointment of Parente Randolph, LLC as the Company's independent auditors for the fiscal year 2004.

   For         Against               Abstain
   ---         -------               -------
3,106,833        500                  6,978

           Broker non-votes had no effect on the above proposals because they were not represented votes cast at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.                             Exhibit
         -----------                             -------
(a)        10.29               Registrant's Amended and Restated 1999
                               Equity Incentive Plan

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

(b) Reports on Form 8-K

           None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date: February 11, 2004                       By:   /s/  Richard J. DePiano
                                                    -----------------------
                                                    Richard J. DePiano
                                                    Chairman and Chief
                                                    Executive Officer

Date: February 11, 2004                       By:   /s/  Harry M. Rimmer
                                                    --------------------
                                                    Harry M. Rimmer
                                                    Senior Vice President -
                                                    Finance