Form 10-Q
period 2004-03-31
ESCALON MEDICAL CORP
filed 2004-05-17
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

( ) Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from ........ to ........

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

      At May 14, 2004, 5,015,872 shares of Common Stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
Part I.           Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                  and June 30, 2003                                                                                     3

                  Condensed Consolidated Statements of Operations for the three- and nine-
                  month periods ended March 31, 2004 and 2003 (Unaudited)                                               4

                  Condensed Consolidated Statements of Cash Flows for the nine-month
                  periods ended March 31, 2004 and 2003 (Unaudited)                                                     5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                        17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           33

         Item 4.  Controls and Procedures                                                                              33

Part II.          Other Information

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                     34

         Item 5.  Other Information                                                                                    34

         Item 6.  Exhibits and Reports on Form 8-K                                                                     35

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,          June 30,
                                                                                                2004               2003
                                                                                            ------------       ------------
                                                                                             (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 12,916,378       $    298,390
  Accounts receivable, net                                                                     2,025,453          2,364,370
  Inventory, net                                                                               1,868,625          1,785,480
  Other current assets                                                                           223,174            310,420
                                                                                            ------------       ------------
    Total current assets                                                                      17,033,630          4,758,660
                                                                                            ------------       ------------
Long-term note receivable                                                                        150,000            150,000
Furniture and equipment, net                                                                     424,289            516,686
Goodwill                                                                                      10,591,795         10,591,795
Trademarks and trade names, net                                                                  616,906            616,906
License and distribution rights, net                                                                   -             13,138
Patents, net                                                                                     174,760            182,811
Other assets                                                                                      67,955             60,235
                                                                                            ------------       ------------
  Total assets                                                                              $ 29,059,335       $ 16,890,231
                                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                            $    250,000       $    975,000
  Current portion of long-term debt                                                            1,626,623          1,510,344
  Accounts payable                                                                               430,404            454,711
  Accrued compensation                                                                           693,281            708,231
  Other current liabilities                                                                      319,671            222,036
                                                                                            ------------       ------------
    Total current liabilities                                                                  3,319,979          3,870,322
Long-term debt, net of current portion                                                         2,796,019          4,080,461
                                                                                            ------------       ------------
    Total liabilities                                                                          6,115,998          7,950,783
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued                     -                  -
  Common stock, $0.001 par value; 35,000,000 shares authorized; 5,015,872 and
    3,365,359 shares issued and outstanding at March 31, 2004 and June 30, 2003,
    respectively                                                                                   5,016              3,365
  Common stock warrants                                                                        1,601,346                  -
  Additional paid-in capital                                                                  56,480,012         46,262,411
  Accumulated deficit                                                                        (35,143,037)       (37,326,328)
                                                                                            ------------       ------------
    Total shareholders' equity                                                                22,943,337          8,939,448
                                                                                            ------------       ------------
Total liabilities and shareholders' equity                                                  $ 29,059,335       $ 16,890,231
                                                                                            ============       ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                   Nine Months Ended
                                                                      March 31,                            March 31,
                                                               2004               2003               2004             2003
                                                           ------------       ------------       ------------     ------------
Product revenue                                            $  3,019,536       $  2,776,415       $  9,004,696     $  8,039,301
Other revenue                                                   593,242            610,477          1,777,649        1,623,107
                                                           ------------       ------------       ------------     ------------
Revenues, net                                                 3,612,778          3,386,892         10,782,345        9,662,408
                                                           ------------       ------------       ------------     ------------
Costs and expenses:
  Cost of goods sold                                          1,364,600          1,178,377          3,827,059        3,536,340
  Research and development                                      167,123            204,283            600,245          578,337
  Marketing, general and administrative                       1,254,516          1,220,007          3,789,801        3,786,148
  Write-down of Povidone Iodine license and
    distribution rights                                               -            195,950                  -          195,950
                                                           ------------       ------------       ------------     ------------
    Total costs and expenses                                  2,786,239          2,798,617          8,217,105        8,096,775
                                                           ------------       ------------       ------------     ------------
Income from operations                                          826,539            588,275          2,565,240        1,565,633
                                                           ------------       ------------       ------------     ------------
Other income and expenses:
  Interest income                                                 9,356                609             10,317            2,087
  Interest expense                                              (93,794)          (133,750)          (320,233)        (505,757)
                                                           ------------       ------------       ------------     ------------
    Total other income and expenses                             (84,438)          (133,141)          (309,916)        (503,670)
                                                           ------------       ------------       ------------     ------------
Income before income taxes                                      742,101            455,134          2,255,324        1,061,963
Income taxes                                                      2,927                  -             72,033                -
                                                           ------------       ------------       ------------     ------------
Net income                                                 $    739,174       $    455,134       $  2,183,291     $  1,061,963
                                                           ============       ============       ============     ============
Basic net income per share                                 $      0.192       $      0.136       $      0.619     $      0.316
                                                           ============       ============       ============     ============
Diluted net income per share                               $      0.172       $      0.133       $      0.564     $      0.309
                                                           ============       ============       ============     ============
  Weighted average shares - basic                             3,839,937          3,355,851          3,524,603        3,355,851
                                                           ============       ============       ============     ============
  Weighted average shares - diluted                           4,286,761          3,420,474          3,869,901        3,441,180
                                                           ============       ============       ============     ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                       March 31,
                                                                                                2004               2003
                                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  2,183,291          1,061,963
Adjustments to reconcile net income to net cash
  provided by in operating activities:
    Depreciation and amortization                                                                186,745            245,765
    Write-down of license and distribution rights                                                      -            195,950
    Disposal of furniture and equipment                                                                -                927
    Change in operating assets and liabilities:
      Accounts receivable, net                                                                   338,917           (249,991)
      Inventory, net                                                                             (83,145)          (224,485)
      Other current and long-term assets                                                          79,525            227,608
      Accounts payable, accrued and other liabilities                                             58,379            (10,621)
                                                                                            ------------       ------------
        Net cash provided by operating activities                                              2,763,712          1,247,116
                                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                       (41,647)           (64,609)
                                                                                            ------------       ------------
        Net cash used in investing activities                                                    (41,647)           (64,609)
                                                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                                       153,981            650,000
  Line of credit repayment                                                                      (878,981)          (525,000)
  Principal payments on term loans                                                            (1,199,675)        (1,395,699)
  Issuance of common stock - private placement                                                 9,834,485                  -
  Issuance of common stock - stock options                                                     1,986,113                  -
                                                                                            ------------       ------------
        Net cash provided by (used in) financing activities                                    9,895,923         (1,270,699)
                                                                                            ------------       ------------
        Net increase (decrease) in cash and cash equivalents                                  12,617,988            (88,192)
Cash and cash equivalents, beginning of period                                                   298,390            220,826
                                                                                            ------------       ------------
Cash and cash equivalents, end of period                                                    $ 12,916,378       $    132,634
                                                                                            ============       ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                                               $    251,309       $    500,127
                                                                                            ============       ============
Issuance of Common Stock for EMS trade name                                                 $          -       $     15,100
                                                                                            ============       ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                            Common Stock                Common         Additional                          Total
                                      --------------------------         Stock           Paid-in        Accumulated    Shareholders'
                                        Shares         Amount          Warrants          Capital          Deficit         Equity
                                      ---------     ------------     ------------     ------------     ------------    ------------
Balance at June 30, 2003              3,365,359     $      3,365                -     $ 46,262,411     $(37,326,328)   $  8,939,448

Private placement offering              800,000              800        1,601,346        8,232,339                -       9,834,485
Exercise of stock options               855,162              855                -        2,015,617                -       2,016,472
Treasury stock retirement                (4,649)              (4)               -          (30,355)               -         (30,359)
Net income                                    -                -                -                -        2,183,291       2,183,291
                                      ---------     ------------     ------------     ------------     ------------    ------------
Balance at March 31, 2004             5,015,872     $      5,016     $  1,601,346     $ 56,480,012     $(35,143,037)   $ 22,943,337
                                      =========     ============     ============     ============     ============    ============

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

            The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

2.          SIGNIFICANT ACCOUNTING POLICIES

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

            The Company's considerations for recognizing revenue upon shipment of products to a distributor are based on the following:

      - Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have an immediate right of return.

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

            With respect to additional consideration related to the sale of Silicone Oil by Bausch & Lomb and the licensing of the Company's intellectual laser technology, revenue is recognized upon notification from the other parties of amount earned or upon receipt of royalty payments.

            SHIPPING AND HANDLING REVENUES AND COSTS

            Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

            INVENTORIES

            Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market.

            ACCOUNTS RECEIVABLE

            Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical losses and upon periodic review of individual balances. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $120,805 and $261,351 at March 31, 2004 and June 30, 2003, respectively.

            FURNITURE AND EQUIPMENT

            Furniture and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the economic useful life of the related assets, which are estimated to be over three to ten years. Depreciation for the three-month periods ended March 31, 2004 and 2003 was $43,255 and $46,223, respectively. Depreciation for the nine-month periods ended March 31, 2004 and 2003 was $134,044 and $138,765, respectively.

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

                                        Three-Month Period Ended             Nine-Month Period Ended
                                                March 31,                            March 31,
                                         2004               2003               2004             2003
                                     ------------       ------------       ------------     ------------
Net Income, as reported              $    739,174       $    455,134       $  2,183,291     $  1,061,963
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                             (48,440)           (18,103)          (359,097)         (97,083)
                                     ------------       ------------       ------------     ------------
Pro forma net income                 $    690,734       $    437,031       $  1,824,194     $    964,880
                                     ============       ============       ============     ============
Earnings per share:

  Basic - as reported                $      0.192       $      0.136       $      0.619     $      0.316
                                     ============       ============       ============     ============
  Basic - pro forma                  $      0.180       $      0.130       $      0.518     $      0.288
                                     ============       ============       ============     ============
  Diluted - as reported              $      0.172       $      0.133       $      0.564     $      0.309
                                     ============       ============       ============     ============
  Diluted - pro forma                $      0.161       $      0.128       $      0.471     $      0.280
                                     ============       ============       ============     ============

            The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The commonly accepted method of valuing these options is the Black-Sholes option valuation model that requires assumptions for the expected holding period and the expected volatility. The Company does not have a reliable history of employee stock options being exercised and consequently cannot estimate the expected holding period. For the sake of this valuation, the expected holding period is assumed to be the life of the stock option as defined in the stock option plan (10 years). The volatility assumption is based on the volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historical volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its options.

            RESEARCH AND DEVELOPMENT

            All research and development costs are charged to operations as incurred.

            ADVERTISING COSTS

            Advertising costs are charged to operations as incurred. Advertising expense for the three-month periods ended March 31, 2004 and 2003 was $1,926 and $5,733, respectively. Advertising expense for the nine-month periods ended March 31, 2004 and 2003 was $16,686 and $19,197, respectively.

            EARNINGS PER SHARE

            The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table set forth the computation of basic and diluted earnings per share:

                                                                Three-Month Periods                   Nine-Month Periods
                                                                   Ended March 31,                     Ended December 31,
                                                               2004               2003               2004             2003
                                                           ------------       ------------       ------------     ------------
Numerator:
  Numerator for basic and diluted earnings per share:
  Net income                                               $    739,174       $    455,134       $  2,183,291     $  1,061,963
                                                           ------------       ------------       ------------     ------------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                           3,839,937          3,355,851          3,524,603        3,355,851
  Effect of dilutive securities:
    Stock options and warrants                                  446,824             64,623            345,298           85,329
                                                           ------------       ------------       ------------     ------------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                                        4,286,761          3,420,474          3,869,901        3,441,180
                                                           ------------       ------------       ------------     ------------
Basic earnings per share                                   $      0.192       $      0.136       $      0.619     $      0.316
                                                           ============       ============       ============     ============
Diluted earnings per share                                 $      0.172       $      0.133       $      0.564     $      0.309
                                                           ============       ============       ============     ============

            INCOME TAXES

            The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates, should a change occur, is recognized in income in the period that include the enactment date.

3.          INVENTORIES

            Inventories, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                       March 31,          June 30,
                                         2004               2003
                                     ------------       ------------
Raw materials/Work in process        $  1,493,472       $  1,374,184
Finished goods                            439,048            475,316
                                     ------------       ------------
                                        1,932,520          1,849,500
Valuation allowance                       (63,895)           (64,020)
                                     ------------       ------------

  Total inventory                    $  1,868,625       $  1,785,480
                                     ============       ============

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

            Accumulated amortization of license and distribution rights was $180,182 and $167,044 at March 31, 2004 and June 30, 2003, respectively.
Amortization expense for the three-month periods ended March 31, 2004 and 2003 was $1,877 and $10,756, respectively. Amortization expense for the nine-month periods ended March 31, 2004 and 2003 was $13,138 and $32,269, respectively.

            PATENTS

            It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $119,455 and $111,406 at March 31, 2004 and June 30, 2003, respectively. Amortization expense for the three-month periods ended March 31, 2004 and 2003 was $2,683 and $2,683, respectively. Amortization expense for the nine-month periods ended March 31, 2004 and 2003 was $8,051 and $8,049, respectively.

            The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents is as follows:

            Year ending
           June 30, 2004
           -------------
2004         $ 23,871
2005           10,733
2006           10,733
2007           10,733
2008           10,733
             --------
             $ 66,803
             ========

            GOODWILL, TRADEMARKS AND TRADE NAMES

            Goodwill, trademarks and trade names represent intangible assets obtained from the Escalon Ophthalmics, Inc. ("EOI"), Endologix, Inc. ("Endologix") and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

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

            The following table presents intangible assets by business unit as of March 31, 2004:

                                                                       Adjusted
                                       Gross                             Gross                              Net
                                     Carrying                          Carrying       Accumulated        Carrying
                                      Amount         Impairment         Amount        Amortization         Value
                                   ------------     ------------     ------------     ------------     ------------
GOODWILL
Sonomed                            $ 10,547,488     $          -     $ 10,547,488     $ (1,021,938)    $  9,525,550
Vascular                              1,149,813                -        1,149,813         (208,595)    $    941,218
Medical/Trek                            272,786                -          272,786         (147,759)    $    125,027
Sonomed EMS                                   -                -                -                -     $          -
                                   ------------     ------------     ------------     ------------     ------------
Balance as of March 31, 2004       $ 11,970,087     $          -     $ 11,970,087     $ (1,378,292)    $ 10,591,795
                                   ============     ============     ============     ============     ============

                                                                       Adjusted
                                       Gross                             Gross                              Net
                                     Carrying                          Carrying       Accumulated        Carrying
                                      Amount         Impairment         Amount        Amortization         Value
                                   ------------     ------------     ------------     ------------     ------------
PATENTS
Sonomed                            $          -     $          -     $          -     $          -     $          -
Vascular (pending issuance)              36,915                -           36,915                -     $     36,915
Medical/Trek                            257,301                -          257,301         (119,456)    $    137,845
Sonomed EMS                                   -                -                -                -     $          -
                                   ------------     ------------     ------------     ------------     ------------
Balance as of March 31, 2004       $    294,216     $          -     $    294,216     $   (119,456)    $    174,760
                                   ============     ============     ============     ============     ============

                                                                       Adjusted
                                       Gross                             Gross                              Net
                                     Carrying                          Carrying       Accumulated        Carrying
                                      Amount         Impairment         Amount        Amortization         Value
                                   ------------     ------------     ------------     ------------     ------------
LICENSE AND DISTRIBUTION RIGHTS
Sonomed                            $          -     $          -     $          -     $          -     $          -
Vascular                                      -                -                -                -     $          -
Medical/Trek                            180,182                -          180,182         (180,182)    $          -
Sonomed EMS                                   -                -                -                -     $          -
                                   ------------     ------------     ------------     ------------     ------------
Balance as of March 31, 2004       $    180,182     $          -     $    180,182     $   (180,182)    $          -
                                   ============     ============     ============     ============     ============

                                                                       Adjusted
                                       Gross                             Gross                              Net
                                     Carrying                          Carrying       Accumulated        Carrying
                                      Amount         Impairment         Amount        Amortization         Value
                                   ------------     ------------     ------------     ------------     ------------
UNAMORTIZED INTANGIBLE ASSETS
Sonomed                            $    665,000     $          -     $    665,000     $    (63,194)    $    601,806
Vascular                                      -                -                -                -     $          -
Medical/Trek                                  -                -                -                -     $          -
Sonomed EMS                              15,100                -           15,100                -     $     15,100
                                   ------------     ------------     ------------     ------------     ------------
Balance as of March 31, 2004       $    680,100     $          -     $    680,100     $    (63,194)    $    616,906
                                   ============     ============     ============     ============     ============

5.          LONG-TERM RECEIVABLE

            Escalon entered into an agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that is due in May 2005.

6.          LINE OF CREDIT AND LONG-TERM DEBT

            On December 23, 2002, a privately held fund (the "lender") acquired the Company's bank debt, which consisted of outstanding term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Loan Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original loan agreement.

            As of March 31, 2004, the amounts outstanding under the term loan and the line of credit were $4,246,019 and $250,000, respectively. At March 31, 2004, the interest rates applicable to the term loan and line of credit were 5.75% (prime plus 1.75%) and 5.50% (prime plus 1.50%), respectively. The lender's prime rate at March 31, 2004 was 4.00%. The $4,246,019 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees in January 2000 to the prior lender, when this date was originally incurred. The finance fees are recorded as a reduction of long-term debt and are being amortized over the life of the loans using the effective interest method.

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

            As of March 31, 2004, the amount outstanding under the Endologix term loan was $195,694. At March 31, 2004, the interest rate applicable to the Endologix term loan was 5.00%.

            The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of March 31, 2004.

Twelve-month period    Private Group   Endologix      Deferred
  ending March 31,       Term Loan     Term Loan    Finance Fees        Total
-------------------    -------------   ---------    ------------     -----------
       2004            $   1,450,000   $ 196,000    $    (19,000)    $ 1,627,000
       2005                2,796,000           -               -       2,796,000
       2006                        -           -               -               -
       2007                        -           -               -               -
       2008                        -           -               -               -
                       -------------   ---------    ------------     -----------
                       $   4,246,000   $ 196,000    $    (19,000)    $ 4,423,000
                       =============   =========    ============     ===========

7. SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

            SALE OF SILICONE OIL

            In the first quarter of fiscal 2000, Escalon received $2,117,000 from the sale to Bausch & Lomb of its license and distribution rights for the Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. The Company will continue to receive additional consideration based on future sales of Silicone Oil through August 2005.

            The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

                            From 8/13/00 to 8/12/01      100%
                            From 8/13/01 to 8/12/02       82%
                            From 8/13/02 to 8/12/03       72%
                            From 8/13/03 to 8/12/04       64%
                            From 8/13/04 to 8/13/05       45%

            LICENSING OF LASER TECHNOLOGY

            The material terms of the license of the Company's laser patents, which expires in 2014, provide that the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments.

            The license was dated October 23, 1997, was amended and restated in October 2000 and expires on the latest of the following events:

            1.    the last to expire of the laser patents;

            2. ten years from the effective date of the amended and restated agreement;

            3.    the fifth anniversary date of the first commercial sale.

            The material termination provisions of the license of the laser technology are as follows:

            1. the Company has the right to terminate if the licensee defaults in the payment of any royalty;

            2. the Company has the right to terminate if the licensee defaults in the making of any required report;

            3. the Company has the right to terminate if the licensee makes any false report;

            4. the commission of any material breach of any covenant or promise under the license agreement; or

            5. the termination of the license by the licensee after 90 days notice (if the licensee were to terminate, the licensee would not be permitted to utilize the licensed technology necessary to manufacture its current products).

            OTHER REVENUE

            Other revenue includes quarterly payments received from Bausch & Lomb in connection with the sale of the Silicone Oil product line as well as royalty payments received from a privately held entity relating to the licensing of the Company's intellectual laser technology. For the three-month periods ended March 31, 2004 and 2003, Silicone Oil revenue totaled $447,000 and $455,000, respectively, and laser technology revenue totaled $147,000 and $156,000, respectively. For the nine-month periods ended March 31, 2004 and 2003, Silicone Oil revenue totaled $1,481,000 and $1,348,000, respectively, and laser technology revenue totaled $297,000 and $275,000, respectively. Accounts receivable at March 31, 2004 and June 30, 2003 related to other revenue was $447,000 and $443,000, respectively.

8.          SEGMENTAL INFORMATION

            During the nine-month periods ended March 31, 2004 and 2003, the Company's operations were classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

  SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE-MONTH PERIODS ENDED
                                    MARCH 31,

                                 Sonomed               Vascular           Medical/Trek             EMI                 Total
                             2004       2003       2004       2003       2004      2003      2004       2003       2004      2003
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Product revenue            $  1,978   $  1,621   $    728   $    689   $    308  $    406  $      6   $     60   $  3,020  $  2,776
Other revenue                     -          -          -          -        593       610         -          -        593       610
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total revenue                 1,978      1,621        728        689        901     1,016         6         60      3,613     3,386
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Costs and expenses:
Cost of goods sold              811        516        362        340        190       277         2         45      1,365     1,178
Operating expenses              757        930        367        343        260       300        37         47      1,421     1,620
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total costs and expenses      1,568      1,446        729        683        450       577        39         92      2,786     2,798
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Income from operations          410        175         (1)         6        451       439       (33)       (32)       827       588
Other income/expenses
Interest income                   -          -          -          -          9         1         -          -          9         1
Interest expense                (91)      (128)        (3)        (6)         -         -         -          -        (94)     (134)
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total other income and
  expenses                      (91)      (128)        (3)        (6)         9         1         -          -        (85)     (133)
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Income before taxes             319         47         (4)         -        460       440       (33)       (32)       742       455
Income taxes                      -          -         (1)         -          4         -         -          -          3         -
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Net income (loss)          $    319   $     47   $     (3)  $      -   $    456  $    440  $    (33)  $    (32)  $    739  $    455
                           ========   ========   ========   ========   ========  ========  ========   ========   ========  ========
Depreciation/Amortization  $      6   $      4   $     11   $     11   $     38  $     48  $      3   $      6   $     58  $     69
Assets                     $ 12,169   $ 12,198   $  2,107   $  2,256   $ 14,613  $  2,071  $    170   $    365   $ 29,059  $ 16,890
Expenditures for
  long-lived assets        $      5   $     34   $      -   $      6   $      -  $      -  $      -   $      -   $      5  $     40

  SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - NINE-MONTH PERIODS ENDED
                                   MARCH 31,

                                 Sonomed               Vascular           Medical/Trek             EMI                 Total
                             2004       2003       2004       2003       2004      2003      2004       2003       2004      2003
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Product revenue            $  5,648   $  4,640   $  2,191   $  2,031   $    985  $  1,056  $    181   $    312   $  9,005  $  8,039
Other revenue                     -          -          -          -      1,778     1,623         -          -      1,778     1,623
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total revenue                 5,648      4,640      2,191      2,031      2,763     2,679       181        312     10,783     9,662
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Costs and expenses:
Cost of goods sold            2,191      1,822        942        873        611       689        83        153      3,827     3,537
Operating expenses            2,251      2,288      1,239      1,136        721       944       180        191      4,391     4,559
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total costs and expenses      4,442      4,110      2,181      2,009      1,332     1,633       263        344      8,218     8,096
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Income from operations        1,206        530         10         22      1,431     1,046       (82)       (32)     2,565     1,566
Other income/expenses:
Interest income                   -          -          -          -         10         2         -          -         10         2
Interest expense               (310)      (484)       (10)       (22)         -         -         -          -       (320)     (506)
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Total other income and
  expenses                     (310)      (484)       (10)       (22)        10         2         -          -       (310)     (504)
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Income before taxes             896         46          -          -      1,441     1,048       (82)       (32)     2,255     1,062
Income taxes                      -          -          -          -         72         -         -          -         72         -
                           --------   --------   --------   --------   --------  --------  --------   --------   --------  --------
Net income (loss)          $    896   $     46   $      -   $      -   $  1,369  $  1,048  $    (82)  $    (32)  $  2,183  $  1,062
                           ========   ========   ========   ========   ========  ========  ========   ========   ========  ========
Depreciation/Amortization  $     18   $     13   $     33   $     31   $    122  $    183  $     14   $     18   $    187  $    245
Assets                     $ 12,169   $ 12,198   $  2,107   $  2,256   $ 14,613  $  2,071  $    170   $    365   $ 29,059  $ 16,890
Expenditures for
  long-lived assets        $      5   $     34   $      -   $      6   $     37  $     24  $      -   $      -   $     42  $     64

9.          SALE OF COMMON STOCK AND WARRANTS

            On March 17, 2004, The Company completed a $10,400,000 private placement of Common Stock and Common Stock purchase warrants to accredited and institutional investors. The Company sold 800,000 shares of Common Stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of Common Stock at an exercise price of $15.60 per share. The warrants cannot be exercised for 181 days from the private placement date and expire on September 13, 2009, if not exercised. The securities were sold pursuant to the exemptions from registration of Rule 506 of Regulation D and
Section 4(2) under the Securities Act of 1933. The Company has subsequently filed a registration statement with the Securities and Exchange Commission, to register all of the Common Stock and of the Common Stock purchasable upon exercise of the warrants, which was declared effective on April 20, 2004.

            The net proceeds to the Company from the offering, after costs associated with the offering, of $9,834,485, have been allocated among the Common Stock and warrants based on their relative fair values. The Company used the Black-Scholes pricing model to determine the fair value of the warrants at $1,601,346.

10. SUBSEQUENT EVENT - EXCHANGE OFFER TO ACQUIRED THE SHARES OF DREW SCIENTIFIC GROUP PLC

            On May 14, 2004, Escalon issued a press release announcing the Company's exchange offer for the shares of Drew Scientific Group PLC ("Drew"), headquartered in the United Kingdom. The exchange offer valued each Drew share at 0.06 pounds sterling (approximately $0.11). Based on the closing price of $21.00 per share of Escalon Common Stock and the foreign currency exchange rate on May 12, 2004, Escalon offered 0.0051 shares of Escalon Common Stock in exchange for each ordinary share of Drew that is validly tendered. If all of the outstanding shares of Drew Scientific are exchanged, Escalon would issue approximately 454,010 shares of Escalon Common Stock in the exchange offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

            This Quarterly Report on Form 10-Q, including the information incorporated by reference herein and the exhibits hereto may include "forward-looking" statements. Forward-looking statements broadly involve the Company's current expectations for future results. The Company's forward-looking statements generally relate to growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of the Company's intellectual property rights and sales efforts. Words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify the Company's forward-looking statements. Any statement that is not historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. The Company's ability to actually achieve results consistent with the Company's current expectations depends significantly on certain factors that may cause actual future results to differ materially from the Company's current expectations. Some of these factors include:

            THE COMPANY'S PRODUCTS ARE SUBJECT TO STRINGENT ONGOING REGULATION BY THE FOOD AND DRUG ADMINISTRATION, KNOWN AS THE FDA, AND SIMILAR HEALTH AUTHORITIES, AND IF THE FDA'S APPROVALS OR CLEARANCES OF THE COMPANY'S PRODUCTS ARE RESTRICTED OR REVOKED, THE COMPANY COULD FACE DELAYS THAT WOULD IMPAIR THE COMPANY'S ABILITY TO GENERATE FUNDS FROM OPERATIONS.

            The FDA and similar health authorities in foreign countries extensively regulate the Company's activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

            The Company has received the necessary FDA approvals for all products that the Company currently markets. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, the FDA revocation would impair the Company's ability to generate funds from operations.

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

            The Company has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. The Company cannot assure you that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

            The process for obtaining regulatory clearances and approvals and underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of the Company's financial resources and our management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely affect the Company's business.

            A failure to comply with applicable regulations would subject the Company to fines,delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would affect adversely the Company's business, financial condition and results of operations.

            FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

            The Company's business and financial condition will depend upon the market acceptance of the Company's products. The Company cannot assure you that the Company's products will achieve market acceptance. Market acceptance depends upon a number of factors:

            - the price of the products;

            - the receipt of regulatory approvals for multiple indications;

            - the establishment and demonstration of the clinical safety and efficacy of the Company's products; and

            - the advantages of the Company's products over those marketed by the Company's competitors.

            Any failure to achieve significant market acceptance of the Company's products will have a material adverse effect on the Company's business.

            THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AND ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

            The Company faces intense competition in the medical device and pharmaceutical markets, which are characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources. The Company's strategy is to compete primarily on the basis of technological innovation, reliability, quality and price of the Company's products. Without timely introductions of new products and enhancements, the Company's products will become technologically obsolete over time, in which case the Company's revenues and operating results would suffer. The success of the Company's new product offerings will depend on several factors, including the Company's ability to:

            - properly identify customer needs;

            - innovate and develop new technologies, services and applications;

            - establishing adequate product distribution coverage;

            - obtain and maintain required regulatory approvals from the FDA and other regulatory agencies;

            - protect the Company's intellectual property;

            - successfully commercialize new technologies in a timely manner;

            - manufacture and deliver the Company's products in sufficient volumes on time;

            - differentiate the Company's offerings from the Company's competitors' offerings;

            - price the Company's products competitively;

            - anticipate competitors' announcements of new products, services or technological innovations; and

            - general market and economic conditions.

            The Company cannot assure you that the Company will be able to compete effectively in this competitive environment.

            THE COMPANY'S PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY, AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

            The Company holds several United States and foreign patents for the Company's Products. Other parties, however, hold patents relating to similar products and technologies. The Company believes that the Company is not infringing on any patents held by others. However, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, the court or agency could deem them to cover one or more aspects of the Company's products or procedures. Any claims for patent infringement or claims by the Company for patent enforcement would consume time, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. The Company cannot be certain that the Company will not be subject to one or more claims for patent infringement, that the Company would prevail in any such action or that the Company's patents will afford protection against competitors with similar technology.

            If a court determines that any of the Company's products infringes, directly, or indirectly, a patent in a particular market, the court may enjoin the Company from making, using and selling the product. Furthermore, the Company may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms.

            A SIGNIFICANT DECREASE IN THE SALE OF SILICONE OIL BY BAUSCH & LOMB WOULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS.

            The Company realized 13.73% and 13.95% of the Company's net revenue during the nine-month periods ended March 31, 2004 and 2003, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005. The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

                       From 8/13/00 to 8/12/01     100%
                       From 8/13/01 to 8/12/02      82%
                       From 8/13/02 to 8/12/03      72%
                       From 8/13/03 to 8/12/04      64%
                       From 8/13/04 to 8/12/05      45%

            The revenue associated with sale of Silicone Oil by Bausch & Lomb has no associated expenses and consequently provides a gross margin of 100%. Any significant reduction in this revenue can have a significant negative impact on gross margin. Any significant decrease in Silicone Oil revenue received by the Company would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted.

            LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASE COSTS OR COSTLY REDESIGN OF PRODUCT.

            Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to the Company's business, financial condition and results of operations. Some of the Company's suppliers are also subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely affect the Company's financial condition and results of operations.

            THE COMPANY'S ABILITY TO MARKET AND SELL THE COMPANY'S PRODUCTS MAY BE ADVERSELY AFFECTED BY LIMITATIONS ON REIMBURSEMENTS BY GOVERNMENT PROGRAMS, PRIVATE INSURANCE PLANS AND OTHER THIRD PARTY PAYORS.

            The Company's customers bill various third party payors, including government programs and private insurance plans, for the health care services provided to their patients. Third party payors may reimburse the customer, usually at a fixed rate based on the procedure performed, or may deny reimbursement if they determine that the use of the Company's products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third party payors may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company's ability to sell the Company's products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursements under the capital cost pass-through system utilized in connection with the Medicare program could also adversely affect the marketing of the Company's products.

            FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY AFFECT THE MARKET FOR THE COMPANY'S PRODUCTS.

            In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation may take or its effect on the Company's business. Legislation that sets price limits and utilization controls may adversely affect the rate of growth of ophthalmic and vascular access product markets. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which could adversely impact the Company's business.

            THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

            The testing and marketing of the Company's products for applications in ophthalmology and vascular access, the Company's pharmaceutical products and vascular access products entail an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries associated with a defect in the product's performance. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be a party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and money and would divert management time and attention away from the Company's core business. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage up to $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure you that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

            THE COMPANY'S INTERNATIONAL SALES OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OF FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

            The Company derives a portion of the Company's revenues from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could affect the Company's business in these countries and the Company's results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors, such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely affect the Company's results of operations.

            THE COMPANY IS DEPENDENT ON THE COMPANY'S MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

            The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company's executive officers or other technical personnel, or the Company's failure to attract and retain other skilled and experienced personnel, could have a material adverse effect on the Company's ability to manufacture, sell and market the Company's products and the Company's ability to maintain or expand the Company's business.

            ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

            In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

            THE MARKET PRICE OF THE COMPANY'S STOCK HAS HISTORICALLY BEEN VOLATILE, AND THE COMPANY HAS NOT PAID CASH DIVIDENDS.

            The volatility of the Company's Common Stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder's holdings of the Company's common stock. The following factors have and may continue to have a significant impact on the market price of the Company's common stock:

            - announcements of technological innovations;

            - changes in marketing, product pricing and sales strategies or new products by the Company's competitors;

            - any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects;

            - changes in domestic or foreign governmental regulations or regulatory requirements; and

            - developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Company's products are used.

            Moreover, the possibility exists that the stock market, and in particular the securities of medical device companies, could experience extreme price and volume fluctuations unrelated to operating performance. The Company has not paid any cash dividends on the Company's common stock and does not anticipate paying any cash dividends in the foreseeable future.

THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER

            The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

            - changes in the mix of products sold;

            - the timing and expense of new product introductions by the Company or the Company's competitors;

            - fluctuations in royalty income;

            - announcements of new strategic relationships by the Company or the
              Company's competitors;

            - the cancellation or delays in the purchase of the Company's products;

            - the gain or loss of significant customers;

            - fluctuations in customer demand for the Company's products; and

            - competitive pressures on prices at which the Company can sell the
              Company's products.

            The Company sets spending levels in advance of each quarter based, in part, on the Company's expectations of product orders and shipments during that quarter. A shortfall in revenue, therefore, in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company's results of operations and cash flows. Also, the Company's quarterly results could fluctuate due to general conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company's business and operating results.

            THE IMPACT OF TERRORISM OR ACTS OF WAR COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANYS' BUSINESS.

            Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company's operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on the Company's business.

            THE COMPANY'S CHARTER DOCUMENTS AND PENNSYLVANIA LAW MAY INHIBIT A TAKEOVER.

            Certain provisions of Pennsylvania law and the Company's bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The bylaws impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Company's Board of Directors may issue shares of preferred stock without shareholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.

            The reader must carefully consider forward-looking statements and understand that such Statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect the Company's forward-looking statements, and the reader should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such forward-looking statements.

            The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. In some cases, these factors have affected, and in the future (together with other unknown factors) could affect the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

            The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. The Company intends to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding the Company's forward-looking statements, and are including this sentence for the express purpose of enabling the Company to use the protections of the safe harbor with respect to all forward-looking statements.

EXECUTIVE OVERVIEW - NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

            The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors affecting Company performance and financial condition.

      - The Company completed a $10.4 million private placement of Common Stock and Common Stock purchase warrants on March 17, 2004. The net proceeds to the Company of approximately $9.8 million will enable the Company to strengthen its balance sheet and provide additional working capital for general corporate purposes.

      - Product revenue, up 12.01% from last year, is benefiting from increased domestic demand for the Company's pachymeter product as well as increased market penetration in Europe.

      - Other revenue, up 9.52% from last year, was received primarily from Bausch & Lomb in connection with the Silicone Oil product line. The contract for this revenue expires in August 2005.

      - Cost of goods sold as a percentage of revenue decreased to 35.49% from 36.60% primarily due to product mix, an increase in other revenue that has no associated costs and increased productivity.

      - Operating expenses increased by less than 1% as the Company continued to benefit from the reduction of certain administrative costs while, at the same time, investing in product development and strengthening of the Company's sales channels domestically and overseas.

      - Interest expense decreased by 36.68% primarily due to reduced debt levels.

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

            In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, the Company changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser technology to a privately held company, in return for an equity interest and future royalties on sales of products relating to the laser technology. The privately held company undertook responsibility for funding and developing the laser technology through to commercialization. The privately held company began selling products related to the laser technology during fiscal 2002.

            To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with a privately held company, to develop and market a digital camera back for ophthalmic photography. The Company terminated its joint venture and commenced direct operations within its EMI business unit on January 1, 2002.

            On May 14, 2004, Escalon issued a press release announcing the Company's exchange offer of the Company's Common Stock for the shares of Drew Scientific Group PLC, headquartered in the United Kingdom. Drew is a diagnostics company specializing in the design, manufacture, sale and distribution of analytical systems for laboratory testing world-wide. Drew provides instrumentation and consumables for the diagnosis and monitoring of medical disorders in the rapidly growing areas of diabetes, cardiovascular diseases and hematology, as well as veterinary hematology and blood chemistry.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements requires management to make estimates and assumptions that affect the amount reported therein. The most significant of those involve the application of SFAS 142, discussed further in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. The financial statements are prepared in conformity with generally accepted accounting principles, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

      - Buyer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and

      -     Collection is probable.

            The Company assesses collectibility based on the creditworthiness of the buyer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company's international customers, the Company requires prepayment or an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

VALUATION OF INTANGIBLE ASSETS

            The Company periodically evaluates its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," for indications of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangibles may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on the Company's reported financial statements if and when an impairment charge is recorded.

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

THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

            The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three and nine-month periods ended March 31, 2004 and 2003.

                                         Three-Month Periods                            Nine-Month Periods
                                            Ended March 31,                               Ended March 31,
                            ------------------------------------------------------------------------------------------
                                2004             2003         % Change        2004             2003           % Change
                            ------------     ------------     --------    ------------     ------------       --------
Product revenue:
Sonomed                     $      1,978     $      1,621       22.02%    $      5,648     $      4,640         21.72%
Vascular                             728              690        5.51%           2,191            2,031          7.88%
Medical/Trek                         308              406      -24.14%             985            1,056         -6.72%
EMI                                    6               59      -89.83%             181              312        -41.99%
                            ------------     ------------      ------     ------------     ------------        ------
                            $      3,020     $      2,776        8.79%    $      9,005     $      8,039         12.02%
                            ============     ============      ======     ============     ============        ======

            Product revenues increased $244,000, or 8.79%, to $3,020,000 for the three-month period ended March 31, 2004 as compared to $2,776,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $357,000, or 22.02%, to $1,978,000. The increase is attributed to a $132,000 increase in the Middle East, a $117,000 increase in Europe and a $72,000 increase in Latin America. The increases in the Middle East and Europe are the result of additional sales and marketing resources and management attention to developing these markets. The increase in Latin America is the result of recovering economies in South American countries. Product revenue in the Vascular business unit increased $38,000, or 5.51%, to $728,000. The increase relates primarily to increased market coverage in Europe as a result of the engagement of a marketing consultant in December 2003. Product revenue in the Medical/Trek business unit decreased $98,000, or 24.14%, to $308,000. The decrease primarily relates to decreased OEM shipments to Bausch & Lomb of $50,000. Product revenue in the EMI business unit decreased $53,000, or 89.83%, to $6,000. EMI did not ship any of its CFA systems during the three-month period ended March 31, 2004.

            Product revenues increased $966,000, or 12.02%, to $9,005,000 for the nine-month period ended March 31, 2004 as compared to $8,039,000 for the same period in the prior fiscal year. Product revenue in the Sonomed business unit increased $1,008,000, or 21.72%, to $5,648,000. The increase is attributed to a $525,000 increase in the domestic market, a $290,000 increase in Europe, a $210,000 increase in the Middle East and a $133,000 increase in Latin America offset by a $126,000 decrease in Asia and the Pacific Rim. The increase in the domestic market primarily relates to increased demand for the Company's pachymeter product. The domestic market for pachymeters has expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. The increases in Europe and the Middle East are the result of additional sales and marketing resources and management attention to developing these markets, whereas the increase in Latin America is a result of recovering economies in South American countries. Product revenue in the Vascular business unit increased $160,000, or 7.88%, to $2,191,000. The increase relates primarily to increased usage in the domestic marketplace. Product revenue in the Medical/Trek business unit decreased $71,000, or 6.72%, to $985,000. The decrease primarily relates to decreased market demand for Medical/Trek's products. Product revenue in the EMI business unit decreased $131,000, or 41.99%, to $181,000.

            Other revenue, which is included in the Medical/Trek business unit, decreased $17,000, or 2.79%, to $593,000 for the three-month period ended March 31, 2004 as compared to $610,000 from the same period in the prior fiscal year. Royalty payments from a privately held entity related to the licensing of the Company's intellectual laser technology decreased $9,000 and the revenue received from Bausch & Lomb in connection with their sales of Silicone Oil decreased $8,000. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the three-month period ended March 31, 2004, the step-down caused a $56,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $48,000 increase in Silicone Oil revenue is due to increased market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

            Other revenue, which is included in the Medical/Trek business unit, increased $155,000, or 9.55%, to $1,778,000 for the nine-month period ended March 31, 2004 as compared to $1,623,000 for the same period in the prior fiscal year. The increase primarily relates to a $133,000 increase in revenue received from Bausch & Lomb in connection with its sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the nine-month period ended March 31, 2004, the step-down caused a $185,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $317,000 increase in Silicone Oil revenue is due to increased market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb. The remaining $22,000 increase in other revenue relates to royalty payments from a privately held entity related to the licensing of the Company's intellectual laser technology.

            The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three and nine-month periods ended March 31, 2004 and 2003.

                                        Three-Month Periods                             Nine-Month Periods
                                           Ended March 31,                                 Ended March 31,
                            ------------------------------------------------------------------------------------------
                                     2004                  2003                     2004                  2003
                            --------------------  --------------------      --------------------  --------------------
                             Dollars        %      Dollars        %          Dollars        %      Dollars        %
Cost of goods sold:
Sonomed                     $    813      41.10%  $    517      31.89%      $  2,191      38.79%  $  1,822      39.27%
Vascular                         362      49.73%       339      49.13%           942      42.99%       873      42.98%
Medical/Trek                     188      61.04%       277      68.23%           611      62.03%       689      65.25%
EMI                                2      33.33%        45      76.27%            83      45.86%       153      49.04%
                            --------      -----   --------      -----       --------      -----   --------      -----
                            $  1,365      45.20%  $  1,178      42.44%      $  3,827      42.50%  $  3,537      44.00%
                            ========      =====   ========      =====       ========      =====   ========      =====

            Cost of goods sold totaled $1,365,000, or 45.20%, of product revenue, for the three-month period ended March 31, 2004 as compared to $1,178,000, or 42.44% of product revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $813,000, or 41.10% of product revenue, for the three-month period ended March 31, 2004 as compared to $517,000, or 31.89% of product revenue for the same period last fiscal year. The increase in cost of goods sold as a percentage of product revenues is a result of a decrease in price per unit of several of Sonomed's products primarily as a result of increased international sales. Sonomed generally experiences lower price per unit on products sold internationally. Cost of goods sold in the Vascular business unit totaled $362,000, or 49.73% of product revenue as compared to $339,000, or 49.13% of product revenue for the same period last fiscal year. Cost of goods sold in the Medical/Trek business unit totaled $188,000, or 61.04%, as compared to $277,000, or 68.23% of product revenue for the same period last fiscal year. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which was primarily controlled by market demand. Cost of goods sold in the EMI business unit was $2,000, or 33.33%, of product revenue as compared to $45,000, or 76.27% of product revenue for the same period last fiscal year.

            Cost of goods sold totaled $3,827,000, or 42.50%, of product revenue for the nine-month period ended March 31, 2004 as compared to $3,537,000, or 44.00%, of product revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit was $2,191,000, or 38.79%, of product revenue as compared to $1,822,000, or 39.27%, of product revenue for the same period last fiscal year. Cost of goods in the Vascular business unit was $942,000, or 42.99% of product revenue as compared to $873,000, or 42.98% of product revenue for the same period last fiscal year. Cost of goods sold in the Medical/Trek business unit totaled $611,000, or 62.03%, as compared to $689,000, or 65.25% of product revenue for the same period last fiscal year. Fluctuations in Medical/Trek cost of goods sold emanates from product mix, which was primarily controlled by market demand. Cost of goods sold in the EMI business unit was $83,000, or 45.86%, of product revenue as compared to $153,000, or 49.04% of product revenue for the same period last fiscal year.

            The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three and nine-month periods ended March 31, 2004 and 2003.

                                         Three-Month Periods                          Nine-Month Periods
                                            Ended March 31,                             Ended March 31,
                            ----------------------------------------------------------------------------------------
                                2004             2003        % Change       2004             2003           % Change
                            ------------     ------------    --------   ------------     ------------       --------
Marketing, general and
  administrative expenses:
Sonomed                     $        285     $        265       7.55%   $        851     $        999        -14.81%
Vascular                             328              289      13.49%            982              858         14.45%
Medical/Trek                         604              619      -2.42%          1,777            1,738          2.24%
EMI                                   37               47     -21.28%            180              191         -5.76%
                            ------------     ------------     ------    ------------     ------------        ------
                            $      1,254     $      1,220       2.79%   $      3,790     $      3,786          0.11%
                            ============     ============     ======    ============     ============        ======

            Marketing, general and administrative expenses increased $34,000, or 2.79%, for the three-month period ended March 31, 2004, as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses increased $20,000, or 7.55%, to $285,000. Salaries and other personnel-related expenses increased $23,000, primarily the result of increased headcount. In the Vascular business unit, marketing, general and administrative expenses increased $39,000, or 13.49%, to $328,000. Salaries and other personnel-related expenses increased $40,000, primarily the result of increases in headcount. Consulting expenses increased $26,000 as a result of marketing efforts in the international markets. Sales and marketing travel-related expenses also increased $28,000. The Company agreed to pay royalties for a period of five years following the acquisition of the vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $59,000 decrease in royalty expense. In the Medical/Trek business unit, marketing, general and administrative expenses decreased $15,000, or 2.42%, to $604,000. Corporate franchise taxes, which had been over-accrued, and were corrected during the three-month period ended March 31, 2004 decreased $89,000, whereas, accrued compensation increased $105,000. Additionally, legal expenses and consulting expense decreased $23,000 and $12,000, respectively. In the EMI business unit, marketing, general and administrative expenses decreased $10,000, or 21.28%, to $37,000.

            Marketing, general and administrative expenses increased $4,000, or 0.11%, for the nine-month period ended March 31, 2004 as compared to the same period last fiscal year. In the Sonomed business unit, marketing, general and administrative expenses decreased $148,000, or 14.81%, to $851,000. Salaries and other personnel-related expenses decreased $189,000, primarily the result of headcount changes. Commission expense decreased $33,000 as a result of changes in the commission structure with an international distributor. Offsetting these decreases was an $80,000 increase in consulting expense, which increased as a result of the Company's marketing efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $124,000, or 14.45%, to $982,000. Salaries and other personnel-related expenses increased $106,000, primarily the result of increases in headcount. Consulting expenses increased $38,000 as a result of marketing efforts in the international markets. Sales and marketing travel-related expenses also increased $56,000. The Company agreed to pay royalties for a period of five years following the acquisition of the vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $65,000 decrease in royalty expense. In the Medical/Trek business unit, marketing, general and administrative expenses increased $39,000, or 2.24%, to $1,777,000. Accrued compensation increased $183,000. Depreciation and amortization expense decreased $26,000 primarily due to the abandonment of the Company's license and distribution rights to Povidone Iodine 2.5% in March 2003. Consulting expense decreased $24,000 as the Company incurred expenses in the year ago period that related to the Company's search for alternate debt financing. Corporate franchise taxes, legal expenses and temporary labor decreased $15,000, $15,000 and $11,000, respectively. In the EMI business unit, marketing, general and administrative expenses decreased $11,000, or 5.76%, to $180,000.

            Research and development expenses decreased $37,000, or 18.14%, to $167,000, for the three- month period ended March 31, 2004 as compared to the same period last fiscal year, whereas research and development expenses increased $22,000, or 3.81%, to $600,000, for the nine-month period ended March 31, 2004 as compared to the same period last fiscal year. The decrease in the three-month period ended March 31, 2004 was primarily caused by reduced headcount. The increase in the nine-month period ended March 31, 2004 relates primarily to consulting expenses incurred in connection with product development. The Company redesigns its products as technology changes to remain competitive in the marketplace.

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

            Interest income increased $9,000 and $8,000 for the three and nine-month periods ended March 31, 2004, respectively, as compared to the same periods last fiscal year due to increased average cash balances.

            Interest expense decreased $40,000 and $186,000 for the three and nine-month periods ended March 31, 2004, respectively, as compared to the same periods last fiscal year due to reduced total debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

            In recent years, the Company's principal source of liquidity generally has been net cash provided by operating activities. The Company, however, completed a private placement of its Common Stock during the three-month period ended March 31, 2004, that significantly affected the Company's liquidity. Additionally, a significant number of stock options were exercised during the three-month period ended March 31, 2004 providing the Company with additional cash. Changes in the Company's overall liquidity and capital resources from continuing operations during fiscal 2004 are reflected in the following table:

                                                     March 31,          June 30,
     (Dollars are in thousands)                        2004               2003
                                                   ------------       -------------
Current Assets                                     $     17,034       $      4,759
Less: Current Liabilities                                 3,320              3,870
                                                   ------------       ------------
Working Capital                                    $     13,714       $        889
Current Ratio                                             5.1:1              1.2:1

----------------------------------------------------------------------------------

Notes Payable and Current Maturities               $      1,877       $      2,485
Long-Term Debt                                            2,796              4,080
                                                   ------------       ------------
Total Debt                                         $      4,673       $      6,565
Total Equity                                             22,943              8,939
                                                   ------------       ------------
Total Capital                                      $     27,616       $     15,504
Total Debt to Total Capital                               16.92%             42.34%

            WORKING CAPITAL POSITION

            Working capital increased $12,825,000 as of March 31, 2004 and the current ratio increased to 5.1:1 when compared with June 30, 2003. Current assets increased by $12,275,000 primarily due to the issuance of common stock totaling $11,821,000.

            Current liabilities decreased by $550,000 as a result of several offsetting changes that included the following:

      - A $725,000 decrease in the Company's outstanding line of credit as the Company used cash from operations to pay down its debt.

      - A $116,000 increase in current portion of long-term debt primarily due to the step-up of principal payments due on the Company's term debt.

            CASH FLOWS FROM OPERATING ACTIVITIES

            Net cash provided by operating activities increased $1,517,000 to $2,764,000, for the nine-month period ended March 31, 2004, when compared to the same period last fiscal year. Apart from year-over-year increased net profitability of $1,121,000, the following are the primary offsetting factors affecting the increase in net cash provided by operating activities:

      - The Company collected a substantial amount of aged receivables in its EMI business unit during the first quarter of fiscal 2004 which significantly reduced accounts receivable in that business unit. Revenue in the Company's Medical/Trek business unit during the third quarter of fiscal 2004 was lower than revenue during the fourth quarter of fiscal 2003, which had the effect of significantly reducing accounts receivable in that business unit.

      - The Company wrote-down license and distribution rights in fiscal 2003. The absence of this write-down of license and distribution rights in fiscal 2004 had the effect of decreasing year-over-year net cash provided by operations.

            CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

            Cash flows used in investing activities related solely to the purchase of fixed assets for the nine-month periods ended March 31, 2004 and 2003, and remained largely unchanged. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels not to be indicative of capital expenditures in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

            Cash flows from financing activities were $9,896,000 for the nine-month period ended March 31, 2004. Cash flows from financing activities primarily related to proceeds from a private placement of common stock and common stock warrants as well as proceeds from the issuance of common stock through the exercise of stock options. This was offset by repayments of the Company's term debt and line of credit. On March 17, 2004, the Company completed a private placement of Common stock resulting in net proceeds of $9,834,000 and, during the nine-month period ended March 31, 2004, issued common stock related to the exercise of stock options resulting in proceeds to the Company of $1,986,000. The Company paid down its line of credit by $725,000 and paid down its term debt by $1,200,000. The Company utilized cash from operations to pay down its term loan and line of credit.

            Cash flows used in financing activities financing activities were $1,271,000 during the nine-month period ended March 31, 2003. During the nine-month period ended March 31, 2003, cash flows used in financing activities primarily related to repayments of the Company's term debt offset by borrowings from the line of credit. The Company paid down its term debt by $1,396,000 and drew $125,000, net, from the line of credit. The reduction in repayments of term debt relates to a reduction in required principal payments that resulted from the Company's renegotiating its debt in February 2003. The Company utilized cash from operations to pay down its term debt.

            Management believes that cash on hand, cash generated from operations and cash available from the line of credit should be sufficient to satisfy the Company's working capital, debt service, capital expenditures and research and development costs for the foreseeable future.

            FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO AFFECT LIQUIDITY

            The Company realized 13.74% and 13.95% of its net revenue during the nine-month periods ended March 31, 2004 and 2003, respectively, from Bausch & Lomb's sale of Silicone Oil. Silicone Oil revenues are based on sales of the product line by Bausch & Lomb multiplied by a contractual factor that reduces on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the contract, any such decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

            The Company issued 120,000 Common Stock purchase warrants in connection with the private placement on March 17, 2004. The warrants are exercisable 181 days from the placement date at $15.60 per share. If all 120,000 shares were to be exercised, it would provide gross proceeds to the Company of $1,872,000. The Company cannot assure, however, that the warrant exercise price will be less than the market price of the Company's Common Stock when the warrants are exercisable or that even if the exercise price is less than the market price that any of the warrants will be exercised. See the Notes to Condensed Consolidated Financial Statements for a description of the private placement of the Company's Common Stock and Common Stock purchase warrants.

            DEBT HISTORY

            On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original bank agreement.

            As of March 31, 2004, the amounts outstanding under the term loan and the line of credit were $4,246,019 and $250,000, respectively. At March 31, 2004, the interest rates applicable to the term loan and the line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at March 31, 2004 was 4.00%. The $4,596,019 term loan balance includes a $2,450,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

            On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business, and also agreed to pay royalties based on future sales of the products of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to provide an adjustment in the terms of payment of the royalties. Pursuant to the amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, an additional note in the amount of $717,558, payable in eleven quarterly installments that commenced April 15, 2002 and the Company issued 50,000 shares of its Common Stock to Endologix.

            As of March 31, 2004, the amount outstanding under the Endologix term loan was $196,000. At March 31, 2004, the interest rate applicable to the Endologix term loan was 5.00%.

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

      -     A minimum bid price of $1;

      -     300 round lot shareholders

      -     Two market makers; and

      -     Compliance with corporate governance standards.

            As of March 31, 2004, the Company complied with these requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The table below provides information about the Company's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based on the prime rate at March 31, 2004 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note. See the Notes to Condensed Consolidated Financial Statements for further information regarding the Company's debt obligations.

                                                       Long-term debt classified as current as of March 31,
                                     -------------------------------------------------------------------------------------
                                         2004               2005            2006            Thereafter          Total
                                     ------------       ------------    --------------    --------------     ------------
Term loan                            $  1,450,000       $  2,796,000    $            -    $            -     $  4,246,000
  Interest rate                              5.75%              5.75%
Line of credit                            250,000                  -                 -                 -          250,000
  Interest rate                              5.50%
Endologix note                            196,000                  -                 -                 -          196,000
  Interest rate                              5.00%
Deferred finance fees                     (19,000)                 -                 -                 -          (19,000)
                                     ------------       ------------    --------------    --------------     ------------
Total                                $  1,877,000       $  2,796,000    $            -    $            -     $  4,673,000
                                     ============       ============    ==============    ==============     ============

EXCHANGE RATE RISK

            During the three and nine-month periods ended March 31, 2004 and 2003, approximately 19.93% and 17.11%, respectively, of the Company's consolidated net revenue was derived from international sales. The price of all product sold overseas is denominated in United States Dollars and consequently the Company incurs no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2003, the majority of which are transacted in Euros. These expenses were $23,000 and $72,000 for the three- and nine-month periods ended March 31, 2004, respectively, and were $41,000 and $59,000 for the three- and nine-month periods ended March 31, 2003, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. These expenses were $41,000 and $50,000 for the three- and nine-month periods ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

            The Company's management, with the participation of the Company's Chief Executive Officer and the Senior Vice President of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Senior Vice President of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      (b)   Internal Control Over Financial Reporting

            There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange

            Act) during the Company's third fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

            A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

            On March 17, 2004, the Company completed a $10,400,000 private placement of Common Stock and Common Stock purchase warrants to a limited number of accredited and institutional investors. The Company sold 800,000 shares of Common Stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of Common Stock at an exercise price of $15.60 per share. The warrants cannot be exercised for 181 days from the private placement date and expire on September 13, 2009, if not exercised. The Company received net proceeds from the offering, after costs associated with the offering, of $9,834,485.

            The securities were offered and sold pursuant to the exemptions from registration of Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933. The Company subsequently filed a registration statement with the Securities and Exchange Commission, to register all of the Common Stock and Common Stock purchasable upon the exercise of the warrants, which registration statement was declared effective on April 20, 2004.

            The Company did not effect any repurchases of its Common Stock during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

            On May 14, 2004, Escalon issued a press release announcing the Company's exchange offer for the shares of Drew Scientific Group PLC ("Drew"), headquartered in the United Kingdom. The exchange offer valued each Drew share at 0.06 pounds sterling (approximately $0.11). Based on the closing price of $21.00 per share of Escalon Common Stock and the foreign currency exchange rate on May 12, 2004, Escalon offered 0.0051 shares of Escalon Common Stock in exchange for each ordinary share of Drew that is validly tendered. If all of the outstanding shares of Drew Scientific are exchanged, Escalon would issue approximately 454,010 shares of Escalon Common Stock in the exchange offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit No.    Exhibit

(a)         Exhibits

            10.30 Securities Purchase Agreement dated as of March 16, 2004 (the "Securities Purchase Agreement") between the Company and the Purchasers signatory thereto. (Incorporated by reference to Form S-3 filed with the Securities and Exchange Commission on April 8, 2004.)

            10.31 Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (Incorporated by reference to Form S-3 filed with the Securities and Exchange Commission on April 8, 2004.)

            10.32 Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (Incorporated by reference to Form S-3 filed with the Securities and Exchange Commission on April 8, 2004.)

            10.33 Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004.*

            31.1           Certificate of Chief Executive Officer under Rule
                           13a-14(a).*

            31.2 Certificate of Senior Vice President of Finance under Rule 13a-14(a).*

            32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.*

            32.2           Certificate of Senior Vice President of Finance under
                           Section 1350 of Title 18 of the United States Code.*

            * Filed herewith

(b)         Reports on Form 8-K

            Form 8-K filed with the Securities and Exchange Commission on March 18, 2004, reporting information regarding the Company's completed private placement under Item 5.

            Form 8-K filed with the Securities and Exchange Commission on April 8, 2004, reporting information regarding its intention to make an exchange offer for all of the outstanding shares of Drew Scientific Group PLC under Item 5.

            Form 8-K filed with the Securities and Exchange Commission on April 21, 2004, reporting additional information regarding its intention to make an exchange offer for all of the outstanding shares of Drew Scientific Group PLC under Item 5.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date: May 17, 2004                          By: /s/ Richard J.DePiano
                                                -----------------------------
                                                Richard J. DePiano
                                                Chairman and Chief
                                                Executive Officer

Date: May 17, 2004                          By: /s/ Harry M. Rimmer
                                                -----------------------------
                                                Harry M. Rimmer
                                                Senior Vice President of Finance