Form 10-K
period 2004-06-30
ESCALON MEDICAL CORP
filed 2004-09-28
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

[ ]   Transitional report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transitional period from..........to.........

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

At December 31, 2003, the aggregate market value of the shares of Common Stock held by the Registrant's nonaffiliates was approximately $22,835,416 (based upon the last sales price of Common Stock on the Nasdaq SmallCap Market on such date).

At September 20, 2004, 5,915,008 shares of Common Stock were outstanding.

                       Documents incorporated by reference

Registrant's proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

                              ESCALON MEDICAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                Page
Part I

           Item 1.       Business                                                                 2

           Item 2.       Properties                                                              15

           Item 3.       Legal Proceedings                                                       16

           Item 4.       Submission of Matters to a Vote of Security Holders                     16

Part II

           Item 5.       Market for Registrant's Common Equity, Related Stockholder
                         Matters and Issuer Purchases of Equity Securities                       17

           Item 6.       Selected Financial Data                                                 18

           Item 7.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                               19

           Item 7A.      Quantitative and Qualitative Disclosures About Market Risk              31

           Item 8.       Financial Statements and Supplementary Data                             32

           Item 9.       Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                                32

           Item 9A.      Controls and Procedures                                                 32

           Item 9B.      Other Information                                                       32

Part III.

           Item 10.      Directors and Executive Officers of the Registrant                      32

           Item 11.      Executive Compensation                                                  32

           Item 12.      Security Ownership of Certain Beneficial Owners and Management
                         and Related Stockholder Matters                                         33

           Item 13.      Certain Relationships and Related Transactions                          33

           Item 14.      Principal Accountants Fees and Services                                 33

Part IV.

           Item 15.      Exhibits and Financial Statement Schedules                              33

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

            Escalon Medical Corp. ("Escalon" or the "Company") was incorporated in California in 1987 as Intelligent Surgical Lasers, Inc. The Company's present name was adopted in August 1996. Escalon reincorporated in Delaware in November 1999, and then reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Sonomed EMS, Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI") and Escalon Pharmaceutical, Inc. ("Pharmaceutical"). The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of ophthalmic medical devices, pharmaceuticals and vascular access devices. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration ("FDA"). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

            In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to Intralase Corp. ("IntraLase"), in return for an equity interest and future royalties on sales of products relating to the laser technology. IntraLase undertook the responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002. The Company is in dispute with Intralase over royalty payments owed to the Company. See Item 3 - Litigation, for further information.

            To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with Megavision, Inc. ("Megavision"), a privately held company, to develop and market a camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002.

            As of July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew Scientific Group PLC ("Drew"), a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired approximately 92% of the Drew shares. Escalon expects to acquire the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations within the next fiscal year.

            Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology. In addition, Drew supplies other diagnostic systems, which perform blood component tests. Escalon expects to operate Drew as wholly owned separate business segment.

SONOMED BUSINESS

            Sonomed develops, manufactures and markets Ultrasound systems for diagnostic or biometric applications in ophthalmology. The systems are of three types: A-Scans, B-Scans and pachymeters.

            A-SCANS

            The A-Scan provides information about the internal structure of the eye by sending a beam of ultrasound along a fixed axis through the eye and displaying the various echoes reflected from the surfaces intersected by the beam. The principal echoes occur at the cornea, both surfaces of the lens and the retina. The system displays the position and magnitudes of the echoes on an electronic display. The A-Scan also includes software for measuring distances within the eye. This information is primarily used to calculate lens power for implants.

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

VASCULAR BUSINESS

            Vascular develops, manufactures and markets vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups that use the device are cardiac catheterization labs and interventional radiology. The Company's vascular products include the PD Access(TM) and SmartNeedle(TM) lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.

            PD ACCESS(TM) AND SMARTNEEDLE(TM) MONITORS, NEEDLES AND CATHETER PRODUCTS

            These patented devices detect blood flow using Doppler ultrasound technology and differentiate between a venous and arterial vessel. The devices utilize a miniature Doppler ultrasound probe that is positioned within the lumen of a vascular access needle. When a Doppler-guided needle pierces the skin of a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful access.

MEDICAL/TREK BUSINESS

            Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. Vitreoretinal ophthalmic surgeons primarily utilize the products. The following is a summary of the business's key product lines:

            ADATOSIL(R) 5000 SILICONE OIL ("SILICONE OIL")

            Silicone Oil is a specialty product used in worst-case detached retina surgery as a mechanical aid in the reattachment procedure. The Company distributed Silicone Oil until August 13, 1999, at which time the license and distribution rights for the product were sold to Bausch & Lomb Surgical, Inc. The license and distribution rights were sold for $2.1 million and additional cash consideration based on future sales to be received through August 2005 (See Note 10 of the Notes to Consolidated Financial Statements for additional details).

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

EMI BUSINESS

            EMI markets a CFA (Color/Fluorescein Angiography) digital imaging system, designed specifically for ophthalmology. This diagnostic tool, ideal for use in detecting retinal problems in diabetic and elderly patients, provides a high-resolution image, far superior to conventional film in image quality, processing and capture. The instant image display provides users with the necessary clinical information so laser treatment can be performed while the patient is still in the office.

            CFA CAMERA BACK

            The images furnished by the CFA camera system provide a very high level of detail. The camera back is being marketed to medical institutions, educational institutions and ophthalmologists for the use in connection with the diagnosis of retinal disorders.

PHARMACEUTICAL BUSINESS

            The Company obtained the license and distribution rights for Povidone-Iodine 2.5% solution from Harbor-UCLA Medical Center. Povidone-Iodine 2.5% solution is a broad-spectrum anti-microbial intended to prevent ophthalmia neonatorum in newborns. The product required further development before achieving FDA approval. Having exhausted all partnering possibilities, during fiscal 2003 the Company decided that further expenditures on this project were not in the shareholders' best interest and the project was abandoned. The decision resulted in the Company's taking a charge of $196,000, which included the write-off of the remaining net book value of the license and distribution rights subject to normal amortization.

DREW BUSINESS

            Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology. In addition, Drew supplies other diagnostic systems, which perform blood component tests.

            DIABETIC TESTING

            The DS5 instrument, dispenser and associated reagent kit measure long term glucose control in diabetic patients. The system's small size and ease of use make it ideal for main laboratory, clinic or satellite laboratory settings. The Hb-Gold instrument and associated reagent kit provides for the in vitro measurement of certain genetic diseases of the blood. In the United States, this instrument is available for research only.

            HEMATOLOGY

            Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew's Excell and HC product lines are for use in the field of human hematology, whereas the Hemavet product line is for use in the veterinary field.

RESEARCH AND DEVELOPMENT

            Escalon conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility located on Long Island. The Company sponsored research and development expenditures for the fiscal years ended June 30, 2004, 2003 and 2002 were $776,496, $780,333 and $554,760, respectively.

MANUFACTURING AND DISTRIBUTION

            Escalon leases 13,500 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. All of the Company's ophthalmic surgical products and vascular access products are distributed from its Wisconsin facility. The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. The Company relocated its New York operations to a new 11,000 facility in September 2004. The Company pursued and achieved ISO9001 certification at both of its manufacturing facilities for all medical and ultrasound devices produced. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination. European Community ("CE") certification has been obtained for disposable delivery systems, fiber optic light probes, vascular access products and certain ultrasound models. The manufacture, testing and marketing of each of the Company's products entails the risk of product liability. Product liability insurance is carried by Escalon to cover primary risk. Additionally, Drew leases an aggregate of 69,000 square feet of space at its facilities in the United Kingdom, Connecticut and Texas. These sites are currently used for engineering, product design and development, manufacturing and product assembly.

GOVERNMENTAL REGULATIONS

            Escalon's products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if the FDA's approvals or clearances of the Company's products are restricted or revoked the Company could face delays that would impair the Company's ability to generate funds from operations.

            The FDA and similar health authorities in foreign countries extensively regulate Escalon's activity. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that Escalon obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, Escalon may be required to obtain FDA clearance or approval before exporting a product or device that has not received FDA marketing clearance or approval.

            Escalon has received the necessary FDA clearances and approvals for all products that the Company currently markets. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, the FDA revocation would impair the Company's ability to generate funds from operations.

            The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control processes, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.

            Escalon has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. Escalon cannot assure you that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

            The process for obtaining regulatory clearances and approvals and underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and requires substantial commitments of our financial resources and our management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely affect the Company's business.

            Escalon's failure to comply with the applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would adversely affect the Company's business, financial condition and results of operations.

MARKETING AND SALES

            The Medical/Trek business unit sells its ophthalmic devices and instruments products directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. Vascular business unit products are marketed domestically through internal sales and marketing employees located in Pennsylvania, Illinois, California and at its Wisconsin facility, as well as through five independent distributors and sales representatives located in Florida, Missouri, Ohio, Washington and Germany managed by the Company's sales team. The Sonomed product line is sold through internal sales employees located at the Company's New York facility, as well as an independent sales representative in Europe, to a large network of distributors and directly to medical institutions both domestically and abroad. The EMI product line is sold through independent sales representatives. The Drew business unit sells its products through internal sales and marketing employees as well as through a large network of distributors.

SERVICE AND SUPPORT

            Escalon maintains a full-service program for all products sold. Limited warranties are given on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and vascular access products and EMI devices. Sonomed's products are serviced at the New York facility. Drew's products are serviced at its Connecticut facility.

THIRD PARTY REIMBURSEMENT

            It is expected that physicians and hospitals will purchase the Company's ophthalmic products and that they in turn will bill various third party payers for health care services provided to their patients. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third party payers may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

PATENTS, TRADEMARKS AND LICENSES

            The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company's position in the market place and protecting the Company's economic interests. The Company's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. Twenty-one United States issued patents, and nineteen patents issued abroad cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser technology (licensed to Intralase Corp.), sixteen patents have been issued in the United States and eleven overseas. Vascular access products are covered by eighteen patents, which provide protection in the United States, Europe, Japan and other countries overseas. The Company intends to vigorously defend its patents if the need arises. Drew has approximately sixty patents related to its technology.

            While in the aggregate the Company's patents are of material importance to its business taken as a whole, the patents, trademarks and license that are the most critical to the Company's ability to generate revenues are as follows:

      - The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark is due for renewal on April 16, 2006 and the Company intends to renew the trademark.

      - In the Vascular business unit, the Company has two patents that are of material importance. The first patent is the apparatus for the cannulation of blood vessels. This patent will expire on February 23, 2011. The second patent is also an apparatus for the cannulation of blood vessels. This patent will expire on January 11, 2009.

      - The Company licensed its ultrafast laser systems to Intralase Corp. The material patents will expire between 2008 and 2014. Under the terms of the ultrafast laser systems license, in exchange for the use of the Company's licensed laser patents, Escalon will receive a 2.5% royalty on future product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license that is offset against the royalty payments. The license was dated October 23, 1997, and was amended and restated in October 2000 and expires upon the latest to occur of the following events:

                  1.    the last to expire of the licensed patents;

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

            The duration of the Company's patents, trademarks and licenses vary through 2020. See Item 3 - Litigation, for further information regarding the licensing of Escalon intellectual property to Intralase.

COMPETITION

            There are numerous direct and indirect competitors of the Company in the United States and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company's competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to, Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.

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

            Sonomed designs and manufactures ophthalmic ultrasound products:
A-Scans, pachymeters and B-Scans. The A-Scans and pachymeters furnish internal measurements of the eye and B-Scans provide an image of the rear of the eye. The principal competitors are Alcon Laboratories, Quantel, Inc. and Accutome, Inc. Management believes that the Company is in a market leadership position. Sonomed has had a leading presence in the industry for over thirty years. Management believes that this has helped the Company build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. The Company seeks to preserve its position in the market through continued product enhancement. Various competitors offering similar products at a lower price could threaten Sonomed's market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company's market position. This equipment can be used instead of ultrasound equipment in most, but not all, patients. Such equipment, however, is more expensive.

            The Medical/Trek business sells a broad range of ophthalmic surgical products. The more significant products are ISPAN(R) gases and delivery systems. Medical/Trek also manufactures various ophthalmic surgical products for major ophthalmic companies to be sold under their name. To remain competitive, the Company needs to maintain a low cost operation. There are numerous other companies that can provide this manufacturing service.

            There are a variety of other devices that directly compete with Sonomed's ultrasound products and the camera back marketed by EMI.

            The vascular access product line is comprised of disposable devices, and currently it has no direct competition. However, a significantly higher priced non-disposable device that facilitates vascular access is currently being marketed. Vascular produces the only device that can be accommodated within a standard needle for assisting medical practitioners in gaining access to a vessel in the human vascular system. There are no similar devices in the market that enable medical practitioners in gaining access using their normal procedures. The only similar product utilizes a separate ultrasound monitor, but no disposables are utilized. When using the competing device, medical practitioners need to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company's vascular product is that its retail price is substantially greater than the cost of a traditional needle.

HUMAN RESOURCES

            As of June 30, 2004, the Company employed 63 full-time employees and one part-time employee. Thirty-four of the Company's employees are employed in manufacturing, 15 are employed in general and administrative positions, 10 are employed in sales and marketing and five are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good. As of July 23, 2004, Drew employed approximately 90 employees.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

            Certain statements contained in, or incorporated by reference in, this Annual Report on Form 10-K, are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "protect," "should," "will" and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. One must carefully consider forward-looking statements and consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and one therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward-looking statements, the most important factors include, without limitation, the following:

            THE COMPANY'S PRODUCTS ARE SUBJECT TO STRINGENT ONGOING REGULATION BY THE FDA AND SIMILAR HEALTH AUTHORITIES, AND IF THE FDA'S APPROVALS OR CLEARANCES OF THE COMPANY'S PRODUCTS ARE RESTRICTED OR REVOKED THE COMPANY COULD FACE DELAYS THAT WOULD IMPAIR THE COMPANY'S ABILITY TO GENERATE FUNDS FROM OPERATIONS.

            The FDA and similar health authorities in foreign countries extensively regulate Escalon's activity. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that Escalon obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, Escalon may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

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

            The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control processes, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.

            Escalon has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. Escalon cannot assure you that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

            The process for obtaining regulatory clearances and approvals and underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of Escalon's financial resources and Escalon's management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely affect the Company's business.

            Escalon's failure to comply with the applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would adversely affect the Company's business, financial condition and results of operations.

            FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

            The Company's business and financial condition will depend upon the market acceptance of the Company's products. The Company cannot assure that the Company's products will achieve market acceptance. Market acceptance depends upon a number of factors:

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

            THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

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

      -     establish adequate product distribution coverage;

      - obtain and maintain required regulatory approvals from the FDA and other regulatory agencies;

      -     protect the Company's intellectual property;

      -     successfully commercialize new technologies in a timely manner;

      - manufacture and deliver the Company's products in sufficient volumes on time;

      - differentiate the Company's offerings from the offerings of the Company's competitors;

      -     price the Company's products competitively;

      - anticipate competitors' announcements of new products, services or technological innovations; and

      -     general market and economic conditions.

            The Company cannot assure that the Company will be able to compete effectively in this competitive environment.

            THE COMPANY'S PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY, AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

            The Company holds several United States and foreign patents for the Company's products. Other parties, however, hold patents relating to similar products and technologies. The Company believes that the Company is not infringing on any patents held by others. However, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, the court or agency could deem them to cover one or more aspects of the Company's products or procedures. Any claims for patent infringements or claims by the Company for patent enforcement would consume time, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. The Company cannot be certain that the Company will not be subject to one or more claims for patent infringement, that the Company would prevail in any such action or that the Company's patents will afford protection against competitors with similar technology.

            If a court determines that any of the Company's products, including the Company's products used for the cannulation of blood vessels used in the Company's vascular business segment, infringes, directly or indirectly, on a patent in a particular market, the court may enjoin the Company from making, using or selling the product. Furthermore, the Company may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms.

            THE COMPANY WILL NO LONGER RECEIVE REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB SUBSEQUENT TO AUGUST 13, 2005.

            The Company realized 13.18% and 13.90% of its net revenue during the fiscal years ended June 30, 2004 and 2003, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005. The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

From 8/13/00 to 8/12/01                  100%
From 8/13/01 to 8/12/02                   82%
From 8/13/02 to 8/12/03                   72%
From 8/13/03 to 8/13/04                   64%
From 8/13/04 to 8/12/05                   45%

            The revenue associated with the sale of Silicone Oil by Bausch & Lomb has no associated expenses and consequently provides a gross margin of 100%. Any significant reduction in this revenue can have a significant negative impact on gross margin. Any significant decrease in Silicone Oil revenue received by the Company would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted.

            LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS OR COSTLY REDESIGN OF THE COMPANY'S PRODUCTS.

            Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to our business, financial condition and results of operations. Some of the Company's suppliers are also subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely affect the Company's financial condition and results of operations.

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

            FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY AFFECT THE MARKET FOR THE COMPANY'S PRODUCTS.

            In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation may take or its effect on the Company's business. Legislation that sets price limits and utilization controls may adversely affect the rate growth of ophthalmic and vascular access product markets. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which would adversely impact the Company's business.

            THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

            The testing and marketing of the Company's products for applications in ophthalmology and vascular access, our pharmaceutical products and vascular access products entail an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries associated with a defect in the product's performance. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be a party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and money and would divert management time and attention away from the Company's core business. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of up to $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure you that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

            THE COMPANY'S INTERNATIONAL OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OF FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

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

            THE COMPANY IS DEPENDENT ON ITS MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

            The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company's executive officers or other technical personnel, or the Company's failure to attract and retain other skilled and experienced personnel, could have a material adverse effect on the Company's ability to manufacture, sell and market the Company's products and the Company's ability to maintain or expand its business.

            ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

            In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions (such as Drew), strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different Company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company recently acquired 94% of Drew. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short term. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

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

      Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as the Company, could experience extreme price and volume fluctuations unrelated to operating performance. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

            THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

            The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

      -     changes in the mix of products sold;

      - the timing and expense of new product introductions by the Company or its competitors;

      -     fluctuations in royalty income;

      - announcements of new strategic relationships by the Company or its competitors;

      - the cancellation or delays in the purchase of the Company's products;

      -     the gain or loss of significant customers;

      -     fluctuations in customer demand for the Company's products; and

      - competitive pressures on prices at which the Company can sell its products.

            The Company sets its spending levels in advance of each quarter based, in part, on the Company's expectations of product orders and shipments during that quarter. A shortfall in revenue, therefore, in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company's results of operations and cash flows. Also, the Company's quarterly results could fluctuate due to general conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company's business and operating results.

            THE IMPACT OF TERRORISM OR ACTS OF WAR COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

            Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company's operations, its suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on the Company's business.

            THE COMPANY'S CHARTER DOCUMENTS AND PENNSYLVANIA LAW MAY INHIBIT A TAKEOVER.

            Certain provisions of Pennsylvania law and our Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The bylaws impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Company's Board of Directors may issue shares of preferred stock without shareholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.

ITEM 2. PROPERTIES

            The Company currently leases an aggregate of approximately 24,300 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) manufacturing/warehouse facility in New Berlin, Wisconsin and (iii) manufacturing facility in Lake Success, New York. The corporate offices in Pennsylvania cover approximately 3,700 square feet. The Wisconsin lease, covering approximately 13,500 square feet of space expires in April 2007. The New York facility lease, covering approximately 7,100 square feet, expires during fiscal 2005. The Company has signed a lease to a 10,900 square foot facility, also in Lake Success, to which the New York operations will relocate upon termination of the expiring facility lease. Annual rent under all of the Company's lease arrangements was $386,276 for the year ended June 30, 2004.

            Drew currently leases and aggregate of 69,000 square feet of space for its (i) administrative office and manufacturing facility in Barrow-on-Furness, United Kingdom, (ii) manufacturing facility in Dallas, Texas and (iii) manufacturing facility in Oxford, Connecticut. The facility in the United Kingdom covers approximately 23,000 square feet and consists of three buildings whose leases expire in August and December 2005 and September 2006. The facility in Texas covering approximately 34,000 square feet; and its lease expires in March 2007. The Connecticut facility consists of two separate areas within the same building. The leases cover approximately 12,000 square feet and expire in January 2007 and 2008.

Annual rent under all of Drew's lease arrangements was approximately $390,000 for the year ended March 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

            On June 10, 2004, Escalon provided notice to Intralase of the Company's intention to terminate the license agreement with Intralase due to deficiencies in the payment of certain royalties that the Company believes are due under the license agreement. On June 21, 2004, Intralase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with Intralase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by Intralase and Escalon, the same district court entered a stipulation and order to delay the requested hearing on the preliminary injunction until November 1, 2004. The Company does not believe that the resolution of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

            Escalon is aware of two lawsuits involving Drew. The first lawsuit involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed for breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The district court granted in part and denied in part both defendants' Motion for Summary Judgment and Motion to Dismiss. Both parties have appealed the decision. The Company does not believe that the resolution of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

            Furthermore, Escalon, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                             High            Low
                                          ---------       ---------
Fiscal year ended June 30, 2004

Quarter ended September 30, 2003          $    6.60       $    3.00
Quarter ended December 31, 2003           $    8.10       $    5.47
Quarter ended March 31, 2004              $   23.85       $    6.33
Quarter ended June 30, 2004               $   27.49       $    8.83

Fiscal year ended June 30, 2003

Quarter ended September 30, 2002          $    2.15       $    1.35
Quarter ended December 31, 2002           $    2.06       $    1.52
Quarter ended March 31, 2003              $    2.26       $    0.85
Quarter ended June 30, 2003               $    4.00       $    1.82

            As of September 14, 2004, there were 6,551 holders of record of the Company's Common Stock. On September 14, 2004, the closing price of Escalon's Common Stock as reported by the Nasdaq SmallCap Stock Market was $13.71 per share.

            Escalon has never declared or paid a cash dividend on its Common Stock and presently intends to retain any future earnings to finance future growth and working capital needs. In addition, the Company is party to loan agreements that prohibit Escalon's payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 7 and the financial statements and related notes thereto included herein in Item 8.

                                                                   FOR THE YEARS ENDED JUNE 30,
                                              ----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                   2004            2003            2002          2001           2000
                                              --------        --------        --------      --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Product revenue, net                          $ 12,348        $ 11,191        $ 10,293      $  9,626        $  6,670
Other revenue                                    2,373           2,175           1,781         2,254               -
                                              --------        --------        --------      --------        --------
Total revenue                                   14,721          13,366          12,074        11,880           6,670
Costs and expenses:
  Cost of goods sold                             5,476           4,896           4,640         4,297           2,874
  Research and development                         776             780             555           492             984
  Marketing, general and administrative          5,206           5,034           5,097         5,430           4,661
  Writedown of goodwill, license and
    distribution rights and patents                  -             196               -             -             418
                                              --------        --------        --------      --------        --------
Total costs and expenses                        11,458          10,906          10,292        10,219           8,937
                                              --------        --------        --------      --------        --------
Income/(loss) from operations                    3,263           2,460           1,782         1,661          (2,267)
                                              --------        --------        --------      --------        --------
Loss from termination of joint venture               -               -             (23)            -               -
Sale of Silicone Oil product line                    -               -               -             -           1,864
Equity in gain/(loss) of unconsolidated
  joint venture                                      -               -               8           (19)            (33)
Interest income                                     59               3               2             2             149
Interest expense                                  (407)           (638)           (791)       (1,052)           (576)
                                              --------        --------        --------      --------        --------
Income/(loss) before taxes                       2,915           1,825             978           592            (863)
Income taxes                                       173             112               -             -               -
                                              --------        --------        --------      --------        --------
Net income/(loss)                             $  2,742        $  1,713        $    978      $    592        $   (863)
                                              ========        ========        ========      ========        ========
Basic net income/(loss) per share             $   0.70        $   0.51        $   0.29      $   0.18        $  (0.27)
                                              ========        ========        ========      ========        ========
Diluted net income/(loss) per share           $   0.64        $   0.48        $   0.29      $   0.18        $  (0.27)
                                              ========        ========        ========      ========        ========
Weighted average shares - basic
  used in per share computation                  3,897           3,365           3,346         3,292           3,242
                                              ========        ========        ========      ========        ========
Weighted average shares - diluted
  used in per share computation                  4,304           3,573           3,360         3,308           3,242
                                              ========        ========        ========      ========        ========

                                                                            AT JUNE 30,
                                              ----------------------------------------------------------------------
BALANCE SHEET DATA:                             2004            2003            2002          2001            2000
                                              --------        --------        --------      --------        --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Cash and cash equivalents                     $ 12,602        $    298        $    221      $     81        $    177
Working capital/(deficit)                       13,966             889            (240)       (3,004)         (3,211)
Total assets                                    29,457          16,890          16,912        17,798          16,845
Long-term debt, net of
  current portion                                2,396           4,080           5,191         4,502           4,900
Total liabilities                                5,996           7,951           9,719        11,691          11,430
Accumulated deficit                            (34,585)        (37,326)        (39,039)      (40,018)        (40,610)
Total shareholders' equity                      23,461           8,939           7,193         6,107           5,415

-----------------------------
Note: No cash dividends were paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

EXECUTIVE OVERVIEW - FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

            The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors affecting Company performance and financial condition.

      - The Company completed a $10,400,000 million private placement of Common Stock and Common Stock purchase warrants on March 17, 2004. The net proceeds to the Company of $9.8 million have enabled the Company to strengthen its balance sheet and provide additional working capital for general corporate purposes.

      - Product revenue, up 10.34% from last year, benefited from increased domestic demand for the Company's pachymeter product as well as increased market penetration in Europe.

      - Other revenue, up 9.12% from last year, was received primarily from Bausch & Lomb in connection with the Silicone Oil product line. The contract for this revenue expires in August 2005.

      - Operating expenses increased by 2.89% driven primarily by the Company's continuing efforts to strengthen its sales channels domestically and overseas offset by reductions of certain administrative costs.

      - Interest expense decreased 36.31% primarily due to reduced debt levels.

      SUBSEQUENT EVENT

            On July 23, 2004, the Company announced that holders of approximately 67% of the outstanding ordinary shares of Drew accepted the Company's exchange offer for the outstanding shares of Drew. As of September 22, 2004, Escalon had issued 897,886 common shares to Drew shareholders pursuant to the exchange offer for approximately 94% of the outstanding ordinary shares of Drew. Drew, based in the United Kingdom, with additional manufacturing operations in Dallas, Texas and Oxford, Connecticut specializes in the design, manufacture, sale and distribution of analytical systems for laboratory testing worldwide. Drew provides instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, as well as veterinary hematology and blood chemistry.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

            The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2004 and 2003.

                             Fiscal Years ended June 30,
                        -----------------------------------
                           2004       2003         % Change
                        ---------   ---------      --------
                                   (in thousands)
Product revenue:
Sonomed                 $   7,596   $   6,495        16.95%
Vascular                    3,055       2,761        10.65%
Medical/Trek                1,448       1,502        -3.60%
EMI                           249         433       -42.49%
                        ---------   ---------      -------
                        $  12,348   $  11,191        10.34%
                        =========   =========      =======

            Product revenue increased $1,157,000, or 10.34%, to $12,348,000 in fiscal 2004 as compared to $11,191,000 in fiscal 2003. Product revenue in the Sonomed business unit increased $1,101,000, or 16.95%, to $7,596,000. The increase is attributed to a $336,000 increase in the domestic market, a $324,000 increase in the Middle East, a $297,000 increase in Europe and a $261,000 increase in Latin America offset by a $93,000 decrease in Asia and the Pacific Rim. The increase in the domestic market primarily relates to increased demand for the Company's pachymeter product. The domestic market for pachymeters expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels in the fourth quarter of fiscal 2004. The increases in the Middle East and Europe are the result of additional sales and marketing resources and management attention to developing these markets whereas the increase in Latin America is a result of recovering economies in South American countries. Product revenue in the Vascular business unit increased $294,000, or 10.65%, to $3,055,000. The increase primarily relates to increased usage in the domestic marketplace. Product revenue in the Medical/Trek business unit decreased $54,000, or 3.60%, to $1,448,000. The decrease primarily relates to decreased market demand for Medical/Trek's products. Product revenue in the EMI business unit decreased $184,000, or 42.49%, to $249,000.

            Other revenue, which is included in the Medical/Trek business unit, increased $198,000, or 9.10%, to $2,373,000 in fiscal 2004 as compared to $2,175,000 in fiscal 2003. The increase relates to both a $116,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology and a $83,000 increase in revenue received from Bausch & Lomb in connection with its sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. The step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the fiscal year ended June 30, 2004, the step-down caused a $250,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $333,000 increase in Silicone Oil revenue is due to market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

            The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenue for the fiscal years ended June 30, 2004 and 2003.

                    Fiscal Years Ended June 30,
                ---------------------------------
                      2004             2003
                ---------------   ---------------
                Dollars     %     Dollars    %
Cost of goods
  sold:
Sonomed         $3,076    40.49%   $2,524  38.86%
Vascular         1,381    45.20%    1,195  43.28%
Medical/Trek       911    62.91%      961  63.98%
EMI                108    43.37%      216  49.88%
                ------    -----    ------  -----
                $5,476    44.35%   $4,896  43.75%
                ======    =====    ======  =====

            Cost of goods totaled $5,476,000, or 44.35%, of product revenue for the fiscal year ended June 30, 2004 as compared to $4,896,000, or 43.75%, of product revenue for the fiscal year ended June 30, 2004. Cost of goods sold in the Sonomed business unit was $3,076,000, or 40.49% of product revenue for the fiscal year ended June 30, 2004 as compared to $2,524,000, or 38.86%, of product revenue for the fiscal year ended June 30, 2003. The slight increase in cost of goods sold as a percentage of product revenue was primarily caused by an increase in international sales. Sonomed generally sells its products to international customers at lower price levels. Cost of goods sold in the Vascular business unit was $1,381,000, or 45.20%, or product revenue for the fiscal year ended June 30, 2004 as compared to $1,195,000, or 43.28%, of product revenue for the fiscal year ended June 30, 2003. The Company began manufacturing its Doppler-Guided Peripheral I.V. product in the latter part of fiscal 2004. This product has higher manufacturing costs than the remainder of the Vascular product line. Cost of goods sold in the Medical/Trek business unit totaled $911,000, or 62.91%, of product revenue for the fiscal year ended June 30, 2004 as compared to $961,000, or 63.98% of product revenue for the fiscal year ended June 30, 2003. Fluctuations in Medical/Trek cost of goods sold results from product mix changes, which were primarily controlled by market demand. Cost of goods sold in the EMI business unit was $108,000, or 43.37%, of product revenue for the fiscal year ended June 30, 2004 as compared to $216,000, or 49.88% of product revenue for the same period last fiscal year.

            The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2004 and 2003.

                            Fiscal Years Ended June 30,
                             2004     2003   % Change
                            ------   ------  --------
Marketing, general and
 administrative expenses:
Sonomed                     $1,196   $1,281    -6.64%
Vascular                     1,353    1,205    12.28%
Medical/Trek                 2,427    2,294     5.80%
EMI                            230      254    -9.45%
                            ------   ------    -----
                            $5,206   $5,034     3.42%
                            ======   ======    =====

            Marketing, general and administrative expenses increased $172,000, or 3.42%, for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. In the Sonomed business unit, marketing, general and administrative expenses decreased $85,000, or 6.64%, to $1,196,000. Salaries and other personnel-related expenses decreased $134,000, primarily the result of head count changes. Commission expense decreased $35,000 as a result of changes in the commission structure with an international distributor. Offsetting these decreases was an $84,000 increase in consulting expense, which increased as a result of the Company's marketing efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $148,000, or 12.28%, to $1,353,000. Salaries and other personnel-related expenses increased $155,000, primarily the result of increases in headcount. Consulting expenses increased $55,000 as a result of marketing efforts in the international markets. Sales and marketing travel-related expenses also increased $68,000. The Company agreed to pay royalties for a five-year period following the acquisition of the vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $122,000 decrease in royalty expense. In the Medical/Trek business unit, marketing, general and administrative expenses increased $133,000, or 5.80%, to $2,427,000. Accrued compensation increased $108,000. Payroll taxes increased $86,000 primarily due to the exercise of employee stock options. Depreciation and amortization expense decreased $32,000 primarily due to the abandonment of the Company's license and distribution rights to Povidone Iodine 2.5% in March 2003 and consulting expense decreased $14,000 as the Company incurred expenses in fiscal 2003 related to the Company's search for alternate debt financing. In the EMI business unit, marketing, general and administrative expenses decreased $24,000, or 9.45%, to $230,000.

            Research and development expenses decreased $4,000, or 0.51%, to $776,000 for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. Increases in consulting expenses incurred in connection with product development were offset by reduced headcount.

            Several years ago, the Company began seeking a corporate partner to fund commercialization of the Povidone Iodine 2.5% product line. The Company obtained the license and distribution rights to the product from Harbor UCLA Medical Center. Having exhausted all partnering possibilities, during fiscal 2003, management decided that further expenditures on this project were not in the shareholders' best interest, and the project was abandoned. This decision resulted in the Company taking a charge of $195,000, which included the write-off of remaining net book value of the license and distribution rights subsequent to normal amortization.

            Interest income was $59,000 and $3,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The increase relates to increased average cash balances in the current fiscal year.

            Interest expense was $407,000 and $638,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The decrease relates to reduced total debt levels and lower interest rates.

            Income tax expense was $173,000 and $112,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The Company began incurring income tax expense in fiscal 2003 due to the exhausting of certain state net operating loss carryforwards.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

            The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2003 and 2002.

                     Fiscal Years ended June 30,
                   -------------------------------
                    2003       2002       % Change
                   -------   -------      --------
                           (in thousands)
Product revenue:
Sonomed            $ 6,495   $ 6,071        6.98%
Vascular             2,761     2,634        4.82%
Medical/Trek         1,502     1,321       13.70%
EMI                    433       267       62.17%
                   -------   -------       -----
                   $11,191   $10,293        8.72%
                   =======   =======       =====

            Product revenue increased $898,000, or 8.72%, to $11,191,000 in fiscal 2003 as compared to $10,293,000 in fiscal 2002. Product revenue in the Sonomed business unit increased $424,000, or 6.98%, to $6,495,000. The increase is attributed to $476,000 increase in the domestic market as well as a $101,000 increase in Asia and the Pacific Rim. The surge in the domestic market primarily relates to increased demand for the Company's pachymeter product. The usage of pachymeters began to include glaucoma screening, opening a new market for the product. The increase in Asia and the Pacific Rim relate primarily to the Company's successful strategy of increased penetration of those geographic areas. Conversely, Sonomed experienced a $77,000 decrease in revenue in Latin America as well as a $60,000 decrease in the Middle East. Management believes that the weak economy in Latin America and the turmoil in the Middle East led to these decreases. Product revenue in the Vascular business unit increased $127,000, or 4.82% in fiscal 2003, to $2,761,000. The increase related primarily to increased usage in the marketplace. During fiscal 2001, the Company identified certain underperforming distributors within its Vascular business unit and terminated its relationship with them. Subsequent to terminating these distributors, the Company began direct selling in the territories once covered by the distributors. Management believes that revenue in the territories once covered by the distributors remained stable or increased in fiscal 2002, as revenue in the Vascular business unit increase 24.42% for the fiscal year ended June 30, 2002 as compared to the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2003, revenue continued to build upon this increased base. Product revenue in the Medical/Trek business unit increased $181,000, or 13.70%, to $1,502,000. OEM revenue from Bausch & Lomb increased $229,000. Product revenue in the EMI business unit increased $166,000. The Company terminated its joint venture and commenced operations within the EMI business unit on January 1, 2002, and therefore, during the first six months of fiscal 2002, these revenues were recognized within the joint venture.

            Other revenue, which is included in the Medical/Trek business unit, increased $394,000, or 22.12%, to $2,175,000 for the fiscal year ended June 30, 2003 as compared to $1,781,000 for the fiscal year ended June 30, 2002. The increase primarily related to a $289,000 increase in royalty payments received from Intralase related to the licensing of Escalon's intellectual laser technology. Escalon licensed the technology to Intralase in October 1997. These royalty payments commenced during the fourth quarter of fiscal 2002 when Intralase began selling products related to Escalon's intellectual laser property. The remaining $105,000 increase in other revenue during fiscal 2003 related to revenue earned from Bausch & Lomb in connection with Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by Escalon. These step-downs occur during the first quarter of each fiscal year through the remainder of the contract. For the fiscal year ended June 30, 2003, the step-down caused a $259,000 decrease in Silicone Oil revenue that Escalon would have otherwise received had the step-down not occurred. The offsetting $364,000 increase in Silicone Oil revenue is due to increase in the market demand for the product. Escalon does not have any knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See Note 10 of the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

            The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenue for the fiscal years ended June 30, 2003 and 2002.

                    Fiscal Years Ended June 30,
               -------------------------------------
                     2003               2002
               ----------------  -------------------
               Dollars      %    Dollars         %
Cost of goods
  sold:
Sonomed        $2,524     38.86%  $2,704       44.54%
Vascular        1,195     43.28%     988       37.51%
Medical/Trek      961     63.98%     838       63.44%
EMI               216     49.88%     110       41.20%
               ------     -----   ------       -----
               $4,896     43.75%  $4,640       45.08%
               ======     =====   ======       =====

            Cost of goods sold totaled $4,896,000, or 43.75% of product revenue during fiscal 2003, as compared to $4,640,000, or 45.08% of product revenue. Cost of goods sold in the Sonomed business unit totaled $2,524,000, or 38.86% of net revenue, for the fiscal year ended June 30, 2003 as compared to $2,704,000, or 44.54% of product revenue, for the fiscal year ended June 30, 2002. Sonomed experienced a significant shift in product mix with the increase in demand for the pachymeter product, which has higher margins than much of the remainder of the Sonomed product line. Cost of goods sold in the Vascular business unit totaled $1,195,000, or 43.28% of product revenue, for the fiscal year ended June 30, 2003, as compared to $988,000, or 37.51% of product revenue, for the fiscal year ended June 30, 2002. Vascular's margins were adversely affected by several factors including product mix, having experienced an increase in sales of over-the-needle catheter ("ONC") product line, which has lower margins than the remainder of the Vascular product line due to smaller-scale production; lower price per unit, having experienced an increase in sales to distributors to whom the Company discounts its products; and quality issues that led to the Company writing off $52,000 of inventory in the fourth quarter of fiscal 2003. Cost of goods sold in the Medical/Trek business unit totaled $961,000, or 26.14% of net revenue, for the fiscal year ended June 30, 2003, as compared to $838,000, or 27.01% of net revenue, for the fiscal year ended June 30, 2002. When other revenue is excluded (no costs are associated with these revenue streams), cost of goods sold, as a percentage of product revenue, was 63.98% and 63.44% for the fiscal years ended June 30, 2003 and 2002, respectively. Fluctuations in Medical/Trek cost of goods sold resulted from product mix changes, which were primarily controlled by market demand. Cost of goods sold in the EMI business unit was $216,000, or 49.88% of net revenue, for the fiscal year ended June 30, 2003, as compared to $110,000, or 41.20% of net revenue, for the fiscal year ended June 30, 2002. During the first six months of fiscal 2002, these expenses were incurred within the joint venture.

            The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2003 and 2002.

                           Fiscal Years Ended June 30,
                             2003     2002   % Change
                            ------   ------  --------
Marketing, general and
 administrative expenses:
Sonomed                     $1,281   $1,441   -11.10%
Vascular                     1,205      999    20.62%
Medical/Trek                 2,294    2,528    -9.26%
EMI                            254      129    96.90%
                            ------   ------   ------
                            $5,034   $5,097    -1.24%
                            ======   ======   ======

            Marketing, general and administrative expenses decreased $63,000, or 1.24%, for the fiscal year ended June 30, 2003, as compared to the fiscal year ended June 30, 2002. In the Sonomed business unit, marketing, general and administrative expenses decreased $160,000, or 11.10%. Salaries and other personnel-related expenses decreased $201,000, primarily as a result of reduced headcount. Bad debts decreased $55,000, primarily due to the Company reserving for specific international accounts in the fiscal year ended June 30, 2002, which did not reoccur in the fiscal year ended June 30, 2003. Offsetting these decreases were an increase in consulting expense of $60,000, which increased as a result of the Company's efforts in the international markets and an increase in commissions of $35,000. In the Vascular business unit, marketing, general and administrative expenses increased $206,000, or 20.62%, for the fiscal year ended June 30, 2003, as compared to the fiscal year ended June 30, 2002. Salaries and other personnel-related expenses increased $89,000, primarily as a result of increases in headcount. Travel and sales meeting expenses increased by a combined $36,000, and samples expense increased by $21,000. Also contributing to the increase, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit during fiscal 2003. In the Medical/Trek business unit, marketing, general and administrative expenses decreased $234,000, or 9.26%, for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Legal and accounting fees decrease $110,000. Legal fees were unusually high during the fiscal year ended June 30, 2002 due to required filings with the SEC related to the reincorporation into Pennsylvania and the issuance of Escalon Common Stock shares to Endologix, Inc. Salaries and other personnel-related expenses decreased $16,000, primarily the result of reduced headcount. Also contributing to the decrease, the Company began allocating from the Medical/Trek business unit certain overhead expenses related to the Wisconsin facility to the Vascular business unit during fiscal 2003. Offsetting these decreases was a

$77,000 increase in insurance expense. The increase primarily relates to premium increases being instituted by the insurance industry in general as well as to an audit of prior year premiums in which the insurance company discovered that they undercharged premiums by $22,000. The undercharge was corrected in the first quarter of fiscal 2003. In the EMI business unit, marketing, general and administrative expenses increased $125,000. The Company terminated its joint venture and commenced operations within its EMI business unit on January 1, 2002, and therefore, during the six months of the fiscal 2002, these expenses were incurred within the joint venture.

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

            On December 18, 2000, the Company announced that it received 510(K) clearance to begin marketing its high-end digital camera system for ophthalmologists known as the CFA Digital Imaging System. As a result of the approval, the Company began marketing the system through its joint venture with Megavision. Escalon terminated its joint venture with Megavision and commenced operations within the Company's EMI business unit on January 1, 2002. Escalon recognized a gain of $8,000 related to the operations of the joint venture and a $23,000 loss related to the termination of the joint venture during the fiscal year ended June 30, 2002.

            Interest income remained relatively unchanged for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002, $3,000 and $2,000, respectively.

            Interest expense decreased $153,000, to $638,000, for the fiscal year ended June 30, 2003 as compared to the same period in fiscal 2002 primarily due to reduced total debt levels and lower interest rates.

            There is no provision for federal income taxes for the periods presented as a result of utilization of net operating loss carryforwards and related changes in the deferred tax valuation allowances. Income taxes of $112,000 were incurred during the fiscal year ended June 30, 2003 due to Wisconsin state net operating losses being exhausted.

LIQUIDITY AND CAPITAL RESOURCES

            In recent years, Escalon's principal source of liquidity generally has been net cash provided by operating activities. The Company, however, completed a private placement of its Common Stock during the fiscal year ended June 30, 2004 that significantly affected the Company's liquidity. Additionally, stock options were exercised during the fiscal year ended June 30, 2004 providing the Company with additional cash. Changes in Escalon's overall liquidity and capital resources from continuing operations during fiscal 2004 are reflected in the following table:

                                        June 30,   June 30,
(Dollars are in thousands)                2004       2003
                                        --------   --------
Current Assets                         $  17,566   $   4,759
Less:  Current Liabilities                 3,600       3,870
                                       ---------   ---------
Working Capital                        $  13,966   $     889
Current Ratio                           4.9 to 1    1.2 to 1

Notes Payable and Current Maturities   $   1,872   $   2,485
Long-Term Debt                             2,396       4,080
                                       ---------   ---------
Total Debt                             $   4,268   $   6,565
Total Equity                              23,461       8,939
                                       ---------   ---------
Total Capital                          $  27,729   $  15,504
Total Debt to Total Capital                15.39%      42.34%

      WORKING CAPITAL POSITION

            Working capital increased $13,077,000 as of June 30, 2004 and the current ratio increased to 4.9 to 1 when compared with June 30, 2003. Current assets increased by $12,807,000 primarily due to the issuance of Common Stock totaling $11,780,000.

            Current liabilities decreased by $270,000 as a result of several offsetting factors that included the following:

      - A $725,000 decrease in the Escalon's outstanding line of credit as the Company used cash from operations to pay down its debt.

      - A $201,000 increase in accrued compensation (incentive, payroll and vacation).

      - A $112,000 increase in current portion of long-term debt primarily due to the step-up of principal payments due on the Company's term debt.

            CASH FLOWS FROM OPERATING ACTIVITIES

            Net cash provided by operating activities increased $992,000 to $3,163,000, for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. Apart from year-over-year increased net profitability of $1,029,000, the following are the primary offsetting factors affecting the increase in net cash provided by operating activities:

      - The Company held overall inventory levels relatively constant as compared to fiscal 2003 when the Company increased overall inventory levels to be more quickly responsive to customer orders.

      - Accounts receivable in the Sonomed and Vascular business unit increased in proportion to increased volume in those business units whereas in Medical/Trek and EMI, accounts receivable were lower than fiscal 2003.

            CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

            The Company had substantial expenditures related to the Drew acquisition that are classified as other current assets until the transaction is finalized. Otherwise, cash flows used in investing activities related solely to the purchase of fixed assets for the fiscal year ended June 30, 2004 and 2003, and remained largely unchanged. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels not to be indicative of capital expenditures in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

            Cash flows from financing activities were $9,440,000 for the fiscal year ended June 30,2004. Cash flows from financing activities primarily related to proceeds from a private placement of Common Stock and Common Stock warrants as well as proceeds from the issuance of Common Stock through the exercise of stock options. On March 17, 2004, the Company completed a private placement of Common Stock resulting in net proceeds of $9,788,000 and, during the fiscal year ended June 30, 2004, issued Common Stock related to the exercise of stock options resulting in proceeds to the Company of $1,992,000. This was offset by repayments of the Company's term debt and line of credit. The Company paid down its line of credit by $725,000 and paid down its term debt by $1,615,000. The Company utilized cash from operations to pay down its term loan and line of credit.

            Cash flows used in financing activities were $2,017,000 during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2003, cash flows used in financing activities primarily related to repayments of the Company's term debt and line of credit. The Company paid down its term debt and line of credit by $1,761,000 and $275,000, respectively. The reduction in repayments of term debt relates to a reduction in required principal payments that resulted from the Company's renegotiating its debt in February 2003.

            Management believes that cash on hand, cash generated from operations and cash available from the line of credit ($1,750,000 as of June 30, 2004) should be sufficient to satisfy the Company's (including Drew) working capital, debt service, capital expenditures and research and development costs for the foreseeable future.

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO AFFECT LIQUIDITY

            As of July 23, 2004, Escalon acquired 67.03% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew; and since that date has acquired approximately 94% of the Drew shares. Escalon expects to acquire the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short term. As of September 23, 2004, Escalon loaned $1,550,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time strengthening Drew's market position.

            Escalon realized 13.18% and 13.90% of its net revenue during the fiscal years ended June 30, 2004 and 2003, respectively, from Bausch & Lomb's sale of Silicone Oil. Silicone Oil revenue is based on sales of the product by Bausch & Lomb multiplied by a contractual factor that reduces on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the contract, any such decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005, when all revenues will cease. See the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

            The Company issued 120,000 Common Stock purchase warrants in connection with the private placement on March 17, 2004. The warrants are exercisable 181 days from the placement date at $15.60 per share and expire five years from the placement date. If all 120,000 warrants were to be exercised, it would provide gross proceeds to the Company of $1,872,000. Escalon cannot assure, however, that the warrant exercise price will be less than the market price of the Company's Common Stock when the warrants are exercisable or that even if the exercise price is less than the market price that any of the warrants will be exercised. See the notes to Consolidated Financial Statements for a description of the private placement of the Company's Common Stock and Common Stock purchase warrants.

            Pursuant to the successful exchange offer for all of the outstanding shares of Drew, Escalon is required to provide the historical financial information of the acquired business required by Rule 3-05 of Regulation S-X. Furthermore, pursuant to Item 7(a)(4) of Form 8-K, the required historical financial information is also required to be filed as soon as practicable within the time prescribed under such Item. To date, Escalon has experienced difficulties in providing the required financial information due to circumstances concerning the presentation of United Kingdom financial statements. Therefore, in the event that Escalon does not file the financial information required by Article 11 of Regulation S-X or Item 7(b)(2) of Form 8-K, Escalon will not be in compliance with the reporting requirements under the Securities Exchange Act of 1934 rules. Consequently, Escalon's ability to raise additional capital pursuant to registration statements may be limited. Escalon intends to provide the required financial information. If, however, Escalon is unable to timely report the required financial information due to the aforementioned issues, Escalon intends to file such financial information as soon as practicable.

            DEBT HISTORY

            On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce the quarterly principal payments, extend the term of the repayments and to alter the covenants of the original bank agreement.

            As of June 30, 2004, the amount outstanding under the term loan and line of credit were $3,896,019 and $250,000, respectively. At June 30, 2004, the interest rates applicable to the term loan and line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at June 30, 2004 was 4.00%. The $3,896,000 term loan balance includes a $2,396,000 balloon payment that is due on September 1, 2005. As of June 30, 2004, $1,750,000 was available on the line of credit. The Company paid $100,000 in finance fees on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

            On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to the amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002 and a note in the amount of $717,558, payable in 11 quarterly installments that commenced on April 15, 2002 and issued 50,000 shares of the Company's Common Stock to Endologix.

            As of June 30, 2004, the amount outstanding under the Endologix term loan was $130,461 and the interest rate applicable to the loan was 5.00%.

            ESCALON COMMON STOCK

            The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be listed on the Nasdaq SmallCap Market, the following requirements must be met:

      - Stockholders' equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations (in the latest fiscal year or two of the last three fiscal years) of $500,000;

      -     500,000 publicly held shares;

      -     $1,000,000 market value of publicly held shares;

      -     A minimum bid price of $1;

      -     300 round lot shareholders;

      -     Two market makers; and

      -     Compliance with corporate governance standards.

            As of June 30, 2004, Escalon complied with these requirements.

CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS No. 142, discussed further in the Notes to the Consolidated Financial Statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for uncollectible receivables, obsolete inventory, sales returns and rebates, deferred income taxes and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

      - The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policy and procedures related to the buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

            Escalon assesses collectibility based on credit worthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of Escalon's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

            VALUATION OF INTANGIBLE ASSETS

            Escalon annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on the Company's financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

            TAXES

            Estimates of full year taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.

            In determining income (loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

            In evaluating the Escalon's ability to recover the Company's deferred tax assets management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses, and near term forecasts of future taxable income, management develops assumptions which require significant judgment about the near term forecasts of future taxable income which are consistent with the plans and estimates management is using to manage the underlying businesses.

            Through June 30, 2004, the Escalon has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, cumulative historical losses, the number of years the Company's operating losses and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

            OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

            Escalon did not have any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2004 and 2003.

            The following table presents the Company's contractual obligations as of June 30, 2004:

                                             Less than                           More than
                                  Total       1 Year      1-3 Years   3-5 Years   5 Years
                                ---------    ---------    ---------   ---------  --------
Long-term debt                  4,276,000    1,880,000    2,396,000          -          -
Operating lease obligations     2,508,229      440,779      850,463    566,512    650,475
Purchase obligations            1,050,000    1,050,000            -          -          -

                                ---------    ---------    ---------   --------   --------
                                7,834,229    3,370,779    3,246,463    566,512    650,475
                                =========    =========    =========   ========   ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            INTEREST RATE RISK

            The table below provides information about Escalon's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates are based on the prime rate at June 30, 2004 plus 1.75% on the term loan, the prime rate plus 1.50% on the line of credit and the prime rate plus 1.00% on the Endologix note.

                              Long-term debt classified as current as of June 30,
                        ---------------------------------------------------------------
                             2004           2005        2006   Thereafter      Total
                        -------------    ----------    -----   ----------   -----------
Term loan               $   1,500,000    $2,396,000    $   -   $        -   $ 3,896,000
  Interest rate                  5.75%         5.75%
Line of credit                250,000             -        -            -       250,000
  Interest rate                  5.50%
Endologix note                130,000             -        -            -       130,000
  Interest rate                  5.00%
Deferred finance fees          (9,000)            -        -            -        (9,000)
                        -------------    ----------    -----   ----------   -----------
Total                   $   1,871,000    $2,396,000    $   -   $        -   $ 4,267,000
                        =============    ==========    =====   ==========   ===========


            EXCHANGE RATE RISK

            During the fiscal years ended June 30, 2004 and 2003, approximately 21.58% and 18.12%, respectively, of Escalon's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. The Company's Sonomed business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2003, the majority of which are transacted in Euros. These expenses were $129,000 and $92,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The Company's Vascular business began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted Euros. These expenses were $90,000 for the fiscal year ended June 30, 2004. Additionally, the Company acquired the majority of Drew on July 23, 2004. Drew has a facility in the United Kingdom, and therefore transacts a portion of its operations in United Kingdom pounds. Consequently, the Company may begin to experience fluctuations, beneficial or adverse, in the valuation of the currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A. CONTROLS AND PROCEDURES

            (a)   Evaluation of Disclosure Controls and Procedures

                        The Company's management, with the participation of the
                  Company's Chief Executive officer and the Senior Vice President of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange
                  Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Senior Vice President of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

            (b)   Internal Control Over Financial Reporting

                        There have not been any changes in the Company's
                  internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
                  Act) during the fourth fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item 10 is incorporated by reference to the Company's proxy statement for the Company's 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item 11 is incorporated by reference to the Company's proxy statement for the Company's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

            The information required by this Item 12 is incorporated by reference to the Company's proxy statement for the Company's 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item 14 is incorporated by reference to the Company's proxy statement for the Company's 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1   (a)   Restated Articles of Incorporation of Registrant. (8)
      (b)   Agreement and Plan of Merger dated as of September 28, 2001 between
            Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2         Bylaws of Registrant. (8)

4.5   (a)   Warrant Agreement between Registrant and U.S. Stock Transfer
            Corporation. (1)
      (b)   Amendment to Warrant Agreement between the Registrant and U.S. Stock
            Transfer Corporation. (2)
      (c)   Amendment to Warrant Agreement between the Registrant and American
            Stock Transfer Corporation. (3)

4.6 Securities Purchase Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.7 Registration Rights Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.8 Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (4)

4.9         Warrant to Purchase Common Stock issued December 31, 1997 to
            Combination. (4)

4.10 Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (4)

4.11 Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company. (4)

10.6 Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998. (6)**

10.7 Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (9)

10.9 Assets Sale and Purchase Agreement between the Registrant and Endologix, Inc. dated January 21, 1999. (5)

10.13 Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.15 Registrant's Amendment and Supplement Agreement and Release between the Registrant and Endologix, Inc. dated February 28, 2001. (10)

10.16       2003 Amendment to Loan Agreement. (12)

10.17       Allonge to the Amended and Restated Term/Time Note. (12)

10.18       Allonge to the Amended and Restated Line of Credit Note. (12)

10.20       PNC Bank, N.A. Letter Agreement dated November 16, 2001. (11)

10.21 PNC Bank, N.A. Amended and Restated Committed Line of Credit Note dated November 16, 2001. (11)

10.22       PNC Bank, N.A. Amended and Restated Time Note dated November 16,
            2001. (11)

10.23       PNC Bank, N.A. Pledge Agreement dated November 16, 2001. (11)

10.24 PNC Bank, N.A. Amended and Restated Security Agreement dated November 16, 2001. (11)

10.29       Registrant's Amended and Restated 1999 Equity Incentive Plan. (13)

10.30 Securities Purchase Agreement dated as of March 16, 2004 (the "Securities Purchase Agreement") between the Company and the Purchasers signatory thereto. (14)

10.31 Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32 Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33 Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004.
            (15)

21          Subsidiaries. (11)

23.1 Consent of Parente Randolph, LLC, independent Registered Public Accounting Firm. (*)

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

--------------
*     Filed herewith

**    Management contract of compensatory plan

(1) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1994.

(3) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1995.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(5) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 1999.

(6)   Filed as an exhibit to the Company's 8-K/A, dated March 31, 2000.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated February 25, 2000 (Registration No. 333-31138).

(8) Filed as an exhibit to the Company's Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9) Filed as an exhibit to the Company's Form 10-K for the year ended June 30, 2001.

(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001.

(11) Filed as an exhibit to the Company's Form 10-K/A for the year ended June 30, 2002.

(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2002.

(13) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2003.

(14) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).

(15) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (REGISTRANT)

Dated: September 28, 2004        By: /s/ Richard J. DePiano
                                     ----------------------
                                        Richard J. DePiano
                                        Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Richard J. DePiano      Chairman and Chief Executive     September 28, 2004
    -----------------------     Officer (Principal Executive
        Richard J. DePiano      Officer) and Director

By: /s/ Harry M. Rimmer         Senior Vice President - Finance  September 28, 2004
    --------------------        (Principal Financial Officer)
        Harry M. Rimmer

By: /s/ Anthony Coppola         Director                         September 28, 2004
    --------------------
        Anthony Coppola

By: /s/ Jay L. Federman, M.D.   Director                         September 28, 2004
    --------------------------
        Jay L. Federman, M.D.

By: /s/ William L.G. Kwan       Director                         September 28, 2004
    ----------------------
        William L.G. Kwan

By: /s/ Lisa Napolitano         Director                         September 28, 2004
    --------------------
        Lisa Napolitano

By: /s/ Jeffrey F. O'Donnell    Director                         September 28, 2004
    -------------------------
        Jeffrey F. O'Donnell

                              ESCALON MEDICAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Independent Registered Public Accounting Firm                                  F-2

Consolidated Balance Sheet at June 30, 2004 and 2003                                     F-3

Consolidated Statement of Income for the years ended June 30, 2004, 2003 and 2002        F-4

Consolidated Statement of Shareholders' Equity for the years ended June 30, 2004, 2003
         and 2002                                                                        F-5

Consolidated Statement of Cash Flows for the years ended June 30, 2004, 2003 and 2002    F-6

Notes to Consolidated Financial Statements                                               F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Escalon Medical Corp.
Wayne, Pennsylvania:

            We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ Parente Randolph, LLC

Philadelphia, Pennsylvania
September 10, 2004, except for
Note 13, as to which the date is
September 22, 2004

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                       June 30,        June 30,
                                                                                         2004            2003
                                                                                     ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 12,601,971    $    298,390
  Accounts receivable, net                                                              2,492,689       2,364,370
  Inventory, net                                                                        1,781,592       1,785,480
  Note receivable                                                                         150,000               -
  Other current assets                                                                    539,508         310,420
                                                                                     ------------    ------------
    Total current assets                                                               17,565,760       4,758,660
                                                                                     ------------    ------------
Long-term note receivable                                                                       -         150,000
Furniture and equipment, net                                                              409,187         516,686
Goodwill                                                                               10,591,795      10,591,795
Trademarks and trade names, net                                                           616,906         616,906
License and distribution rights, net                                                            -          13,138
Patents, net                                                                              172,078         182,811
Other assets                                                                              101,389          60,235
                                                                                     ------------    ------------
  Total assets                                                                       $ 29,457,115    $ 16,890,231
                                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                     $    250,000    $    975,000
  Current portion of long-term debt                                                     1,621,687       1,510,344
  Accounts payable                                                                        499,242         454,711
  Accrued compensation                                                                    908,568         708,231
  Other current liabilities                                                               320,930         222,036
                                                                                     ------------    ------------
    Total current liabilities                                                           3,600,427       3,870,322
Long-term debt, net of current portion                                                  2,396,019       4,080,461
                                                                                     ------------    ------------
    Total liabilities                                                                   5,996,446       7,950,783
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued              -               -
  Common stock, $0.001 par value; 35,000,000 shares authorized; 5,017,122 and
    3,365,359 shares issued and outstanding at June 30, 2004 and 2003
    respectively                                                                            5,018           3,365
  Common stock warrants                                                                 1,601,346               -
  Additional paid-in capital                                                           56,438,903      46,262,411
  Accumulated deficit                                                                 (34,584,598)    (37,326,328)
                                                                                     ------------    ------------
    Total shareholders' equity                                                         23,460,669       8,939,448
                                                                                     ------------    ------------
Total liabilities and shareholders' equity                                           $ 29,457,115    $ 16,890,231
                                                                                     ============    ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                        For the years ended June 30,
                                                                  2004            2003            2002
                                                              ------------    ------------    ------------
Product revenue                                               $ 12,347,922    $ 11,191,493    $ 10,293,051
Other revenue                                                    2,372,845       2,174,537       1,780,881
                                                              ------------    ------------    ------------
Revenues, net                                                   14,720,767      13,366,030      12,073,932
                                                              ------------    ------------    ------------
Costs and expenses:
  Cost of goods sold                                             5,475,703       4,895,574       4,640,325
  Research and development                                         776,496         780,333         554,760
  Marketing, general and administrative                          5,206,067       5,033,852       5,096,994
  Write-down of Povidone Iodine license and
    distribution rights                                                  -         195,950               -
                                                              ------------    ------------    ------------
    Total costs and expenses                                    11,458,266      10,905,709      10,292,079
                                                              ------------    ------------    ------------
Income from operations                                           3,262,501       2,460,321       1,781,853
                                                              ------------    ------------    ------------
Other income and expenses:
  Loss from termination of joint venture                                 -               -         (23,434)
  Equity in income of unconsolidated joint venture                       -               -           8,848
  Interest income                                                   59,072           2,813           2,347
  Interest expense                                                (406,543)       (638,345)       (790,757)
                                                              ------------    ------------    ------------
    Total other income and expenses                               (347,471)       (635,532)       (802,996)
                                                              ------------    ------------    ------------

Income before income taxes                                       2,915,030       1,824,789         978,857
Income taxes                                                       173,300         112,412               -
                                                              ------------    ------------    ------------

Net income                                                    $  2,741,730    $  1,712,377    $    978,857
                                                              ============    ============    ============

Basic net income per share                                    $      0.704    $      0.509    $      0.293
                                                              ============    ============    ============

Diluted net income per share                                  $      0.637    $      0.479    $      0.291
                                                              ============    ============    ============

  Weighted average shares - basic                                3,896,951       3,365,359       3,345,851
                                                              ============    ============    ============
  Weighted average shares - diluted
                                                                 4,304,375       3,573,192       3,360,492
                                                              ============    ============    ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                  Common Stock        Common     Additional                          Total
                              -------------------     Stock        Paid-in        Accumulated    Shareholders'
                               Shares      Amount    Warrants      Capital          Deficit         Equity
                              ---------   -------  ----------   ------------    ---------------  -------------
Balance at June 30, 2001      3,292,184   $ 3,292  $        -   $ 46,121,519    $   (40,017,562) $   6,107,249

Exercise of stock options        53,667        54           -        107,191                  -        107,245
Net income                            -         -           -              -            978,857        978,857
                              ---------   -------  ----------   ------------    ---------------  -------------

Balance at June 30, 2002      3,345,851     3,346           -     46,228,710        (39,038,705)     7,193,351

Common stock issued in
  connection with
  acquisition of trade name      10,000        10           -         15,090                  -         15,100
Exercise of stock options         9,508         9           -         18,611                  -         18,620
Net income                            -         -           -              -          1,712,377      1,712,377

Balance at June 30, 2003      3,365,359     3,365           -     46,262,411        (37,326,328)     8,939,448

Private placement offering      800,000       800   1,601,346      8,185,772                  -      9,787,918
Exercise of stock options       856,412       857           -      2,021,075                  -      2,021,932
Treasury stock retirement        (4,649)       (4)          -        (30,355)                 -        (30,359)
Net income                            -         -           -              -          2,741,730      2,741,730
                              ---------   -------  ----------   ------------    ---------------  -------------

Balance at June 30, 2004      5,017,122   $ 5,018  $1,601,346   $ 56,438,903    $   (34,584,598) $  23,460,669
                              =========   =======  ==========   ============    ===============  =============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Years ended June 30,
                                                                           2004            2003             2002
                                                                       -------------   -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   2,741,730   $   1,712,377        978,857
Adjustments to reconcile net income to net cash
  provided by in operating activities:
    Depreciation and amortization                                            241,453         310,315        215,165
    Loss from termination of joint venture                                         -               -         23,434
    Equity in net income of unconsolidated joint venture                           -               -         (8,848)
    Write-down of license and distribution rights                                  -         195,950              -
    Disposal of furniture and equipment                                            -             927              -
    Change in operating assets and liabilities:
      Accounts receivable, net                                              (128,319)       (270,493)       350,546
      Inventory, net                                                           3,888        (213,413)       116,479
      Other current and long-term assets                                     (39,228)        242,007        194,545
      Accounts payable, accrued and other liabilities                        343,762         193,246        159,012
                                                                       -------------   -------------    -----------
        Net cash provided by operating activities                          3,163,286       2,170,916      2,029,190
                                                                       -------------   -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition costs - Drew Scientific                                       (231,014)              -              -
  Proceeds from unconsolidated joint venture                                       -               -        204,247
  Payment for license and distribution rights                                      -               -        (25,000)
  Purchase of fixed assets                                                   (68,274)        (76,040)       (96,054)
                                                                       -------------   -------------    -----------
        Net cash (used in)/provided by investing activities                 (299,288)        (76,040)        83,193
                                                                       -------------   -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                   153,981         775,000      1,350,000
  Line of credit repayment                                                  (878,981)     (1,050,000)    (1,726,009)
  Principal payments on term loans                                        (1,614,908)     (1,760,932)    (1,630,117)
  Issuance of common stock - private placement                             9,787,918               -              -
  Issuance of common stock - stock options                                 1,991,573          18,620        107,245
  Payment of financing fees                                                        -               -        (73,506)
                                                                       -------------   -------------    -----------
        Net cash provided by (used in) financing activities                9,439,583      (2,017,312)    (1,972,387)
                                                                       -------------   -------------    -----------
        Net increase in cash and cash equivalents                         12,303,581          77,564        139,996

Cash and cash equivalents, beginning of year                                 298,390         220,826         80,830
                                                                       -------------   -------------    -----------
Cash and cash equivalents, end of year                                  $ 12,601,971   $     298,390    $   220,826
                                                                       =============   =============    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                          $     338,155   $     544,155    $   793,005
                                                                       =============   =============    ===========
Income taxes paid                                                      $     173,300   $     112,412    $         -
                                                                       =============   =============    ===========
Issuance of Common Stock for EMS trade name                            $           -   $      15,100    $         -
                                                                       =============   =============    ===========
Restructure of line of credit to long-term debt                        $           -   $   3,000,000    $         -
                                                                       =============   =============    ===========
Transfer of title to assets in settlement of due from joint venture
  Accounts receivable                                                  $           -   $           -    $   126,947
                                                                       =============   =============    ===========
  Inventory                                                            $           -   $           -    $   188,725
                                                                       =============   =============    ===========
  Fixed assets                                                         $           -   $           -    $    62,253
                                                                       =============   =============    ===========

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

            In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to Intralase Corp. ("IntraLase"), in return for an equity interest and future royalties on sales of products relating to the laser technology. IntraLase undertook the responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002, and in June 2004 announced the filing of its Registration Statement for the initial public offering of its common stock.

            To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, Inc. ("Endologix"), formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment. In April 2000, EMI formed a joint venture, Escalon Medical Imaging, LLC with Megavision, Inc. ("Megavision"), a privately held company, to develop and market a camera back for ophthalmic photography. The Company terminated its joint venture with Megavision and commenced operations within its EMI business unit on January 1, 2002.

(2) SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries, Sonomed, Vascular, Pharmaceutical, EMI and Sonomed EMS. All intercompany accounts and transactions have been eliminated.

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

            The carrying amount and estimated fair values of the Company's financial instruments at June 30, 2004 and 2003 are as follows:

                                         June 30, 2004                June 30, 2003
                                -----------------------------   --------------------------
                                  Carrying          Fair          Carrying        Fair
                                   Amount           Value          Amount         Value
                                -------------   -------------   -----------     ----------
Cash and cash equivalents       $  12,601,971   $  12,601,971   $   298,390     $  298,390
Accounts receivable             $   2,492,689   $   2,492,689   $ 2,364,370     $2,364,370
Line of credit                  $     250,000   $     250,000   $   975,000     $  975,000
Accounts payable                $     499,242   $     499,242   $   454,711     $  454,711
Accrued liabilities             $   1,229,498   $   1,229,498   $   930,267     $  930,267
Long-term debt                  $   4,017,706   $   4,017,706   $  ,590,805     $5,590,805

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

      - The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policy and procedures related to the buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

            With respect to additional consideration related to the sale of Silicone Oil by Bausch & Lomb and the licensing of the Company's intellectual laser technology, revenue is recognized upon notification from the other parties of amount earned or upon receipt of royalty payments.

            Provision has been made for estimated sales returns based on historical experience.

            SHIPPING AND HANDLING REVENUES AND COSTS

            Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

            INVENTORIES

            Raw materials/work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                                                    June 30,
                                               2004          2003
                                           -----------   ------------
Raw materials/Work in process              $ 1,419,606   $  1,374,184
Finished goods                                 367,111        475,316
                                           -----------   ------------
                                             1,786,717      1,849,500
Valuation allowance                             (5,125)       (64,020)
                                           -----------   ------------

  Total inventory                          $ 1,781,592   $  1,785,480
                                           ===========   ============

            ACCOUNTS RECEIVABLE

            Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical losses and upon periodic review of individual balances. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts was $121,212 and $261,351 at June 30, 2004 and 2003, respectively.

            FURNITURE AND EQUIPMENT

            Furniture and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the economic useful life of the related assets, which are estimated to be over three to ten years. Depreciation for the years ended June 30, 2004, 2003 and 2002 was $175,773, $183,804 and
$163,807, respectively.

            Furniture and equipment consist of the following at:

                                                              June 30,
                                                      2004               2003
                                                   -----------        ----------
Equipment                                            1,169,504        $1,127,444
Furniture and fixtures                                  62,168            53,934
Leasehold improvements                                 113,081            95,101
                                                   -----------        ----------
                                                     1,344,753         1,276,479
Less:  Accumulated depreciation and amortization      (935,566)         (759,793)
                                                   -----------        ----------
                                                   $   409,187        $  516,686
                                                   ===========        ==========

            LONG-LIVED ASSETS

            Management assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds it estimated fair value.

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

            SFAS 123 establishes an alternate method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                                                    Year Ended June 30,
                                                           2004           2003           2002
                                                       ------------   ------------    -----------
Net Income, as reported                                $  2,741,730   $  1,712,377    $   978,857
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects               (406,357)      (145,110)      (188,883)
                                                       ------------   ------------    -----------
Pro forma net income                                   $  2,335,373   $  1,567,267    $   789,974
                                                       ============   ============    ===========
Earnings per share:
  Basic - as reported                                  $      0.704   $      0.509    $     0.293
                                                       ============   ============    ===========
  Basic - pro forma                                    $      0.599   $      0.466    $     0.236
                                                       ============   ============    ===========
  Diluted - as reported                                $      0.637   $      0.479    $     0.291
                                                       ============   ============    ===========
  Diluted - pro forma                                  $      0.543   $      0.439    $     0.235
                                                       ============   ============    ===========

            The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS No. 123, the estimated per share value of the options granted during the fiscal years ended June 30, 2004, 2003 and 2002 was $6.94, $0.84 and $1.09, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk-free interest ranging between 4.00% and 4.25%; and expected lives of 10 years. The volatility assumption is based on the volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historical volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its options.

            RESEARCH AND DEVELOPMENT

            All research and development costs are charged to operations as incurred.

            ADVERTISING COSTS

            Advertising costs are charged to operations as incurred. Advertising expense for the three years ended June 30, 2004, 2003 and 2002 was $35,439, $25,466 and $37,959, respectively.

            NET INCOME PER SHARE

            The Company follows Financial Accounting Standard Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                           Year Ended June 30,
                                                  2004           2003           2002
                                               -----------    -----------    -----------
Numerator:
  Numerator for basic and diluted
    earnings per share:
  Net income                                   $ 2,741,730    $ 1,712,377    $   978,857
                                               -----------    -----------    -----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares              3,896,951      3,365,359      3,345,851
  Effect of dilutive securities:
    Stock options and warrants                     407,424        207,833         14,641
                                               -----------    -----------    -----------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                           4,304,375      3,573,192      3,360,492
                                               -----------    -----------    -----------
Basic earnings per share                       $     0.704    $     0.509    $     0.293
                                               ===========    ===========    ===========
Diluted earnings per share                     $     0.637    $     0.479    $     0.291
                                               ===========    ===========    ===========

            As of June 30, 2004, 120,000 warrants to purchase shares of Escalon Common Stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company's common stock for the year ended June 30, 2004, thus making the warrants antidilutive. See Note 13 for common shares issued to Drew Scientific Group, PLC Shareholders.

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

(3) INTANGIBLE ASSETS

            ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

            In connection with the acquisition of assets of EOI assets (see Company overview in Part I of this Form 10-K), a portion of the purchase price was allocated to certain license and distribution agreements. This cost allocation was based on an evaluation by management, with such costs being amortized over an eight-year period (which terminated in January 2004) using the straight-line method. Additionally, Escalon's decision to abandon Povidone Iodine caused the Company to write-off $195,950 relating to license and distribution rights in March 2003.

            Accumulated amortization of license and distribution rights was $180,182 and $167,044 at June 30, 2004 and 2003, respectively. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $13,138, $37,900 and $40,625, respectively.

            PATENTS

            It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $122,139 and $111,406 at June 30, 2004 and 2003, respectively. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $10,733, $10,733 and $10,733, respectively.

            GOODWILL, TRADEMARKS AND TRADE NAMES

            Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix and Sonomed acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

            In accordance with SFAS 142, effective July 1, 2001, Escalon discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives will continue to be amortized over their useful lives. Management evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal year subsequent to July 1, 2001. Management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. Management made this conclusion after evaluating the discounted cash flow of each of its business units. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis.

            The following table presents intangible assets by business unit as of June 30, 2004 and 2003:

                                               Adjusted
                  Gross                          Gross
                 Carrying                      Carrying       Accumulated     Net Carrying
                  Amount       Impairment       Amount        Amortization        Value
              ------------     ----------    ------------    -------------    ------------
GOODWILL
Sonomed       $ 10,547,488     $        -    $ 10,547,488    $  (1,021,938)   $  9,525,550
Vascular         1,149,813              -       1,149,813         (208,595)        941,218
Medical/Trek       272,786              -         272,786         (147,759)        125,027
Sonomed EMS              -              -               -                -               -
              ------------     ----------    ------------    -------------    ------------
Total         $ 11,970,087     $        -    $ 11,970,087    $  (1,378,292)   $ 10,591,795
              ============     ==========    ============    =============    ============

                                                         Adjusted
                              Gross                       Gross
                            Carrying                     Carrying      Accumulated     Net Carrying
                              Amount       Impairment     Amount       Amortization        Value
                            ---------      ----------   ---------      ------------    ------------
UNAMORTIZED INTANGIBLE
  ASSETS
Sonomed                     $ 665,000      $        -   $ 665,000      $    (63,194)   $    601,806
Vascular                            -               -           -                 -               -
Medical/Trek                        -               -           -                 -               -
Sonomed EMS                    15,100               -      15,100                 -          15,100
                            ---------      ----------   ---------      ------------    ------------
Total                       $ 680,100      $        -   $ 680,100      $    (63,194)   $    616,906
                            =========      ==========   =========      ============    ============

      The following table presents intangible assets by business unit as of June 30, 2004:

                                                        Adjusted
                              Gross                       Gross
                            Carrying                    Carrying       Accumulated     Net Carrying
                             Amount        Impairment     Amount       Amortization        Value
                            ---------      ----------   ---------      ------------    ------------
AMORTIZED INTANGIBLE
 ASSETS PATENTS
Sonomed                     $       -      $        -   $       -      $          -    $          -
Vascular (pending issuance)    36,916               -      36,916                 -          36,916
Medical/Trek                  257,301               -     257,301          (122,139)        135,162
Sonomed EMS                         -               -           -                 -               -
                            ---------      ----------   ---------      ------------    ------------
Total                       $ 294,217      $        -   $ 294,217      $   (122,139)   $    172,078
                            =========      ==========   =========      ============    ============
LICENSE AND DISTRIBUTION
 RIGHTS
Sonomed                     $       -      $        -   $       -      $          -    $          -
Vascular                            -               -           -                 -               -
Medical/Trek                  180,182               -     180,182          (180,182)              -
Sonomed EMS                         -               -           -                 -               -
                            ---------      ----------   ---------      ------------    ------------
Total                       $ 180,182      $        -   $ 180,182      $   (180,182)   $          -
                            =========      ==========   =========      ============    ============

            The following table presents intangible assets by business unit as of June 30, 2003:

                                                              Adjusted
                                 Gross                          Gross
                                Carrying                      Carrying       Accumulated     Net Carrying
                                 Amount       Impairment       Amount        Amortization        Value
                                --------      ----------      --------       ------------    ------------
AMORTIZED INTANGIBLE
ASSETS PATENTS
Sonomed                        $       -      $        -      $      -       $          -    $          -
Vascular (pending issuance)       36,916               -        36,916                  -          36,916
Medical/Trek                     257,301               -       257,301           (111,406)        145,895
Sonomed EMS                            -               -             -                  -               -
                               ---------      ----------      --------       ------------    ------------
Total                          $ 294,217      $        -      $294,217       $  ( 111,406)   $    182,811
                               =========      ==========      ========       ============    ============
 LICENSE AND DISTRIBUTION
  RIGHTS
Sonomed                        $       -      $        -      $      -       $          -    $          -
Vascular                               -               -             -                  -               -
Medical/Trek                     180,182               -       180,182           (167,044)         13,138
Sonomed EMS                            -               -             -                  -               -
                               ---------      ----------      --------       ------------    ------------
Total                          $ 180,182      $        -      $180,182       $   (167,044)   $     13,138
                               =========      ==========      ========       ============    ============

            Amortization expense, relating entirely to patents, is estimated to be $10,733 per year for each of the next five fiscal years.

(4) NOTE RECEIVABLE

            Escalon entered into an agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that is due in May 2005.

(5) LINE OF CREDIT AND LONG-TERM DEBT

            On December 23, 2002, a privately held fund (the "lender") acquired the Company's bank debt, which consisted of outstanding term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit. On February 13, 2003, the Company entered into an Amended Loan Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original loan agreement.

            As of June 30, 2004, the amount outstanding under the term loan and line of credit were $3,896,019 and $250,000, respectively. At June 30, 2004, the variable interest rates applicable to the term loan and line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at June 30, 2004 was 4.00%. The $3,896,019 term loan balance includes a $2,396,000 balloon payment that is due on September 1, 2005. The Company paid $100,000 in finance fees on January 14, 2000, when this debt was originally incurred. The finance fees are being amortized over the life of the loans using the effective interest method.

            On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to the amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, a note in the amount of $717,558, payable in 11 quarterly installments that commenced on April 15, 2002 and the Company issued 50,000 shares of its Common Stock to Endologix.

            As of June 30, 2004, the amount outstanding under the Endologix term loan was $130,461 and the interest rate applicable to the loan was 5.00%.

            The following table illustrates future principal amortization through June 2006 under each of the Company's loan agreements as of June 30, 2004:

                          Private Group      Endologix         Deferred
Year Ending June 30,        Term Loan        Term Loan       Finance Fees       Total
--------------------      -------------      ---------       ------------    -----------
       2005               $   1,500,000      $ 130,000       $     (9,000)   $ 1,621,000
       2006                   2,396,000              -                  -      2,396,000
                          -------------      ---------       ------------    -----------
                          $   3,896,000      $ 130,000       $     (9,000)   $ 4,017,000
                          =============      =========       ============    ===========

(6) CAPITAL STOCK TRANSACTIONS

            STOCK OPTION PLANS

            As of June 30, 2004, Escalon had in effect seven employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 866,035 shares of the Company's Common Stock remain available for issuance as of June 30, 2004. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and is exercisable over a period no longer than 10 years after the grant date. As of June 30, 2004, options to purchase 618,706 shares of the Company's Common Stock were outstanding, 419,152 were exercisable and 247,329 were reserved for future grants.

            The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2004, 2003 and 2002:

                                      2004                        2003                         2002
                            --------------------------  --------------------------   -------------------------
                            Common        Weighted       Common        Weighted       Common       Weighted
                             Stock         Average        Stock         Average        Stock        Average
                            Options    Exercise Price    Options    Price Exercise    Options   Price Exercise
                            ---------  ---------------  ---------   --------------   ---------  --------------
Outstanding at beginning
  of year                   1,313,367  $         2.301  1,153,458   $        2.385   1,090,000  $        2.301

  Granted                     166,200  $         6.940    172,750   $        1.450     171,750  $        2.674
  Exercised                  (856,412) $         2.361     (9,508)  $        1.958     (53,667) $        1.998
  Forfeited                    (4,449) $         1.684     (3,333)  $        1.601     (54,625) $        2.008
                            ---------  ---------------  ---------   --------------   ---------  --------------
Outstanding at end
  of year                     618,706  $         3.395  1,313,367   $        2.301   1,153,458  $        2.385

Exercisable at end of
  year                        419,152                   1,125,796                      976,765
                            =========                   =========                    =========

Weighted average fair
 value of options granted
  during year                          $         6.940              $        0.840              $        1.090

      The following table summarizes information about stock options outstanding at June 30, 2004:

                                       Weighted
                       Number          average        Weighted         Number         Weighted
                     outstanding       remaining       average     exercisable at      average
Range of exercise    at June 30,      contractual     exercise        June 30,         exercise
     prices             2004         life (years)       price           2004            price
     ------             ----         ------------       -----           ----            -----
 1.45 to 2.18          154,731          6.49          $  1.80          92,825         $   1.97
 2.19 to 3.29          297,925          5.92          $  2.47         262,119         $   2.44
 3.30 to 4.95           25,000          5.75          $  4.31          21,250         $   4.31
 4.96 to 6.94          141,050          9.42          $  6.94          42,958         $   6.94

      SALE OF COMMON STOCK AND WARRANTS

      On March 17, 2004, the Company completed a $10,400,000 private placement of Common Stock and Common Stock purchase warrants to accredited and institutional investors. The Company sold 800,000 shares of its Common Stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of Common Stock at an exercise price of $15.60 per share. The warrants cannot be exercised for 181 days from the private placement date and expire on September 13, 2009, if not exercised. The securities were sold pursuant to the exemptions from registration of Rule 506 of Regulation D and
Section 4(2) under the Securities Act of 1933. The Company has subsequently filed a registration statement with the Securities and Exchange Commission, declared effective on April 20, 2004, to register all of the Common Stock issued in conjunction with this private placement and Common Stock purchasable upon exercise of the warrants.

      The net proceeds to the Company from the offering, after costs associated with the offering, of $9,787,908, have been allocated among Common Stock and warrants based on their relative fair values. The Company used the Black-Sholes pricing model to determine the fair value of the warrants to be $1,601,346.

(7)   INCOME TAXES

      The provision for income taxes for the years ended June 30, 2004, 2003 and 2002 consist of the following:

                                                2004         2003         2002
                                                ----         ----         ----
Current income tax provision
  Federal                                   $    30,748  $         -   $       -
  State                                         142,552      112,412           -
                                            -----------  -----------   ---------
                                                173,300      112,412           -
                                            -----------  -----------   ---------
Deferred income tax provision (benefit)
  Federal                                       342,915    3,070,701    (324,875)
  State                                        (363,580)     722,518      76,441
  Change in valuation allowance                  20,665   (3,793,219)    248,434
                                            -----------  -----------   ---------
                                                      -            -           -
                                            -----------  -----------   ---------
Income tax expense                          $   173,300  $   112,412   $       -
                                            ===========  ===========   =========

      Income taxes as a percentage of income for the years ended June 30, 2004, 2003 and 2002 differs from the statutory federal income tax rate due to the following:

                                                2004         2003         2002
                                             ----------   ----------    --------
Statutory federal income tax rate               34.0%        34.0%        34.0%
State income taxes, net of federal
  income tax impact                              4.9%         6.2%        (6.2)%
Change in valuation allowance                  (34.0)%      (34.0)%      (27.8)%
Other                                            1.1%         0.0%         0.0%
                                             ----------   ----------    --------
Effective income tax rate                        6.0%         6.2%         0.0%
                                             ==========   ==========    ========

      As of June 30, 2004, the Company had deferred income tax assets of $13,197,238. The deferred income tax assets have been reduced by a $13,197,238 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

      The components of the net deferred tax income tax assets and liabilities as of June 30, 2004 and 2003 are as follows:

                                                     2004              2003
                                                     ----              ----
Deferred income tax assets:
  Net operating loss carryforward                $ 11,513,579      $ 12,988,019
  Stock options                                     1,999,931      $          -
  General business credit                             450,199           562,000
  Allowance for doubtful accounts                      50,909           109,767
  Accrued vacation                                     78,626            66,482
  Inventory reserve                                     2,153            26,888
  Warranty reserve                                      8,163            14,913
                                                 ------------      ------------
  Total deferred income tax assets                 14,103,560        13,768,069
  Valuation allowance                             (13,197,238)      (13,217,903)
                                                 ------------      ------------
                                                      906,322           550,166
                                                 ------------      ------------
Deferred income tax liabilities:
  Accelerated depreciation                            (43,538)          (43,596)
  Accelerated amortization                           (862,784)         (506,570)
                                                 ------------      ------------
  Total deferred income tax liabilities              (906,322)         (550,166)
                                                 ------------      ------------
                                                 $          -      $          -
                                                 ============      ============

      As of June 30, 2004, the Company had a valuation allowance of $13,197,238, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by Escalon. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carryforwards of approximately $33,423,000 and $1,550,000, respectively, of which $22,263,000 and $1,399,000, respectively, will expire over the next five years and $11,160,000 and $151,000 respectively, will expire in years six through 20.

      The Company continues to monitor the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Escalon's income tax provision and management's assessment of the realizability of the Company's deferred tax assets involve significant judgments and estimates. If taxable income expectations change, in the near term the Company may be required to reduce the valuation allowance which would result in a material benefit to the Company results of operations in the period in which the benefit is determined by the Company.

(8)   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The Company has also entered into an agreement whereby the Company is obligated to purchase a contracted minimum amount of product from the other party to the agreement. The future minimum payments to be paid under these arrangements as of June 30, 2004 are as follows:

                                LEASE              PURCHASE
YEAR ENDING JUNE 30,         OBLIGATIONS          COMMITMENT          TOTAL
--------------------        --------------       ------------      ------------
2005                        $      440,779       $  1,050,000      $  1,490,779
2006                               418,217                  -           418,217
2007                               432,246                  -           432,246
2008                               302,571                  -           302,571
2009                               263,941                  -           263,941
 Thereafter                        650,475                  -           650,475
                            --------------       ------------      ------------
 Total                      $    2,508,229       $  1,050,000      $  3,558,229
                            ==============       ============      ============

      Rent expense charged to operations during the years ended June 30, 2004, 2003 and 2002 was $386,276, $360,484 and $338,540, respectively.

      CONTINGENCIES

      On June 10, 2004, Escalon provided notice to Intralase of the Company's intention to terminate the license agreement with Intralase due to deficiencies in the payment of certain royalties that the Company believes are due under the license agreement. On June 21, 2004, Intralase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with Intralase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by Intralase and Escalon, the same district court entered a stipulation and order to delay the requested hearing on the preliminary injunction until November 1, 2004. The Company does not believe that the resolution of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

      Furthermore, Escalon, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

(9)   RETIREMENT PLANS

      Escalon adopted a 401(k) retirement plan effective January 1, 1994. Escalon employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary and no contributions have been made since the plan's inception.

      On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Escalon's contribution for the fiscal years ended June 30, 2004, 2003 and 2002 was $27,703, $37,287 and $40,906, respectively.

(10) SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

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

      LICENSING OF LASER TECHNOLOGY

      In October 1997, Escalon licensed its intellectual laser properties to Intralase in exchange for an equity interest in Intralase. The material terms of the license are that in exchange for licensing the Company's laser patents, which expire in 2014, the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments.

      The license was dated October 23, 1997, was amended and restated in October 2000 and expires on the latest of the following events:

      -     The last to expire of the laser patents;

      - ten years from the effective date of the amended and restated agreement; or

      -     the fifth anniversary date of the first commercial sale.

            The material termination provisions of the license are as follows:

      - The Company has the right to terminate if the licensee defaults in the payment of any royalty;

      - The Company has the right to terminate if the licensee defaults in the making of any required report;

      - The Company has the right to terminate if the licensee makes any false report;

      - The Company has the right to terminate if the licensee commits any material breach of any covenant or promise under the license agreement; or

      - The licensee has the right to terminate after 90 days notice (if the licensee were to terminate, the licensee would not be permitted to utilize the licensed technology necessary to manufacture its core products).

Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $-0-. In December 1999, Intralase received its first 510(k) approval from the FDA. Intralase began selling its products in calendar 2002.

      OTHER REVENUE

      Other revenue includes quarterly payments from Bausch & Lomb in connection with the sale of the Silicone Oil product line as well as royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology. For the fiscal years ended June 30, 2004, 2003 and 2002, Silicone Oil revenue totaled $1,941,000, $1,858,000 and $1,754,000, respectively, and laser technology revenues totaled $432,000, $316,000 and $27,000, respectively. At June 30, 2004 and 2003, accounts receivable related to other revenue was $459,000 and $511,000, respectively.

(11)  SEGMENTAL REPORTING

      During the fiscal years ended June 30, 2004 and 2003, Escalon's operations were classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

    SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - YEARS ENDED JUNE 30,

                                         Sonomed                            Vascular                         Medical/Trek
                              2004        2003        2002        2004        2003        2002        2004       2003       2002
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Product revenue             $  7,597    $  6,495    $  6,071    $  3,055    $  2,761    $  2,634    $  1,447   $  1,502   $  1,321
Other revenue                      -           -           -           -           -           -       2,373      2,175      1,781
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Total revenue                  7,597       6,495       6,071       3,055       2,761       2,634       3,820      3,677      3,102
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Costs and expenses:
Cost of goods sold             3,076       2,524       2,704       1,381       1,195         988         911        961        838
Operating expenses             3,255       3,004       2,624       1,662       1,539       1,589         835      1,018      1,269
Write-down of license
  and distribution rights          -           -           -           -           -           -           -        196          -
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Total costs and expenses       6,331       5,528       5,328       3,043       2,734       2,577       1,746      2,175      2,107
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Income from operations         1,266         967         743          12          27          57       2,074      1,502        995
Other income/expenses:
Equity in JV gain                  -           -           -           -           -           -           -          -          -
Termination of JV                  -           -           -           -           -           -           -          -          -
Interest income                    -           -           -           -           -           -          59          3          2
Interest expense                (395)       (611)       (743)        (12)        (27)        (48)          -          -          -
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Total other income and
  expenses                      (395)       (611)       (743)        (12)        (27)        (48)         59          3          2
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Income before taxes              871         356           -           -           -           9       2,133      1,505        997
Income taxes                       -           -           -           -           -           -         173        112          -
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Net income (loss)           $    871    $    356    $      -    $      -    $      -    $      9    $  1,960   $  1,393   $    997
                            ========    ========    ========    ========    ========    ========    ========   ========   ========
Depreciation/Amortization   $     24    $     19    $     16    $     44    $     41    $     45    $    157   $    226   $    154
Assets                      $ 12,562    $ 12,198    $ 11,988    $  2,142    $  2,256    $  2,465    $ 14,537   $  2,071   $  2,163
Expenditures for
   long-lived assets        $      5    $     34    $     22    $     14    $     16    $      -    $     50   $     26   $     74

                                           EMI                          Total
                              2004        2003        2002        2004        2003        2002
                            --------    --------    --------    --------    --------    --------
Product revenue             $    249    $    433    $    267    $ 12,348    $ 11,191    $ 10,293
Other revenue                      -           -           -       2,373       2,175       1,781
                            --------    --------    --------    --------    --------    --------
Total revenue                    249         433         267      14,721      13,366      12,074
                            --------    --------    --------    --------    --------    --------
Costs and expenses:
Cost of goods sold               108         216         110       5,476       4,896       4,640
Operating expenses               230         254         170       5,982       5,814       5,652
Write-down of license
  and distribution rights          -           -           -           -         196           -
                            --------    --------    --------    --------    --------    --------
Total costs and expenses         338         470         280      11,458      10,906      10,292
                            --------    --------    --------    --------    --------    --------
Income from operations           (89)        (37)        (13)      3,263       2,460       1,782
Other income/expenses:
Equity in JV gain                  -           -           8           -           -           8
Termination of JV                  -           -         (23)          -           -         (23)
Interest income                    -           -           -          59           3           2
Interest expense                   -           -           -        (407)       (638)       (791)
                            --------    --------    --------    --------    --------    --------
Total other income and
  expenses                         -           -         (15)       (348)       (635)       (804)
                            --------    --------    --------    --------    --------    --------
Income before taxes              (89)        (37)        (28)      2,915       1,825         978
Income taxes                       -           -           -         173         112           -
                            --------    --------    --------    --------    --------    --------
Net income (loss)           $    (89)   $    (37)   $    (28)   $  2,742    $  1,713    $    978
                            ========    ========    ========    ========    ========    ========

Depreciation/Amortization   $     16    $     24    $      -    $    241    $    310    $    215
Assets                      $    216    $    365    $    296    $ 29,457    $ 16,890    $ 16,912
Expenditures for
   long-lived assets        $      -    $      -    $      -    $     68    $     76    $     96

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

      During the fiscal year ended June 30, 2004, Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenue derived from Bausch & Lomb's sale of Silicone Oil and from royalty revenue related to Intralase's licensing of the Company's intellectual laser technology. EMI derived its revenue from the sale of the CFA digital imaging system and related products.

      During the fiscal years ended June 30, 2004 and 2003, there was one entity, Bausch & Lomb, from whom Escalon derived greater than 10 percent of consolidated net revenue. Revenue from Bausch & Lomb was $2,622,000, or 17.81% of consolidated net revenue during the year ended June 30, 2004, and was $2,525,000, or 18.89% of consolidated net revenue during the year ended June 30, 2003. This revenue is recorded in the Medical/Trek business unit. Of the external revenue reported above, $2,941,000, $194,000, $42,000 and $-0- were derived internationally in Sonomed, Vascular, Medical/Trek and EMI, respectively during the fiscal year ended June 30, 2004; and $2,175,000, $170,000, $45,000 and $32,000 were derived internationally in Sonomed, Vascular, Medical/Trek and EMI, respectively during the fiscal year ended June 30, 2003.

(12)  QUARTERLY DATA

    (UNAUDITED)                             FIRST         SECOND           THIRD         FOURTH             FULL
                                           QUARTER        QUARTER         QUARTER        QUARTER            YEAR
                                           -------        -------         -------        -------          --------
YEAR ENDED JUNE 30,
2004
 Total revenue                             $ 3,412        $ 3,757         $ 3,613        $ 3,939          $ 14,721
 Gross profit                                2,199          2,507           2,248          2,291             9,245
 Net income                                    623            821             739            559             2,742
 Basic net income per share (a)            $ 0.185        $ 0.243         $ 0.192        $ 0.111          $  0.704
 Diluted net income per share (a)          $ 0.154        $ 0.196         $ 0.172        $ 0.103          $  0.637

2003
 Total revenue                             $ 3,008        $ 3,268         $ 3,386        $ 3,704          $ 13,366
 Gross profit                                1,929          1,989           2,208          2,344             8,470
 Net income                                    258            348             455            651             1,712
 Basic net income per share (a)            $ 0.077        $ 0.103         $ 0.136        $ 0.194          $  0.509
 Diluted net income per share (a)          $ 0.076        $ 0.103         $ 0.133        $ 0.182          $  0.479

(a) Each quarterly amount is based on separate calculations of weighted average shares outstanding.

(13) SUBSEQUENT EVENT - ACQUISITION OF THE MAJORITY OF SHARES OF DREW SCIENTIFIC GROUP PLC

      As of July 23, 2004, Escalon acquired 67.03% of the outstanding ordinary shares of Drew Scientific Group PLC ("Drew"), a United Kingdom company with manufacturing operations in Connecticut and Texas, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew; and through September 22, 2004, has acquired approximately 94% of the Drew shares. Escalon expects to acquire the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. The Company offered 900,000 shares of Escalon Common Stock in exchange for all of the ordinary shares of Drew; as of September 22, 2004, the Company had issued 897,886 common shares to Drew Shareholders. The Company will determine its purchase price upon acquisition of all of the outstanding shares of Drew; the per share price will be based on an average market price for the period two days before and after July 23, 2004.
Due to the fact that the Company has not yet acquired all of the outstanding shares of Drew, the purchase price allocation has not been finalized. The results of operations of Drew will be included in the consolidated results of the combined Company from July 24, 2004 forward. Escalon, in March 2004, had raised approximately $9,788,000 in a private placement offering (Note 6), thereby providing the Company with flexibility to invest in a broader range of expansion opportunities; Escalon management view the Drew acquisition a such an opportunity, since approximately 70% of Drew's sales are derived in the United States.

      Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology. In addition, Drew supplies other diagnostic systems, which perform other blood component tests. Escalon expects to operate and report Drew as a separate business segment.

      Escalon is aware of two lawsuits involving Drew. The first lawsuit involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed for breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The district court granted in part and denied in part both defendants' Motion for Summary Judgment and Motion to Dismiss. Both parties have appealed the decision. The Company does not believe that the resolution of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.