Form 10-Q
period 2004-09-30
ESCALON MEDICAL CORP
filed 2004-11-22
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

( ) Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from ________ to________

                         COMMISSION FILE NUMBER 0-20127

                         ------------------------------

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)

         PENNSYLVANIA                                           33-0272839
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                             Identification Number)

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

     At November 8, 2004, 5,858,808 shares of common stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

       Item 1.   Condensed Consolidated Financial Statements                                       2

                 Condensed Consolidated Balance Sheet as of September 30, 2004
                 (Unaudited) and June 30, 2004                                                     2

                 Condensed Consolidated Statement of Operations for the three-month
                 periods ended September 30, 2004 and 2003 (Unaudited)                             3

                 Condensed Consolidated Statement of Cash Flows for the three-month
                 periods ended September 30, 2004 and 2003 (Unaudited)                             4

                 Condensed Consolidated Statement of Shareholders' Equity for the
                 three-month period ended September 30, 2004 (Unaudited)                           5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                  6

       Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            18

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       35

       Item 4.   Controls and Procedures                                                          36

PART II. OTHER INFORMATION

       Item 1.   Legal Proceedings                                                                37

       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                      38

       Item 5.   Other Information                                                                38

       Item 6.   Exhibits                                                                         38

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                          September 30,         June 30,
                                                                                             2004                 2004
                                                                                          ------------         ------------
ASSETS                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                                               $  5,862,212         $ 12,601,971
  Accounts receivable, net                                                                   4,469,782            2,492,689
  Inventory, net                                                                             4,633,113            1,781,592
  Note receivable                                                                              150,000              150,000
  Other current assets                                                                       1,186,054              539,508
                                                                                          ------------         ------------
    Total current assets                                                                    16,301,161           17,565,760
                                                                                          ------------         ------------
Furniture and equipment, net                                                                 1,236,606              409,187
Goodwill                                                                                    19,214,098           10,591,795
Trademarks and trade names, net                                                                616,906              616,906
Patents, net                                                                                   615,942              172,078
Other assets                                                                                   154,459              101,389
                                                                                          ------------         ------------
  Total assets                                                                            $ 38,139,172         $ 29,457,115
                                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                          $  1,187,027         $    250,000
  Current portion of long-term debt
                                                                                               221,668            1,621,687
  Accounts payable                                                                           1,798,502              499,242
  Accrued expenses                                                                           3,910,326            1,229,498
                                                                                          ------------         ------------
    Total current liabilities                                                                7,117,523            3,600,427
Long-term debt, net of current portion                                                         594,214            2,396,019
                                                                                          ------------         ------------
    Total liabilities                                                                        7,711,737            5,996,446

Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
  Common stock, $0.001 par value; 35,000,000 shares authorized; 5,858,808 and
    5,017,122 shares issued and outstanding at September 30, 2004 and June 30,
    2004, respectively                                                                           5,860                5,018
  Common stock warrants                                                                      1,601,346            1,601,346
  Additional paid-in capital                                                                63,270,984           56,438,903
  Accumulated deficit                                                                      (34,468,699)         (34,584,598)
  Accumulated other comprehensive income                                                        17,944                   --
                                                                                          ------------         ------------
    Total shareholders' equity                                                              30,427,435           23,460,669
                                                                                          ------------         ------------
Total liabilities and shareholders' equity                                                $ 38,139,172         $ 29,457,115
                                                                                          ============         ============


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                             September 30,
                                                     -------------------------------
                                                         2004                2003
                                                     -----------         -----------
Product revenue                                      $ 4,636,457         $ 2,841,127
Other revenue                                            655,704             570,515
                                                     -----------         -----------
Revenues, net                                          5,292,161           3,411,642
                                                     -----------         -----------

Costs and expenses:
  Cost of goods sold                                   2,671,348           1,212,799
  Research and development                               315,762             207,130
  Marketing, general and administrative                2,182,487           1,214,196
                                                     -----------         -----------
    Total costs and expenses                           5,169,597           2,634,125
                                                     -----------         -----------

Income from operations                                   122,564             777,517
                                                     -----------         -----------

Other income and expenses:

  Equity in Ocular Telehealth Management, LLC            (29,201)                 --
  Interest income                                         32,092                 679
  Interest expense                                         3,413            (118,559)
                                                     -----------         -----------
    Total other income and expenses                        6,304            (117,880)
                                                     -----------         -----------
Income before income taxes                               128,868             659,637
Income taxes                                              12,969              36,481
                                                     -----------         -----------

Net income                                           $   115,899         $   623,156
                                                     ===========         ===========
Basic net income per share                           $     0.021         $     0.185
                                                     ===========         ===========
Diluted net income per share                         $     0.019         $     0.154
                                                     ===========         ===========
  Weighted average shares - basic                      5,564,469           3,365,359
                                                     ===========         ===========
  Weighted average shares - diluted                    6,141,958           4,049,298
                                                     ===========         ===========


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                              2004                 2003
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    115,899         $    623,156
Adjustments to reconcile net income to net cash (used in)/
  provided by operating activities:

    Depreciation and amortization                                               91,885               64,377
    Loss of Ocular Telehealth Management, LLC                                   29,201                   --
    Change in operating assets and liabilities:

      Accounts receivable, net                                                (552,060)             295,361
      Inventory, net                                                          (294,289)             (72,715)
      Other current and long-term assets                                      (306,952)              (6,630)
      Accounts payable, accrued and other liabilities                       (1,018,470)            (256,801)
                                                                          ------------         ------------
        Net cash (used in)/provided by operating activities                 (1,934,786)             646,748
                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Drew, net of cash                                                295,373                   --

  Investment in Ocular Telehealth Management, LLC                             (130,000)                  --
                                                                                               ------------
  Purchase of fixed assets                                                     (39,773)             (15,685)
                                                                          ------------         ------------
        Net cash (used in)/provided by investing activities                    125,600              (15,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit repayment                                                    (669,269)            (500,000)
  Principal payments on term loans                                          (4,258,754)            (365,233)
                                                                          ------------         ------------
        Net cash provided by/(used in) financing activities                 (4,928,023)            (865,233)
                                                                          ------------         ------------

        Effect of exchange rate changes on cash & cash equivalents              (2,551)                  --
        Net decrease in cash and cash equivalents                           (6,739,760)            (234,170)
Cash and cash equivalents, beginning of period                              12,601,971              298,390
                                                                          ------------         ------------
Cash and cash equivalents, end of period                                  $  5,862,211         $     64,220
                                                                          ============         ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                             $    208,019         $    130,670
                                                                          ============         ============
Income taxes                                                              $    184,300         $     92,000
                                                                          ============         ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INFORMATION:
Accounts receivable                                                          1,433,324                   --
Inventory                                                                    2,562,848                   --
Other current assets                                                           577,140                   --
Furniture and equipment                                                        868,839                   --
Patents                                                                        461,779                   --
Other long-term assets                                                         264,530                   --
Line of credit                                                               1,617,208                   --
Current liabilities                                                          4,548,746                   --
Liability for shares reserved
  for future exchange                                                          597,019                   --
Long-term debt                                                                 767,165                   --
Exchange of common stock                                                     6,833,420                   --


            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                                     Accumulated
                                     Common Stock        Common       Additional                       Other         Total
                                 -------------------      Stock         Paid-in      Accumulated    Comprehensive  Shareholders'
                                   Shares     Amount     Warrants       Capital        Deficit         Income         Equity
                                 ---------    ------    ----------    -----------    ------------   ------------   -------------
Balance at June 30, 2004         5,017,122    $5,018    $1,601,346    $56,438,903    $(34,584,598)    $     --      $23,460,669


Acquisition of Drew                841,686       842            --      6,832,081              --           --        6,832,923
Foreign currency translation
                                        --        --            --             --              --       17,944           17,944
Net income
                                        --        --            --             --         115,899           --          115,899
                                 ---------    ------    ----------    -----------    ------------     --------      -----------
Balance at September 30, 2004    5,858,808    $5,860    $1,601,346    $63,270,984    $(34,468,699)    $ 17,944      $30,427,435
                                 =========    ======    ==========    ===========    ============     ========      ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) instrumentation and consumables for use in human and veterinary hematology; (3) instrumentation and consumables for the diagnosing and monitoring of diabetes; and (4) vascular access devices.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company."

     Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

2.   ACQUISITION OF DREW SCIENTIFIC GROUP, PLC

     On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew Scientific Group Plc ("Drew"), a United Kingdom Company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. As of September 30, 2004, Escalon had acquired approximately 94% of their ordinary shares of Drew. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. The results of Drew's operations have been included in the consolidated financial statements since July 23, 2004, the date on which Escalon acquired approximately 67% of the outstanding ordinary shares of Drew.

     Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests. Escalon expects to operate Drew as a wholly owned separate business segment.

     The aggregate purchase price of Drew was $7,857,644, net of acquired cash of $295,373, consisting of direct acquisition costs of $722,578, consisting primarily of investment banking, legal and accounting fees that are directly related to the acquisition of Drew, and 900,000 shares of Escalon common stock valued at $7,430,439. The value of the 900,000 shares issued was based on the market price on the dates of consummation and merger. The remaining shares to be exchanged were recorded as a liability.

     The following table summarizes the preliminary purchase price allocation of estimated fair values of assets acquired and liabilities assumed as of the date of acquisition. Escalon is in the process of obtaining additional data, identifying and valuing intangible assets acquired, obtaining third party appraisals of tangible and intangible assets, and valuing certain pre-acquisition legal contingencies. Therefore, the allocation of the purchase price is subject to future refinement, which is expected to be completed no later than June 30, 2005.

          Current assets                       $ 4,573,312
          Furniture and equipment                  868,839
          Patents                                  461,779
          Other long-term assets                   264,530
          Goodwill                               8,622,303
                                               -----------
          Total assets acquired                $14,790,763
                                               -----------
          Line of credit                       $ 1,617,208
          Current liabilities                    4,258,981
          Long-term debt                         1,056,930
                                               -----------
          Total liabilities assumed            $ 6,933,119
                                               -----------
          Net assets acquired                  $ 7,857,644
                                               ===========

     The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the periods being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                                   Three Months Ended
                                                      September 30,
                                             --------------------------------
                                                2004                  2003
                                             ----------            ----------
Revenues                                     $5,926,771            $7,231,653
Cost of goods sold                            3,088,286             3,840,927
                                             ----------            ----------
Gross profit                                  2,838,485             3,390,726

Operating expenses                            2,810,440             2,960,326

Other expense                                       522               191,853
                                             ----------            ----------


Net income before taxes                          27,523               238,547

Provision for income taxes                       12,969                12,481
                                             ----------            ----------
Net income                                   $   14,554            $  226,066
                                             ==========            ==========


Basic net income per share                   $    0.003            $    0.067
                                             ==========            ==========
Diluted net income per share                 $    0.002            $    0.056
                                             ==========            ==========
Weighted average shares - basic               5,564,469             3,365,359
                                             ==========            ==========
Weighted average shares - diluted             6,141,958             4,049,298
                                             ==========            ==========


3.   STOCK-BASED COMPENSATION

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

                                                                      Three Months Ended
                                                                        September 30,
                                                              ----------------------------------
                                                                   2004                     2003
                                                              ---------             ------------
Net Income, as reported                                       $ 115,899             $    623,156
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                   (284,671)                 (18,103)
                                                              ---------             ------------
Pro forma net income                                          $(168,772)            $    605,053
                                                              =========             ============
Earnings per share:
  Basic - as reported                                         $   0.021             $      0.185
                                                              =========             ============
  Basic - pro forma                                           $  (0.030)            $      0.180
                                                              =========             ============
  Diluted - as reported                                       $   0.019             $      0.154
                                                              =========             ============
  Diluted - pro forma                                         $  (0.030)            $      0.149
                                                              =========             ============

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS No. 123, the estimated per share value of the options granted during the three-month period ended September 30, 2004 was between $4.92 and $5.06. The fair value was estimated using the following assumptions: dividend yield of 0.0%, volatility of 0.78; risk-free interest rate of 3.30%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historical volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its options.

4.   EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table set forth the computation of basic and diluted earnings per share:

                                                                          Three Months
                                                                       Ended September 30,
                                                                 --------------------------------
                                                                    2004                  2003
                                                                 ----------            ----------
Numerator:
  Numerator for basic and diluted earnings per share:
  Net income                                                     $  115,899            $  623,156
                                                                 ----------            ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                               5,564,469             3,365,359
  Effect of dilutive securities:
    Stock options and warrants                                      519,175               683,939

    Shares reserved for future exchange                              58,314                    --
                                                                 ----------            ----------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                                            6,141,958             4,049,298
                                                                 ----------            ----------
Basic earnings per share                                         $    0.021            $    0.185
                                                                 ==========            ==========
Diluted earnings per share                                       $    0.019            $    0.154
                                                                 ==========            ==========

5.   INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                               September 30,             June 30,
                                   2004                    2004
                               -----------             -----------
Raw materials                  $ 2,854,472             $ 1,132,331
Work in process                    579,100                 287,276
Finished goods                   1,204,666                 367,110
                               -----------             -----------
                                 4,638,238               1,786,717

Valuation allowance                 (5,125)                 (5,125)
                               -----------             -----------
  Total inventory              $ 4,633,113             $ 1,781,592
                               ===========             ===========

6.   NOTE RECEIVABLE

     Escalon entered into an agreement with an individual who was involved in the development of a drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that is due in May 2005.

7.   INTANGIBLE ASSETS

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

Accumulated amortization of license and distribution rights was $180,182 and $180,182 at September 30, 2004 and June 30, 2004, respectively. Amortization expense for the three-months ended September 30, 2004 and 2003 was $0 and $5,631, respectively.

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $131,623 and $122,139 at September 30, 2004 and June 30, 2004, respectively. Amortization expense for the three-months ended September 30, 2004 and 2003 was $9,484 and $2,683, respectively.

     The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents is as follows:

                                 Year Ending
                                   June 30,
                                 ----------
           2005                    $ 65,567
           2006                      65,714
           2007                      60,515
           2008                      56,842
           2009                      54,307
                                   --------
          Total                    $302,945
                                   ========

     GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix, Inc. ("Endologix"), Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

The following table presents unamortized intangible assets by business unit as of September 30, 2004:

                                                          Adjusted
                          Gross                            Gross
                        Carrying                          Carrying            Accumulated          Net Carrying
GOODWILL                 Amount        Impairment          Amount             Amortization            Value
                      -----------      ---------         -----------          ------------         -----------
Sonomed               $10,547,488           $--          $10,547,488          $(1,021,938)          $ 9,525,550
Drew                    8,622,303            --            8,622,303                   --             8,622,303
Vascular                1,149,813            --            1,149,813             (208,595)              941,218
Medical/Trek              272,786            --              272,786             (147,759)              125,027
                      -----------          ----          -----------          -----------           -----------
Total                 $20,592,390           $--          $20,592,390          $(1,378,292)          $19,214,098
                      ===========          ====          ===========          ===========           ===========

                                                                 Adjusted
                                     Gross                        Gross
                                   Carrying                      Carrying          Accumulated         Net Carrying
UNAMORTIZED INTANGIBLE ASSETS       Amount       Impairment       Amount           Amortization           Value
                                  -----------    ----------    ------------        ------------        ------------
Sonomed                            $665,000         $--          $665,000           $(63,194)            $601,806
Sonomed EMS
                                     15,100          --            15,100                 --               15,100
                                   --------        ----          --------           --------             --------
Total                              $680,100         $--          $680,100           $(63,194)            $616,906
                                   ========        ====          ========           ========             ========

The following table presents unamortized intangible assets by business unit as of June 30, 2004:

                                                          Adjusted
                          Gross                            Gross
                        Carrying                          Carrying            Accumulated          Net Carrying
GOODWILL                 Amount        Impairment          Amount             Amortization            Value
                      -----------      ---------         -----------          ------------         -----------
Sonomed               $10,547,488           $--          $10,547,488          $(1,021,938)          $ 9,525,550
Vascular                1,149,813            --            1,149,813             (208,595)              941,218
Medical/Trek              272,786            --              272,786             (147,759)              125,027
                      -----------          ----          -----------          -----------           -----------
Total                 $11,970,087           $--          $11,970,087          $(1,378,292)          $10,591,795
                      ===========          ====          ===========          ===========           ===========


                                                                 Adjusted
                                     Gross                        Gross
UNAMORTIZED INTANGIBLE             Carrying                      Carrying          Accumulated         Net Carrying
ASSETS                              Amount       Impairment       Amount           Amortization           Value
                                  -----------    ----------    ------------        ------------        ------------
Sonomed                          $   665,000          $--        $   665,000       $   (63,194)         $   601,806
Sonomed EMS                           15,100           --             15,100                --               15,100
                                 -----------         ----        -----------       -----------          -----------
Total                            $   680,100          $--        $   680,100       $   (63,194)         $   616,906
                                 ===========         ====        ===========       ===========          ===========

The following table presents amortized intangible assets by business unit as of September 30, 2004:

                                                                   Adjusted
AMORTIZED INTANGIBLE                Gross                           Gross
ASSETS                             Carrying                        Carrying         Accumulated        Net Carrying
PATENTS                              Amount        Impairment       Amount          Amortization         Value
                                   -----------     ---------      -----------       ------------       -----------
Drew                                $453,348          $--          $453,348             (6,802)          $446,546
Vascular (pending issuance            36,916           --            36,916                 --             36,916
 Medical/Trek                        257,301           --           257,301           (124,821)           132,480
 Sonomed EMS                              --           --                --                 --                 --
                                    --------          ---          --------          ---------           --------
 Total                              $747,565          $--          $747,565          $(131,623)          $615,942
                                    ========          ===          ========          =========           ========

The following table presents amortized intangible assets by business unit as of June 30, 2004:

                                                                   Adjusted
AMORTIZED INTANGIBLE                Gross                           Gross
ASSETS                             Carrying                        Carrying           Accumulated        Net Carrying
PATENTS                              Amount        Impairment       Amount            Amortization         Value
                                   -----------     ---------      -----------         ------------       -----------

Vascular (pending issuance)          $ 36,916          $--          $  36,916                  --           $ 36,916
Medical/Trek
                                      257,301           --            257,301            (122,139)           135,162
Sonomed EMS
                                     --------          ---          ---------           ---------           --------
Total                                $294,217          $--          $ 294,217           $(122,139)          $172,078
                                     ========          ===          ========            =========           ========

8.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                            September 30,         June 30,
                                                2004                2004
                                             ----------          ----------
                                             (unaudited)
Accrued compensation                         $  802,068          $  908,568

Acquisition expense accruals                    516,126                  --

Severance accruals                              721,029                  --

Shares reserved for future exchange             597,019                  --

Other accruals                                1,274,084             320,930
                                             ----------          ----------
Total                                        $3,910,326          $1,229,498
                                             ==========          ==========


     Accrued compensation as of September 30, 2004 primarily relates to payroll, bonus, vacation accruals and payroll tax liabilities.

     Acquisition expense accruals as of September 30, 2004 primarily relate to professional fees (attorneys, accountants and other consultants) accruals related directly to the acquisition of Drew.

     Severance accruals as of September 30, 2004 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the transaction.

     Shares reserved for future exchange as of September 30, 2004 relate to the remaining 58,314 shares that Escalon expects to issue to Drew shareholders who are compelled to exchange their Drew shares pursuant to procedures under United Kingdom laws and regulations. This liability has been valued using the market price of Escalon on the date Escalon could begin to compel Drew shareholders to tender all remaining shares. This liability will be reduced as the shareholders exchange the remaining shares.

     In addition to normal accruals, other accruals as of September 30, 2004 relate to the remaining lease payments on a facility that had been exited prior to the acquisition, accruals for litigation existing prior to the acquisition, franchise and ad valorem tax accruals, royalty accruals and other sundry operating expenses and accruals.

9.   LINE OF CREDIT AND LONG-TERM DEBT

     On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an Amended Agreement with the lender. The primary amendments of the amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original bank agreement. On September 30, 2004, the Company paid off and terminated both the remaining term debt and the outstanding balance on this line of credit. In November 2001, the Company issued the lender 60,000 warrants to purchase the Company's common stock at $3.66 per share in connection with this debt. The warrants will expire in November 2006.

     On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to this amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, a note in the amount of $717,558 payable in 11 quarterly installments that commenced on April 15, 2002, and the Company issued 50,000 shares of its common stock to Endologix. On September 30, 2004, the Company paid off the balance of the term debt.

     As of September 30, 2004, Drew had an overdraft line of credit with a United Kingdom financial institution. The amount available on the line is $651,344. The interest rate is 2.00% over the United Kingdom prime rate (4.75% at September 30, 2004). The line is secured by Drew's assets and is personally guaranteed by certain of Drew's current and former directors. The balance as of September 30, 2004 is $655,791.

     Drew also has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance at September 30, 2004 is $515,880. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance at September 30, 2004 is $300,002. Drew has a line of credit with a domestic financial institution secured by certain assets of Drew. The amount available on the line of credit is $2,000,000. Interest is at the federal prime rate plus 4.00% (8.75% at September 30, 2004). The outstanding balance as of September 30, 2004 was $531,236.

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of September 30, 2004:

                                Texas
Twelve Months Ending          Mezzanine         Symbiotics           Total
--------------------           --------         ----------         --------
 2005                          $121,672          $ 99,996          $221,668

 2006                           143,721            99,996           243,717

 2007                           155,821           100,010           255,831

 2008                            94,666                --            94,666

 2009                                --                --                --

                               --------          --------          --------
Total                          $515,880          $300,002          $815,882
                               ========          ========          ========

10.  OTHER REVENUE

     Other revenue includes quarterly payments received from (1) Bausch & Lomb in connection with the sale of their Silicone Oil product line, (2) royalty payments received from IntraLase Corp. ("IntraLase")relating to the licensing of the Company's intellectual laser technology, and (3) royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     For the three-months ended September 30, 2004, and 2003, Silicone Oil revenue totaled $417,000 and $509,000, respectively, laser technology totaled $239,000 and $62,000, respectively, and the Bio-Rad royalty was $0 for the period ended September 30, 2004. Accounts receivable at September 30, 2004 and June 30, 2004 related to other revenue was $417,000 and $459,000, respectively.

     BAUSCH & LOMB SILICONE OIL

     The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down through the termination date (August 2005) according to the following schedule:

                   From 8/13/00 to 8/12/01                 100%
                   From 8/13/01 to 8/12/02                  82%
                   From 8/13/02 to 8/12/03                  72%
                   From 8/13/03 to 8/12/04                  64%
                   From 8/13/04 to 8/12/05                  45%

     INTRALASE: LICENSING OF LASER TECHNOLOGY

     The material terms of the license of the Company's laser patents to IntraLase, which expires in 2014, provide that the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments. In addition, the Company owns 252,535 common shares of IntraLase pursuant to the license agreement. See also Note 11 Commitments and Contingencies.

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

The material termination provisions of the license of the laser technology are as follows:

- The Company has the right to terminate if IntraLase defaults in the payment of any royalty;

-    The Company has the right to terminate if IntraLase makes any false report;

- The Company has the right to terminate if IntraLase defaults in the making of any required report;

- The commission of any material breach of any covenant or promise under the license agreement; or

- The termination of the license by IntraLase after 90 days notice (if IntraLase were to terminate, they would not be permitted to utilize the licensed technology necessary to manufacture their current products).

     BIO-RAD ROYALTY

     The royalty received from Bio-Rad relates to a certain non-exclusive Eighth Amendment to OEM Agreement "OEM" Agreement) between the Company's Drew business and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew's products in certain specifically identified geographic regions.

     The material terms of the OEM Agreement which expires May 15, 2005 provide as follows:

     *    Drew receives a royalty of 19.5 cents per test

     *    The royalty payment are due 30 days after the end of the month

     * Royalty payments will be made depending on the volume of tests provided by Bio-Rad if less than 3,750 tests per month, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month Bio-Rad will pay an estimated month royalty and within 45 days of the end of the quarter make final settlement upon actual number of tests per month.

11.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The Company has also entered into an agreement whereby the Company is obligated to purchase a contracted minimum amount of product from the other party to the agreement. The future minimum payments to be paid under these arrangements as of September 30, 2004 are as follows:

                               Lease             Purchase
Twelve Months Ending        Obligations        Commitments           Total
--------------------        ----------         -----------        ----------
2005                        $  773,154          $700,000          $1,473,154
2006                           764,873                --             764,873
2007                           567,844                --             567,844
2008                           312,606                --             312,606
2009                           270,164                --             270,164
Thereafter                     583,381                --             583,381
                            ----------          --------          ----------
Total                       $3,272,022          $700,000          $3,972,022
                            ==========          ========          ==========

     Rent expense charged to operations during the three months ended September 30, 2004 and 2003 was $141,191 and $86,424, respectively.

     CONTINGENCIES

     ROYALTY AGREEMENT: CLINICAL DIAGNOSTIC SOLUTIONS

     Drew and Clinical Diagnostic Solutions, Inc. ("CDS") entered into a Private Label/Manufacturing Agreement dated April 1, 2002 for the right to sell formulations or products of CDS including reagents, controls and calibrators ("CDS products") on a private label basis. The agreement term is 15 years and automatically renews year-to-year thereafter. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew's United Kingdom facility. The amount of royalties paid during the three months ended September 30, 2004 was $4,509.

     LEGAL PROCEEDINGS: INTRALASE

     On June 10, 2004, Escalon provided notice to Intralase of the Company's intention to terminate the license agreement with Intralase due to Intralase's failure to pay certain royalties that the Company believes are due under the license agreement. On June 21, 2004, Intralase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with Intralase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by Intralase and Escalon, the same district court entered a stipulation and order to delay the requested hearing on the preliminary injunction until November 1, 2004. The Company does not believe that this matter has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

     LEGAL PROCEEDINGS: DREW

     Escalon is aware of three lawsuits involving Drew. The first lawsuit involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed for breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a tentative settlement of this matter. The third action involves a suit instituted in California in connection with a dispute from a customer claiming a refund for a product purchase. The Company does not believe that the resolution of these matters has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

     OTHER LEGAL PROCEEDINGS

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

12.  SEGMENTAL INFORMATION

     During the three-month periods ended September 30, 2004 and 2003, the Company operations were classified into four principal reportable segments that provide different products or services. This represents a change from fiscal 2004. The Company acquired Drew on July 23, 2004, and subsequently, Drew has been added as an additional business segment. During the first quarter of fiscal 2005, management also changed the structure of its internal organization that caused Medical/Trek and EMI to be reported as one reportable segment. The corresponding interim period has been restated to present comparative information. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                        THREE MONTHS ENDED SEPTEMBER 30,

                               Drew              Sonomed                Vascular           Medical/Trek/EMI             Total
                         ----------------   --------------------    ------------------    ------------------   --------------------
                           2004      2003     2004        2003       2004        2003      2004        2003      2004        2003
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Product revenue          $  1,904     $--   $  1,644    $  1,705    $   695    $   734    $   393    $   402   $  4,636    $  2,841
Other revenue                  --      --         --          --         --         --        656        571        656         571
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Total revenue               1,904      --      1,644       1,705        695        734      1,049        973      5,292       3,412
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Costs and expenses:
Cost of goods sold          1,251      --        859         681        320        296        241        236      2,671       1,213
Operating expenses            937      --        629         712        409        434        523        276      2,498       1,422
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Total costs and
  expenses                  2,188      --      1,488       1,393        729        730        764        512      5,169       2,635
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Income from operations       (284)     --        156         312        (34)         4        285        461        123         777
Other income and
  expenses:
Equity in OTM                  --      --         --          --         --         --        (29)        --        (29)         --
Interest income                 4      --         --          --         --         --        137          1        141           1
Interest expense              (24)     --        (81)       (115)        (1)        (4)        --         --       (106)       (119)
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Total other income
  and expenses                (20)     --        (81)       (115)        (1)        (4)       108          1          6        (118)
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Income before taxes          (304)     --         75         197        (35)        --        393        462        129         659
Income taxes                   --      --         --          --         --         --         13         36         13          36
                         --------    ----   --------    --------    -------    -------    -------    -------   --------    --------
Net income (loss)        $   (304)    $--   $     75    $    197    $   (35)       $--    $   380    $   426   $    116    $    623
                         ========    ====   ========    ========    =======    =======    =======    =======   ========    ========

Depreciation and
  amortization           $     46     $--   $      7    $      6    $    11    $    11    $    28    $    48   $     92    $     65
Assets                   $ 15,128     $--   $ 12,844    $ 12,562    $ 2,226    $ 2,142    $ 7,941    $14,753   $ 38,139    $ 29,457
Expenditures for
  long-lived assets      $      2     $--   $     19         $--    $     7        $--    $    11    $    16   $     39    $     16

13.  SHAREHOLDERS' EQUITY

     WARRANTS TO PURCHASE COMMON STOCK

     In connection with debt issued by a former lender to Escalon in November 2001, the Company issued the lender warrants to purchase 60,000 shares of the Company's common stock at $3.66 per share. The warrants are currently exercisable and will expire in November 2006.

     In connection with the private placement of Escalon's common stock in March 2004, the Company issued several accredited investors warrants to purchase 120,000 shares of the Company's common stock. The warrants are exercisable at $15.60 per share and expire in five years from the placement date.

     EXCHANGE OFFER FOR DREW SCIENTIFIC GROUP, PLC

     During the three months ended September 30, 2004, the Company issued 841,686 shares of its common stock pursuant to its exchange offer for all of the outstanding shares of Drew, and had acquired approximately 94% of the outstanding shares of Drew as of that date. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. A total of 58,314 shares are reserved for future issuance in connection with this final exchange.

14.  RELATED PARTY TRANSACTIONS

     Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through September 30, 2004, Escalon has invested $130,000 in OTM and has committed to invest an additional $126,000 through March 31, 2005. As of September 30, 2004, Escalon owned 50% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company will provide administrative support functions to OTM. Through September 30, 2004, OTM had revenue of $115 and incurred expenses of $58,517. This investment is accounted for under the equity method of accounting and is included in other assets.

     Commencing in July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenses incurred through this individual were $13,062 during the three-month period ended September 30, 2004.

15.  SUBSEQUENT EVENT - INTRALASE INITIAL PUBLIC OFFERING

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted for a period of less than one year and may be sold after April 4, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The shares have been classified as available-for-sale-securities. The Company has historically accounted for these shares at $0 basis because a readily determinable market value was not available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in, or incorporated by reference in, the Quarterly Report on Form 10-Q, are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the United States Food and Drug Administration (the "FDA"), acquisitions, the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and one therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company undertakes no obligation to update any forward-looking statement. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include without limitation, the following:

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

     Escalon has received the necessary FDA approvals for all products that the Company currently markets. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, FDA revocation would impair the Company's ability to generate funds from operations.

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

     The process for obtaining regulatory clearances and approvals underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of Escalon's financial resources and Escalon's management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely affect the Company's business.

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

     THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

     The Company faces intense competition in the medical device and pharmaceutical markets, which are characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources. The Company's strategy is to compete primarily on the basis on technological innovation, reliability, quality and price of the Company's products. Without timely introductions of new products and enhancements, the Company's products will become technologically obsolete over time, in which case the Company's revenues and operating results would suffer. The success of the Company's new product offerings will depend on several factors, including the Company's ability to:

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

The Company cannot assure that the Company will be able to compete effectively in the competitive environments in which it operates.

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

     If a court determines that any of the Company's products, infringes, directly or indirectly, on a patent in a particular market, the court may enjoin the Company from making, using or selling the product. Furthermore, the Company may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms.

     THE COMPANY WILL NO LONGER RECEIVE REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB SUBSEQUENT TO AUGUST 13, 2005.

     The Company realized 7.88% and 14.91% of its net revenue during the three-month periods ended September 30, 2004 and 2003, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005. The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured such that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down according to the following schedule:

               From 8/13/00 to 8/12/01                 100%
               From 8/13/01 to 8/12/02                  82%
               From 8/13/02 to 8/12/03                  72%
               From 8/13/03 to 8/12/04                  64%
               From 8/13/04 to 8/12/05                  45%

     The revenue associated with the sale of Silicone Oil by Bausch & Lomb has no associated expense and consequently provides a gross margin of 100%. Any significant reduction in this revenue can have a significant negative impact on gross margin. Any significant decrease in Silicone Oil revenue received by the Company would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted.

     LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS OR COSTLY REDESIGN OF THE COMPANY'S PRODUCTS.

     Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to Escalon's business, financial condition and results of operations. Some of the Company's suppliers are also subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely affect the Company's financial condition and results of operations.

     THE COMPANY'S ABILITY TO MARKET OR SELL THE COMPANY'S PRODUCTS MAY BE ADVERSELY AFFECTED BY LIMITATIONS ON REIMBURSEMENTS BY GOVERNMENT PROGRAMS, PRIVATE INSURANCE PLANS AND OTHER THIRD PARTY PAYORS.

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

     FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY AFFECT THE MARKET FOR THE COMPANY'S PRODUCTS.

     In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislations may take or its effect on the Company's business. Legislation that sets price limits and utilization controls may adversely affect the rate of growth of ophthalmic and vascular access product markets. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which would adversely impact the Company's business.

     THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

     The testing and marketing of the Company's products for applications in ophthalmology and vascular access, the Company's pharmaceutical products and vascular access products entail and inherent risk of product liability, resulting in claims based upon injuries or alleged injuries associated with a defect in the products' performance. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and money and would divert management time and attention away from the Company's core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of up to $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure you that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

     THE COMPANY'S INTERNATIONAL OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OR FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

     The Company derives a portion of its revenues from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could affect the Company's business in these countries and the Company's results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely affect the Company's results of operations.

     THE COMPANY IS DEPENDENT ON ITS MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

     The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company's executive officers or other technical personnel, or the Company's failure to attract and retain other skilled and experienced personnel, could have a material adverse effect on the Company's ability to maintain or expand its businesses.

     ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team and business infrastructure. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short term. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

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

           Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as Escalon, could experience extreme price and volume fluctuations unrelated to operating performance. The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

           THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER

           The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

      - Acquisitions (such as Drew) and subsequent integration of the acquired company,

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

           The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known an unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect the Company's forward-looking statements, and the reader should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such forward-looking statements.

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

EXECUTIVE OVERVIEW - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

           The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors affecting Company performance and financial condition.

      - On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew's revenue during the period from July 24, 2004 through September 30, 2004 was $1,904,000 and Drew's operations resulted in a net loss of $304,000. Prior to acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive through all of Drew's locations and affected all aspects of Drew's operations. Escalon's immediate operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with the working capital in the areas of manufacturing, sales and marketing and product development in order to remove the pre-acquisition liquidity constraints.

      - In connection with the acquisition of Drew, the Company issued 841,686 shares of its common stock during the three-month period ended September 30, 2004. As of September 30, 2004, 58,314 shares of the Company's common stock remain reserved for future exchange for Drew shares.

      - During the three-month period ended September 30, 2004, the Company paid off all of its term debt that existed prior to the acquisition of Drew as well as the outstanding line of credit that existed prior to the acquisition. The total pre-acquisition debt paid off during the three-month period ended September 30, 2004 was $4,268,000.

      - When Drew is excluded, product revenue decreased 3.84% during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The decrease is primarily related to the Sonomed business unit. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product.

      - Other revenue increased 14.93% during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase relates to an increase in royalty payments received from Intralase. During the three-month period ended September 30, 2004, 63.56% of the Company's other revenue was received from Bausch & Lomb in connection with the Silicone Oil product line. The Bausch & Lomb contract for this revenue expires in August 2005.

      - When Drew is excluded, cost of goods sold as a percentage of product revenue increased to 52.01% of product revenue during the three-month period ended September 30, 2004, as compared to 42.70% of product revenue, for the same period last fiscal year. The increase is primarily related to the Sonomed business unit. The primary factors affecting Sonomed were product mix, most notably the decrease in pachymeter sales, in addition to an increase in international sales, where the Company generally experiences lower price per unit on its products.

      - When Drew is excluded, operating expenses increased 9.87% during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase primarily relates to the Company's continuing efforts to strengthen its sales channels domestically and overseas as well as increases in administrative headcount.

      - Interest expense decreased during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The Company paid off several of its debt facilities to several entities in advance of their maturity dates. Additionally, the Company reversed accrued loan commitment fees pursuant to the satisfaction of the debt and release by the lender of those fees. The fees were originally accrued based on contractual terms.

COMPANY OVERVIEW

           The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report on Form 10-Q.

           The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, cardiovascular disease, hematology and vascular access. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

           In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products relating to the laser technology. IntraLase undertook the responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part II, Item 1. Legal Proceedings, for further information. IntraLase completed its initial public offering in October 2004. See the Notes to Condensed Consolidated Financial Statements for further information.

           To further diversify its product portfolio, in January 1999, the Company's Vascular subsidiary acquired the vascular access product line from Endologix, formerly Radiance Medical Systems, Inc. Vascular's products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment.

           On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests.

CRITICAL ACCOUNTING POLICIES

           The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of those involve the application of SFAS 142, discussed further in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

REVENUE RECOGNITION

           The Company recognizes revenue from the sale of its products at the time of shipment, when title and risk of loss transfer. The Company provides products to its distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can receive discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts are given.

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

      Escalon assesses collectibility based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of Escalon's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

VALUATION OF INTANGIBLE ASSETS

           Escalon annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," or whatever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse effect on the Company's financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

TAXES

           Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is risk that the tax rate may significantly increase or decrease in any period.

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

           In evaluating Escalon's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income. Management develops assumptions that require significant judgment about the near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

           Through September 30, 2004, Escalon has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

           The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three-month periods ended September 30, 2004 and 2003.

                               Three-Month Periods Ended September 30,
                             ------------------------------------------
                               2004           2003           % Change
                             --------        -------         ---------
 Product revenue:
 Drew                         $1,904         $    -            100.00%
 Sonomed                       1,644          1,705             -3.58%
 Vascular                        695            734             -5.31%
 Medical/Trek/EMI                393            402             -2.24%
                             --------        -------         ---------
                              $4,636         $2,841             63.18%
                             ========        =======         =========

           Product revenue increased $1,795,000, or 63.18%, to $4,636,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase in revenue is attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, product revenue decreased $109,000, or 3.84%, to $2,732,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. In the Sonomed business unit, revenue decreased $61,000, or 3.58%, to $1,644,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 90.99% as compared to the same period last fiscal year. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the Company's pachymeter returned to historic levels in the fourth quarter of fiscal 2004. Sales of Sonomed's new EZ-Scan product line have partially offset the aforementioned declines. In the Vascular business unit, revenue decreased $39,000, or 5.31%, to $695,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The decrease in product revenues in the Vascular business unit was primarily the result of the Company providing relief from the contracted minimum monthly purchase requirements to several of its distributors. The Company provided this relief to prevent the distributors from becoming overstocked with the Company's product. In the Medical/Trek/EMI business unit, revenue decreased $9,000, or 2.24%, to $393,000 during the three-month period ended September 30, 2004. Please see the executive overview for further information regarding the operating results of Drew.

           Other revenue increased $85,000, or 14.93%, to $656,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase relates to a $177,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology. The royalty received from Bausch & Lomb in connection with their sales of Silicone Oil decreased $92,000. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ends in August 2005. For the three-month period ended September 30, 2004, the step-down caused a $176,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $84,000 increase in Silicone Oil revenue is due to market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

           The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three-month periods ended September 30, 2004 and 2003.

                                          Three-Month Periods Ended September 30,
                                       ---------------------------------------------
Cost of goods sold:                                2004                             2003
                                       --------------------------     -----------------------------
                                          Dollars         %             Dollars            %
                                          -------       -----           -------          ------
                                       (in thousands)                (in thousands)

Drew                                       $1,251       65.70%           $   --           0.00%
Sonomed                                       859       52.25%              681          39.94%
Vascular                                      320       46.04%              296          40.33%
Medical/Trek/EMI                              242       61.58%              236          58.71%
                                           ------       ------             -----         ------
                                           $2,672       57.64%            $1,213         42.70%
                                           ======       ======            ======         ======

           Cost of goods sold totaled $2,672,000, or 57.64% of product revenue, for the three-month period ended September 30, 2004 as compared to $1,213,000, or 42.70% of product revenue, for the same period last fiscal year. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, cost of goods sold increased $208,000, to $1,421,000, or 52.01% of product revenue during the three-month period ended September 30, 2004, as compared to $1,213,000, or 42.70% of product revenue, for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $859,000, or 52.25% of product revenue for the three-month period ended September 30, 2004 as compared to $681,000, or 39.94% of product revenue for the same period last fiscal year. The primary factors affecting the increase in cost of goods sold as a percentage of product revenue were product mix, most notably the decrease in pachymeter sales, in addition to an increase in international sales, where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Vascular business totaled $320,000, or 46.04% of revenue, for the three-month period ended September 30, 2004 as compared to $296,000, or 40.33% of revenue for the same period last fiscal year. The Company experienced increases in overtime and temporary labor during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. Cost of goods sold in the Medical/Trek/EMI business unit totaled $242,000, or 61.58%, during the three-month period ended September 30, 2004 as compared to $236,000, or 58.71% for the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Please see the executive overview for further information regarding the operating results of Drew.

           The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three-month periods ended September 30, 2004 and 2003.

                                         Three-Month Periods Ended September 30,
                                     -------------------------------------------------
                                         2004              2003             % Change
                                       ---------          ---------         ----------
 Marketing, general and
   administrative expenses:
 Drew                                  $  792             $  --               100.00%
 Sonomed                                  324                259               25.10%
 Vascular                                 339                314                7.96%
 Medical/Trek/EMI                         727                641               13.42%
                                      --------            -------             -------
                                       $2,182             $1,214               79.74%
                                      ========            =======            ========


           Marketing, general and administrative expenses increased $968,000, or 79.74%, to $2,182,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase in marketing, general and administrative expenses was primarily attributed to incremental expenditures due to the acquisition of Drew on July 23, 2004. If Drew is excluded, marketing, general and administrative expenses increased $176,000, or 14.50%, to $1,390,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed business unit increased $65,000, or 25.10%, to $324,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $24,000 as a result of increased headcount. Consulting expenses increased $16,000 primarily due to increased marketing expenditures in the European market. Advertising expenses also increased $17,000. In the Vascular business unit, marketing, general and administrative expenses increased $25,000, or 7.96%, to $339,000 as compared to the same period last fiscal year. The Company agreed to pay royalties for a period of five years following the acquisition of the vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $60,000 decrease in royalty expense. Offsetting this decrease was an increase in consulting expense primarily due to increased marketing expenditures in the European market as well as a $22,000 increase in salaries and other personnel-related expenses as a result of increased headcount. In Medical/Trek/EMI, marketing, general and administrative expenses increased $86,000, or 13.42%, to $727,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $42,000 due to increased headcount. Administrative travel-related expenses increased $36,000 primarily due to the Drew acquisition. Please see the executive overview for further information regarding the operating results of Drew.

           Research and development expenses increased $109,000, or 52.45%, to $316,000 during the three-month period ended September 30, 2004 as compared to the same period last fiscal year. The increase in research and development expenses was attributed to incremental expenditures due to the acquisition of Drew on July 23, 2004. Please see the executive overview for further information regarding the operating results of Drew.

           Escalon recognized a net loss of $29,201 related to its investment in OTM. The share of OTM's loss recognized by the Company is in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. See Related Party Transactions.

           Interest income was $32,000 and $1,000 for the three-month periods ended September 30, 2004 and 2003, respectively. The increase relates to increased average cash balances in the current fiscal year.

           Interest expense was $(3,000) and $119,000 for the three-month periods ended September 30, 2004 and 2003, respectively. The Company paid off several of its debt facilities to several entities in advance of their maturity dates. Additionally, the Company reversed accrued loan commitment fees pursuant to the satisfaction of the debt and release by the lender of said fees. The fees were originally accrued based on contractual terms.

LIQUIDITY AND CAPITAL RESOURCES

           Changes in Escalon's overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2004 are reflected in the following table:

                                                           September 30,        June 30,
 (Dollars are in thousands)                                    2004               2004
                                                          --------------      -------------

 Current assets                                            $ 16,301              $ 17,566
 Less:  Current liabilities                                   7,712                 3,600
                                                          --------------      -------------
 Working capital                                           $  8,589              $ 13,966
 Current ratio                                             2.1 to 1              4.9 to 1

-------------------------------------------------------------------------------------------

 Notes payable and current maturities                       $ 1,409              $  1,872
 Long-term debt                                                 594                 2,396
                                                          --------------      -------------
 Total debt                                                 $ 2,003              $  4,268
 Total equity                                                30,427                23,461
                                                          --------------      -------------
 Total capital                                              $32,430              $ 27,729
 Total debt to total capital                                   6.18%                15.39%


           WORKING CAPITAL POSITION

           Working capital decreased $5,377,000 as of September 30, 2004 and the current ratio decreased to 2.1 to 1 when compared to June 30, 2004. The decrease in working capital was caused primarily by the pay-off of all of the Company's pre-acquisition debt. Accrued expenses, accounts payable and line of credit increased $2,681,000, $1,299,000 and $937,000, respectively. As of September 30, 2004, $2,348,000 of the accrued expenses relates to Drew, or is related to the acquisition of Drew, $1,106,000 of accounts payable relates to Drew and the entire $1,187,000 line of credit relates to Drew.

           CASH FLOWS USED IN OPERATING ACTIVITIES

           Cash flows from operating activities decreased by $2,582,000 for the three months ended September 30, 2004 as compared to the same period last fiscal year. Apart from year-over-year decreased net profitability of $507,000, the Company also put an additional $2,131,000 into working capital (related to purchase of inventory and payment of accounts payable for Drew) during the three-month period ended September 30, 2004 as compared to the same period last fiscal year.

           CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities relate to net cash received from the acquisition of Drew offset by the Company's $130,000 investment in OTM and the purchase of fixed assets. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels not to be indicative of capital expenditures in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

     Cash flows used in financing activities were $4,928,000 during the three-month period ended September 30, 2004. The Company paid off all of the pre-acquisition term debt it had outstanding prior to the Drew acquisition as well as the line of credit it had outstanding prior to the acquisition. The outstanding balance of these debt facilities was a combined $4,268,000.

           FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO AFFECT LIQUIDITY

           On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. As of September 30, 2004, the Company has acquired approximately 94% of the outstanding ordinary shares of Drew. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As of November 9, 2004, as Drew is not yet wholly owned, Escalon loaned $3,253,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable of Drew. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time strengthening Drew's market position. Escalon anticipates that further working capital will be required by Drew.

           In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted after splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted for a period of less than one year and may be sold after April 4, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The shares have been classified as available-for-sale-securities. The Company's net proceeds will be the market price of the shares, multiplied by the number of shares sold, less any broker commissions. As of November 9, 2004, IntraLase's common stock closed at $18.32 per share on the Nasdaq National Market. At that price, Escalon's shares of IntraLase were valued at $4,626,441. The Company cannot assure that it will be able to liquidate its shares of IntraLase at the current market price.

           Escalon realized 7.88% and 14.91% of its net revenue during the three-month period ended September 30, 2004 and 2003, respectively, from Bausch & Lomb's sale of Silicone Oil. Silicone Oil revenue is based on sales of the product by Bausch & Lomb multiplied by a contractual factor that reduces on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the contract, any such decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 2005, when all revenues will cease. See the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

           The Company issued 120,000 common stock purchase warrants in connection with the private placement on March 17, 2004. The warrants are exercisable at $15.60 per share and expire in five years from the placement date. If all 120,000 warrants were to be exercised, it would provide gross proceeds to the Company of $1,872,000. Escalon cannot assure, however, that the warrant exercise price will be less than the market price of the Company's common stock or that even if the exercise price is less than the market price that any of the warrants will be exercised. These warrants are not currently in the money and will not be exercised, and the Company will not receive any proceeds as long as the exercise price is greater than the market price. See the Notes to Condensed Consolidated Financial Statements for a description of the private placement of the Company's common stock and common stock purchase warrants. Additionally, the Company issued 60,000 common stock purchase warrants in connection with the renegotiation of the Company's term debt in November 2001. The warrants are exercisable at $3.66 per share and expire in November 2006. If all 60,000 warrants were to be exercised, it would provide gross proceeds to the Company of $219,600. Escalon cannot assure, however, that the warrant exercise price will be less than the market price of the Company's common stock or that even if the exercise price is less than the market price that any of the warrants will be exercised.

           BALANCE SHEET

           The components of the balance sheet of the Company were increased as of July 23, 2004 by the acquisition of Drew as follows:

Cash                                                 $   295,373
Accounts receivable                                    1,433,324
Inventory                                              2,562,848
Other current assets                                     577,140
Furniture and equipment                                  868,839
Goodwill                                               8,622,303
Patents                                                  461,779
Other long-term assets                                   264,530
Line of credit                                         1,617,208
Current liabilities                                    4,548,746
Liability for shares reserved
  for future exchange                                    597,019
Long-term debt                                           767,165
Exchange of common stock                               6,833,420

           DEBT HISTORY

           On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an amended agreement with the lender. The primary amendments of the amended loan agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original bank agreement. On September 30, 2004, the Company paid off and terminated both the remaining term debt and the outstanding balance on this line of credit. In November 2001, the Company issued the lender 60,000 warrants to purchase the Company's common stock at $3.66 per share in connection with this debt. The warrants will expire in November 2006.

           On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to this amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, a note in the amount of $717,558 payable in 11 quarterly installments that commenced on April 15, 2002, and the Company issued 50,000 shares of its common stock to Endologix. On September 30, 2004, the Company paid off the balance of the term debt.

           As of September 30, 2004, Drew has an overdraft line of credit with a United Kingdom financial institution. The amount available on the line is $651,344. The interest rate is 2.00% over the United Kingdom prime rate (4.75% at September 30, 2004). The line is secured by Drew's assets and is personally guaranteed by certain of Drew's current and former directors. The balance as of September 30, 2004 is $655,791.

     Drew also has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance at September 30, 2004 is $515,880. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance at September 30,

 2004 is $300,002. Drew has a line of credit with a U.S. financial institution secured by certain assets of Drew. The amount available on the line of credit is $2,000,000. Interest is at the prime rate plus 4.00% (8.75% as of September 30, 2004). The outstanding balance as of September 30, 2004 was $531,236.

           OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

           Escalon was not a party to any off-balance sheet arrangements as of and for the three-month periods ending September 30, 2004 and 2003.

           The following table presents the Company's contractual obligations as of September 30, 2004:

                                                             Less than                                                  More than
                                            Total             1 Year             1-3 Years          3-5 Years            5 Years
                                        ----------         -----------         -----------       ------------        ------------
 Long-term debt                         $  815,882         $  221,668          $  499,548         $    94,666         $       --

 Line of credit                          1,187,027          1,187,027                  --                  --                 --
 Operating lease agreements              3,272,022            773,154           1,332,717             582,770            583,381

 OTM commitment                            126,000            126,000                  --                  --                 --

 Purchase obligations                      700,000            700,000                  --                  --                 --
                                        ----------         -----------         -----------       ------------        ------------
                                        $6,100,931         $3,007,849          $1,832,265         $   677,435         $  583,381
                                        ==========         ===========         ===========       ============        ============


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The table below provides information about the Company's financial instruments, consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates at September 30, 2004 are fixed at 8.00% on the Texas Mezzanine Fund term debt, fixed at 5.00% on the Symbiotics, Inc. term debt, 4.00% over the Federal prime rate (4.75% at September 30, 2004) on the U.S. line of credit and 2.00% over the United Kingdom prime rate (4.75% at September 30, 2004) on the overdraft line of credit. See the Notes to Condensed Consolidated Financial Statements for further information regarding the Company's debt obligations.

                                          2004             2005            2006         Thereafter           Total
                                      ------------      ----------       ---------      ----------        ----------
 Texas Mezzanine Fund Note             $ 121,672        $ 143,721        $ 155,821       $ 94,666         $  515,880
   Interest rate                            8.00%            8.00%            8.00%          8.00%
 Symbiotics, Inc. Note                    99,996           99,996          100,010             --            300,002

   Interest rate                            5.00%            5.00%            5.00%            --

 U.S. Line of Credit                     531,236               --               --             --            531,236

   Interest rate                            8.75%              --               --             --

 Overdraft Line of Credit                655,791               --               --             --            655,791

   Interest rate                            6.75%              --               --             --
                                      ------------      ----------       ---------      ----------        ----------
                                      $ 1,408,695       $  243,717       $  255,832      $ 94,665         $2,002,909
                                      ============      ==========       ==========     ==========        ==========

EXCHANGE RATE RISK

           During the three-month periods ended September 30, 2004 and 2003, approximately 35.90% and 15.80%, respectively, of Escalon's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom pounds. During the period from July 24 through September 30, 2004, Drew recorded $518,000 of product revenue denominated in United Kingdom Pounds. Additionally, Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the period from July 24 through September 30, Drew incurred $632,000 of expense denominated in United Kingdom Pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market that are transacted in Euros. These expenses totaled $41,000 and $27,000 for the three-month periods ended September 30, 2004 and 2003, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. These expenses were $45,000 for the three-month period ended September 30, 2004. The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of the currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

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

(B)        INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's management notes that there have not been any changes in the Company's internal control over financial reporting in the Company's historical business; however, the Company's recent acquisition of Drew did cause a change in the Company's internal control as it relates to that business. The improvement of internal controls surrounding the acquired Drew business is a continuing focus of Company management.

     In connection with their review of the Company's September 30, 2004 interim financial statements the Company's independent registered public accounting firm identified certain material weaknesses and other deficiencies in our internal control related to the Drew business that was acquired during the quarter. The Public Company Accounting Oversight Board, Standard No. 2 states a material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

     The Company's independent registered public accounting firm identified the following material weaknesses in the Company's acquired Drew businesses related to:

                        1. the Company's financial reporting closing and review process;

                        2. inadequate documentation, untimely account reconciliations and account analysis of certain balance sheet accounts; and

                        3. untimely and inadequate communication of Escalon policies and procedures to personnel of newly acquired business.

                  In connection with the non-negotiated acquisition of Drew on July 23, 2004 and the related material control weaknesses discussed above, we have or expect to take the following actions:

                        1. The Company's in the process of remediating the specific material control weaknesses identified above,

                        2. shortly after the acquisition of Drew, Escalon began relocating and consolidating the financial accounting and reporting function of Drew to Dallas, Texas from the United Kingdom,

                        3. the accounting personnel in the United Kingdom have all been replaced with employees that will remain until the final transition of the financial and reporting function to Dallas, Texas,

                        4. we are currently undertaking a detailed review of the internal control requirements under the newly organized financial accounting and reporting function of Drew and will implement changes as deemed necessary,

                        5. we have instituted temporary controls that require the direct involvement of the Company's corporate financial management team and, accounting consultants that actively engaged in integrating Escalon policies and procedures with all of Drew's operating entities.

                        6. During the quarter an independent accounting firm performed an investigation on the Drew UK operations to determine if there had been any fraudulent activity related to cash receipts on disbursements. The accounting firm did not find any evidence of fraud.

                  Our analysis is continuing and we will attempt to have it completed by the end of the current fiscal year. This additional work and testing may identify other deficiencies in our internal control over financial reporting for Drew. After completing our full analysis, we may conclude that any additional deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting.

                  The Company has performed additional procedures to evaluate the extent to which the internal control weaknesses discussed above could have led to material misstatements in the Company's consolidated financial statements. Based on this evaluation, the Company do not believe that the control weaknesses and deficiencies noted above led to any material misstatements in the consolidated financial statements included in this report.

                  A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On June 10, 2004, Escalon provided notice to Intralase of the Company's intention to terminate the license agreement with Intralase due to Intralase's failure to pay certain royalties that the Company believes are due under the license agreement. On June 21, 2004, Intralase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with Intralase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by Intralase and Escalon, the same district court entered a stipulation and order to remove from the trial list the hearing on the preliminary injunction. The litigation will continue in accordance with the court order. The Company does not believe that this matter has had or is likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

           Escalon is aware of three lawsuits involving Drew. The first lawsuit involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed by Drew for breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a tentative settlement of this matter. The third action involves a suit instituted in California in connection with a dispute from a customer claiming a refund for a product purchase. The Company does not believe that these matters have had or are likely to have a material adverse effect on the Company's business, financial condition or future results of operations.

           Escalon, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. The Company does not believe that the resolution of any of these matters have had or are likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. During the quarter ended September 30, 2004, the Company has issued 841,686 shares of its common stock and reserved 58,314 shares for future issuance pursuant to the exchange offer.

           The issuances of shares of Escalon common stock in the exchange offer for the acquisition of Drew were made in accordance with Rule 802 under the Securities Act of 1933, as an exchange offer for a class of securities of a foreign private issuer in which the conditions regarding the limitation on United States ownership of Drew, the equal treatment of any United States holders and Form CB filings were satisfied.

           The Company did not effect any repurchases of its common stock during the quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

           In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted after splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted for a period of less than one year an may be sold after April 4, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The shares have been classified as available-for-sale-securities. The Company has historically accounted for these shares at $0 basis because a readily determinable market value was not available. The Company cannot assume that it will be able to Liquidate its shares of Intralase at the current market price.

ITEM 6.    EXHIBITS

                   EXHIBITS

         Exhibit No.       Exhibit
         -----------       -------
         Exhibits


10.34 Nat West Multi Currency Overdraft Facility dated February 12, 2003 between Drew Scientific and Nat West..

10.35       Security Agreement between Danam Acquisition Corp and Symbiotics
            Corporation dated August 31, 2002.

10.36       Secured Promissory Note between Danam Acquisition Corp and
            Symbiotics Corporation dated August 31, 2002.

10.37       Sixth Amendment to Amended and Restated Loan Agreement - Dated
            November 30, 2003 - between Drew Scientific, Inc. and Bank of
            America.

10.38       Eight Amended and Restated Revolving Promissory Note - Date November
            30, 2003 - between Bank of America and Drew Scientific, Inc.

10.39       Ratification of Guaranty - November 30, 2003 - between Bank of
            America and Drew Scientific, Inc.

10.40       Ratification of Guaranty - November 30, 2003 - between CDC
            Acquisition Corp and Bank of America

10.41       Post Closing Agreement - Dated November 30, 2003 - between Drew
            Scientific, Inc. and Danam Electronics

10.42       Second Amendment to Intercreditor Agreement - Dated November 20,
            2003 - between Texas Mezzanine and Bank of America

10.43       Loan Agreement - Dated June 1, 2000 - by the Bank of America and
            MWI, Inc d/b/a Danam Electronics

10.44 Guaranty - June 1, 2000 - borrower MWI, Inc d/b/a Danam Electronics to Bank of America - Grantor Jerry West

10.45 Guaranty - June 1, 2000 - borrower MWI, Inc d/b/a Danam Electronics to Bank of America - Grantor - Infolab Inc.

10.46       Revolving Promissory Note - June 1, 2000 - Bank of America and MWI,
            Inc d/b/a Danam Electronics

10.47       Intercreditor Agreement - June 1, 2000 - between Texas Community
            Bank and Trust, The Texas Mezzanine Fund, Inc. and Bank of America

10.48       Promissory Note - November 20, 2003 - between Drew Scientific, Inc.
            and Texas Mezzanine Fund, Inc.

10.49       Revenue Participation Agreement - - November 20, 2003 - between Drew
            Scientific, Inc. and Texas Mezzanine Fund, Inc.

10.50       Security Agreement - - November 20, 2003 - between Drew Scientific,
            Inc. and Texas Mezzanine Fund, Inc.

10.51       Loan Agreement - November 20, 2003 - between Drew Scientific, Inc.
            and Texas Mezzanine Fund, Inc

10.52       Guaranty Agreement - November 20, 2003 - between Drew Scientific,
            Inc. and Texas Mezzanine Fund, Inc.

10.53       Guaranty Agreement - November 20, 2003 - between Keith Raymond Drew
            Scientific, Inc. and Texas Mezzanine.

10.54       Subornation Agreement - November 20, 2003 - between Drew Scientific,
            Inc. and Texas Mezzanine Fund, Inc.

10.55       Post Closing Agreement - November 20, 2003 - between Drew
            Scientific, Inc., Drew Scientific, plc, Keith Drew. and Texas
            Mezzanine Fund, Inc.

10.56 First Amendment to Post Closing Agreement dated December 20, 2003 between Drew Scientific, Inc. Drew Scientific, plc, Keith Drew and
            Texas Mezzanine Fund, Inc.

31.1        Certificate of Chief Executive Officer under Rule 13a-14(a)

31.2        Certificate of Senior Vice President of Finance under Rule 13a-14(a)

32.1        Certificate of Chief Executive Officer under Section 1350 of Title
            18 of the United States Code

32.2 Certificate of Senior Vice President of Finance under Section 1350 of Title 18 of the United States Code

*    All the above Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date: November 22, 2004              By: /s/  Richard J. DePiano
                                         -----------------------
                                         Richard J. DePiano
                                         Chairman and Chief
                                         Executive Officer

Date: November 22, 2004              By: /s/  Harry M. Rimmer
                                         --------------------
                                         Harry M. Rimmer
                                         Senior Vice President - Finance
