Form 10-Q
period 2004-12-31
ESCALON MEDICAL CORP
filed 2005-02-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

[ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from __________to__________.

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

                       565 EAST SWEDESFORD ROAD, SUITE 200
                                 WAYNE, PA 19087
                         (Address of principal executive
                          offices, including zip code)

                                 (610) 688-6830
              (Registrant's telephone number, including area code)

                       575 EAST SWEDESFORD ROAD, SUITE 100
                                 WAYNE, PA 19087
                     (Former address of principal executive
                          offices, including zip code)

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      At February 4, 2005, 5,934,857 shares of common stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheet as of December 31, 2004
                 (Unaudited) and June 30, 2004.                                     2

                 Condensed Consolidated Statement of Operations for the three and
                 six-month periods ended December 31, 2004 and 2003 (Unaudited)     3

                 Condensed Consolidated Statement of Cash Flows for the three and
                 six-month periods ended December 31, 2004 and 2003 (Unaudited)     4

                 Condensed Consolidated Statement of Shareholders' Equity for the
                 three and six-month periods ended December 31, 2004 and 2003
                 (Unaudited)                                                        5

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                             19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk        36

         Item 4. Controls and Procedures                                           37

Part II. Other Information

         Item 1. Legal Proceedings                                                 38

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       39

         Item 4. Submission of Matters to a Vote of Security Holders               39

         Item 5. Other Information                                                 39

         Item 6. Exhibits                                                          39

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                December 31,     June 30,
                                                   2004           2004
                                                ------------   ------------
                                                (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                     $  3,707,122   $ 12,601,971
 Available for sale Securities                    5,929,522              -
 Accounts receivable, net                         4,034,547      2,492,689
 Inventory, net                                   4,976,244      1,781,592
 Note receivable                                    150,000        150,000
 Other current assets                               979,061        539,508
                                               ------------   ------------
   Total current assets                          19,776,496     17,565,760
                                                ------------   ------------
Furniture and equipment, net                       1,086,731        409,187
Goodwill                                          20,053,197     10,591,795
Trademarks and trade names, net                      616,906        616,906
Patents, net                                         604,959        172,078
Other assets                                         225,257        101,389
                                                ------------   ------------
  Total assets                                  $ 42,363,546   $ 29,457,115
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                $          -   $    250,000
  Current portion of long-term debt                  236,164      1,621,687
  Accounts payable                                 2,160,375        499,242
  Accrued expenses                                 3,555,491      1,229,498
                                                ------------   ------------
    Total current liabilities                      5,952,030      3,600,427
Long-term debt, net of current portion               522,469      2,396,019
                                                ------------   ------------
    Total liabilities                              6,474,499      5,996,446
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares issued                    -              -

  Common stock, $0.001 par value; 35,000,000
   shares authorized; 5,905,163 and 5,017,122
     shares issued and outstanding at
       December 31, 2004 and June 30, 2004,
         respectively                                  5,906          5,018
  Common stock warrants                            1,601,346      1,601,346
  Additional paid-in capital                      63,301,230     56,438,903
  Accumulated deficit                            (34,893,754)   (34,584,598)
  Accumulated other comprehensive income           5,874,319              -
                                                ------------   ------------
    Total shareholders' equity                    35,889,047     23,460,669
                                                ------------   ------------
Total liabilities and shareholders' equity      $ 42,363,546   $ 29,457,115
                                                ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                        December 31,                 December 31,
                                                    2004            2003         2004           2003
                                               ------------   ------------   ------------   ------------
Product revenue                                $  5,742,848   $  3,144,034   $ 10,388,801   $  5,985,160
Other revenue                                       595,296        613,891      1,251,000      1,184,407
                                               ------------   ------------   ------------   ------------
Revenues, net                                     6,338,144      3,757,925     11,639,801      7,169,567
                                               ------------   ------------   ------------   ------------

Costs and expenses:
  Cost of goods sold                              3,337,468      1,249,660      6,013,333      2,462,459
  Research and development                          474,779        225,992        791,478        433,122
  Marketing, general and administrative           2,916,770      1,321,653      5,105,729      2,535,285
                                               ------------   ------------   ------------   ------------
    Total costs and expenses                      6,729,017      2,797,305     11,910,540      5,430,866
                                               ------------   ------------   ------------   ------------

(Loss)/income from operations                      (390,873)       960,620       (270,739)     1,738,701
                                               ------------   ------------   ------------   ------------

Other income and expenses:
  Equity in Ocular Telehealth Management, LLC        (7,109)             -        (36,310)             -
  Interest income                                    12,349            282         44,441            961
  Interest expense                                  (29,934)      (107,880)       (26,521)      (226,439)
                                               ------------   ------------   ------------   ------------
    Total other income and expenses                 (24,694)      (107,598)       (18,390)      (225,478)
                                               ------------   ------------   ------------   ------------

(Loss)/income before income taxes                  (415,567)       853,022       (289,129)     1,513,223
Income taxes                                          7,058         32,061         20,027         69,106
                                               ------------   ------------   ------------   ------------

Net (loss)/income                              $   (422,625)  $    820,961   $   (309,156)  $  1,444,117
                                               ============   ============   ============   ============

Basic net (loss)/income per share              $     (0.072)  $      0.243   $     (0.054)  $      0.429
                                               ============   ============   ============   ============

Diluted net (loss)/income per share            $     (0.072)  $      0.196   $     (0.054)  $      0.357
                                               ============   ============   ============   ============

  Weighted average shares - basic                 5,869,028      3,371,920      5,716,748      3,368,643
                                               ============   ============   ============   ============

  Weighted average shares - diluted               5,869,028      4,187,117      5,716,748      4,046,118
                                               ============   ============   ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                December 31,
                                                                           2004            2003
                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $     (309,156)  $    1,444,117
Adjustments to reconcile net (loss)/income to net cash (used in)/
  provided by operating activities:
    Depreciation and amortization                                            188,584          128,422
    Loss of Ocular Telehealth Management, LLC                                 36,310                -
    Change in operating assets and liabilities:
      Accounts receivable, net                                              (218,629)         325,803
      Inventory, net                                                        (538,243)         (69,178)
      Other current and long-term assets                                    (207,391)         169,744
      Accounts payable, accrued and other liabilities                       (539,664)        (387,810)
                                                                      --------------   --------------
        Net cash (used in)/provided by operating activities               (1,588,189)       1,611,098
                                                                      --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Drew, net of cash                                              151,996                -
  Acquisition costs related to Drew                                       (1,020,139)
  Investment in Ocular Telehealth Management, LLC                           (193,000)               -
  Purchase of fixed assets                                                   (76,582)         (36,876)
                                                                      --------------   --------------
        Net cash used in investing activities                             (1,137,725)         (36,876)
                                                                      --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                         -          153,981
  Line of credit repayment                                                (1,900,774)        (878,981)
  Principal payments on term loans                                        (4,305,265)        (784,442)
  Issuance of common stock, stock options                                     29,795           59,430
                                                                      --------------   --------------
        Net cash used in financing activities                             (6,176,244)      (1,450,012)
                                                                      --------------   --------------
        Effect of exchange rate changes on cash & cash equivalents             7,309                -
        Net (decrease)/increase in cash and cash equivalents              (8,894,849)         124,210
Cash and cash equivalents, beginning of period                            12,601,971          298,390
                                                                      --------------   --------------
Cash and cash equivalents, end of period                              $    3,707,122   $      422,600
                                                                      ==============   ==============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                         $      222,198   $      222,696
                                                                      ==============   ==============
Income taxes                                                          $      184,300   $            -
                                                                      ==============   ==============
Accounts receivable                                                   $    1,286,019   $            -
                                                                      ==============   ==============
Inventory                                                             $    2,635,897   $            -
                                                                      ==============   ==============
Other current assets                                                  $      178,261   $            -
                                                                      ==============   ==============
Furniture and equipment                                               $      736,179   $            -
                                                                      ==============   ==============
Patents                                                               $      461,779   $            -
                                                                      ==============   ==============
Other long-term assets                                                $        7,406   $            -
                                                                      ==============   ==============
Line of credit                                                        $    1,643,473   $            -
                                                                      ==============   ==============
Current liabilities                                                   $    4,068,461   $            -
                                                                      ==============   ==============
Shares reserved for future issuance included in accrued liabilities   $      597,019   $            -
                                                                      ==============   ==============
Long-term debt                                                        $      756,427   $            -
                                                                      ==============   ==============
Issuance of Common Stock                                              $    6,833,420   $            -
                                                                      ==============   ==============
Increase in unrealized appreciation on available for sale securities  $    5,929,522   $            -
                                                                      ==============   ==============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

                                   (UNAUDITED)

                                                                                                        Accumulated
                                       Common Stock            Common      Additional                      Other          Total
                                   -----------------------     Stock        Paid-in      Accumulated   Comprehensive  Shareholders'
                                    Shares      Amount        Warrants      Capital        Deficit          Loss         Equity
                                   ---------  ------------  ------------  ------------   ------------  -------------  -------------
Balance at June 30, 2004           5,017,122  $      5,018  $  1,601,346  $ 56,438,903   $(34,584,598)  $          -  $ 23,460,669
Acquisition of Drew                  841,686           842             -     6,832,578              -              -     6,833,420
Exercise of common stock
  purchase warrants                   32,855            33             -           (33)             -              -             -
Exercise of stock options             13,500            13             -        29,782              -              -        29,795
Increase in investment
  based on a readily available
  market value becoming available          -             -             -             -              -      3,282,955     3,282,955
Unrealized gains on securities             -             -             -             -              -      2,646,567     2,646,567
Foreign currency translation               -             -             -             -              -        (55,203)      (55,203)
Net income                                 -             -             -             -       (309,156)             -      (309,156)
                                   ---------  ------------  ------------  ------------   ------------   ------------  ------------

Balance at December 31, 2004       5,905,163  $      5,906  $  1,601,346  $ 63,301,230   $(34,893,754)  $  5,874,319  $ 35,889,047
                                   =========  ============  ============  ============   ============   ============  ============

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

2.    ACQUISITION OF DREW SCIENTIFIC GROUP, PLC

      On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew Scientific Group, Plc ("Drew"), a United Kingdom Company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew. As of December 31, 2004, Escalon owns approximately 94% the ordinary shares of Drew. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. The results of Drew's operations have been included in the consolidated financial statements since July 23, 2004.

      Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for diagnosis and monitoring of medical disorders in the areas of diabetes and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests. Escalon has been operating Drew as a subsidiary since July 23, 2004.

      The aggregate purchase price of Drew was $8,298,583, net of acquired cash of $151,996, consisting of direct acquisition costs of $1,020,140, primarily for investment banking, legal and accounting fees that were directly related to the acquisition of Drew, and 900,000 shares of Escalon Common Stock valued at $7,430,439. The value of the 900,000 shares issued was based on the market price on the date of acquisition. The remaining shares to be exchanged are recorded as a liability.

      The following table summarizes the preliminary purchase price allocation of estimated fair values of assets acquired and liabilities assumed as of the date of acquisition of Drew on July 23, 2004. Escalon is in the process of obtaining additional data, identifying and valuing intangible assets acquired, obtaining third party appraisals of tangible and intangible assets, and valuing certain pre-acquisition legal contingencies. Therefore, the allocation of the purchase price is subject to future refinement, which is expected to be completed no later than June 30, 2005.

Current assets             $ 4,100,178
Furniture and equipment        736,179
Patents                        461,779
Other long-term assets           7,406
Goodwill                     9,461,402
                           -----------

Total assets acquired      $14,766,944
                           -----------

Line of credit             $ 1,643,473
Current liabilities          3,778,696
Long-term debt               1,046,192
                           -----------

Total liabilities assumed  $ 6,468,361
                           -----------

Net assets acquired        $ 8,298,583
                           ===========

      The following pro forma results of operations information has been prepared to give effect to the purchase of Drew as if such transaction had occurred at the beginning of the period being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                         Three Months Ended             Six Months Ended
                                            December 31,                   December 31,
                                        2004            2003         2004            2003
                                     ------------   ------------  ------------   ------------
Revenues                             $  6,338,144   $  7,861,647  $ 12,332,141   $ 15,377,012
Cost of goods sold                      3,337,468      4,072,978     6,464,476      8,109,095
                                     ------------   ------------  ------------   ------------
Gross profit                            3,000,676      3,788,669     5,867,665      7,267,917

Operating expenses                      3,391,549      3,201,278     6,237,452      6,275,672
Other expense                              24,694        187,065        25,608        384,412
                                     ------------   ------------  ------------   ------------

Net income before taxes                  (415,567)       400,326      (395,395)       607,833
Provision for income taxes                  7,058          6,167        20,027         17,318
                                     ------------   ------------  ------------   ------------
Net income                           $   (422,625)  $    394,159  $   (415,422)  $    590,515
                                     ============   ============  ============   ============

Basic net (loss)/income per share    $     (0.072)  $      0.117  $     (0.073)  $      0.175
                                     ============   ============  ============   ============
Diluted net (loss)/income per share  $     (0.072)  $      0.094  $     (0.073)  $      0.146
                                     ============   ============  ============   ============

Weighted average shares - basic         5,869,028      3,371,920     5,716,748      3,368,643
                                     ============   ============  ============   ============
Weighted average shares - diluted       5,869,028      4,187,117     5,716,748      4,046,118
                                     ============   ============  ============   ============

3.    STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB No. 123." Compensation expense for options is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the Company's underlying stock on the date of grant, no compensation expense is recognized.

      SFAS 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                                         Three-Months Ended            Six-Months Ended
                                                            December 31,                 December 31,
                                                       2004           2003          2004           2003
                                                    -----------   ------------   -----------   ------------
Net Income, as reported                             $  (422,625)  $    820,961   $  (309,156)  $  1,444,117
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (75,688)      (292,554)     (360,359)      (310,657)
                                                    -----------   ------------   -----------   ------------
Pro forma net income                                $  (498,313)  $    528,407   $  (669,515)  $  1,133,460
                                                    ===========   ============   ===========   ============

Earnings per share:
  Basic - as reported                               $    (0.072)  $      0.243   $    (0.054)  $      0.429
                                                    ===========   ============   ===========   ============
  Basic - pro forma                                 $    (0.085)  $      0.157   $    (0.117)  $      0.336
                                                    ===========   ============   ===========   ============
  Diluted - as reported                             $    (0.072)  $      0.196   $    (0.054)  $      0.357
                                                    ===========   ============   ===========   ============
  Diluted - pro forma                               $    (0.085)  $      0.126   $    (0.117)  $      0.280
                                                    ===========   ============   ===========   ============

      The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the six-month period ended December 31, 2004 was between $4.92 and $5.06. The fair value was estimated using the following assumptions: dividend yield of 0.0%, volatility of 0.78; risk-free interest rate of 3.30%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historical volatility.

4.    EARNINGS PER SHARE

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three-Months                 Six-Months
                                                     Ended December 31,          Ended December 31,
                                                  2004            2003         2004            2003
                                               ------------   ------------  ------------   ------------
Numerator:
  Numerator for basic and diluted
    earnings per share:
  Net income                                   $   (422,625)  $    820,961  $   (309,156)  $  1,444,117
                                               ------------   ------------  ------------   ------------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares               5,869,028      3,371,920     5,716,748      3,368,643
  Effect of dilutive securities:
    Stock options and warrants                            -        815,197             -        677,475
    Shares reserved for future exchange                   -              -             -              -
                                               ------------   ------------  ------------   ------------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                            5,869,028      4,187,117     5,716,748      4,046,118
                                               ------------   ------------  ------------   ------------
Basic earnings per share                       $     (0.072)  $      0.243  $     (0.054)  $      0.429
                                               ============   ============  ============   ============
Diluted earnings per share                     $     (0.072)  $      0.196  $     (0.054)  $      0.357
                                               ============   ============  ============   ============

5.    INVENTORY

      Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                       December 31,      June 30,
                          2004             2004
                      -------------   -------------
Raw materials         $   3,701,771   $   1,132,331
Work in process             533,956         287,276
Finished goods            1,113,429         367,110
                      -------------   -------------
                          5,349,156       1,786,717
Valuation allowance        (372,912)         (5,125)
                      -------------   -------------

  Total inventory     $   4,976,244   $   1,781,592
                      =============   =============

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

      Accumulated amortization of license and distribution rights was $180,182 and $180,182 at December 31, 2004 and June 30, 2004, respectively. Amortization expense for the three-month periods ended December 31, 2004 and 2003 was $-0-and $5,631, respectively. Amortization expense for the six-month periods ended December 31, 2004 and 2003 was $-0- and $11,261, respectively.

      PATENTS

      It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $185,276 and $122,139 at December 31, 2004 and June 30, 2004, respectively. Amortization expense for the three-month periods ended December 31, 2004 and 2003 was $23,502 and $2,683, respectively. Amortization expense for the six-month periods ended December 31, 2004 and 2003 was $42,319 and $5,366, respectively.

      The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents is as follows:

       Year Ending
         June 30,
       -----------
 2005  $   94,008
 2006      94,008
 2007      88,125
 2008      41,332
 2009      30,532
       ----------
Total  $  348,005
       ==========

      GOODWILL, TRADEMARKS AND TRADE NAMES

      Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix, Inc. ("Endologix"), Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

      The following table presents unamortized intangible assets by business unit as of December 31, 2004:

                                                                     Adjusted
                                Gross                                 Gross
                              Carrying                               Carrying           Accumulated         Net Carrying
GOODWILL                       Amount            Impairment           Amount            Amortization            Value
                            ------------         ----------       -------------         ------------        ------------
Sonomed                     $ 10,547,488         $        -       $  10,547,488         $ (1,021,938)       $  9,525,550
Drew                           9,461,402                  -           9,461,402                    -           9,461,402
Vascular                       1,149,813                  -           1,149,813             (208,595)            941,218
Medical/Trek                     272,786                  -             272,786             (147,759)            125,027
                            ------------         ----------       -------------         ------------        ------------
Total                       $ 21,431,489         $        -       $  21,431,489         $ (1,378,292)       $ 20,053,197
                            ============         ==========       =============         ============        ============

                                                                     Adjusted
                                Gross                                 Gross
UNAMORTIZED INTANGIBLE        Carrying                               Carrying           Accumulated         Net Carrying
        ASSETS                 Amount            Impairment           Amount            Amortization             Value
                            ------------         ----------       -------------         ------------        ------------
Sonomed                     $    665,000         $        -       $     665,000         $    (63,194)       $    601,806
Sonomed EMS                       15,100                  -              15,100                    -              15,100
                            ------------         ----------       -------------         ------------        ------------
Total                       $    680,100         $        -       $     680,100         $    (63,194)       $    616,906
                            ============         ==========       =============         ============        ============

      The following table presents unamortized intangible assets by business unit as of June 30, 2004:

                                                                     Adjusted
                                Gross                                 Gross
                              Carrying                              Carrying            Accumulated         Net Carrying
GOODWILL                       Amount            Impairment           Amount            Amortization            Value
                            ------------         ----------       -------------         ------------        ------------
Sonomed                     $ 10,547,488         $        -       $  10,547,488         $ (1,021,938)       $  9,525,550
Vascular                       1,149,813                  -           1,149,813             (208,595)            941,218
Medical/Trek                     272,786                  -             272,786             (147,759)            125,027
                            ------------         ----------       -------------         ------------        ------------
Total                       $ 11,970,087         $        -       $  11,970,087         $ (1,378,292)       $ 10,591,795
                            ============         ==========       =============         ============        ============

                                                                    Adjusted
                               Gross                                  Gross
UNAMORTIZED INTANGIBLE        Carrying                               Carrying           Accumulated         Net Carrying
        ASSETS                 Amount            Impairment           Amount            Amortization             Value
                            ------------         ----------       -------------         ------------        ------------
Sonomed                     $    665,000         $        -       $     665,000         $    (63,194)       $    601,806
Sonomed EMS                       15,100                  -              15,100                    -              15,100
                            ------------         ----------       -------------         ------------        ------------
Total                       $    680,100         $        -       $     680,100         $    (63,194)       $    616,906
                            ============         ==========       =============         ============        ============

      The following table presents amortized intangible assets by business unit as of December 31, 2004:

                                                                     Adjusted
AMORTIZED INTANGIBLE            Gross                                 Gross
       ASSETS                 Carrying                               Carrying           Accumulated         Net Carrying
      PATENTS                  Amount            Impairment           Amount            Amortization            Value
                              --------           ----------       -------------         ------------        ------------
Drew                          $496,018           $        -       $     496,018         $    (57,772)       $    438,246
Vascular (pending
 issuance)                      36,916                    -              36,916                    -              36,916
Medical/Trek                   257,301                    -             257,301             (127,504)            129,797
Sonomed EMS                          -                    -                   -                    -                   -
                              --------           ----------       -------------         ------------        ------------
Total                         $790,235           $        -       $     790,235         $   (185,276)       $    604,959
                              ========           ==========       =============         ============        ============

      The following table presents amortized intangible assets by business unit as of June 30, 2004:

                                                                    Adjusted
AMORTIZED INTANGIBLE           Gross                                 Gross
       ASSETS                 Carrying                              Carrying            Accumulated         Net Carrying
      PATENTS                  Amount            Impairment          Amount             Amortization            Value
                              --------           ----------       -------------         ------------        ------------

Vascular (pending issuance)   $ 36,916           $        -       $      36,916         $          -        $     36,916
Medical/Trek                   257,301                    -             257,301             (122,139)            135,162
Sonomed EMS                          -                    -                   -                    -                   -
                              --------           ----------       -------------         ------------        ------------
Total                         $294,217           $        -       $     294,217         $   (122,139)       $    172,078
                              ========           ==========       =============         ============        ============

8.    ACCRUED EXPENSES

      The following table presents accrued expenses as of December 31, 2004 and June 30, 2004:

                                                    December 31,   June 30,
                                                        2004        2004
                                                    ------------  ----------
                                                    (unaudited)
Accrued compensation                                $    852,877  $  908,568
Acquisition expense accruals                             747,559           -
Severance accruals                                       434,907           -
Shares reserved for future exchange                      597,019           -
Other accruals                                           923,130     320,930
                                                    ------------  ----------

Total                                               $  3,555,491  $1,229,498
                                                    ============  ==========

      Accrued compensation as of December 31, 2004 primarily relates to payroll, bonus and vacation accruals and payroll tax liabilities.

      Acquisition expense accruals as of December 31, 2004 primarily relate to professional fees (attorneys, accountants and other consultants) accruals related directly to the acquisition of Drew.

      Severance accruals as of December 31, 2004 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the transaction.

      Shares reserved for future exchange as of December 31, 2004 relate to the remaining 58,314 shares that Escalon expects to issue to Drew shareholders who are compelled to exchange their Drew shares pursuant to procedures under United Kingdom laws and regulations. This liability has been valued using the market price of Escalon on September 22, 2004, the date Escalon could begin to compel Drew shareholders to tender all remaining shares. This liability will be reduced as the shareholders exchange the remaining shares.

      In addition to normal accruals, other accruals as of December 31, 2004 relate to the remaining lease payments on a facility that had been vacated prior to the acquisition, accruals for litigation existing prior to the acquisition, franchise and ad valorem tax accruals, royalty accruals and other sundry operating expenses and accruals.

9.    LINE OF CREDIT AND LONG-TERM DEBT

      During the three-month period ended December 31, 2004, the Company paid off and terminated an overdraft line of credit with a United Kingdom financial institution. The amount available on the line of credit was $689,720. The line was secured by certain of Drew's assets and was personally guaranteed by certain of Drew's current and former directors. During the three-month period ended December 31, 2004, the Company also paid off and terminated a line of credit with a domestic financial institution. The amount available on the line of credit was $2,000,000. During the six-month period ended December 31, 2004, total repayments on these two lines of credit totaled $1,900,774.

      The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of December 31, 2004 was $483,630. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance as of December 31, 2004 was $275,003.

      The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of December 31, 2004:

Twelve Months Ending         Texas
    December 31,           Mezzanine      Symbiotics              Total
--------------------       ---------      ----------            ---------
        2005               $ 136,168      $   99,996            $ 236,164
        2006                 147,633          99,996              247,629
        2007                 160,063          75,011              235,074
        2008                  39,766               -               39,766
        2009                       -               -                    -
                           ---------      ----------            ---------

        Total              $ 483,630      $  275,003              758,633
                           =========      ==========

                          Current portion of long-term debt       236,164
                                                                ---------
                          Long-term portion                     $ 522,469
                                                                =========

10.   OTHER REVENUE

      Other revenue includes quarterly payments received from:

      (1) Bausch & Lomb in connection with the sale of the Silicone Oil product line;

      (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's intellectual laser technology; and

      (3)   Royalty payments received from Bio-Rad Laboratories, Inc.
            ("Bio-Rad").

      For the three-month periods ended December 31, 2004 and 2003, Silicone Oil revenue totaled $338,550 and $525,556, respectively, Intralase royalties totaled $164,593 and $88,335, respectively, and the Bio-Rad royalty was $92,153. For the six-month periods ended December 31, 2004 and 2003, Silicone Oil revenue totaled $755,338 and $1,034,338, respectively, Intralase royalties totaled $403,509 and $150,068, respectively, and the Bio-Rad royalty was $92,153. Accounts receivable as of December 31, 2004 and June 30, 2004 related to other revenue was $432,544 and $459,727, respectively.

      BAUSCH & LOMB SILICONE OIL

      The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured such that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from their sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down through the termination date (August 2005) according to the following schedule:

From 8/13/00 to 8/12/01                    100%
From 8/13/01 to 8/12/02                     82%
From 8/13/02 to 8/12/03                     72%
From 8/13/03 to 8/12/04                     64%
From 8/13/04 to 8/12/05                     45%

      INTRALASE: LICENSING OF LASER TECHNOLOGY

      The material terms of the license of the Company's laser patents to IntraLase, which expires in 2014, provide that the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for third party royalties otherwise due and payable to the Company, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments. In addition, the Company owns 252,535 common shares of IntraLase issued pursuant to the license agreement. See also
Note 11 Commitments and Contingencies.

       The license was dated October 23, 1997, and was amended and restated in October 2000 and expires on the latest of the following events:

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

    - The commission of any material breach of any covenant or promise under the license agreement; or

    - The termination of the license by IntraLase after 90 days notice (if IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

       See Note 11 of the Footnotes to the Condensed Consolidated Financial Statements for a description of the Company's legal proceedings with Intralase.

       BIO-RAD ROYALTY

       The royalty received from Bio-Rad relates to a certain non-exclusive Eighth Amendment to OEM Agreement ("OEM Agreement") between the Company's Drew subsidiary and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew's products in certain specifically identified geographic regions.

       The material terms of the OEM Agreement, which expires May 15, 2005, provide as follows:

   -   Drew receives a royalty of 19.5 cents per test;

   -  The royalty payments are due 30 days after the end the month.

   - Royalty payments will be made depending on the volume of tests provided by Bio-Rad, if less than 3,750 tests per month, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will pay an estimated monthly royalty and within 45 days of the end of the quarter will make final settlement upon actual number of tests.

11.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      Escalon leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The Company has also entered into an agreement whereby the Company is obligated to purchase a contracted minimum amount of product from the other party to the agreement. The future amounts to be paid under these arrangements as of December 31, 2004 are as follows:

Twelve Months Ending        Lease        Purchase
    December 31,        Obligations     Commitments       Total
--------------------    -----------     -----------     ----------
        2005            $   799,727     $   560,000     $ 1,359,727
        2006                743,993               -        743,993
        2007                490,775               -        490,775
        2008                286,616               -        286,616
        2009                271,240               -        271,240
     Thereafter             514,780               -        514,780
                        ------------------------------------------
Total                   $ 3,107,131     $   560,000     $3,667,131
                        ==========================================

      Rent expense charged to operations during the three-month periods ended December 31, 2004 and 2003 was $154,064 and $86,424. Rent expense charged to operations during the six-month periods ended December 31, 2004 and 2003 was $313,571 and $183,904.

      CONTINGENCIES

      ROYALTY AGREEMENT: CLINICAL DIAGNOSTIC SOLUTIONS

      Drew and Clinical Diagnostics Solutions, Inc. ("CDS") entered into a Private Label/Manufacturing Agreement dated April 1, 2002 for the right to sell formulations or products of CDS including reagents, controls and calibrators ("CDS products") on a private label basis. The agreement term is 15 years and automatically renews year-to-year thereafter. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew's United Kingdom facility.

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

Escalon is cognizant of the escalating legal expenses and cost associated with the Intralase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the license agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. If Escalon is successful in the litigation, there is a cure feature written into the stipulation to the temporary restraining order, which would enable IntraLase to continue to pay royalties Escalon believes are due under the License Agreement. Escalon believes that IntraLase has sufficient funds to support such payments based upon its filings with the Securities and Exchange Commission and filings in connection with this litigation. If IntraLase is successful in the litigation, they would continue to pay royalties under their calculations.

      LEGAL PROCEEDINGS: DREW

      Escalon is aware of three lawsuits involving Drew. Two were settled during the quarter. The first lawsuit (not settled) involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed by Drew for Breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $140,000 in exchange or a full, final ands complete release of all claims. The settlement permits Escalon's subsidiary, CDC Acquisition Corp. to retain its claims, which include indemnification, against a principal shareholder of an entity previously acquired by CDC Acquisition Corp. Such principal shareholder is also involved in the previously mentioned Connecticut action. The third action involved a suit instituted in California in connection with a dispute from a customer claiming a refund for a product purchase. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $8,000 in exchange for a full, final and complete release of all claims and the return of the equipment. The Company does not believe that these matters have had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

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

12.   SEGMENTAL INFORMATION

During the three and six-month periods ended December 31, 2004 and 2003, the Company operations were classified into four principal reportable segments that provide different products or services. This represents a change from fiscal 2004. The Company acquired Drew on July 23, 2004, and subsequently, Drew has been added as an additional business segment. During the first quarter of fiscal 2005, management also changed the structure of its internal organization that caused Medical/Trek and EMI to be reported as one reportable segment. The corresponding interim period has been restated to present comparative information. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

                                  SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED DECEMBER 31,
                                  Drew              Sonomed            Vascular        Medical/Trek/EMI          Total
                              2004     2003     2004      2003      2004     2003       2004     2003       2004      2003
                            ---------------   ------------------   ----------------   -----------------   ------------------
Product revenue              $ 2,841   $  -    $ 1,872  $  1,965   $   721  $   729   $    309  $   450   $  5,743  $  3,144
Other revenue                     91      -          -         -         -        -        504      613        595       613
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total revenue                  2,932      -      1,872     1,965       721      729        813    1,063      6,338     3,757
                            ---------------   ------------------   ----------------   -----------------   ------------------
Costs and expenses:
Cost of goods sold             1,903      -        839       698       370      284        225      268      3,337     1,250
Operating expenses             1,437      -        762       782       413      441        780      323      3,392     1,546
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total costs and expenses       3,340      -      1,601     1,480       783      725      1,005      591      6,729     2,796
                            ---------------   ------------------   ----------------   -----------------   ------------------
Income from operations          (408)     -        271       485       (62)       4       (192)     472       (391)      961
Other income and
 expenses:
Equity in OTM                      -      -          -         -         -        -         (7)       -         (7)        -
Interest income                    -      -          -         -         -        -         12        -         12         -
Interest expense                 (30)     -          -      (104)        -       (4)         -        -        (30)     (108)
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total other income and
 expenses                        (30)     -          -      (104)        -       (4)         5        -        (25)     (108)
                            ---------------   ------------------   ----------------   -----------------   ------------------
Income before taxes             (438)     -        271       381       (62)       -       (187)     472       (416)      853
Income taxes                       -      -          -         -                  -          7       32          7        32
                            ---------------   ------------------   ----------------   -----------------   ------------------
Net income (loss)           $   (438)  $  -   $    271  $    381   $   (62) $     -   $   (194) $   440   $   (423) $    821
                            ===============   ==================   ================   =================   ==================
Depreciation and
 amortization               $     52   $  -   $      7  $      6   $    11  $    11   $     27  $     9   $     97  $     26
Assets                      $ 15,797   $  -   $ 12,961  $ 12,027   $ 2,130  $ 2,211   $ 11,476  $ 2,280   $ 42,364  $ 16,518
Expenditures for
 long-lived assets          $      6   $  -   $      4  $      -   $     -  $     -   $     28  $    21   $     38  $     21

                                      SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - SIX MONTHS ENDED DECEMBER 31,
                                  Drew             Sonomed            Vascular        Medical/Trek/EMI          Total
                               2004    2003     2004      2003      2004     2003       2004     2003       2004      2003
                            ---------------   ------------------   ----------------   -----------------   ------------------
Product revenue             $  4,754   $  -   $  3,517  $  3,670   $ 1,416  $ 1,463   $    702  $   852   $ 10,389  $  5,985
Other revenue                     92      -          -         -         -        -      1,159    1,184      1,251     1,184
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total revenue                  4,846      -      3,517     3,670     1,416    1,463      1,861    2,036     11,640     7,169
                            ---------------   ------------------   ----------------   -----------------   ------------------
Costs and expenses:
Cost of goods sold             3,158      -      1,698     1,379       690      580        467      504      6,013     2,463
Operating expenses             2,382      -      1,402     1,494       823      875      1,291      599      5,898     2,968
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total costs and expenses       5,540      -      3,100     2,873     1,513    1,455      1,758    1,103     11,911     5,431
                            ---------------   ------------------   ----------------   -----------------   ------------------
Income from operations          (694)     -        417       797       (97)       8        103      933       (271)    1,738
Other income and
 expenses:
Equity in OTM                      -      -          -         -         -        -        (36)       -        (36)        -
Interest income                    4      -          -         -         -        -         40        1         44         1
Interest expense                 (54)     -         29      (218)       (1)      (8)         -        -        (26)     (226)
                            ---------------   ------------------   ----------------   -----------------   ------------------
Total other income and
 expenses                        (50)     -         29      (218)       (1)      (8)         4        1        (18)     (225)
                            ---------------   ------------------   ----------------   -----------------   ------------------
Income before taxes             (744)     -        446       579       (98)       -        107      934       (289)    1,513
Income taxes                       -      -          -         -                  -         20       69         20        69
                            ---------------   ------------------   ----------------   -----------------   ------------------
Net income (loss)           $   (744)  $  -   $    446  $    579   $   (98) $     -   $     87  $   865   $   (309) $  1,444
                            ===============   ==================   ================   =================   ==================
Depreciation and
 amortization               $     97   $  -   $     14  $     12   $    23  $    22   $     55  $    57   $    189  $     91
Assets                      $ 15,797   $  -   $ 12,961  $ 12,027   $ 2,130  $ 2,211   $ 11,476  $ 2,280   $ 42,364  $ 16,518
Expenditures for
 long-lived assets          $      8   $  -   $     23  $      -   $     7  $     -   $     39  $    37   $     77  $     37

13.   SHAREHOLDERS' EQUITY

      WARRANTS TO PURCHASE COMMON STOCK

      In connection with debt issued by a former lender to Escalon in November 2001, the Company issued the lender warrants to purchase 60,000 shares of the Company's common stock at $3.66 per share. The lender exercised the warrants on December 13, 2004, in a cashless exercise receiving 32,855 shares of the Company's common stock in satisfaction of the warrants.

      In connection with the private placement of Escalon's common stock in March 2004, the Company issued to several accredited investors warrants to purchase 120,000 shares of the Company's common stock at $15.60 per share. The warrants are currently exercisable and expire in March 2009.

      EXCHANGE OFFER FOR DREW SCIENTIFIC GROUP, PLC

      During the three-month period ended September 30, 2004, the Company issued 841,686 shares of its common stock pursuant to its exchange offer for all of the outstanding shares of Drew, and had acquired approximately 94% of the outstanding shares as of that date. No further shares were issued during the three-month period ended December 31, 2004 pursuant to the exchange offer. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. A total of 58,314 shares are reserved for future issuance in connection with this final exchange.

14.   RELATED PARTY TRANSACTIONS

      Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through December 31, 2004, Escalon has invested $193,000 in OTM and has committed to invest an additional $63,000 through March 2005. As of December 31, 2004, Escalon owned 50% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company will provide administrative support functions to OTM. Through December 31, 2004, OTM had revenue of $620 and incurred expenses of $73,421. This investment is accounted for under the equity method of accounting and is included in other assets.

      Commencing July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenditures related to this individual during the three and six-month periods ended December 31, 2004 were $10,000 and $23,062, respectively.

15.   INTRALASE INITIAL PUBLIC OFFERING

      In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted for a period of less than one year and may be sold after April 4, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company has historically accounted for these shares at $0 basis because a readily determinable market value was not available. As of December 31, 2004, the shares have been classified as available-for-sale and have a market value of $5,929,522.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW - SIX-MONTH PERIOD ENDED DECEMBER 31, 2004

      The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

   - On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired 94% of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew's revenue during the period from July 24, 2004 through December 31, 2004 was $4,846,000 and Drew's operations resulted in a net loss of $745,000. Prior to acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. Escalon's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with the working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

   - In connection with the acquisition of Drew, the Company issued 841,686 shares of its common stock during the six-month period ended December 31, 2004. As of December 31, 2004, 58,314 shares of the Company's common stock remain reserved for future exchange for Drew shares.

   - During the six-month period ended December 31, 2004, the Company paid off all of its term debt that existed prior to the acquisition of Drew as well as the outstanding line of credit that existed prior to the acquisition. During the six-month period ended December 31, 2004, the Company also paid off and terminated the outstanding line of credit Drew maintained with a domestic financial institution as well as the overdraft line of credit Drew maintained with a United Kingdom financial institution. During the six-month period ended December 31, 2004 the Company paid off debt of $6,206,000.

   - When Drew is excluded, product revenue decreased 7.70% during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The decrease is primarily related to the Sonomed and the Medical/Trek/EMI business units. The decrease in the Sonomed business unit was primarily caused by a decrease in demand for the Company's pachymeter product. The decrease in the Medical/Trek/EMI business unit was primarily related to a decrease in sales of the Company's CFA digital imaging system and related consumables.

   - Other revenue increased 5.66% during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase primarily relates to an increase in royalty payments received from IntraLase. During the six-month period ended December 31, 2004, 6.49% of the Company's other revenue was received from Bausch & Lomb in connection with the Silicone Oil product line. The Bausch & Lomb contract for this revenue expires in August 2005.

   - When Drew is excluded, cost of goods sold as a percentage of product revenue increased to 49.41% during the six-month period ended December 31, 2004, as compared to 39.76% of product revenue, for the same period last fiscal year. The increase is primarily related to the Sonomed business unit. The primary factors affecting Sonomed were product mix, most notably the decrease in pachymeter sales, in addition to an increase in international sales, where the Company generally experiences lower price per unit on its products.

   - When Drew is excluded, operating expenses increased 18.43% during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. During the six-month period ended December 31, 2004, the Company incurred an unusually high amount of legal and accounting fees primarily related to the Company's first quarterly filing with the Securities and Exchange Commission subsequent to the Drew acquisition as well an unusually high amount of litigation costs. The Company does not believe that these expenses will continue in the future at such unusually high levels. The increase in operating expenses also relates to the Company's continuing efforts to strengthen its sales channels domestically and overseas as well as increases in administrative headcount.

   - Interest expense decreased during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The Company paid off several of its debt facilities to several entities in advance of their maturity dates. Additionally, the Company reversed accrued loan commitment fees as a result of the satisfaction of the debt and release by the lender of those fees. The fees were originally accrued based on contractual terms.

      CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain statements contained in, or incorporated by reference in, this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the United States Food and Drug Administration (the "FDA"), acquisitions, the development of joint venture opportunities, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and one therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

      The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

      The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. The Company intends to take advantage of the safe harbor provisions of the Private Securities Reform Act of 1995 regarding the Company's forward-looking statements, and are including this sentence for the express purpose of enabling the Company to use the protections of the safe harbor with respect to all forward-looking statements. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

      ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

      In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short-term. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted.

      COST ASSOCIATED WITH INTRALASE LITIGATION MAY ADVERSELY IMPACT EARNINGS IN THE NEAR TERM.

Escalon is cognizant of the escalating legal expenses and cost associated with the Intralase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the license agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. If Escalon is successful in the litigation, there is a cure feature written into the stipulation to the temporary restraining order, which would enable IntraLase to continue to pay royalties Escalon believes are due under the License Agreement. Escalon believes that IntraLase has sufficient funds to support such payments based upon its filings with the Securities and Exchange Commission and filings in connection with this litigation. If IntraLase is successful in the litigation, they would continue to pay royalties under their calculations.

      THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

      The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

   - Acquisitions, such as Drew, and subsequent integration of the acquired company;

   - The timing and expense of new product introductions by the Company or its competitors;

   -  The cancellation or delays in the purchase of the Company's products;

   -  Fluctuations in customer demand for the Company's products;

   -  Fluctuations in royalty income;

   -  The gain or loss of significant customers;

   -  Changes in the mix of products sold by the Company;

   - Competitive pressures on prices at which the Company can sell its products; and

   - Announcements of new strategic relationships by the Company or its competitors.

      The Company sets its spending levels in advance of each quarter based, in part, on the Company's expectations of products orders and shipments during that quarter. A shortfall in revenue, therefore, in any particular quarter as compared to the Company's plan could have a material adverse effect on the Company's results of operations and cash flows. Also, the Company's quarterly results could fluctuate due to general market conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company's business an operating results.

      FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

      The Company's business and financial condition will depend upon the market acceptance of the Company's products. The Company cannot assure that the Company's products will achieve market acceptance. Market acceptance depends upon a number of factors including:

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

      THE COMPANY WILL NO LONGER RECEIVE REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB AFTER AUGUST 12, 2005.

      The Company realized 6.49% and 14.43% of its net revenue during the six month periods ended December 31, 2004 and 2003, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005. The agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which declines according to the following schedule:

From 8/13/00 to 8/12/01                     100%
From 8/13/01 to 8/12/02                      82%
From 8/13/02 to 8/12/03                      72%
From 8/13/03 to 8/12/04                      64%
From 8/13/04 to 8/12/05                      45%

      The revenue associated with the sale of Silicone Oil by Bausch & Lomb has no associated expense and consequently provides a gross margin of 100%. Any significant reduction in this revenue can have a significant negative impact on gross margin. The Company will not receive revenue related to the Silicone Oil royalty after August 12, 2005.

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

      The process for obtaining regulatory clearances and approvals underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of Escalon's financial resources and Escalon's management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely impact the Company's business.

      Escalon's failure to comply with the applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would adversely impact the Company's business, financial condition and results of operations.

      THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AN ADVERSE IMPACT ON THE COMPANY'S BUSINESS.

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

      The Company cannot ensure that the Company will be able to compete effectively in the competitive environments in which the Company operates.

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

      If a court determines that any of the Company's products infringes, directly or indirectly, on a patent in a particular market, the court may enjoin the Company from making, using or selling the product. Furthermore, the Company may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms.

      LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS OR COSTLY REDESIGN OF THE COMPANY'S PRODUCTS.

      Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to Escalon's business, financial condition and results of operations. Some of the Company's suppliers are subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, with would adversely impact the Company's financial condition and results of operations.

      THE COMPANY'S ABILITY TO MARKET OR SELL THE COMPANY'S PRODUCTS MAY BE ADVERSELY IMPACTED BY LIMITATIONS ON REIMBURSEMENTS BY GOVERNMENT PROGRAMS, PRIVATE INSURANCE PLANS AND OTHER THIRD PARTY PAYORS.

      The Company's customers bill various third party payors, including government programs and private insurance plans, for the health care services provided to their patients. Third party payors may reimburse the customer, usually at a fixed rate based on the procedure performed, or may deny reimbursement if they determine that the use of the Company's products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third party payors may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company's ability to sell the Company's products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursements under the capital cost pass-through system utilized in connection with the Medicare program could also adversely impact the marketing of the Company's products.

      FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY IMPACT THE MARKET FOR THE COMPANY'S PRODUCTS.

      In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation may take or its impact on the Company's business. Legislation that sets price limits and utilization controls may adversely impact the rate of growth of the markets in which the Company participates. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which would adversely impact the Company's business.

      THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

      The testing and marketing of the Company's products entails an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries or a failure to diagnose associated with a product defect. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the

Company's time and attention away from the Company's core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of up to $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure you that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

      THE COMPANY'S INTERNATIONAL OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OF FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

      The Company derives a portion of its revenue from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could affect the Company's business in these countries and the Company's results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely impact the Company's results of operations.

      THE COMPANY IS DEPENDENT ON ITS MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

      The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company's executive officers or other technical personnel, or the Company's failure to attract and retain other skilled and experienced personnel, could have a material adverse impact on the Company's ability to maintain or expand its businesses.

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

      Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as Escalon, could experience extreme price and volume fluctuations unrelated to operating performance. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

      THE IMPACT OF TERRORISM OR ACTS OF WAR COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S BUSINESS.

      Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company's operations, its suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse impact on the Company's business.

      THE COMPANY'S CHARTER DOCUMENTS AND PENNSYLVANIA LAW MAY INHIBIT A
      TAKEOVER.

      Certain provisions of Pennsylvania law and the Company's Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. These provisions could limit the share price that certain investors might be willing to pay in the future for shares of the Company's common stock. The Company's Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The Bylaws impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Company's Board of Directors may issue shares of preferred stock without shareholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.

COMPANY OVERVIEW

      The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this Quarterly Report on Form 10-Q.

      The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering in October 2004. See the Notes to Condensed Consolidated Financial Statements for further information. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part II, Item 1. Legal Proceedings, for further information.

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

      On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom Company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of

Drew, and since that date has acquired 94% of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of SFAS 142, discussed further in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

   - The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company's policies and procedures related to the buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonable assured.

      Escalon assesses collectibility based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of Escalon's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

      VALUATION OF INTANGIBLE ASSETS

      Escalon annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

      INCOME/(LOSS) PER SHARE

      The Company computes net income/(loss) per share under the provisions of SFAS No. 128, Earnings per Share (SFAS 128), and Staff Accounting Bulletin, No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, warrants and shares reserved for future exchange in the aggregate amount of 569,641 shares at December 31, 2004 is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted earnings per share.

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

         In evaluating Escalon's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

      Through December 31, 2004, Escalon has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

      The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three and six-month periods ended December 31, 2004 and 2003.

                                Three-Month Periods Ended December 31,         Six-Month Periods Ended December 31,
                                --------------------------------------         ------------------------------------
                                 2004             2003       % Change           2004            2003       % Change
                                ------           ------      --------          -------          ------     --------
Product revenue:
Drew                            $2,841           $    -        100.00%         $ 4,754          $    -       100.00%
Sonomed                          1,872            1,965         -4.73%           3,517           3,670        -4.17%
Vascular                           721              729         -1.10%           1,416           1,463        -3.21%
Medical/Trek/EMI                   309              450        -31.33%             702             852       -17.61%
                                ------           ------      --------          -------          ------     --------
                                $5,743           $3,144         82.67%         $10,389          $5,985        73.58%
                                ======           ======      ========          =======          ======     ========

      Product revenue increased $2,5 99,000, or 82.67%, to $5,743 ,000 du ring the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in revenue is attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, product revenue decreased $242,000, or 7.70%, to $2,902,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. In the Sonomed business unit, product revenue decreased $93,000, or 4.73%, to $1,872,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 57.71% as compared to the same period last fiscal year. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004. Due to market saturation and increased price competition within the marketplace. Sales of Sonomed's new EZ-Scan product line have partially offset the aforementioned declines. In the Vascular business unit, revenue decreased $8,000, or 1.10%, to $721,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The decrease in product revenues in the Vascular business unit was primarily the result of the Company providing relief from contracted minimum purchase requirements to one of its distributors and ultimately terminating the Company's relationship with the distributor. The Company provided this relief to prevent the distributor from becoming overstocked with the Company's product. The decrease in revenue was largely offset by increases in both direct sales to end users by the Company's domestic sales team as well as increases in the European market. In the Medical/Trek/EMI business unit, revenue decreased $141,000, or 31.33%, to $309,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. Sales of the Company's CFA digital imaging system and related consumables decreased $126,000. Due to increased price competition.

      Product revenue increased $4,404,000 or 73.58%, to $10,389,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in revenue is attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, product revenue decreased $350,000, or 5.85%, to $5,635,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. In the Sonomed business unit, product revenue decreased $153,000, or 4.17%, to $3,517,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 73.61% as compared to the same period last fiscal year. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004. Due to market saturation and increased price competition within the marketplace. Sales of Sonomed's new EZ-Scan product line have partially offset the aforementioned declines. In the Vascular business unit, revenue decreased $47,000, or 3.21%, to $1,416,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The decrease in product revenues in the Vascular business unit was primarily the result of the Company providing relief from contracted minimum purchase requirements to several of its distributors and ultimately terminating the Company's relationship with one of these distributors. The Company provided this relief to prevent the distributors from becoming overstocked with the Company's product. The decrease in revenue was largely offset by increases in both direct sales to end users by the Company's domestic sales team as well as increases in the European market. In the Medical/Trek/EMI business unit, revenue decreased $150,000, or 17.61%, to $702,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. Sales of the Company's CFA digital imaging system and related consumables decreased
$131,000. Due to increased price competition.


      Other revenue decreased $19,000, or 3.09%, to $595,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The royalty received from Bausch & Lomb in connection with their sales of Silicone Oil decreased $187,000. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The contract will end in August 2005. For the three-month period ended December 31, 2004, the step-down caused a $143,000 decrease in Silicone Oil revenue. The remaining $44,000 decrease in Silicone Oil revenue was due to market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb. Offsetting the decrease in Silicone Oil revenue was a $92,000 royalty received from Bio-Rad related to an OEM agreement between Bio-Rad and Drew and a $76,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology.

      Other revenue increased $67,000, or 5.66%, to $1,251,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase is attributed to a $253,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology as well as a $92,000 royalty received from Bio-Rad related to an OEM agreement between Bio-Rad and Drew. Offsetting these increases was a $278,000 decrease in the royalty received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The contract will end in August 2005. For the three-month period ended December 31, 2004, the step-down caused a $319,000 decrease in Silicone Oil revenue. The offsetting $4,000 increase in Silicone Oil revenue was due to market demand for the product. The Company does not have any further knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

      The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three and six-month periods ended December 31, 2004 and 2003.

                          Three-Month Periods Ended December 31,              Six-Month Periods Ended December 31,
                    -------------------------------------------------------------------------------------------------
                            2004                       2003                     2004                      2003
Cost of goods       ---------------------     ---------------------     --------------------     --------------------
    sold:              Dollars        %          Dollars        %           Dollars      %          Dollars       %
                    -------------   -----     -------------   -----     -------------  -----     -------------  -----
                    (in thousands)            (in thousands)            (in thousands)           (in thousands)
Drew                $       1,903   66.98%    $           -    0.00%    $       3,158  66.43%    $           -   0.00%
Sonomed                       839   44.82%              700   35.62%            1,698  48.28%            1,378  37.55%
Vascular                      370   51.32%              284   38.96%              690  48.73%              580  39.64%
Medical/Trek/EMI              225   72.82%              266   59.11%              467  66.52%              504  59.15%
                    -------------   -----     -------------   -----     -------------  -----     -------------  -----
                    $       3,337   58.11%    $       1,250   39.76%    $       6,013  57.88%    $       2,462  41.14%
                    =============   =====     =============   =====     =============  =====     =============  =====

      Cost of goods sold totaled $3,337,000, or 58.11% of product revenue, for the three-month period ended December 31, 2004 as compared to $1,250,000, or 39.76% of product revenue, for the same period last fiscal year. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, cost of goods sold increased $184,000, to $1,434,000 or 49.41% of product revenue during the three-month period ended December 31, 2004 as compared to $1,250,000, or 39.76% of product revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $839,000, or 44.82% of product revenue for the three-month period ended December 31, 2004 as compared to $700,000, or 35.62% of product revenue for the same period last fiscal year. The primary factors affecting the increase in cost of goods sold as a percentage of product revenue were product mix, most notably the decrease in pachymeter sales, in addition to an increase in international sales, where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Vascular business unit totaled $370,000, or 51.32% of product revenue, for the three-month period ended December 31, 2004 as compared to $284,000, or 38.96% of product revenue for the same period last fiscal year. The Company experienced increases in overtime and temporary labor during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. Cost of goods sold in the Medical/Trek/EMI business unit totaled $225,000, or 72.82% of product revenue, during the three-month period ended December 31, 2004 as compared to $266,000, or 59.11% of product revenue during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Please see the executive overview for further information regarding the operating results of Drew.

      Cost of goods sold totaled $6,013,000, or 57.88% of product revenue, for the six-month period ended December 31, 2004 as compared to $2,462,000, or 41.14% of product revenue, for the same period last fiscal year. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, cost of goods sold increased $393,000, to $2,855,000 or 50.67% of product revenue during the six-month period ended December 31, 2004 as compared to $2,462,000, or 41.14% of product revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $1,698,000, or 48.28% of product revenue for the six-month period ended December 31, 2004 as compared to $1,378,000, or 37.55% of product revenue for the same period last fiscal year. The primary factors affecting the increase in cost of goods sold as a percentage of product revenue were product mix, most notably the decrease in pachymeter sales, in addition to an increase in international sales, where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Vascular business unit totaled $690,000, or 48.73% of product revenue, for the six-month period ended December 31, 2004 as compared to $580,000, or 39.64% of product revenue for the same period last fiscal year. The Company experienced increases in overtime and temporary labor during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. Cost of goods sold in the Medical/Trek/EMI business unit totaled $467,000, or 66.52% of product revenue, during the six-month period ended December 31, 2004 as compared to $504,000, or 59.15% of product revenue during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Please see the executive overview for further information regarding the operating results of Drew.

      The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three and six-month periods ended December 31, 2004 and 2003.

                            Three-Month Periods Ended December 31,   Six-Month Periods Ended December 31,
                            ----------------------------------------------------------------------------
                             2004       2003             % Change      2004      2003           % Change
                            -------    -------           --------    -------    -------         --------
Marketing,general and
 administrative
  expenses:
Drew                        $ 1,137    $     -             100.00%   $ 1,936    $     -           100.00%
Sonomed                         353        306              15.36%       677        564            20.04%
Vascular                        356        340               4.71%       695        654             6.27%
Medical/Trek/EMI              1,071        676              58.43%     1,798      1,317            36.52%
                            -------    -------           --------    -------    -------         --------
                            $ 2,917    $ 1,322             120.65%   $ 5,106    $ 2,535           101.42%
                            =======    =======           ========    =======    =======         ========

Marketing, general and administrative expenses increased $1,595,000, or 120.65%, to $2,917,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in marketing, general and administrative expenses was primarily attributed to incremental expenditures due to the acquisition of Drew on July 23, 2004. If Drew is excluded, marketing, general and administrative expenses increased $458,000, or 34.64%, to $1,780,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed business unit increased $47,000, or 15.36%, to $353,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $33,000 as a result of increased headcount. Marketing, general and administrative expenses in the Vascular business unit increased $16,000, or 4.71%, to $356,000 as compared to the same period last fiscal year. Travel-related and sales meeting expenses increased $25,000, consulting expense increased $18,000 related to marketing expenses in the European market and salaries and other personnel-related expenses increased $17,000 as a result of increased headcount. The Company agreed to pay royalties for a period of five years following the acquisition of the Vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $60,000 decrease in royalty expense. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $395,000, or 58.43%, to $1,071,000 as compared to the same period last fiscal year. Legal and accounting fees increased $242,000 primarily related to the Company's first quarterly filing with the Securities and Exchange Commission subsequent to the Drew acquisition as well litigation costs. Escalon expects expenses associated with the IntraLase litigation to adversely impact earnings in the near term. See the Notes to Condensed Consolidated Financial Statements for a description of Legal Proceedings. Investor relations increased $84,000. Please see the executive overview for further information regarding the operating results of Drew.

      Marketing, general and administrative expenses increased $2,571,000, or 101.42%, to $5,106,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in marketing, general and administrative expenses was primarily attributed to incremental expenditures due to the acquisition of Drew on July 23, 2004. If Drew is excluded, marketing, general and administrative expenses increased $635,000, or 25.05%, to $3,170,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Sonomed business unit increased $113,000, or 20.04%, to $677,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $60,000 as a result of increased headcount, advertising increased $18,000 and the Company incurred $15,000 of expenses related to moving Sonomed's manufacturing facility. Marketing, general and administrative expenses in the Vascular business unit increased $41,000, or 6.27%, to $695,000 as compared to the same period last fiscal year. Travel-related and sales meeting expenses increased $44,000, consulting expense increased $42,000 related to marketing expenses in the European market and salaries and other personnel-related expenses increased $39,000 as a result of increased headcount. The Company agreed to pay royalties for a period of five years following the acquisition of the Vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $120,000 decrease in royalty expense. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $481,000, or 36.52%, to $1,798,000 as compared to the same period last fiscal year. Legal and accounting fees increased $251,000 primarily related to the Company's first quarterly filing with the Securities and Exchange Commission subsequent to the Drew acquisition as well as litigation costs. Escalon expects expenses associated with the IntraLase litigation to adversely impact earnings in the near term. See the Notes to Condensed Consolidated Financial Statements for a description of Legal Proceedings. Salaries and other personnel-related expenses increased $115,000 primarily due to increased headcount. Investor relations increased $86,000. Please see the executive overview for further information regarding the operating results of Drew.

      Research and development expenses increased $249,000, or 110.18%, to $475,000 during the three-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in research and development expenses was attributed to incremental expenditures due to the acquisition of Drew on July 23, 2004. If Drew is excluded, research and development expenses decreased $52,000, or 23.01% as compared to the same period last fiscal year.

      Research and development expenses increased $358,000, or 82.79%, to $791,000 during the six-month period ended December 31, 2004 as compared to the same period last fiscal year. The increase in research and development expenses was attributed to incremental expenditures due to the acquisition of

Drew on July 23, 2004. If Drew is excluded, research and development expenses decreased $87,000, or 20.09% as compared to the same period last fiscal year.

      Escalon recognized a loss of $7,000 and $36,000 related to its investment in OTM during the three and six-month periods ended December 31, 2004, respectively. The share of OTM's loss recognized by the Company is in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. See Related Party Transactions.

      Interest income was $12,349 and $282 for the three-month periods ended December 31, 2004, respectively, and was $44,441 and $961 for the six-month periods ended December 31, 2004, respectively. The increase relates to increased average cash balances in the current fiscal year.

      Interest expense was $30,000 and $108,000 for the three-month periods ended December 31, 2004, respectively, and was $27,000 and $226,000 for the six-month periods ended December 31, 2004, respectively. The decrease relates to lower average debt balances in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      Changes in Escalon's overall liquidity and capital resources from continuing operations during the six-month period ended December 31, 2004 are reflected in the following table:

                                                      December 31,           June 30,
(Dollars are in thousands)                               2004                  2004
                                                      ------------          ---------
Current assets                                        $     19,776          $  17,566
Less: Current liabilities                                    5,952              3,600
                                                      ------------          ---------
Working capital                                       $     13,824          $  13,966
Current ratio                                             3.3 to 1           4.9 to 1

Notes payable and current maturities                  $        236          $   1,872
Long-term debt                                                 522              2,396
                                                      ------------          ---------
Total debt                                            $        758          $   4,268
Total equity                                                35,889             23,461
                                                      ------------          ---------
Total capital                                         $     36,647          $  27,729
Total debt to total capital                                   2.07%             15.39%

      WORKING CAPITAL POSITION

      Working capital decreased $142,000 as of December 31, 2004 and the current ratio decreased to 3.3 to 1 when compared to June 30, 2004. The decrease in working capital was caused primarily by the pay-off of all of the Company's pre-acquisition debt as well as substantially all of the debt acquired from Drew. The Company paid off debt of $6,206,000 during the six-month period ended December 31, 2004. The primary offset to this decrease in working capital was the $5,930,000 increase in available for sale securities which relates to the Company's ownership of common stock in Intralase.

      CASH USED IN OPERATING ACTIVITIES

      Cash flows from operating activities decreased by $3,199,000 for the six-month period ended December 31, 2004 as compared to the same period last fiscal year. Apart from year-over-year decreased net profitability of $1,753,000, the Company also put an additional $1,542,000 into working capital (related to the purchase of inventory and other working related to Drew) during the six-month period ended December 31, 2004 as compared to the same period last fiscal year.

      CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

      Cash flows used in investing activities relate primarily to acquisition costs related to Drew, the Company's investment in OTM and the purchase of fixed assets. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels not to be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

      Cash flows used in financing activities were $6,176,000 during the six-month period ended December 31, 2004. The Company paid off all of the Company's pre-acquisition debt as well as substantially all of the Debt acquired from Drew. The Company paid off debt of $6,206,000 during the six-month period ended December 31, 2004.

      DEBT HISTORY

      On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an amended agreement with the lender. The primary amendments of the amended loan agreement were to reduce quarterly principal payments, extend the term of the repayments and to alter the covenants of the original bank agreement. On September 30, 2004, the Company paid off and terminated both the remaining term debt and the outstanding balance on the line of credit. In November 2001, the Company issued the lender 60,000 warrants to purchase the Company's common stock at $3.66 per share in connection with this debt. The warrants were exercised in December 2004.

      On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange for cash and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the closing of the sale, with a guaranteed minimum royalty of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to this amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, delivered a note in the amount of $717,558 payable in eleven quarterly installments that commenced on April 15, 2002, and issued 50,000 shares of its common stock to Endologix. On September 30, 2004, the Company paid off the balance of the term debt.

      During the three-month period ended December 31, 2004, the Company paid off and terminated an overdraft line of credit with a United Kingdom financial institution. The amount available on the line of credit was $689,720. The line was secured by certain of Drew's assets and was personally guaranteed by certain of Drew's current and former directors. During the three-month period ended December 31, 2004, the Company also paid off and terminated a line of credit with a domestic financial institution. The amount available on the line of credit was $2,000,000.

      Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of December 31, 2004 is $483,630. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance at December 31, 2004 is $275,003.

      BALANCE SHEET

      The components of the balance sheet of the Company were increased as of July 23, 2004 by the acquisition of Drew as follows:

Cash                                       $ 151,996
Accounts receivable                        1,286,019
Inventory                                  2,635,897
Other current assets                         178,261
Furniture and equipment                      736,179
Goodwill                                   9,461,402
Patents                                      461,779
Other long-term assets                         7,406
Line of credit                             1,643,473
Current liabilities                        4,068,461
Liability for shares reserved
  for future exchange                        597,019
Long-term debt                               756,427
Exchange of common stock                   6,833,420


      These amounts represent an $839,000 net difference from the amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2004, which has been recorded as an increase in goodwill. Escalon is in the process of obtaining additional data, identifying and valuing intangible assets acquired, obtaining third party appraisals of tangible and intangible assets, and valuing certain pre-acquisition legal contingencies. Therefore, the allocation of the purchase price is subject to future refinement, which is expected to be completed no later than June 30, 2005.


      OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      Escalon was not a party to any off-balance sheet arrangements as of and for the six-month periods ended December 31, 2004 and 2003.

      The following table presents the Company's contractual obligations as of December 31, 2004:

                                                    Less than                                        More than
                                      Total          1 Year          1-3 Years        3-5 Years       5 Years
                                   -----------     -----------      -----------      ----------      ----------
Long-term debt                     $   758,633     $   236,164      $   482,703      $   39,766      $        -
Operating lease agreements           3,107,131         799,727        1,234,768         557,856         514,780
OTM commitment                          63,000          63,000                -               -               -
Purchase obligations                   560,000         560,000                -               -               -
                                   -----------     -----------      -----------      ----------      ----------
                                   $ 4,488,764     $ 1,658,891      $ 1,717,471      $  597,622      $  514,780
                                   ===========     ===========      ===========      ==========      ==========

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

      On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew. As of December 31, 2004, the Company had acquired approximately 94% of the outstanding ordinary shares of Drew. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of December 31, 2004, as Drew is not yet wholly owned, Escalon loaned $4,153,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. Escalon anticipates that further working capital will likely be required by Drew.

      In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted after splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted until April 4, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The shares have been classified as available-for-sale-securities. The Company's net proceeds will be the market price of the shares, multiplied by the number of shares sold, less any broker commissions. As of February 4, 2005, Intralase's common stock closed at $22.80 per share on the Nasdaq National Market. At that price, Escalon's shares of IntraLase were valued at $5,757,798. The Company cannot assure that will be able to liquidate its shares of IntraLase at the current market price. Please see Notes to Consolidated Financial Statements for a description of the Intralase Litigation.

      Escalon realized 6.49% and 14.43%, of its net revenue during the six-month period ended December 31, 2004 and 2003, respectively, from Bausch & Lomb's sale of Silicone Oil. Silicone Oil revenue is based on sales of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the contract, any such decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, until August 12, 2005, when all revenues will cease. See the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

      The Company issued 120,000 common stock purchase warrants in connection with the private placement on March 17, 2004. The warrants are exercisable at $15.60 per share and expire on March 17, 2009. If all 120,000 warrants were to be exercised, it would provide gross proceeds to the Company of $1,872,000. These warrants are not currently in the money and will not be exercised, and the Company will not receive any proceeds as long as the exercise price is greater than the market price. Escalon cannot assure that the warrant exercise price will ever be less than the market price of the Company's common stock or that even if the exercise price is less than the market price that any of the warrants will be exercised.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK

      The table below provides information about the Company's financial instruments, consisting primarily of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates at December 31, 2004 are fixed at 8.00% on the Texas Mezzanine Fund term debt, and are fixed at 5.00% on the Symbiotics, Inc. term debt. See the Notes to Condensed Consolidated Financial Statements for further information regarding the Company's debt obligations.

                                      2004           2005          2006        Thereafter        Total
                                   ---------      ---------      ---------     ----------      ----------
Texas Mezzanine Fund Note          $ 136,168      $ 147,633      $ 160,063     $   39,766      $  483,630
 Interest rate                          8.00%          8.00%          8.00%          8.00%
Synbiotics, Inc. Note                 99,996         99,996         75,011              -         275,003
 Interest rate                          5.00%          5.00%          5.00%             -
                                   ---------      ---------      ---------     ----------      ----------
                                   $ 236,164      $ 247,629      $ 235,074     $   39,766      $  758,633
                                   =========      =========      =========     ==========      ==========

      EXCHANGE RATE RISK

      During the three-month periods ended December 31, 2004 and 2003, approximately 35.44% and 17.39%, respectively, of Escalon consolidated net revenue was derived from international sales. During the six-month periods ended December 31, 2004 and 2003, approximately 35.72% and 17.39%, respectively, of Escalon consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds. During the three-month period ended December 31, 2004, Drew recorded $1,074,000 of revenue denominated in United Kingdom pounds and during the period from July 24, 2004 through December 31, 2004, Drew recorded $1,719,000 of revenue denominated in United Kingdom pounds.

      Drew incurs a portion of its expenses denominated in United Kingdom pounds. During the three-month period ended December 31, 2004, Drew incurred $1,313,000 of expense denominated in United Kingdom pounds and during the period from July 24, 2004 through December 31, 2004, Drew incurred $1,957,000 of expense denominated in United Kingdom pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the three-month period ended December 31, 2004 and 2003, these expenses totaled $43,000 and $50,000, respectively, and during the six-month period ended December 31, 2004 and 2003, these expenses totaled $84,000 and $76,000, respectively. The Company's Vascular business unit began incurring marketing expense in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. For the three-month periods ended December 31, 2004 and 2003, these expenses totaled $29,000 and $11,000, respectively, and during the six-month periods ended December 31, 2004 and 2003, these expenses totaled $55,000 and $13,000, respectively.

      The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

ITEM  4. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Senior Vice President of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and recording, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(B)   INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There have been changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the Company's second fiscal quarter ended December 31, 2004, that are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's management notes that there have not been any changes in the Company's internal control over financial reporting in the Company's historical business; however, the Company's recent acquisition of Drew did cause a change in the Company's internal control as it relates to that business.

      During the three-month period ended December 31, 2004, the Company performed a detailed internal review of the financial accounting and reporting function of the acquired Drew business. All accounts were reviewed and all balance sheet accounts were reconciled in accordance with Company financial procedures. Management ensured that all relevant personnel in the newly acquired business were trained in the application of the Company's financial policies and procedures. No significant deficiencies in financial control were identified during the three-month period ended December 31, 2004. The improvement of internal controls surrounding the acquired Drew business is a continuing focus of Company management. The Company does not believe that the cost of implementing any of these improvements will have a material effect on the Company's financial condition or results of operations.

      A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 10, 2004, Escalon provided notice to IntraLase of the Company's intention to terminate the license agreement with IntraLase due to IntraLase's failure to pay certain royalties that the Company believes are due under the license agreement. On June 21, 2004, IntraLase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with IntraLase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by IntraLase and Escalon, the same district court entered a stipulation and order to remove from the trial list the hearing on the preliminary injunction. The litigation will continue in accordance with the court order. Escalon is cognizant of the escalating legal expenses and cost associated with the Intralase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the license agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. If Escalon is successful in the litigation, there is a cure feature written into the stipulation to the temporary restraining order, which would enable IntraLase to continue to pay royalties Escalon believes are done under the License Agreement. Escalon believes that IntraLase has sufficient funds to support such payments based upon its filings with the Securities and Exchange Commission and filings in connection with this litigation. If IntraLase is successful in the litigation, they would continue to pay royalties under their calculations.

      Escalon is aware of three lawsuits involving Drew. Two were settled during the quarter. The first lawsuit (not settled) involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed by Drew for Breach of intellectual property rights and for breach of the principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $140,000 in exchange or a full, final ands complete release of all claims. The settlement permits Escalon's subsidiary, CDC Acquisition Corp. to retain its claims, which include indemnification, against a principal shareholder of an entity previously acquired by CDC Acquisition Corp. Such principal shareholder is also involved in the previously mentioned Connecticut action. The third action involved a suit instituted in California in connection with a dispute from a customer claiming a refund for a product purchase. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $8,000 in exchange for a full, final and complete release of all claims and the return of the equipment. The Company does not believe that these matters have had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

      Escalon, from time to time, is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes and other matters. The Company does not believe that the resolution of any of these matters have had or are likely to have a material adverse impact on the Company's business, financial condition or results of operations.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired substantially all of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. During the six-month period ended December 31, 2004, the Company has issued 841,686 shares of its common stock and reserved 58,314 shares for future issuance pursuant to the exchange offer.

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

      In connection with debt issued by a former lender to Escalon in November 2001, the Company issued the lender warrants to purchase 60,000 shares of the Company's common stock at $3.66 per share. The lender exercised the warrants on December 13, 2004, in a cashless exercise receiving 32,855 shares of the Company's common stock in satisfaction of the warrants. These shares were issued and exempt from registration pursuant to Section 4(2) the Securities Act of 1933.

      The Company did not effect any repurchases of its common stock during the quarter ended December 31, 2004.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on December 1, 2004. The following matters were acted upon:

      1. The following persons were elected as directors of the Company for the next three years until their successors are elected and qualified.

Nominees for Director                 For                  Withheld
---------------------              ---------               --------
Lisa A. Napolitano                 4,646,512               69,956
Jeffrey F. O'Donnell (*)           4,752,571               67,996

* - subsequent to having been successfully elected to a new three-year term., Mr. O'Donnell resigned his position as director effective January 3, 2005 as disclosed on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005.

      2. The shareholders approved the adoption of the Escalon Medical Corp. 2004 Equity Incentive Plan providing an additional 550,000 shares of common stock.

For               Against          Abstain             Broker Non-Votes
-------           -------          -------             ----------------
621,427           180,809          30,265              3,883,967

ITEM  5. OTHER INFORMATION

      In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock are restricted due to contractual restrictions until April 4, 2005. The shares have been classified as available-for-sale securities. The Company has historically accounted for these shares at $0 basis because a readily determinable market value was not available. The Company cannot assume that it will be able to liquidate its shares of IntraLase at the current market price.

ITEM 6. EXHIBITS

        31.1 Certificate of Chief Executive Officer under Section 1350 of the 18 of the United states Code

        31.2 Certificate of Senior Vice President of Finance under Rule
             13a-14(a).

        32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

        32.2 Certificate of Senior Vice President of Finance under Section 1350 of Title 18 of the United States Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date: February 14, 2005                     By: /s/  Richard J.DePiano
                                                -------------------------------
                                                Richard J. DePiano
                                                Chairman and Chief
                                                Executive Officer

Date: February 14, 2005                     By: /s/  Harry M. Rimmer
                                                -------------------------------
                                                Harry M. Rimmer
                                                Senior Vice President of Finance

                                                                    EXHIBIT 31.1

                                  CERTIFICATION

I, Richard J. DePiano, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the periods covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Date: February 14, 2005                            /s/ Richard J. DePiano
                                                   ----------------------------
                                                   Richard J. DePiano
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

I, Harry M. Rimmer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Escalon Medical Corp.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the periods covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

                  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Date: February 14, 2005                        /s/  Harry M. Rimmer
                                               ---------------------------------
                                               Harry M. Rimmer
                                               Senior Vice President of Finance

                                                                    EXHIBIT 32.1

                      STATEMENT OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Richard
J. DePiano, the Chairman and Chief Executive Officer of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      1. The Company's Form 10-Q Quarterly Report for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005                     /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief Executive Officer

      A signed copy of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Escalon Medical Corp. and will be retained by Escalon Medical Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2

                  STATEMENT OF SENIOR VICE PRESIDENT - FINANCE
         PURSUANT TO SECTION 1350 OF TITLE 18 OF THE UNITED STATES CODE

      Pursuant to Section 1350 of Title 18 of the United States Code, I, Harry
M. Rimmer, the Senior Vice President - Finance of Escalon Medical Corp. (the "Company"), hereby certify that, to the best of my knowledge:

      1. The Company's Form 10-Q Quarterly Report for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

      2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2005                          /s/  Harry M. Rimmer
                                                 -------------------------------
                                                 Harry M. Rimmer
                                                 Senior Vice President - Finance

      A signed copy of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Escalon Medical Corp. and will be retained by Escalon Medical Corp. and furnished to the Securities and Exchange Commission or its staff upon request.