Form 10-Q
period 2005-03-31
ESCALON MEDICAL CORP
filed 2005-05-16
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transitional report pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 for the transitional period from ________ to ________.

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

     At May 5, 2005, 5,940,255 shares of common stock were outstanding.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements                                   2

                  Condensed Consolidated Balance Sheet as of March 31, 2005
                  (Unaudited) and June 30, 2004                                                 2

                  Condensed Consolidated Statement of Operations for the three and
                  nine-month periods ended March 31, 2005 and 2004 (Unaudited)                  3

                  Condensed Consolidated Statement of Cash Flows for nine-month
                  periods ended March 31, 2005 and 2004 (Unaudited)                             4

                  Condensed Consolidated Statement of Shareholders' Equity for
                  the three and nine-month periods ended March 31, 2005 and 2004
                  (Unaudited)                                                                   5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   37

         Item 4.  Controls and Procedures                                                      38

Part II. Other Information

         Item 1.  Legal Proceedings                                                            38

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  39

         Item 6.  Exhibits                                                                     40

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                          March 31,            June 30,
                                                                                             2005               2004
                                                                                             ----               ----
 ASSETS                                                                                  (Unaudited)
 Current assets:
  Cash and cash equivalents                                                             $  2,514,793       $ 12,601,971
  Available for sale securities                                                            4,227,436                 --
  Accounts receivable, net                                                                 4,507,190          2,492,689
  Inventory, net                                                                           5,794,950          1,781,592
  Note receivable                                                                            150,000            150,000
  Other current assets                                                                     1,083,496            539,508
                                                                                        ------------       ------------
    Total current assets                                                                  18,277,865         17,565,760
                                                                                        ------------       ------------
Furniture and equipment, net                                                               1,015,445            409,187
Goodwill                                                                                  20,015,265         10,591,795
Trademarks and trade names, net                                                              616,906            616,906
Patents, net                                                                                 578,481            172,078
Other assets                                                                                 294,260            101,389
                                                                                        ------------       ------------
  Total assets                                                                          $ 40,798,222       $ 29,457,115
                                                                                        ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                        $          -       $    250,000
  Current portion of long-term debt                                                          227,809          1,621,687
  Accounts payable                                                                         2,098,491            499,242
  Accrued expenses                                                                         2,753,334          1,229,498
                                                                                        ------------       ------------
    Total current liabilities                                                              5,079,634          3,600,427
Long-term debt, net of current portion                                                       461,608          2,396,019
                                                                                        ------------       ------------
    Total liabilities                                                                      5,541,242          5,996,446
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued                --                 --
  Common stock, $0.001 par value; 35,000,000 shares authorized; 5,940,020 and
    5,017,122 shares issued and outstanding at March 31, 2005 and June 30, 2004,
    respectively                                                                               5,940              5,018
  Common stock warrants                                                                    1,601,346          1,601,346
  Additional paid-in capital                                                              63,658,130         56,438,903
  Accumulated deficit                                                                    (34,152,189)       (34,584,598)
  Accumulated other comprehensive income                                                   4,143,753                 --
                                                                                        ------------       ------------
    Total shareholders' equity                                                            35,256,980         23,460,669
                                                                                        ------------       ------------
Total liabilities and shareholders' equity                                              $ 40,798,222       $ 29,457,115
                                                                                        ============       ============

See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                   Nine Months Ended
                                                               March 31,                            March 31,
                                                        2005               2004              2005                2004
                                                        ----               ----              ----                ----
Product revenue                                    $  6,246,836       $  3,019,536       $ 16,648,739       $  9,004,696

Other revenue                                           982,241            593,242          2,233,987          1,777,649
                                                   ------------       ------------       ------------       ------------
Revenues, net                                         7,229,077          3,612,778         18,882,726         10,782,345
                                                   ------------       ------------       ------------       ------------

Costs and expenses:

  Cost of goods sold                                  2,998,745          1,364,600          9,019,701          3,827,059

  Research and development                              463,808            167,123          1,257,132            600,245

  Marketing, general and administrative               2,938,673          1,254,516          8,050,678          3,789,801
                                                   ------------       ------------       ------------       ------------
    Total costs and expenses                          6,401,226          2,786,239         18,327,511          8,217,105
                                                   ------------       ------------       ------------       ------------

Income from operations                                  827,851            826,539            555,215          2,565,240
                                                   ------------       ------------       ------------       ------------

Other income and expenses:

  Equity in Ocular Telehealth Management, LLC           (13,632)                --            (49,942)                --

  Interest income                                         9,166              9,356             53,607             10,317

  Interest expense                                      (15,915)           (93,794)           (42,534)          (320,233)
                                                   ------------       ------------       ------------       ------------
    Total other income and expenses                     (20,381)           (84,438)           (38,869)          (309,916)
                                                   ------------       ------------       ------------       ------------

Income before income taxes                              807,470            742,101            516,346          2,255,324

Income taxes                                             63,912              2,927             83,938             72,033
                                                   ------------       ------------       ------------       ------------

Net income                                         $    743,558       $    739,174       $    432,408       $  2,183,291
                                                   ============       ============       ============       ============

Basic net income per share                         $      0.125       $      0.192       $      0.075       $      0.619
                                                   ============       ============       ============       ============

Diluted net income per share                       $      0.119       $      0.172       $      0.069       $      0.564
                                                   ============       ============       ============       ============

  Weighted average shares - basic                     5,932,920          3,839,937          5,787,753          3,524,603
                                                   ============       ============       ============       ============

  Weighted average shares - diluted                   6,251,847          4,286,761          6,238,515          3,869,901
                                                   ============       ============       ============       ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               2005              2004
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                                $    432,409       $  2,183,291
Adjustments to reconcile net (loss)/income to net cash (used in)/
  provided by operating activities:
    Depreciation and amortization                                              287,176            186,745
    Abandonment of leasehold improvements                                       11,057                 --
    Loss of Ocular Telehealth Management, LLC                                   49,942                 --
    Change in operating assets and liabilities:
      Accounts receivable, net                                                (750,816)           338,917
      Inventory, net                                                        (1,377,461)           (83,145)
      Other current and long-term assets                                      (340,351)            79,525
      Accounts payable, accrued and other liabilities                         (826,531)            58,379
                                                                          ------------       ------------
        Net cash (used in)/provided by operating activities                 (2,484,838)         2,763,712
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Drew, net of cash                                                151,996                 --
  Acquisition costs related to Drew                                         (1,088,234)
  Investment in Ocular Telehealth Management, LLC                             (256,000)                --
  Purchase of fixed assets                                                     (98,990)           (41,647)
                                                                          ------------       ------------
        Net cash used in investing activities                               (1,291,228)           (41,647)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowing                                                          --            153,981
  Line of credit repayment                                                  (1,907,948)          (878,981)
  Principal payments on term loans                                          (4,374,481)        (1,199,675)
  Issuance of common stock, private placement                                       --          9,834,485
  Issuance of common stock, stock options                                       29,782          1,986,113
                                                                          ------------       ------------
        Net cash used in financing activities                               (6,252,647)         9,895,923
                                                                          ------------       ------------
        Effect of exchange rate changes on cash & cash equivalents             (58,465)                --
        Net (decrease)/increase in cash and cash equivalents               (10,087,178)        12,617,988
Cash and cash equivalents, beginning of period                              12,601,971            298,390
                                                                          ------------       ------------
Cash and cash equivalents, end of period                                  $  2,514,793       $ 12,916,378
                                                                          ============       ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                             $    234,781       $    251,309
                                                                          ============       ============

Income taxes                                                              $    394,469       $         --
                                                                          ============       ============

Accounts receivable                                                       $  1,263,685       $         --
                                                                          ============       ============

Inventory                                                                 $  2,635,897       $         --
                                                                          ============       ============

Other current assets                                                      $    178,261       $         --
                                                                          ============       ============

Furniture and equipment                                                   $    736,179       $         --
                                                                          ============       ============

Patents                                                                   $    461,779       $         --
                                                                          ============       ============

Other long-term assets                                                    $      7,406       $         --
                                                                          ============       ============

Line of credit                                                            $  1,643,473       $         --
                                                                          ============       ============

Current liabilities                                                       $  3,650,335       $         --
                                                                          ============       ============

Shares reserved for future issuance included in accrued liabilities       $    240,084       $         --
                                                                          ============       ============

Long-term debt                                                            $  1,046,192       $         --
                                                                          ============       ============

Issuance of common stock                                                  $  7,190,355       $         --
                                                                          ============       ============

Increase in unrealized appreciation on available for sale securities      $  4,227,436       $         --
                                                                          ============       ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                       Accumulated
                                      Common Stock          Common       Additional                       Other           Total
                                      ------------           Stock        Paid-in      Accumulated    Comprehensive   Shareholders'
                                   Shares      Amount       Warrants      Capital        Deficit           Loss          Equity
                                 ---------   ---------------------------------------------------------------------------------------



 Balance at June 30, 2004        5,017,122   $  5,018    $  1,601,346   $ 56,438,903   $(34,584,598)   $         --    $ 23,460,669


 Acquisition of Drew               876,543        876              --      7,189,478             --              --       7,190,354
 Exercise of common stock

   purchase warrants                32,855         33              --            (33)            --              --              --

 Exercise of stock options          13,500         13              --         29,782             --              --          29,795

 Increase in investment                 --
   based on a readily available
   market value becoming
available                               --         --              --             --             --       3,282,955       3,282,955

 Unrealized gains on securities         --         --              --             --             --         944,481         944,481

 Foreign currency translation           --         --              --             --             --         (83,683)        (83,683)

 Net income                             --         --              --             --        432,409              --         432,409
                                 ---------   --------------------------------------------------------------------------------------

 Balance at March 31, 2005       5,940,020   $  5,940    $  1,601,346   $ 63,658,130   $(34,152,189)   $  4,143,753    $ 35,256,980
                                 =========   ======================================================================================

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company." Escalon's subsidiaries include Sonomed, Inc. ("Sonomed"), Sonomed EMS, Srl ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH, Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Medical Holdings, Inc. and Drew Scientific Group, Plc ("Drew"). All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

     The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) instrumentation and consumables for use in human and veterinary hematology; (3) instrumentation and consumables for the diagnosing and monitoring of diabetes; and (4) vascular access devices.

     The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-K under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

2. ACQUISITION OF DREW SCIENTIFIC GROUP, PLC

     On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew Scientific Group, Plc ("Drew"), a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew. As of March 31, 2005, Escalon owns approximately 98% of the ordinary shares of Drew. In the near future, Escalon expects to compel Drew shareholders to exchange all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. The results of Drew's operations have been included in the consolidated financial statements since July 23, 2004.

     Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for diagnosis and monitoring of medical disorders in the areas of diabetes and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests. Escalon has been operating Drew as an additional business segment since July 23, 2004.

     The aggregate purchase price of Drew was $8,366,677, net of acquired cash of $151,996, consisting of direct acquisition costs of $1,088,234, primarily for investment banking, legal and accounting fees that were directly related to the acquisition of Drew, and 900,000 shares of Escalon common stock valued at $7,430,439. The value of the 900,000 shares issued was based on the market price on the date of acquisition. The remaining shares to be exchanged are recorded as a liability.

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

    Current assets                 $ 4,077,843
    Furniture and equipment            736,179
    Patents                            461,779
    Other long-term assets               7,406
    Goodwill                         9,423,470
                                   -----------

    Total assets acquired          $14,706,677
                                   -----------

    Line of credit                 $ 1,643,473
    Current liabilities              3,650,335
    Long-term debt                   1,046,192
                                   -----------

    Total liabilities assumed      $ 6,340,000
                                   -----------

    Net assets acquired            $ 8,366,677
                                   ===========

     The following pro forma results of operations information has been prepared to give effect to the purchase of Drew as if such transaction had occurred at the beginning of the period being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                            Three Months Ended                 Nine Months Ended
                                                 March 31,                          March 31,
                                           2005             2004              2005              2004
                                           ----             ----              ----              ----
Revenues                               $ 7,229,077      $ 7,418,558       $18,882,726      $22,199,685
Cost of goods sold                       2,998,745        3,764,836         9,019,701       11,027,768
                                       -----------      -----------       -----------      -----------
Gross profit                             4,230,332        3,653,722         9,863,025       11,171,917

Operating expenses                       3,402,481        2,944,816         9,307,810        8,959,577
Other expense                               20,381          596,056            38,869        1,844,770
                                       -----------      -----------       -----------      -----------
Net income before taxes                    807,470          112,850           516,346          367,570

Provision for income taxes                  63,912          (16,534)           83,938           13,649
                                       -----------      -----------       -----------      -----------
Net income                             $   743,558      $   129,384       $   432,408      $   353,921
                                       ===========      ===========       ===========      ===========

Basic net income per share             $     0.125      $     0.034       $     0.075      $     0.100
                                       ===========      ===========       ===========      ===========
Diluted net income per share           $     0.119      $     0.030       $     0.069      $     0.092
                                       ===========      ===========       ===========      ===========

Weighted average shares - basic          5,932,920        3,839,937         5,787,753        3,524,603
                                       ===========      ===========       ===========      ===========
Weighted average shares - diluted        6,251,847        4,286,761         6,238,515        3,861,901
                                       ===========      ===========       ===========      ===========

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

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                            2005            2004            2005              2004
                                                            ----            ----            ----              ----
Net Income, as reported                                 $  743,558      $  739,174      $   432,409      $   2,183,291
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method

  for all awards, net of related tax effects               (75,442)        (48,440)        (435,802)          (359,097)
                                                        ----------      ----------      -----------      -------------
Pro forma net income                                    $  668,116      $  690,734      $    (3,393)     $   1,824,194
                                                        ==========      ==========      ===========      =============
Earnings (loss) per share:

  Basic - as reported                                   $    0.125      $    0.192      $     0.075      $       0.619
                                                        ==========      ==========      ===========      =============
  Basic - pro forma                                     $    0.113      $    0.180      $    (0.001)     $       0.518
                                                        ==========      ==========      ===========      =============
  Diluted - as reported                                 $    0.119      $    0.172      $     0.069      $       0.564
                                                        ==========      ==========      ===========      =============
  Diluted - pro forma                                   $    0.107      $    0.161      $    (0.001)     $       0.471
                                                        ==========      ==========      ===========      =============

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the nine-month period ended March 31, 2005 was between $4.92 and $5.06. The fair value was estimated using the following assumptions: dividend yield of 0.0%, volatility of 0.78%; risk-free interest rate of 3.30%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historic volatility.

4. EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months                    Nine Months
                                                                 Ended March 31,                Ended March 31,
                                                              2005            2004            2005             2004
                                                              ----            ----            ----             ----
Numerator:
  Numerator for basic and diluted earnings per share:
  Net income                                               $  743,558      $  739,174      $  432,409      $2,183,291
                                                           ----------      ----------      ----------      ----------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                         5,932,920       3,839,937       5,787,753       3,524,603
  Effect of dilutive securities:
    Stock options and warrants                                295,470         446,824         427,305         345,298

    Shares reserved for future exchange                        23,457              --          23,457              --
                                                           ----------      ----------      ----------      ----------
  Denominator for diluted earnings
    earnings per share - weighted average and
    assumed conversion                                      6,251,847       4,286,761       6,238,515       3,869,901
                                                           ----------      ----------      ----------      ----------
Basic earnings per share                                   $    0.125      $    0.192      $    0.075      $    0.619
                                                           ==========      ==========      ==========      ==========
Diluted earnings per share                                 $    0.119      $    0.172      $    0.069      $    0.564
                                                           ==========      ==========      ==========      ==========

5. INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                March 31,         June 30,
                                  2005              2004
                                  ----              ----
     Raw materials            $ 4,015,486       $ 1,132,331

     Work in process              526,362           287,276
     Finished goods             1,617,905           367,110
                              -----------       -----------
                                6,159,753         1,786,717
     Valuation allowance         (364,803)           (5,125)
                              -----------       -----------
       Total inventory        $ 5,794,950       $ 1,781,592
                              ===========       ===========

6. NOTE RECEIVABLE

     Escalon entered into an agreement with an individual who was involved in the development of a drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that is due in May 2005.

7. INTANGIBLE ASSETS

     ACQUIRED LICENSE AND DISTRIBUTION RIGHTS

     In connection with the Company's acquisition of assets of Escalon Ophthalmics, Inc. ("EOI") in February 1996, a portion of the purchase price was allocated to certain license and distribution agreements. This cost allocation was based on an evaluation by management, and such costs were amortized over an eight-year period using the straight-line method.

     Accumulated amortization of license and distribution rights was $180,182 and $180,182 at March 31, 2005 and June 30, 2004, respectively. Amortization expense for the three-month periods ended March 31, 2005 and 2004 was $-0- and $1,877, respectively. Amortization expense for the nine-month periods ended March 31, 2005 and 2004 was $-0- and $13,138, respectively.

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $211,754 and $122,139 at March 31, 2005 and June 30, 2004, respectively. Amortization expense for the three-month periods ended March 31, 2005 and 2004 was $26,478 and $2,683, respectively. Amortization expense for the nine-month periods ended March 31, 2005 and 2004 was $89,615 and $8,051, respectively.

     The aggregate amortization expense for each of the next five years for acquired license and distribution rights and patents is as follows:

                     Year
                    ending
                   June 30,
                   --------
     2005          $ 94,008
     2006            94,008
     2007            88,125
     2008            41,332
     2009            30,532
                   --------
     Total         $348,005
                   ========

     GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix, Inc. ("Endologix"), Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

     The following table presents unamortized intangible assets by business unit as of March 31, 2005:

                                                     Adjusted
                      Gross                           Gross
                    Carrying                        Carrying       Accumulated       Net Carrying
GOODWILL             Amount        Impairment        Amount        Amortization         Value
                     ------        ----------        ------        ------------         -----
Sonomed           $10,547,488         $--         $10,547,488      $(1,021,938)      $ 9,525,550

Drew                9,423,470          --           9,423,470               --         9,423,470

Vascular            1,149,813          --           1,149,813         (208,595)          941,218

Medical/Trek          272,786          --             272,786         (147,759)          125,027
                  -----------         ---         -----------      -----------       -----------

Total             $21,393,557         $--         $21,393,557      $(1,378,292)      $20,015,265
                  ===========         ===         ===========      ===========       ===========

                                                              Adjusted
                                Gross                           Gross
 UNAMORTIZED INTANGIBLE       Carrying                        Carrying           Accumulated        Net Carrying
   ASSETS                      Amount       Impairment         Amount           Amortization            Value
                               ------       ----------         ------           ------------            -----
Sonomed                      $665,000         $ --            $665,000            $(63,194)            $601,806

Sonomed EMS                    15,100           --              15,100                  --               15,100
                             --------         ----            --------            --------             --------

Total                        $680,100         $ --            $680,100            $(63,194)            $616,906
                             ========         ====            ========            ========             ========

     The following table presents unamortized intangible assets by business unit as of June 30, 2004:

                                               Adjusted
                      Gross                      Gross
                    Carrying                   Carrying        Accumulated      Net Carrying
 GOODWILL            Amount     Impairment      Amount        Amortization         Value
                     ------     ----------      ------        ------------         -----

Sonomed           $10,547,488      $ --      $10,547,488      $(1,021,938)      $ 9,525,550

Vascular            1,149,813        --        1,149,813         (208,595)          941,218

Medical/Trek          272,786        --          272,786         (147,759)          125,027
                  -----------      ----      -----------      -----------       -----------

Total             $11,970,087      $ --      $11,970,087      $(1,378,292)      $10,591,795
                  ===========      ====      ===========      ===========       ===========

                                                        Adjusted
                            Gross                        Gross
 UNAMORTIZED INTANGIBLE   Carrying                     Carrying        Accumulated       Net Carrying
   ASSETS                  Amount       Impairment      Amount        Amortization          Value
                           ------       ----------      ------        ------------          -----

Sonomed                   $665,000         $--         $665,000         $(63,194)         $601,806

Sonomed EMS                 15,100          --           15,100               --            15,100
                          --------         ---         --------         --------          --------

Total                     $680,100         $--         $680,100         $(63,194)         $616,906
                          ========         ===         ========         ========          ========

     The following table presents amortized intangible assets by business unit as of March 31, 2005:

                                                           Adjusted
 AMORTIZED INTANGIBLE               Gross                   Gross
 ASSETS                           Carrying                 Carrying      Accumulated     Net Carrying
   PATENTS                         Amount    Impairment     Amount      Amortization        Value
                                   ------    ----------     ------      ------------        -----
Drew                             $ 496,018      $ --      $ 496,018      $ (81,567)      $ 414,451

Vascular (pending issuance)         36,916        --         36,916             --          36,916

Medical/Trek                       257,301        --        257,301       (130,187)        127,114

Sonomed EMS                             --        --             --             --              --
                                 ---------      ----      ---------      ---------       ---------
Total                            $ 790,235      $ --      $ 790,235      $(211,754)      $ 578,481
                                 =========      ====      =========      =========       =========

     The following table presents amortized intangible assets by business unit as of June 30, 2004:

                                                           Adjusted
 AMORTIZED INTANGIBLE               Gross                   Gross
 ASSETS                           Carrying                 Carrying      Accumulated      Net Carrying
   PATENTS                         Amount    Impairment     Amount      Amortization        Value
                                   ------    ----------     ------      ------------        -----
Vascular (pending issuance)      $  36,916      $ --      $  36,916      $      --       $  36,916

Medical/Trek                       257,301        --        257,301       (122,139)        135,162

Sonomed EMS                             --        --             --             --              --
                                 ---------      ----      ---------      ---------       ---------
Total                            $ 294,217      $ --      $ 294,217      $(122,139)      $ 172,078
                                 =========      ====      =========      =========       =========

8. ACCRUED EXPENSES

     The following table presents accrued expenses as of March 31, 2005 and June 30, 2004:

                                          March 31,         June 30,
                                            2005              2004
                                            ----              ----
                                         (unaudited)
Accrued compensation                     $  910,064      $  908,568

Acquisition expense accruals                793,218              --

Severance accruals                          251,202              --

Shares reserved for future exchange         240,084              --
Other accruals                              558,767         320,930
                                         ----------      ----------

Total                                    $2,753,334      $1,229,498
                                         ==========      ==========

     Accrued compensation as of March 31, 2005 primarily relates to payroll, bonus and vacation accruals and payroll tax liabilities.

     Acquisition expense accruals as of March 31, 2005 primarily relate to professional fees (attorneys, accountants and other consultants) accruals related directly to the acquisition of Drew.

     Severance accruals as of March 31, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the transaction.

     Shares reserved for future exchange as of March 31, 2005 relate to the remaining 23,457 shares that Escalon expects to issue to Drew shareholders who are compelled to exchange their Drew shares pursuant to procedures under United Kingdom Laws and regulations. This liability has been valued using the market price of Escalon on September 22, 2004, the date Escalon could begin to compel Drew shareholders to tender all remaining shares. This liability will be reduced as the shareholders exchange the remaining Drew shares.

     In addition to normal accruals, other accruals as of March 31, 2005 relate to the remaining lease payments on a facility that had been vacated prior to the Drew acquisition, accruals for litigation existing prior to the acquisition, franchise and ad valorem tax accruals, royalty accruals and other sundry operating expenses and accruals.

9. LINE OF CREDIT AND LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of March 31, 2005 was $439,413. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance as of March 31, 2005 was $250,004

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of March 31, 2005:

Twelve Months
   Ending         Texas
  March 31,      Mezzanine           Symbiotics            Total
  ---------      ---------           ----------            -----
    2005         $127,813            $ 99,996            $227,809
    2006          150,606              99,996             250,602
    2007          160,994              50,012             211,006

    2008               --                  --                  --

    2009               --                  --                  --
                 --------            --------          ----------
   Total         $439,413            $250,004             689,417
                 ========            ========
               Current portion of long-term debt          227,809
                                                       ----------
              Long-term portion                        $  461,608
                                                       ==========

10. OTHER REVENUE

     Other revenue includes quarterly payments received from:

     (1) Bausch & Lomb in connection with the sale of the Silicone Oil product line;

     (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's intellectual laser technology; and

     (3)  Royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     For the three-month periods ended March 31, 2005 and 2004, Silicone Oil revenue totaled $364,000 and $447,000, respectively, IntraLase royalties totaled $567,000 and $147,000, respectively, and the Bio-Rad royalty was $51,000 for the three month period ended March 31, 2005. For the nine-month periods ended March 31, 2005 and 2004, Silicone Oil revenue totaled $1,119,000 and $1,481,000, respectively, IntraLase royalties totaled $970,000 and $297,000, respectively, and the Bio-Rad royalty was $144,000 for the nine-month period ended March 31, 2005. Accounts receivable as of March 31, 2005 and June 30, 2004 related to other revenue was $364,002 and $459,727, respectively.

     BAUSCH & LOMB SILICONE OIL

     The Company's agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which steps down through the termination date (August 2005) according to the following schedule:

     From 8/13/00 to 8/12/01        100%
     From 8/13/01 to 8/12/02        82%
     From 8/13/02 to 8/12/03        72%
     From 8/13/03 to 8/12/04        64%
     From 8/13/04 to 8/12/05        45%

     INTRALASE: LICENSING OF LASER TECHNOLOGY

     The material terms of the license of the Company's laser patents to IntraLase, which expires in 2013, provide that the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for third party royalties otherwise due and payable to the Company, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual license fee is offset against the royalty payments. In addition, the Company owns 252,535 common shares of IntraLase issued pursuant to the license agreement. See also
Note 11 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company's legal proceedings with Intralase.

     The material termination provisions of the license of the laser technology are as follows:


  - Termination by the Company if Intralase defaults in the payment of any royalty;

  -  Termination by the Company if Intralase makes any false report;

  - Termination by the Company if Intralase defaults in the making of any required report;

  - Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

  - Termination of the license by IntraLase after 90 days notice (if IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

     See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company's legal proceedings with IntraLase.

     BIO-RAD ROYALTY

     The royalty received from Bio-Rad relates to a certain non-exclusive Eighth Amendment to an OEM Agreement ("OEM Agreement") between the Company's Drew subsidiary and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew's products in certain geographic regions.

     The material terms of the OEM agreement, which expires May 15, 2005, provide as follows:

  -  Drew receives a royalty of 19.5 cents per test;

  -  The royalty payments are due 30 days after the end of the month;

  - Royalty payments will be made depending on the volume of tests provided by Bio-Rad. If less than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will pay an estimated monthly royalty and within 45 days of the end of the quarter will make final settlement upon the actual number of tests.

11. COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The Company has also entered into an agreement whereby the Company is obligated to purchase a contracted minimum amount of product from the other party to the agreement. The future amounts to be paid under these arrangements as of March 31, 2005 are as follows:

Twelve Months Ending         Lease         Purchase
      March 31,           Obligations     Commitments         Total
      ---------           -----------     ------------        -----
        2005              $  790,783      $  350,000      $1,140,783

        2006                 722,533              --         722,533

        2007                 403,457              --         403,457

        2008                 271,083              --         271,083

        2009                 272,438              --         272,438

     Thereafter              446,548              --         446,548
                          ------------------------------------------
Total                     $2,906,842      $  350,000      $3,256,842
                          ==========================================


     Rent expense charged to operations during the three-month periods ended March 31, 2005 and 2004 was $231,608 and $99,879, respectively. Rent expense charged to operations during the nine-month periods ended March 31, 2005 and 2004 was $640,190 and $283,783, respectively.

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

     LEGAL PROCEEDINGS: INTRALASE

     On June 10, 2004, Escalon provided notice to IntraLase of the Company's intention to terminate the license agreement with IntraLase due to IntraLase's failure to pay certain royalties that the Company believes are due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with IntraLase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by IntraLase and Escalon, the same district court entered a stipulation and order to remove from the trial list the hearing on the preliminary injunction. On May 5, 2005 the United States District Court for the Central District of California, Southern District entered judgment in the litigation between IntraLase Corp. (Nasdaq: ILSE) and Escalon Medical wherein IntraLase asked the court to validate its interpretation of certain terms of a licensing agreement relating to the amount of royalties owed to Escalon Medical. Under the Licensing Agreement, Escalon Medical granted IntraLase the exclusive right to use Escalon Medical's patented and non-patented technology in exchange for, among other things, royalty payments based on a percentage of net sales.

     The Court did not agree with IntraLase's interpretation of certain terms and declared that, under the terms of the License Agreement, IntraLase must pay Escalon Medical royalties on revenue from maintenance contracts and one-year warranties. Further, the Court rejected IntraLase's argument that it is entitled to deduct the value of non-patented components of its ophthalmic products, which it sells as an integrated unit, from the royalties due Escalon Medical. Non-patented components of the products include computer monitors, joysticks, keyboards, universal power supplies, microscope assemblies, installation kits and syringes. In addition, the Court rejected IntraLase's assertion that account receivables are not "consideration received" under the License Agreement and expressly ruled that IntraLase must pay Escalon Medical royalties on IntraLase's account receivables." The Court agreed with IntraLase, however, holding that IntraLase is not required to pay royalties on research grants. The Court also held that IntraLase must give Escalon Medical an accounting of third-party royalties.

     Further, the Court agreed with Escalon Medical in finding that royalties are "monies" and default in the payment of royalties must be remedied within 15 days of written notice of the default. The Court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000.

     In October 1997, Escalon Medical licensed its intellectual laser properties to IntraLase in exchange for an equity interest in IntraLase as well as royalties on future product sales. The shares of common stock were restricted for sale until April 4, 2005 and, according to a Fourth Amended Registration Right Agreement between Escalon Medical and IntraLase, are now able to be sold.

     On May 16, 2005, Escalon Medical filed a complaint against IntraLase in the Court of Chancery of the State of Delaware for breach of contract and breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, a license agreement for laser technology. Escalon Medical seeks declaratory relief, specified damages, and specific performance of its rights under the license agreement, including its express right under the agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon Medical.

     Escalon Medical is record holder of the common stock of IntraLase. On April 22, 2005 Escalon Medical made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law ("DGCL"). IntraLase rejected Escalon Medical's demand.

     Escalon is cognizant of the escalating legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the license agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such payments based on its filings with the Securities and Exchange Commission and filings in connection with this litigation.

     LEGAL PROCEEDINGS: DREW

     Escalon is aware of two lawsuits involving Drew. One was settled during the second quarter of fiscal 2005. The first lawsuit (not settled) involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed by Drew for breach of intellectual property rights and for breach of principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $140,000 in exchange for a full, final and complete release of all claims. The settlement permits Escalon's subsidiary, CDC Acquisition Corp. to retain its claims, which include indemnification, against a principal shareholder of an entity previously acquired by CDC Acquisition Corp. Such principal shareholder is also involved in the previously mentioned Connecticut action. The Company does not believe that these matters have had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

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

12. SEGMENTAL INFORMATION

     During the three- and nine-month periods ended March 31, 2005 and 2004, the Company operations were classified into four principal reportable segments that provide different products or services. This represents a change from fiscal 2004. The Company acquired Drew on July 23, 2004, and subsequently, Drew has been added as an additional business segment. During the first quarter of fiscal 2005, management also changed the structure of its internal organization that caused Medical/Trek and EMI to be reported as one reportable segment. The corresponding interim period has been restated to present comparative information.

     Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED MARCH 31,


                                       Drew             Sonomed           Vascular          Medical/Trek/EMI           Total
                                 2005       2004     2005     2004     2005      2004        2005      2004       2005       2004
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Product revenue                $  3,007   $  --  $  1,977  $  1,978  $   830   $   728    $    433  $    314   $  6,247   $  3,020

 Other revenue                        51      --        --        --       --        --         931       593        982        593
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Total revenue                     3,058      --     1,977     1,978      830       728       1,364       907      7,229      3,613
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Costs and expenses:

 Cost of goods sold                1,700      --       662       811      379       362         258       192      2,999      1,365

 Operating expenses                1,538      --       747       757      451       367         665       297      3,401      1,421
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Total costs and expenses          3,238      --     1,409     1,568      830       729         923       489      6,400      2,786
                                ----------------  ------------------  -----------------    ------------------   -------------------

 (Loss)/income from operations      (180)     --       568       410       --        (1)        441       418        829        827
 Other income and
   expenses:

 Equity in OTM                        --      --        --        --       --        --         (14)       --        (14)        --

 Interest income                      --      --        --        --       --        --           9         9          9          9

 Interest expense                    (16)     --        --       (91)      --        (3)         --        --        (16)       (94)
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Total other income and
   expenses                          (16)     --        --       (91)      --        (3)         (5)        9        (21)       (85)
                                ----------------  ------------------  -----------------    ------------------   -------------------

 (Loss)/income before taxes         (196)     --       568       319       --        (4)        436       427        808        742

 Income taxes                         --      --        --        --       --        (1)         64         4         64          3
                                ----------------  ------------------  -----------------    ------------------   -------------------
 Net (loss)/income              $   (196)  $  --  $    568  $    319  $    --   $    (3)   $    372  $    423   $    744   $    739
                                ================  ==================  =================    ==================   ===================
 Depreciation and
   amortization                 $     --   $  --  $      6  $      6  $    11   $    11    $     24  $     41   $     41   $     58
 Assets                         $  8,975   $  --    13,499  $ 12,169  $ 2,172   $ 2,107    $ 16,084  $ 14,783   $ 40,730   $ 29,059
 Expenditures for
   long-lived assets            $     18   $  --  $     --  $      5  $     4   $    --    $     --  $     --   $     22   $      5

SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - NINE MONTHS ENDED MARCH 31,

                                     Drew             Sonomed              Vascular           Medical/Trek/EMI         Total
                                 2005    2004     2005        2004      2005      2004         2005       2004     2005      2004
                               --------------   -------------------   ------------------    -------------------  ------------------
Product revenue                $ 7,775   $ --   $ 5,494    $  5,648   $ 2,246   $  2,191    $  1,135   $  1,166  $ 16,650  $  9,005

Other revenue                      144     --        --          --        --         --       2,090      1,778     2,234     1,778
                               --------------   -------------------   ------------------    -------------------  ------------------
Total revenue                    7,919     --     5,494       5,648     2,246      2,191       3,225      2,944    18,884    10,783
                               --------------   -------------------   ------------------    -------------------  ------------------
Costs and expenses:

Cost of goods sold               4,867     --     2,360       2,191     1,069        942         725        694     9,021     3,827

Operating expenses               3,929     --     2,148       2,251     1,212      1,239       2,020        901     9,309     4,391
                               --------------   -------------------   ------------------    -------------------  ------------------
Total costs and expenses         8,796     --     4,508       4,442     2,281      2,181       2,745      1,595    18,330     8,218
                               --------------   -------------------   ------------------    -------------------  ------------------
(Loss)/income from operations     (877)    --       986       1,206       (35)        10         480      1,349       554     2,565
Other income and
  expenses:

Equity in OTM                       --     --        --          --        --         --         (50)        --       (50)       --

Interest income                      4     --        --          --        --         --          50         10        54        10

Interest expense                   (70)    --        --        (310)       (1)       (10)         29         --       (42)     (320)
                               --------------   -------------------   ------------------    -------------------  ------------------
Total other income and
  expenses                         (66)    --        --        (310)       (1)       (10)         29         10       (38)     (310)
                               --------------   -------------------   ------------------    -------------------  ------------------
(Loss)/income before taxes        (943)    --       986         896       (36)        --         509      1,359       516     2,255

Income taxes                        --     --        --          --        --         --          84         72        84        72
                               --------------   -------------------   ------------------    -------------------  ------------------
Net (loss)/income              $  (943)  $ --   $   986    $    896   $   (36)  $     --    $    425   $  1,287  $    432  $  2,183
                               ==============   ===================   ==================    ===================  ==================
Depreciation and
  amortization                 $    --   $ --   $    19    $     18   $    34   $     33    $     80   $    136  $    133  $    187
Assets                         $ 8,975   $ --   $13,499    $ 12,169   $ 2,172   $  2,107    $ 16,084   $ 14,783  $ 40,730  $ 29,059
Expenditures for
  long-lived assets            $    26   $ --   $    23    $      5   $    11   $     --    $     39   $     37  $     99  $     42

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

     In connection with the private placement of the Company's common stock in March 2004, the Company issued to several accredited investors warrants to purchase 120,000 shares of the Company's common stock at $15.60 per share. The warrants are currently exercisable and expire in March 2009.

     EXCHANGE OFFER FOR DREW SCIENTIFIC GROUP, PLC

     During the nine-month period ended March 31, 2005, the Company issued 876,543 shares of its common stock pursuant to its exchange offer for all of the outstanding shares of Drew, and had acquired approximately 97% of the outstanding shares as of that date. In the near future, Escalon expects to compel Drew shareholders to exchange all of the remaining outstanding shares pursuant to procedures under United Kingdom laws and regulations. A total of 23,457 shares are reserved for future issuance in connection with this final exchange.

14. RELATED-PARTY TRANSACTIONS

     Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through March 31, 2005, Escalon had invested $235,000 in OTM and has committed to invest an additional $21,000. As of March 31, 2005, Escalon owned 50% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company will provide administrative support functions to OTM. Through March 31, 2005, OTM had revenue of $2,235 and incurred expenses of $102,119 This investment is accounted for under the equity method of accounting and is included in other assets.

     Commencing July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenditures related to this individual during the three and nine-month periods ended March 31, 2005 were $39,673 and $62,735, respectively.

15. INTRALASE INITIAL PUBLIC OFFERING

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company has historically accounted for these shares at a $0 basis because a readily determinable market value was not available. As of March 31, 2005, the shares have been classified as available-for sale and have a market value of $4,227,436.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW - NINE-MONTH PERIOD ENDED MARCH 31, 2005

          The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

     - On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired 98% of the Drew shares. In the near future, Escalon expects to compel Drew shareholders to exchange all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew's revenue during the period from July 24, 2004 through March 31, 2005 was $7,919,000 and Drew's operations resulted in a net loss of $943,000. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. Escalon's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

     - In connection with the acquisition of Drew, the Company issued 876,543 shares of its common stock during the nine-month period ended March 31, 2005. As of March 31, 2005, 23,457 shares of the Company's common stock remain reserved for future exchange for Drew shares.

     - During the nine-month period ended March 31, 2005, the Company paid off all of its term debt that existed prior to the acquisition as well as the outstanding line of credit that existed prior to the acquisition. During the nine-month period ended March 31, 2005, the Company also paid off and terminated the outstanding line of credit Drew maintained with a domestic financial institution as well as the overdraft line of credit Drew maintained with a United Kingdom financial institution. During the nine-month period ended March 31, 2005, the Company paid off debt totaling $6,282,000.

     - When Drew is excluded, product revenue decreased 1.44% during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The decrease is primarily related to the Sonomed business unit, which decreased 2.73% during the period. The decrease in the Sonomed business unit was primarily caused by a decrease in demand for the Company's pachymeter product.

     - Other revenue increased 25.65% during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase primarily relates to an increase in royalty payments received from Intralase. During the nine-month period ended March 31, 2005, 5.93% of the Company's revenue was received from Bausch & Lomb in connection with the Silicone Oil product line. The contract for this revenue expires in August 2005.

     - When Drew is excluded, cost of goods sold as a percentage of product revenue increased to 46.90% during the nine-month period ended March 31, 2005, as compared to 42.50% of product revenue for the same period last fiscal year. Cost of goods sold as a percentage of product revenue increased in each of the Company's business units that existed prior to the Drew acquisition, each being driven by different factors. In Sonomed, the increase was primarily related to an increase in international sales, where the Company generally experiences lower price per unit on its products. In Vascular, the increase was primarily related to increases in overtime and temporary labor. In Medical/Trek/EMI, the increase was primarily related to product mix.

     - When Drew is excluded, operating expenses increased 22.51% during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. During the nine-month period ended March 31, 2005, the Company incurred an unusually high amount of legal and accounting fees primarily related to the Company's first quarterly filing with the Securities and Exchange Commission, Intralase litigation costs and increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew. While the Company expects these expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such unusually high levels.

     - Interest expense decreased during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The Company paid off several of its debt facilities to several entities in advance of their maturity dates. Additionally, the Company reversed accrued loan commitment fees as a result of satisfaction of the debt and release by the lender of those fees. The fees were originally accrued based on contractual terms.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Certain statements contained in, or incorporated by reference in, this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the United States Food and Drug Administration (the "FDA"), acquisitions, the development of joint venture opportunities, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

          The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this quarterly report and in the Company's other filings with the SEC. In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

          The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the SEC, especially on Forms 10-K, 10-Q an 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

          ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

          In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems, although there is no assurance that any such acquisitions or alliances will occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short-term. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions.

          COSTS ASSOCIATED WITH INTRALASE LITIGATION MAY ADVERSELY IMPACT EARNINGS IN THE NEAR TERM.

          Escalon is cognizant of the escalating legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the License Agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such payments based upon its filings with the Securities and Exchange Commission and filings in connection with this litigation.

          THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

          The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

     - Acquisitions, such as Drew, and subsequent integration of the acquired company, although there is no assurance that such acquisitions will occur;

     - The timing and expense of new product introductions by the Company or its competitors, although there is no assurance that any new products will be successfully developed or gain market acceptance;

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

          The Company sets its spending levels in advance of each quarter based, in part, on the Company's expectations of product orders and shipments during that quarter. A shortfall in revenue, therefore, in any particular quarter as compared to the Company's plan could have a material adverse impact on the Company's results of operations and cash flows. Also, the Company's quarterly results could fluctuate due to general market conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company's business and operating results.

          FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

          The Company's business and financial condition will depend in part upon the market acceptance of the Company's products. The Company cannot assure that the Company's products will achieve market acceptance. Market acceptance depends on a number of factors including:

     -    The price of the products;

     -    The receipt of regulatory approvals for multiple indications;

     - The establishment and demonstration of the clinical safety and efficacy of the Company's products; and

     - The advantages of the Company's products over those marketed by the Company's competitors.

          Any failure to achieve significant market acceptance of the Company's products will have a material adverse impact on the Company's business.

          THE COMPANY WILL NO LONGER RECEIVE REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB AFTER AUGUST 12, 2005.

          The Company received 5.93% and 13.74% of its net revenue during the nine-month periods ended March 31, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005. The Company's agreement with Bausch & Lomb, which commenced on August 13, 2000, is structured so that the Company receives consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration is subject to a factor, which declines according to the following schedule:

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

          THE COMPANY'S PRODUCTS ARE SUBJECT TO STRINGENT ONGOING REGULATION BY THE FDA AND SIMILAR HEALTH CARE REGULATORY AUTHORITIES, AND IF THE FDA'S APPROVALS OR CLEARANCES OF THE COMPANY'S PRODUCTS ARE RESTRICTED OR REVOKED, THE COMPANY COULD FACE DELAYS THAT WOULD IMPAIR THE COMPANY'S ABILITY TO GENERATE FUNDS FROM OPERATIONS.

          The FDA and similar health care regulatory authorities in foreign countries extensively regulate the Company's activity. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

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

      The Company has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. The Company cannot assure that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

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

      -     Anticipate general market and economic conditions.


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

      LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS OR COSTLY REDESIGN OF THE COMPANY'S PRODUCTS.

      Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to Escalon's business, financial condition and results of operations. Some of the Company's suppliers are subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely impact the Company's financial condition and results of operations.

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

      FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY IMPACT THE MARKET FOR THE COMPANY'S PRODUCTS.

      In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation may take or its impact on the Company's business. Legislation that sets price limits and utilization controls adversely impact the rate of growth of the markets in which the Company participates. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which would adversely impact the Company's business.

      THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

      The testing and marketing of the Company's products entails an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries or a failure to diagnose associated with a product defect. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and attention away from the Company's core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

      THE COMPANY'S INTERNATIONAL OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OF FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

      The Company derives a portion of its revenue from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could impact the Company's business in these countries and the Company's results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely impact the Company's results of operations.

      THE COMPANY IS DEPENDENT ON ITS MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

      The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company's executive officers or other technical personnel, or the Company's failure to attract and retain other skilled and experienced personnel, could have a material adverse impact on the Company's ability to maintain or expand businesses.

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

      The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

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

      THE COMPANY'S CHARTER DOCUMENTS AND PENNSYLVANIA LAW MAY INHIBIT A
      TAKEOVER.

      Certain provisions of Pennsylvania law and the Company's Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. These provisions could limit the share price that certain investors might be willing to pay in the future for shares of the Company's common stock. The Company's Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The Bylaws impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Company's Board of Directors may issue shares of preferred stock without shareholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely impacted by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.

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

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. See
Note 10 to Condensed Consolidated Financial Statements for further information. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part II, Item 1, " Legal Proceedings," and Note 11 of the Notes to Condensed Consolidated Financial Statements for further information.

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

      On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired 98% of the Drew shares. During the remainder of fiscal 2005, Escalon expects to compel Drew shareholders to tender all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew is a diagnostics company specializing in the design, manufacture and distribution of analytical systems for laboratory testing worldwide. Drew is focused on providing instrumentation and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes and hematology. In addition, Drew supplies diagnostic systems that perform blood component tests.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application for SFAS 142, discussed further in
Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

      The Company assesses collectibility based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.

      VALUATION OF INTANGIBLE ASSETS

      Escalon annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if an when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

      INCOME/(LOSS) PER SHARE

      The Company computes net income/(loss) per share under the provisions of SFAS No. 128, Earnings per Share (SFAS 128), and Staff Accounting Bulletin, No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

      TAXES

      Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

      In determining income (loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

      In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

      Through March 31, 2005, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

      The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2005 and 2004.

                               Three-Month Periods Ended March 31,                 Nine-Month Periods Ended March 31,
                          ------------------------------------------          ------------------------------------------
                            2005            2004            % Change           2005             2004            % Change
                          -------          -------          --------          -------          -------          --------
Product revenue:
Drew                      $ 3,007          $    --           100.00%          $ 7,775          $    --           100.00%
Sonomed                     1,977            1,978           -0.05%             5,494            5,648            -2.73%
Vascular                      830              728            14.01%            2,246            2,191             2.51%
Medical/Trek/EMI              433              314            37.90%            1,135            1,166            -2.66%
                          -------          -------           ------           -------          -------           ------
                          $ 6,247          $ 3,020           106.85%          $16,650          $ 9,005            84.90%
                          =======          =======           ======           =======          =======           ======

      Product revenue increased $3,227,000, or 106.85%, to $6,247,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, product revenue increased $220,000, or 7.28%, to $3,240,000. In the Sonomed business unit, product revenue decreased $1,000, or 0.05% during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 68.67% as compared to the same period last fiscal year. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. Sales of Sonomed's new EZ-Scan product line have offset the aforementioned declines. In the Vascular business unit, revenue increased $102,000, or 14.01%, to $830,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in Vascular product revenue was primarily caused by an increase in direct sales to end users by the Company's domestic sales team and, to a lesser extent, increases in the European market. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company has terminated its relationship with several of its distributors during the current fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $119,000, or 37.90%, to $433,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an $82,000 increase in OEM revenue from Bausch & Lomb.

      Product revenue increased $7,645,000, or 84.90%, to $16,650,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase is attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, product revenue decreased $130,000, or 1.44%, to $8,875,000. In the Sonomed business unit, product revenue decreased $154,000, or 2.73%, to $5,494,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The decrease in Sonomed product revenue was primarily caused by a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 72.14% as compared to the same period last fiscal year. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. Sales of Sonomed's new EZ-Scan product line have partially offset the aforementioned declines. In the Vascular business unit, product revenue increased $55,000, or 2.51%, to $2,246,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in Vascular product revenue was primarily caused by an increase in direct sales to end users by the Company's domestic sales team and, to a lesser extent, increases in the European market. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company has terminated its relationship with several of its distributors during the current fiscal year. In the Medical/Trek/EMI business unit, product revenue decreased $31,000, or 2.66%, to $1,135,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. Sales of the Company's CFA digital imaging system and related consumables decreased $96,000 due to increased price competition. This decrease was partially offset by an $81,000 increase in OEM revenue from Bausch & Lomb.

      Other revenue increased $389,000, or 65.60%, to $982,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase is primarily attributed to a $420,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology. Intralase royalties increased partially due to a court order amending Intralase's method of calculating its royalty payments to the Company. The Company received $51,000 from Bio-Rad related to an OEM agreement between Bio-Rad and Drew. This agreement terminates as of May 15, 2005. These increases were partially offset by an $83,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb calls for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb will end in August 2005. For the three-month period ended March 31, 2005, the step-down under the Company's contract with Bausch & Lomb caused a $154,000 decrease in Silicone Oil revenue. The $71,000 offset was due to market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

      Other revenue increased $456,000, or 25.65%, to $2,234,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase is primarily attributed to a $674,000 increase in royalty payments received from Intralase related to the licensing of the Company's intellectual laser technology. Intralase royalties increased partially due to a court order amending Intralase's method of calculating its royalty payments to the Company. The Company received $144,000 from Bio-Rad related to an OEM agreement between Bio-Rad and Drew. This agreement terminates as of May 15, 2005. These increases were partially offset by a $362,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb will end in August 2005. For the nine-month period ended March 31, 2005, the step-down under the Company's contract with Bausch & Lomb caused a $473,000 decrease in Silicone Oil revenue. The $111,000 offset was due to market demand for the product. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

      The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and nine-month periods ended March 31, 2005 and 2004.

                              Three-Month Periods Ended March 31,                    Nine-Month Periods Ended March 31,
                      --------------------------------------------------     -------------------------------------------------
Cost of goods sold:             2005                       2004                      2005                       2004
                      -----------------------    -----------------------     ----------------------     ----------------------
                       Dollars            %       Dollars            %       Dollars            %       Dollars            %
                       -------          -----     -------          -----     -------          -----     -------          -----
                         (in                        (in                        (in                       (in
                      thousands)                 thousands)                 thousands)                 thousands)

 Drew                  $1,700           56.53%    $   --            0.00%    $4,867           62.60%    $   --            0.00%
 Sonomed                  662           33.49%       811           41.00%     2,360           42.96%     2,191           38.79%
 Vascular                 379           45.66%       362           49.73%     1,069           47.60%       942           42.99%
Medical/Trek/EMI          258           59.58%       192           61.15%       725           63.88%       694           59.52%
                       ------           -----     ------           -----     ------           -----     ------           -----
                       $2,999           48.01%    $1,365           45.20%    $9,021           54.18%    $3,827           42.50%
                       ======           =====     ======           =====     ======           =====     ======           =====

      Cost of goods sold totaled $2,999,000, or 48.01% of product revenue, for the three-month period ended March 31, 2005 as compared to $1,365,000, or 45.20% of product revenue, for the same period last fiscal year. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, cost of goods sold decreased $66,000, to $1,299,000 or 40.09% of product revenue during the three-month period ended March 31, 2005 as compared to $1,365,000 or 45.20% of product revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $662,000 or 33.49% of product revenue for the three-month period ended March 31, 2005 as compared to $811,000, or 41.00% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost off goods sold as a percentage of product revenue was product mix, most notably the decease in pachymeter sales and offsetting increase in EZ-Scans. The Company generally experiences lower margins on pachymeters as compared to EZ-Scans. Cost of goods sold in the Vascular business unit totaled $379,000, or 45.66% of product revenue, for the three-month period ended March 31, 2005 as compared to $362,000, or 49.73% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Medical/Trek/EMI business unit totaled $258,000, or 59.58% of product revenue, during the three-month period ended March 31, 2005 as compared to $192,000, or 61.15% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. See the executive overview for further information regarding the operating results of Drew.

      Cost of goods sold totaled $9,021,000, or 54.18% of product revenue, for the nine-month period ended March 31, 2005 as compared to $3,827,000, or 42.50% of product revenue for the same period last fiscal year. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. If Drew is excluded, cost of goods sold increased $327,000, to $4,154,000 or 46.90% of product revenue during the nine-month period ended March 31, 2005 as compared to $3,827,000 or 42.50% of product revenue for the same period last fiscal year. Cost of goods sold in the Sonomed business unit totaled $2,360,000 or 42.96% of product revenue for the nine-month period ended March 31, 2005 as compared to $2,191,000, or 38.79% of product revenue for the same period last fiscal year. The primary factor affecting the increase in cost of goods sold as a percentage of product revenue was an increase in international sales, where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Vascular business unit totaled $1,069,000, or 47.605 of product revenue, for the nine-month period ended March 31, 2005 as compared to $942,000, or 42.99% of product revenue for the same period last fiscal year. The Company experienced increases in overtime and temporary labor during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. Cost of goods sold in the Medical/Trek/EMI business unit totaled $725,000, or 63.88% of product revenue, during the nine-month period ended March 31, 2005 as compared to $694,000, or 59.52% of product revenue for the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. See the executive overview for further information regarding the operating results of Drew.

         The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2005 and 2004.

                               Three-Month Periods Ended March 31,                Nine-Month Periods Ended March 31,
                            ----------------------------------------          -----------------------------------------
                              2004            2003          % Change            2004            2003           % Change
                             ------          ------         --------           ------          ------          --------
                              (in             (in                               (in             (in
 Marketing,general and      thousands)      thousands)                        thousands)      thousands)
   administrative
   expenses:
Drew                         $1,187          $   --           100.00%          $3,129          $   --           100.00%
Sonomed                         408             285            43.16%           1,085             851            27.50%
Vascular                        350             328             6.71%           1,045             982             6.42%
Medical/Trek/EMI                994             641            55.07%           2,791           1,957            42.62%
                             ------          ------           ------           ------          ------           ------
                             $2,939          $1,254           134.37%          $8,050          $3,790           112.40%
                             ======          ======           ======           ======          ======           ======

      Marketing, general and administrative expenses increased $1,685,000, or 134.37%, to $2,939,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in marketing, general and administrative expenses was primarily attributed to incremental expenses due to the acquisition of Drew on July 23, 2004. If Drew is excluded, marketing, general and administrative expenses increased $498,000, or 39.71%, to $1,752,000. Marketing, general and administrative expenses in the Sonomed business unit increased $123,000, or 43.18%, to $408,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $29,000 as a result of increased headcount. Rent expense increased $23,000 due to the relocation of Sonomed's facility and the corresponding new lease. Sales meeting expenses, commissions, advertising and consulting increased by a combined $63,000. Marketing, general and administrative expenses in the Vascular business unit increased $22,000, or 6.71%, to $350,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $22,000 primarily as a result of increased headcount. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $353,000, or 55.07%, to $994,000 as compared to the same period last fiscal year. Legal and accounting fees increased $184,000. Legal fees increased due to litigation costs with Intralase, which the Company expects will continue to impact earnings in the near term. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a description of Legal Proceedings. Accounting fees increased due to increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew on July 23, 2004. Insurance expense increased $52,000 due to the expiration Drew's insurance policy and subsequent renewal under Escalon's policy. See the Executive Overview for further information regarding the operations of Drew.

      Marketing, general and administrative expenses increased $4,260,000, or 112.40%, to $8,050,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in marketing, general and administrative expenses was primarily attributed to incremental expenses due to the acquisition of Drew on July 23, 2004. If Drew is excluded, marketing, general and administrative expenses increased $1,131,000, or 29.84%, to $4,921,000. Marketing, general and administrative expenses in the Sonomed business unit increased $234,000, or 27.50%, to $1,085,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $89,000 and travel-related expenses increased $38,000 primarily as a result of increased headcount. Sonomed incurred increased expenses of $43,000 related to moving its facility and increased rent. Advertising expense increased $34,000. Marketing, general and administrative expenses in the Vascular business unit increased $63,000, or 6.42%, to $1,045,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $61,000 due to increased headcount. Consulting expense increased $36,000 related to marketing expenses in the European market. Sales meeting and samples expense increased by a combined $48,000. Bad debts increased $30,000 as a result of the termination of distributors. The Company agreed to pay royalties for a period of five years following the acquisition of the Vascular access division of Endologix. That five-year period ended in December 2003. This resulted in a $117,000 decrease in royalty expense. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $834,000, or 42.62%, to $2,791,000 as compared to the same period last fiscal year. Legal and accounting fees increased $434,000. Legal fees increased due to litigation costs with Intralase, which the Company expects will continue to impact earnings in the near term. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a description of Legal Proceedings. Accounting fees increased due to the Company's first quarterly filing with the Securities and Exchange Commission subsequent to the Drew acquisition as well as increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew on July 23, 2004. Personnel-related expenses increased $141,000 primarily due to increased headcount. Investor relations increased $99,000. Insurance expense increased $58,000 due to the expiration Drew's insurance policy and subsequent renewal under Escalon's policy. See the Executive Overview for further information regarding the operations of Drew.

      Research and development expenses increased $297,000, or 177.84%, to $464,000 during the three-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in research and development expenses was attributed to incremental expenses due to the acquisition of Drew on July 23, 2004. If Drew is excluded, research and development expenses decreased $57,000, or 34.13% as compared to the same period last fiscal year.

      Research and development expenses increased $657,000, or 109.50%, to $1,257,000 during the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. The increase in research and development expenses was attributed to incremental expenses due to the acquisition of Drew on July 23, 2004. If Drew is excluded, research and development expenses decreased $143,000, or 23.83% as compared to the same period last fiscal year.

      Escalon recognized a loss of $14,000 and $50,000 related to its investment in OTM during the three and nine-month periods ended March 31, 2005, respectively. The share of OTM's loss recognized by the Company is in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. See related Party transactions for further information regarding OTM.

      Interest income was $9,000 and $9,000 for the three-month periods ended March 31, 2005 and 2004, respectively, and was $54,000 and $10,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. The increase relates to higher average cash balances in the current fiscal year.

      Interest expense was $16,000 and $94,000 for the three-month periods ended March 31, 2005 and 2004, respectively, and was $43,000 and $320,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. The decrease relates to lower average debt balances in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      Changes in overall liquidity and capital resources from continuing operations during the nine-month period ended March 31, 2005 are reflected in the following table:

                                             March 31,          June 30,
(Dollars are in thousands)                      2005              2004
                                              -------           -------
Current assets                                $18,278           $17,566
Less:  Current liabilities                      5,080             3,600
                                              -------           -------
Working capital                               $13,198           $13,966
 Current ratio                               3.6 to 1          4.9 to 1

-----------------------------------------------------------------------
Notes payable and current maturities          $   228           $ 1,872
Long-term debt                                    462             2,396
                                              -------           -------
Total debt                                    $   690           $ 4,268
Total equity                                   35,257            23,461
                                              -------           -------
Total capital                                 $35,947           $27,729
Total debt to total capital                      1.92%            15.39%

      WORKING CAPITAL POSITION

      Working capital decreased $768,000 as of March 31, 2005 and the current ratio decreased to 3.6 to 1 from 4.9 to 1 when compared to June 30, 2004. The decrease in working capital was caused primarily by the pay-off of all of the Company's pre-acquisition debt as well as substantially all of the debt acquired from Drew. The Company paid off $6,282,000 during the nine-month period ended March 31, 2005. The primary offset to this decrease in working capital was the $4,227,000 increase in available for sale securities, which relates to the Company's ownership of common stock in Intralase.

      CASH USED IN OPERATING ACTIVITIES

      Cash flows from operating activities decreased by $5,249,000 for the nine-month period ended March 31, 2005 as compared to the same period last fiscal year. Apart from year-over-year decreased net profitability of $1,750,000, the Company also put an additional $3,239,000 into working capital. These funds have primarily been used for planned inventory increases at Drew and increases at Sonomed, increases in Drew accounts receivable and decreases in Drew accounts payable.

      CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

      Cash flows used in investing activities relate primarily to acquisition costs related to Drew, the Company's investment in OTM and the purchase of fixed assets. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

      Cash flows used in financing activities were $6,253,000 during the nine-month period ended March 31, 2005. The Company paid off all of the Company's pre-acquisition debt as well as substantially all of the debt acquired from Drew. The Company paid off debt of $6,282,000 during the nine-month period ended March 31, 2005. See "Debt History" for more information regarding repayment of the Company's debt facilities.

      DEBT HISTORY

      On December 23, 2002, a lender acquired the Company's bank debt, which consisted of term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 available line of credit. On February 13, 2003, the Company entered into an amended agreement with the lender. The primary amendments of the amended loan agreement were to reduce quarterly principle payments, extend the term of the repayments and to alter the covenants of the original bank agreement. On September 30, 2004, the Company paid off and terminated both the remaining term debt and the outstanding balance on the line of credit. In November 2001, the Company issued 60,000 warrants to purchase the Company's common stock at $3.66 per share in connection with this debt. The warrants were exercised in December 2004.

      On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to this amendment, the Company paid $17,558 in cash to Endologix, delivered a short-term note in the amount of $64,884 that was satisfied in January 2002, delivered a note in the amount of $717,558 payable in eleven quarterly installments that commenced on April 15, 2002, and issued 50,000 shares of its common stock to Endologix. On September 30, 2004, the Company paid off the balance of the term debt.

      During the three-month period ended December 31, 2004, the Company paid off and terminated an overdraft line of credit with a United Kingdom financial institution. The amount available on the line of credit was $689,720. The line was secured by certain of Drew's current and former directors. During the three-month period ended December 31, 2004, the Company also paid off and terminated a line of credit with a domestic financial institution. The amount available on the line of credit was $2,000,000.

      The Company has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of March 31, 2005 was $439,413. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance as of March 31, 2005 was $250,004.

         BALANCE SHEET

         The components of the balance sheet of the Company were increased as of July 23, 2004 by the acquisition of Drew as follows:

Cash                                   $  151,996
Accounts receivable                     1,263,685
Inventory                               2,635,897
Other current assets                      178,261
Furniture and equipment                   736,179
Goodwill                                9,423,470
Patents                                   461,779
Other long-term assets                      7,406
Line of credit                          1,643,473
Current liabilities                     3,940,100
Liability for shares reserved
  for future exchange                     597,019
Long-term debt                            756,427
Exchange of common stock                6,833,420

      These amounts represent an $801,000 net difference from the amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2004, which has been recorded as an increase in goodwill. Escalon is in the process of obtaining additional data, identifying and valuing intangible assets acquired, obtaining third-party appraisals of tangible and intangible assets, and valuing certain pre-acquisition legal contingencies. Therefore, the allocation of the purchase price is subject to future refinement, which is expected to be completed no later than June 30, 2005.

      OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      Escalon was not a party to any off-balance sheet arrangements as of and for the nine-month periods ended March 31, 2005 and 2004.

      The following table presents the Company's contractual obligations as of March 31, 2005:

                                                        Less than                                   3-5             More than
                                       Total             1 Year              1-3 Years             Years             5 Years
                                    ----------          ----------          ----------          ----------          ----------
Long-term debt                      $  689,417          $  227,809          $  461,608          $       --          $       --
Operating lease agreements           2,906,842             790,783           1,125,990             543,521             446,548
Purchase obligations                   350,000             350,000                  --                  --                  --
                                    ----------          ----------          ----------          ----------          ----------
                                    $3,946,259          $1,368,592          $1,587,598          $  543,521          $  446,548
                                    ==========          ==========          ==========          ==========          ==========

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

      On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew. As of March 31, 2005, the Company has acquired approximately 98% of the outstanding ordinary shares of Drew. In the near future, the Company expects to compel Drew shareholders to exchange all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of March 31, 2005, as Drew is not yet wholly owned, Escalon loaned $5,452,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. Escalon anticipates that further working capital will likely be required by Drew.

      In October 1997, the Company licensed its intellectual laser properties to IntraLase in exchange for an equity interest on 252,535 shares of common stock (as adjusted after splits), as well as royalties on future product sales. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The Intralase shares have been classified as available-for-sale securities. Upon the sale of any of these shares, the Company's net proceeds will be the market price of the shares, multiplied by the number of shares sold, less any broker commissions. As of May 2, 2005, IntraLase's common stock closed at $16.01 per share on the Nasdaq National Market. At that price, Escalon's shares of IntraLase were valued at $4,043,085. The Company cannot assure that it will be able to liquidate its shares of IntraLase at the current market price. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a description of the IntraLase Litigation.

      Escalon realized 5.93% and 13.74%, of its net revenue during the nine-month periods ended March 31, 2005 and 2004, respectively, from Bausch & Lomb's sale of Silicone Oil. Silicone Oil revenue is based on sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision. While the Company does not expect total Silicone Oil revenue to decline rapidly during the remainder of the contract, any such decrease would have an impact on the Company's financial position, results of operations and cash flows and the Company's stock price could be negatively impacted. The Company is entitled to receive this revenue from Bausch & Lomb, in varying amounts, until August 12, 2005, when all revenues will cease. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK

The table below provides information about the Company's financial instruments, consisting primarily of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of March 31, 2005 were fixed at 8.00% on the Texas Mezzanine Fund term debt, and were fixed at 5.00% on the Symbiotics, Inc. term debt. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Company's debt obligations.

                                     2004               2005                 2006             Thereafter          Total
                                   --------           --------           -----------          ----------         --------
Texas Mezzanine Fund Note          $127,813           $150,606           $   160,994           $     --          $439,413
  Interest rate                        8.00%              8.00%                 8.00%                --
Symbiotics, Inc. Note                99,996             99,996                50,012                 --           250,004
  Interest rate                        5.00%              5.00%                 5.00%                --
                                   --------           --------           -----------           --------          --------
                                   $227,809           $250,602           $   211,006           $     --          $689,417
                                   ========           ========           ===========           ========          ========

      EXCHANGE RATE RISK

      During the three-month periods ended March 31, 2005 and 2004, approximately 36.05% and 19.93%, respectively, of Escalon consolidated net revenue was derived from international sales. During the nine-month periods ended March 31, 2005 and 2004, approximately, 35.87% and 17.11%, respectively, of Escalon consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds. During the three-month period ended March 31, 2005, Drew recorded $819,955 of revenue denominated in United Kingdom Pounds and during the period from July 24,

2004 through March 31, 2005, Drew recorded $2,544,223 of revenue denominated in United Kingdom Pounds.

      Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month period ended March 31, 2005, Drew incurred $1,017,230 of expense denominated in United Kingdom Pounds and during the period from July 24, 2004 through March 31, 2005, Drew incurred $2,990,046 of expense denominated in United Kingdom Pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the three-month periods ended March 31, 2005 and 2004, these expenses totaled $33,517 and $23,046, respectively, and during the nine-month periods ended March 31, 2005 and 2004, these expenses totaled $117,123 and $99,282, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. For the three-month periods ended March 31, 2005 and 2004, these expenses totaled $38,670 and $41,280, respectively, and during the nine-month periods ended March 31, 2005 and 2004, these expenses totaled $123,756 and $50,177, respectively.

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

(B) INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 10, 2004, Escalon provided notice to IntraLase of the Company's intention to terminate the license agreement with IntraLase due to IntraLase's failure to pay certain royalties that the Company believes are due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and a temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent the termination of the license agreement with IntraLase. The parties subsequently agreed to stipulate to the temporary restraining order to prevent a termination of the license agreement and, on July 6, 2004, as mutually agreed by IntraLase and Escalon, the same district court entered a stipulation and order to remove from the trial list the hearing on the preliminary injunction. On May 5, 2005 the United States District Court for the Central District of California, Southern District entered judgment in the litigation between IntraLase Corp. (Nasdaq: ILSE) and Escalon Medical wherein IntraLase asked the court to validate its interpretation of certain terms of a licensing agreement relating to the amount of royalties owed to Escalon Medical. Under the Licensing Agreement, Escalon Medical granted IntraLase the exclusive right to use Escalon Medical's patented and non-patented technology in exchange for, among other things, royalty payments based on a percentage of net sales.

      The Court did not agree with IntraLase's interpretation of certain terms and declared that, under the terms of the License Agreement, IntraLase must pay Escalon Medical royalties on revenue from maintenance contracts and one-year warranties. Further, the Court rejected IntraLase's argument that it is entitled to deduct the value of non-patented components of its ophthalmic products, which it sells as an integrated unit, from the royalties due Escalon Medical. Non-patented components of the products include computer monitors, joysticks, keyboards, universal power supplies, microscope assemblies, installation kits and syringes. In addition, the Court rejected IntraLase's assertion that account receivables are not "consideration received" under the License Agreement and expressly ruled that IntraLase must pay Escalon Medical royalties on IntraLase's account receivables." The Court agreed with IntraLase, however, holding that IntraLase is not required to pay royalties on research grants. The Court also held that IntraLase must give Escalon Medical an accounting of third-party royalties.

      Further, the Court agreed with Escalon Medical in finding that royalties are "monies" and default in the payment of royalties must be remedied within 15 days of written notice of the default. The Court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000.

      In October 1997, Escalon Medical licensed its intellectual laser properties to IntraLase in exchange for an equity interest in IntraLase as well as royalties on future product sales. The shares of common stock were restricted for sale until April 4, 2005 and, according to a Fourth Amended Registration Right Agreement between Escalon Medical and IntraLase, are now able to be sold.

      On May 16, 2005, Escalon Medical filed a complaint against IntraLase in the Court of Chancery of the State of Delaware for breach of contract and breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, a license agreement for laser technology. Escalon Medical seeks declaratory relief, specified damages, and specific performance of its rights under the license agreement, including its express right under the agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon Medical.

      Escalon Medical is record holder of the common stock of IntraLase. On April 22, 2005 Escalon Medical made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law ("DGCL"). IntraLase rejected Escalon Medical's demand.

      Escalon is cognizant of the escalating legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the license agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such payments based on its filings with the Securities and Exchange Commission and filings in connection with this litigation.

      Escalon is aware of two lawsuits involving Drew. One was settled during the second quarter of fiscal 2005. The first lawsuit (not settled) involves the principal shareholders of an entity previously acquired by Drew for the collection of unpaid expenses. A counterclaim was filed by Drew for breach of intellectual property rights and for breach of principal shareholders' covenants not to compete. This action was filed in the state courts of Connecticut. The second lawsuit was filed in the state court of Minnesota, but transferred to the Federal District Court of Minnesota. This action was brought by a distributor against an entity previously acquired by Drew claiming a breach of a marketing and distribution agreement. The parties have reached a settlement of this matter. The distributor has agreed to settle this matter for the sum of $140,000 in exchange for a full, final and complete release of all claims. The settlement permits Escalon's subsidiary, CDC Acquisition Corp. to retain its claims, which include indemnification, against a principal shareholder of an entity previously acquired by CDC Acquisition Corp. Such principal shareholder is also involved in the previously mentioned Connecticut action. The Company does not believe that these matters have had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired 98% of the Drew shares. In the near future, Escalon expects to compel Drew shareholders to exchange all of the remaining outstanding Drew shares pursuant to procedures under United Kingdom laws and regulations. During the nine-month period ended March 31, 2005, the Company issued 876,543 shares of its common stock and reserved 23,457 shares for future issuance pursuant to the exchange offer.

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

      The Company did not effect any repurchases of its common stock during the quarter ended March 31, 2005.

ITEM 6.  EXHIBITS

      31.1  Certificate of Chief Executive Officer under Rule 13a-14(a).

      31.2  Certificate of Senior Vice President - Finance under Rule 13a-14(a).

      32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

      32.2 Certificate of Senior Vice President - Finance under Section 1350 of Title 18 of the United States Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date:  May 16, 2005                     By:      /s/  Richard J. DePiano
                                                 -----------------------
                                                 Richard J. DePiano
                                                 Chairman and Chief
                                                 Executive Officer

Date:  May 16, 2005                     By:      /s/  Harry M. Rimmer
                                                 --------------------
                                                 Harry M. Rimmer
                                                 Senior Vice President - Finance