Form 10-K
period 2005-06-30
ESCALON MEDICAL CORP
filed 2005-10-07
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   ----------

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005.

[ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitional period from ________ to ________.

                         Commission File Number 0-20127

                                   ----------

                              ESCALON MEDICAL CORP.
             (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                                          33-0272839
(State or other jurisdiction of                               I.R.S. Employer
 Incorporation or organization)                           Identification Number)

              565 EAST SWEDESFORD ROAD, SUITE 200, WAYNE, PA 19087 (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes). [ ] No [X]

     At December 31, 2004, the aggregate market value of the shares of Common Stock held by the Registrant's nonaffiliates was $50,784,402 (based on the last sales price of the Registrant's Common Stock on the Nasdaq SmallCap market on such date).

     At September 20, 2005, 5,963,477 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders incorporated by reference in Part III, Items 10, 11, 12 and 14.

                              ESCALON MEDICAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I

Item 1.    Business                                                           3
Item 2.    Properties                                                        15
Item 3.    Legal Proceedings                                                 15
Item 4.    Submission of Matters to a Vote of Security Holders               18

                                 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 18
Item 6.    Selected Financial Data                                           19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        31
Item 8.    Financial Statements and Supplementary Data                       32
Item 9.    Changes in an Disagreements with Accountants on Accounting and
           Financial Disclosure                                              32
Item 9A.   Controls and Procedures                                           32
Item 9B.   Other Information                                                 32

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant                32
Item 11.   Executive Compensation                                            33
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   33
Item 13.   Certain Relationships and Related Transactions                    33
Item 14.   Principal Accountant Fees and Services                            33

                                 PART IV

Item 15.   Exhibits and Financial Statement Schedules                        33

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     Escalon Medical Corp. ("Escalon" or the "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Sonomed EMS, Srl. ("Sonomed EMS"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH, Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Medical Holdings, Inc. and Drew Scientific Group, Plc ("Drew"). The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). The FDA and other governmental authorities require extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

     In October 1997, the Company licensed its intellectual laser property to IntraLase Corp. ("IntraLase"), in return for an equity interest and future royalties on sales of products. IntraLase undertook the responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. See Note 9 to Consolidated Financial Statements for further information. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part I, Item 3 - Legal Proceedings, and the Notes to Consolidated Financial Statements for further information.

     On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares.

DREW BUSINESS

     Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments.

     DIABETES

     Drew sells two diabetic testing products: the DS5 and the Hb-Gold. The DS5 instrument, dispenser and associated reagent kit measure long-term glucose control in diabetic patients. The system's small size and ease of use make it ideal for main laboratory, clinic or satellite laboratory settings. The Hb-Gold instrument and associated reagent kit provides for the in vitro measurement of certain genetic diseases of the blood. In the United States, this instrument is available for research only.

     HEMATOLOGY

     Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew's Excell and HC product lines are for use in the field of human hematology, whereas the Hemavet product line is for use in the veterinary field.

SONOMED BUSINESS

     Sonomed develops, manufactures and markets ultrasound systems for diagnostic or biometric applications in ophthalmology. The systems are of four types: A-Scans, B-Scans, High Frequency B-Scans ("UBMs") and pachymeters.

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

     B-SCANS

     The B-Scan is primarily a diagnostic tool which supplies information to physicians where the media within the eye are cloudy or opaque. Whereas physicians normally use light, which cannot pass through such media, the ultrasound beam is capable of passing through the opacity and displaying an image of the internal structures of the eye. Unlike the A-Scan, the B-Scan transducer is not in a fixed position; it swings through a 60 degree sector to provide a two-dimensional image of the eye.

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

     UBM

     A high frequency / high resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre-and post-IOL implantation and corneal refractive surgery. The device allows the surgeons to do precise measurements.

VASCULAR BUSINESS

     Vascular develops, manufactures and markets vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups that use the device are cardiac catheterization labs and interventional radiologists. The Company's vascular products include the PD Access(TM) and SmartNeedle(TM) lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.

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

MEDICAL/TREK/EMI BUSINESS

     Medical/Trek/EMI develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names. Vitreoretinal ophthalmic surgeons primarily utilize the products. EMI markets a CFA (Color/Fluorescein Angiography) digital imaging system, designed specifically for ophthalmology. This diagnostic tool, ideal for use in detecting retinal problems in diabetic and elderly patients, provides a high-resolution image, far superior to conventional film in image quality, processing and capture. The instant image display provides users with the necessary clinical information that allows treatment to be performed while the patient is still in the office.

     ADATOSIL(R) 5000 SILICONE OIL ("SILICONE OIL")

     Silicone Oil is a specialty product used in worst-case detached retina surgery as a mechanical aid in the reattachment procedure. The Company distributed Silicone Oil until August 13, 1999, at which time the license and distribution rights for the product were sold to Bausch & Lomb Surgical, Inc. for $2.1 million and additional cash consideration based on future sales through August 12, 2005. (See Note 11 of the Notes to Consolidated Financial Statements for additional details.) Since August 12, 2005 the Company is no longer receiving any revenue from this product.

     ISPAN INTRAOCULAR GASES

     The Company distributes two intraocular gas products C3F8 and SF6, which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement with Scott Medical Products ("Scott"), Escalon distributes packages of Scott gases in canisters containing up to 25 grams of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.

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

     CFA CAMERA BACK

     The images furnished by the CFA camera system provide a very high level of detail. The camera back is being marketed to medical institutions, educational institutions and ophthalmologists for use in connection with the diagnosis of retinal disorders.

PHARMACEUTICAL BUSINESS

     The Company obtained the license and distribution rights for Povidone-Iodine 2.5% solution from Harbor-UCLA Medical Center. Povidone-Iodine 2.5% solution is a broad-spectrum anti-microbial intended to prevent ophthalmia neonatorum in newborns. The product required further development before achieving FDA approval. Having exhausted all partnering possibilities, during fiscal 2003 the Company decided that further expeditures on this project were not in the shareholders' best interest, and the project was abandoned. The decision resulted in the Company's taking a charge of $196,000, which included the write-off of the remaining net book value of the license and distribution rights subject to normal amortization.

RESEARCH AND DEVELOPMENT

     Escalon conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities. Escalon conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures for the fiscal years ended June 30, 2005, 2004 and 2003 were $1,892,706, $776,496 and $780,333, respectively.

MANUFACTURING AND DISTRIBUTION

     The Company leases an aggregate of 69,000 square feet of space at its facilities in Texas, Connecticut and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company's medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities.

     Escalon leases 13,500 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. All of the Company's ophthalmic surgical products and vascular access products are distributed from the Company's Wisconsin facility.

     The Company designs, develops and services its ultrasound ophthalmic products at its facility in Lake Success, New York. The Company relocated its New York operations to a new 11,000 square foot facility in September 2004. The Company has achieved ISO9001 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. European Community ("CE") certification has been obtained for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.

     The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by Escalon to cover primary risk.

GOVERNMENTAL REGULATIONS

     Escalon's products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company's products are restricted or revoked the Company could face delays that would impair the Company's ability to generate funds from operations.

     Escalon has received the necessary FDA clearances and approvals for all products that the Company currently markets. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control practices, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.

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

MARKETING AND SALES

     The Drew business unit sells its products through internal sales and marketing employees located in the United States and in the United Kingdom as well as through a large network of distributors, both domestic and international. The Sonomed product line is sold through internal sales employees located in the United States as well as independent sales representatives in Europe, to a large network of distributors and directly to medical institutions, both domestically and abroad. Vascular business unit products are marketed domestically through internal sales and marketing employees located in the United States as well as through an independent sales representative in Europe and a network of domestic and foreign distributors that are managed by the Company's sales team. The Medical/Trek/EMI business unit sells its ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The CFA product line is sold through independent sales representatives.

SERVICE AND SUPPORT

     Escalon maintains a full-service program for all products sold. Limited warranties are given on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, vascular access products and EMI devices. Sonomed's products are serviced at the Company's New York facility. Drew's products are serviced at its Connecticut facility.

THIRD-PARTY REIMBURSEMENT

     It is expected that physicians and hospitals will purchase certain of the Company's products and that they in turn will bill various third party payers for health care services provided to their patients using these products. These payers include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third party payers may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental, or used for a non-approved indication.

PATENTS, TRADEMARKS AND LICENSES

     The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company's position in the market place and protecting the Company's economic interests. The Company's policy is to protect its technology by aggressively obtaining patent protection for all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company's patents, trademarks and licenses vary through 2020. The Company has 21 United States patents and 19 patents issued abroad that cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser technology (licensed to IntraLase Corp.), 16 patents have been issued in the United States and 11 overseas. Vascular access products are covered by 18 patents, which provide protection in the United States, Europe, Japan and other countries overseas. Drew has approximately 60 patents related to its technology. The Company intends to vigorously defend its patents if the need arises.

     While in the aggregate the Company's patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company's ability to generate revenues are the following:

- The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark is due for renewal on April 16, 2006 and the Company intends to renew the trademark.

- In the Vascular business unit, the Company has two patents that are of material importance. The first patent is an apparatus for the cannulation of blood vessels. This patent will expire on February 23, 2011. The second patent is also an apparatus for the cannulation of blood vessels. This patent will expire on January 11, 2009. The Vascular unit has also one patent application pending for the cannulation of blood vessels with a hypodermic needle.

- The Company licensed its ultrafast laser system technology to IntraLase Corp. The material terms of the license of the Company's laser patents to IntraLase, which expires in 2013, provide that in exchange for the use of the Company's licensed laser patents, Escalon will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license that is offset against the royalty payments. The material termination provisions of the license of the laser technology are as follows:

     1. Termination by the Company if IntraLase defaults in the payment of any royalty;

     2.   Termination by the Company if IntraLase makes any false report;

     3. Termination by the Company in IntraLase defaults in the making of any required report;

     4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

     5. Termination of the license by IntraLase after 90 days notice. If IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

     See the Notes to the Consolidated Financial Statements for a description of the Company's legal proceedings with IntraLase.

COMPETITION

     There are numerous direct and indirect competitors of the Company in the United States and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company's competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.

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

     Sonomed designs and manufactures ophthalmic ultrasound products: A-Scans, pachymeters, B-Scans and UBMs. The A-Scans and pachymeters furnish internal measurements of the eye and B-Scans provide an image of the rear of the eye. A UBM is a high frequency / high resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. Sonomed's principal competitors are Alcon Laboratories, Inc, Quantel, Inc. and Accutome, Inc. Management believes that the Company is in a market leadership position. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped the Company build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. The Company seeks to preserve its position in the market through continued product enhancement. Various competitors offering similar products at a lower price could threaten Sonomed's market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company's market position. This equipment can be used instead of ultrasound equipment in most, but not all, patients. Such equipment, however, is more expensive.

     The Medical/Trek/EMI business sells a broad range of ophthalmic surgical and diagnostic products. The more significant products are ISPAN(R) gases and delivery systems. Medical/Trek/EMI also manufactures various ophthalmic surgical products for major ophthalmic companies to be sold under their names. To remain competitive, the Company needs to maintain a low cost operation. There are numerous other companies that can provide this manufacturing service. There are a variety of other devices that directly compete with the camera back marketed by Medical/Trek/EMI.

     The Vascular access product line is comprised of disposable devices, and currently Vascular has no direct competition. However, a significantly higher priced non-disposable device that facilitates vascular access is currently being marketed. Vascular produces the only device that can be accommodated within a standard needle for assisting medical practitioners in gaining access to a vessel in the human vascular system. There are no similar devices in the market that enable medical practitioners in gaining access using their normal procedures. The only similar product utilizes a separate ultrasound monitor, but no disposables are utilized. When using the competing device, medical practitioners need to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company's vascular product is that the retail price is substantially greater than the cost of a traditional needle.

     Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on the market for the physician office and veterinary office laboratories. Drew's principal competition is Beckman Coulter and Bayer Diagnostics in the human market and IDDEX in the veterinary market. Currently Drew has only a nominal share of these markets, and the Company will seek to increase Drew's market share. The Company's strategy is to market instruments and consumables that are competitive for the low volume users in the domestic and overseas markets. Drew's success will depend on its ability to enhance its current product range and control its production costs. Drew recognizes that other companies may adopt similar strategies

HUMAN RESOURCES

     As of June 30, 2005, the Company employed 176 full-time employees and four part-time employees. 87 of the Company's employees are employed in manufacturing, 43 are employed in general and administrative positions, 36 are employed in sales and marketing and 14 are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in, or incorporated by reference in, this Annual Report on Form 10-K are forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by use of terminology such as "anticipate," believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

     The Company cautions the reader to consider carefully the following factors as well as the specific factors discussed with each specific forward-looking statement in this annual report and in the Company's other filings with the Securities and Exchange Commission ("SEC"). In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectations, estimate or projection contained in a forward-looking statement can be achieved.

     The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. Although it is not possible to create a comprehensive list of all such factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include the following:

     ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different Company culture, management team, business infrastructure, accounting systems and financial reporting systems, although there is no assurance that any such acquisitions or alliances will occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. Drew is expected to negatively impact the Company's financial results in the short-term. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results could be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions.

     COSTS ASSOCIATED WITH INTRALASE LITIGATION MAY ADVERSELY IMPACT EARNINGS IN THE NEAR TERM.

     Escalon is cognizant of the legal expenses and costs associated with the IntraLase litigation. The Company, however, is taking all necessary actions to protect its rights and interests under the License Agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term.

     THE COMPANY NO LONGER RECEIVES REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB. PAYMENTS CEASED EFFECTIVE AUGUST 12, 2005.

     The Company has received 5.52 % and 13.18% of its net revenue during the fiscal years ended June 30, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company was entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005, and is no longer receiving any revenue related to sales of Silicone Oil from Bausch & Lomb. The Company's agreement with Bausch & Lomb, which commenced on August 13, 2000, was structured so that the Company received consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration was subject to a factor, which declined according to the following schedule:

From 8/13/00 to 8/12/01   100%
From 8/13/01 to 8/12/02    82%
From 8/13/02 to 8/12/03    72%
From 8/13/03 to 8/12/04    64%
From 8/13/04 to 8/12/05    45%

     The revenue associated with the sale of Silicone Oil by Bausch & Lomb had no associated expense and consequently provided a gross margin of 100%. The elimination of this revenue will have a negative impact on future gross margin.

     THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

     The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

- Acquisitions, such as Drew, and subsequent integration of the acquired company, although there is no assurance that further acquisitions will occur;

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

- Announcements of new strategic relationships by the Company or its competitors; and

-    Litigation expense.

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

     FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

     The Company's business and financial condition will depend in part upon the market acceptance of the Company's products. Escalon cannot assure that the Company's products will achieve market acceptance. Market acceptance depends on a number of factors including:

-    The price of products;

-    The receipt of regulatory approvals for multiple indications;

- The establishment and demonstration of the clinical safety and efficacy of the Company's products; and

- The advantages of Escalon's products of those marketed by the Company's competitors.

     Any failure to achieve significant market acceptance of the Company's products will have a material adverse impact on the Company's business.

     THE COMPANY'S PRODUCTS ARE SUBJECT TO STRINGENT ONGOING REGULATION BY THE FDA AND SIMILAR HEALTHCARE REGULATORY AUTHORITIES, AND IF THE FDA'S APPROVALS OR CLEARANCES OF THE COMPANY'S PRODUCTS ARE RESTRICTED OR REVOKED, THE COMPANY COULD FACE DELAYS THAT WOULD IMPAIR THE COMPANY'S ABILITY TO GENERATE FUNDS FROM OPERATIONS.

     The FDA and similar healthcare regulatory authorities in foreign countries extensively regulate the Company's activity. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a new product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

     The Company has received the necessary FDA approvals for all products that the Company currently markets. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent that continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, FDA revocation would impair the Company's ability to generate funds from operations.

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

     Escalon received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. Escalon cannot assure that the Company will be able to obtain regulatory clearances for other products in the United States or foreign markets.

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

     Escalon cannot assure that the Company will be able to compete effectively in the competitive environments in which the Company operates.

     THE COMPANY'S PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY, AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

     The Company holds several United States and foreign patents for the Company's products. Other parties, however, hold patents relating to similar products and technologies, If patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, the court or agency could deem them to cover one or more aspects of the Company's products or procedures. Any claims for patent infringements or claims by the Company for patent enforcement would consume time, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. The Company cannot be certain that the Company will not be subject to one or more claims for patent infringement, that the Company would prevail in any such action or that the Company's patents will afford protection against competitors with similar technology.

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

     The Company's customers bill various third party payors, including government programs and private insurance plans, for the healthcare services provided to their patients using the Company's products. Third party payors may reimburse the customer, usually at a fixed rate based on the procedure performed using the Company's products, or may deny reimbursement if they determine that the use of the Company's products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third party payors may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company's ability to sell the Company's products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursement under the capital cost pass-through system utilized in connection with the Medicare program could also adversely impact the marketing of the Company's products.

     FUTURE LEGISLATION OR CHANGES IN GOVERNMENT PROGRAMS MAY ADVERSELY IMPACT THE MARKET FOR THE COMPANY'S PRODUCTS.

     In the past several years, the federal government and Congress have made proposals to change aspects of the delivery and financing of healthcare services. The Company cannot predict what form any future legislation may take or its impact on the Company's business. Legislation that sets price limits and utilization controls adversely impact the rate of growth of the markets in which the Company participates. If any future health care legislation were to adversely impact those markets, the Company's product marketing could also suffer, which would adversely impact the Company's business.

     THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

     The testing and marketing of the Company's products entails an inherent risk of product liability, resulting in claims based upon injuries or a failure to diagnose associated with a product defect. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and attention away from the Company's core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company cannot assure that product liability insurance coverage will continue to be available to the Company in the future on reasonable terms or at all.

     THE COMPANY'S INTERNATIONAL OPERATIONS COULD BE ADVERSELY IMPACTED BY CHANGES IN LAWS OR POLICIES OF FOREIGN GOVERNMENTAL AGENCIES AND SOCIAL AND ECONOMIC CONDITIONS IN THE COUNTRIES IN WHICH THE COMPANY OPERATES.

     The Company derives a portion of its revenue from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could impact the Company's business in these countries and the Company's results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from economic weakness, both in the United States and other countries in which the Company conducts business, could adversely impact the Company's results of operations.

     THE COMPANY IS DEPENDENT ON ITS MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

     The Company's principal executive officers and technical personnel have extensive experience with the Company's products, the Company's research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company's customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of services of any of the Company's executive officers or other technical personnel could have a material adverse impact on the Company's ability to maintain or expand business.

     THE MARKET PRICE OF THE COMPANY'S STOCK HAS HISTORICALLY BEEN VOLATILE, AND THE COMPANY HAS NOT PAID CASH DIVIDENDS.

     The volatility of the market price of the Company's Common Stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder's holdings of the Company's Common Stock. The following factors have and may continue to have a significant impact on the market price of the Company's Common Stock:

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

     Moreover, the possibility exists that the stock market, and in particular the securities of healthcare companies such as Escalon, could experience extreme price and volume fluctuations unrelated to operating performance.

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

     THE COMPANY CHARTER DOCUMENTS AND PENNSYLVANIA LAW MAY INHIBIT A TAKEOVER.

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

ITEM 2. PROPERTIES

     The Company currently leases an aggregate of 93,300 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) administrative office and manufacturing facility in Barrow-in-Furness, United Kingdom, (ii) administrative office and manufacturing facility in Dallas, Texas, (iii) manufacturing facility in Lake Success, New York, (iv) manufacturing facility in New Berlin, Wisconsin, and (v) manufacturing facility in Oxford, Connecticut. The corporate offices in Pennsylvania cover approximately 7,100 square feet and expire in April 2008. The facility in the United Kingdom covers approximately and 23,000 square feet and consists of three buildings whose leases expire in December 2005, September 2006 and August 2007. The facility in Texas covers approximately 34,000 square feet and consists of three buildings whose leases expire in March 2007. The New York facility lease, covering approximately 10,900 square feet, expires in October 2011. The Wisconsin lease, covering approximately 13,500 square feet of space expires in April 2007. The Connecticut facility lease consists of two separate areas within the same building. The leases cover approximately 12,000 square feet and expire in January 2007 and 2008. Annual rent under all of the Company's lease arrangements was approximately $772,000.

ITEM 3. LEGAL PROCEEDINGS

     INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's intellectual laser properties, including patented and non-patented technology, in exchange for an equity interest in IntraLase as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April

6, 2005. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

     On June 10, 2004, Escalon gave IntraLase notice of Escalon's intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that Escalon believed were due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent termination of the License Agreement. Contemporaneously, IntraLase filed an action for declaratory relief asking the Court to validate its interpretation of certain terms of the License Agreement relating to the amount of royalties owed to Escalon ("First Action"). The parties mutually agreed to the entry of a temporary restraining order which was entered by the Court shortly thereafter. At the close of discovery, IntraLase and Escalon filed cross-motions for summary judgment. On May 5, 2005, the District Court, having ruled on such motions, entered judgment in the First Action.

     The Court, in ruling on the parties' cross-motions for summary judgment, did not agree with IntraLase's interpretation of certain terms and declared that, under the terms of the License Agreement, IntraLase must pay Escalon royalties on revenue from maintenance contracts and one-year warranties. Further, the Court rejected IntraLase's argument that it is entitled to deduct the value of non-patented components of its ophthalmic products, which it sells as an integrated unit, from the royalties due Escalon. Non-patented components of the products include computer monitors, joysticks, keyboards, universal power supplies, microscope assemblies, installation kits and syringes. In addition, the Court rejected IntraLase's assertion that accounts receivable are not "consideration received" under the License Agreement and expressly ruled that IntraLase must pay Escalon royalties on IntraLase's accounts receivable. The Court agreed with IntraLase, however, holding that IntraLase is not required to pay royalties on research grants. The Court also held that IntraLase must give Escalon an accounting of third-party royalties.

     Further, the Court agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The Court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the Ninth Circuit Court of Appeals. Currently, briefing is scheduled to occur in February/March, 2006.

     Intralase, after entry of the Court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict Intralase's own published financial statements.

     In May, 2005, IntraLase also filed a second suit against Escalon in the Central District of California ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the Court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. Escalon filed a motion to dismiss the Second Action on jurisdictional and substantive grounds. The motion has been fully briefed and is currently under consideration by the Court for the Central District of California.

     On May 15, 2005, Escalon, not having been served with IntraLase's Second Action, filed a Complaint against IntraLase in the Delaware Court of Chancery for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement ("Delaware Action"). Escalon seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the License Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon.

     On June 3, 2005, IntraLase, after having been served with Escalon's Complaint, filed its First Amended Complaint in the Second Action adding new matters that had already been raised by Escalon in its Delaware Action. IntraLase also filed a motion to dismiss Escalon's Delaware Action. The parties agreed to postpone briefing on IntraLase's motion until after the California Court has ruled on Escalon's motion to dismiss the Second Action.

     Separately, on April 22, 2005, Escalon, as record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. IntraLase rejected Escalon's demand. Escalon recently filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce its shareholder rights to inspect IntraLase's books and records.

     Escalon is cognizant of the legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the License Agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such payments based on its filings with the SEC and filings in connection with the First Action.

     DREW LEGAL PROCEEDINGS

          CARVER LITIGATION

     On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses. The Plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the Court rendered a decision resulting in the Court's award of only $76,000 to Plaintiffs. Judgment has not yet been entered on the award. CDC Acquisition and IV Diagnostics have filed a motion for reconsideration of certain issues ruled upon by the Court. Further, CDC Acquisition and IV Diagnostics are presently negotiating with co-defendants over the companies' indemnification claims.

     On December 30, 2002, Source One, a distributor of CDC Technologies, Inc. filed suit in state court in Minnesota, later removed to the United States District Court in Minnesota, against CDC Technologies, Edward Carver and CDC Acquisition, Inc. and IV Diagnostics, as successors in interest to CDC Technologies. CDC Acquisition and IV Diagnostics asserted cross-claims against Carver for indemnification. The court granted summary judgment to the plaintiff against defendants and awarded plaintiff approximately $185,000 plus interest and costs. The Court also found Carver liable to CDC Acquisition for indemnification. Plaintiff agreed to accept $140,000 from CDC Acquisition in settlement of its claims. CDC Acquisition settled its indemnification claim against Carver for $75,000.

     The $140,000 settlement, $76,000 award and $75,000 indemnification referred to above have been recorded by the Company during fiscal 2005 (see note 9 to the notes to the consolidated financial statements). The Company does not believe that these matters have, had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

     OTHER LEGAL PROCEEDINGS

     Escalon, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Escalon's Common Stock trades on the Nasdaq SmallCap Market under the symbol "ESMC." The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq SmallCap Market.

FISCAL YEAR ENDED JUNE 30, 2004     HIGH     LOW
-------------------------------    ------   -----
Quarter ended September 30, 2003   $ 6.60   $3.00
Quarter ended December 31, 2003    $ 8.10   $5.47
Quarter ended March 31, 2004       $23.85   $6.33
Quarter ended June 30, 2004        $27.49   $8.83

FISCAL YEAR ENDED JUNE 30, 2005     HIGH     LOW
-------------------------------    ------   -----
Quarter ended September 30, 2004   $15.43   $5.92
Quarter ended December 31, 2004    $13.99   $7.70
Quarter ended March 31, 2005       $ 9.08   $4.62
Quarter ended June 30, 2005        $ 8.49   $3.70

     As of September 20, 2005, there were 1,361 holders of record of the Company's Common Stock. On September 20, 2005 the closing price of Escalon's Common Stock as reported by the Nasdaq SmallCap Market was $8.41 per share.

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

                                                                  FOR THE YEAR ENDED JUNE 30,
                                                        -----------------------------------------------
                                                          2005      2004      2003      2002      2001
                                                        -------   -------   -------   -------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Product revenue, net                                    $23,864   $12,348   $11,191   $10,293   $ 9,626
Other revenue                                             3,061     2,373     2,175     1,781     2,254
                                                        -------   -------   -------   -------   -------
Total revenue                                            26,925    14,721    13,366    12,074    11,880
Costs and expenses:
   Cost of goods sold                                    13,158     5,476     4,896     4,640     4,297
   Research and development                               1,893       776       780       555       492
   Marketing, general and administrative                 12,556     5,206     5,034     5,097     5,430
   Writedown of license and distribution rights                        --       196        --        --
                                                        -------   -------   -------   -------   -------
Total costs and expenses                                 27,607    11,458    10,906    10,292    10,219
                                                        -------   -------   -------   -------   -------
Income from operations                                     (682)    3,263     2,460     1,782     1,661
                                                        -------   -------   -------   -------   -------
Gain on sale of available for sale securities             3,412        --        --        --        --
Loss from termination of joint venture                       --        --        --       (23)       --
Equity in (loss)/gain of unconsolidated joint venture       (64)       --        --         8       (19)
Interest income                                              69        59         3         2         2
Interest expense                                            (55)     (407)     (638)     (791)   (1,052)
                                                        -------   -------   -------   -------   -------
Income before taxes                                       2,680     2,915     1,825       978       592
Income taxes                                                232       173       112        --        --
                                                        -------   -------   -------   -------   -------
Net income                                              $ 2,448   $ 2,742   $ 1,713   $   978   $   592
                                                        =======   =======   =======   =======   =======
Basic net income per share                              $   .42   $  0.70   $  0.51   $  0.29   $  0.18
                                                        =======   =======   =======   =======   =======
Diluted net income per share                            $   .39   $  0.64   $  0.48   $  0.29   $  0.18
                                                        =======   =======   =======   =======   =======
Weighted average shares - basic used in per share
   computation                                            5,832     3,897     3,365     3,346     3,292
                                                        =======   =======   =======   =======   =======
Weighted average shares - diluted used in per share
   computation                                            6,231     4,304     3,573     3,360     3,308
                                                        =======   =======   =======   =======   =======

                                                              AT JUNE 30,
                                         ----------------------------------------------------
                                           2005       2004       2003       2002       2001
                                         --------   --------   --------   --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                $  5,116   $ 12,602   $    298   $    221   $     81
Working capital/(deficit)                  13,613     13,966        889       (240)    (3,004)
Total assets                               40,049     29,457     16,890     16,912     17,798
Long-term debt, net of current portion        392      2,396      4,080      5,191      4,502
Total liabilities                           5,530      5,996      7,951      9,719     11,691
Accumulated deficit                       (32,136)   (34,585)   (37,326)   (39,039)   (40,018)
Total shareholders' equity                 34,519     23,461      8,939      7,193      6,107

----------
Note: No cash dividends were paid in any of the periods presented.

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

     Escalon operates primarily in four reportable business segments: Drew, Sonomed, Vascular and Medical/Trek/EMI. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products.

Medical/Trek/EMI develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names and manufactures and markets a digital camera system for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 - Business.

     EXECUTIVE OVERVIEW - FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

     The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

- On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew's revenue during the period from July 24, 2004 through June 30, 2005 was $11,294,000, and its operations resulted in a net loss of $1,310,000. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. Escalon's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

- In connection with the acquisition of Drew, the Company issued 900,000 shares of its Common Stock during the twelve-month period ended June 30, 2005.

- During fiscal 2005, the Company paid off all of its non-Drew related term debt and line of credit that existed prior to the acquisition of Drew. During fiscal 2005, the Company also paid off and terminated the outstanding line of credit Drew maintained with a domestic financial institution as well as the overdraft line of credit Drew maintained with a United Kingdom financial institution. During fiscal 2005, the Company paid off debt totaling approximately $6,348,000.

- During May 2005, the Company sold 191,000 shares of IntraLase common stock that had originally been received by the Company in connection with the license of its intellectual laser properties to IntraLase in 1997 (see note 16 in the notes to the consolidated financial statements). The stock was sold at $17.9134 per share and yielded net proceeds of $3,411,761 after payment of broker commissions and other fees. The net proceeds from the sale were recorded as other income in the forth quarter of fiscal 2005.

- Approximately 98% of the increase in revenues during fiscal 2005 as compared to fiscal 2004 is due to the acquisition of Drew. The balance of the increase is due to modest increases in sales in all non-Drew business units, lead by the Vascular business unit which experienced a 4.1% increase in revenues during the period.

- Other revenue increased $447,000 or 18.8% during fiscal 2005 as compared to fiscal 2004. The increase primarily related to an increase in royalty payments received from IntraLase. During fiscal 2005, 5.52% of the Company's revenue was received from Bausch & Lomb in connection with the Silicone Oil product line. The contract for this revenue expired in August 2005.

- Approximately 98% of the increase in cost of sales as a percentage of revenue during fiscal 2005 as compared to fiscal 2004 is due to the acquisition of Drew. Non-drew margins remained relatively consistent at 44.6% of revenue in fiscal 2005 as compared to 44.4% in fiscal 2004.

- Approximately 55.8% of the increase in operating expenses in fiscal 2005 as compared to fiscal 2004 is due to the acquisition of Drew. Of the remaining 44.2%, approximately 33% of the increase is related to a one-time supplemental retirement benefit awarded to the Company's chairman and CEO in June 2005. The balance of the increase relates primarily to an unusually high amount of legal and accounting fees primarily related to the Company's first quarterly filing with the SEC subsequent to the Drew acquisition, Intralase litigation costs, increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew and initial costs incurred related to compliance with the Sarbanes-Oxley Act of 2002. While the Company expects these legal, accounting and compliance expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such levels.

- Interest expense decreased during fiscal 2005 as compared to fiscal 2004. The Company paid off several of its debt facilities to several entities in advance of their maturity dates. Additionally, the Company reversed accrued loan commitment fees as a result of satisfaction of the debt and release by the lender of those fees. The fees were originally accrued based on contractual terms.

Subsequent Event

     On July 8, 2005, the Escalon sold an additional 58,535 shares of IntraLase common stock (see notes 16 and 17 in the notes to the consolidated financial statements). The stock was sold at $19.8226 per share and yielded net proceeds of $1,157,336 after payment of broker commissions and other fees. The net proceeds from the sale will be recorded as other income in July 2005.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

     The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2005 and 2004.

                    Fiscal Years Ended June 30,
                   ----------------------------
                     2005      2004    % Change
                   -------   -------   --------
Product revenue:
Drew               $11,294   $    --    100.00%
Sonomed              7,663     7,597       .87%
Vascular             3,180     3.055      4.09%
Medical/Trek/EMI     1,727     1,696      1.83%
                   -------   -------    ------
                   $23,864   $12,348     93.26%
                   =======   =======    ======

     Product revenue increased $11,516,000, or 93.26%, to $23,864,000 in fiscal 2005 as compared to $12,348,000 in fiscal 2004. The increase is primarily attributed to the acquisition of Drew on July 23, 2004. The balance of the increase was $222,000, or .93%. In the Sonomed business unit, product revenue increased $67,000,or 0.87% during fiscal 2005. The increase is primarily caused by an increase in the sales of the Company's EZ AB scan ultrasound systems and increased export sales, which offset a decrease in demand for the Company's pachymeter product. Unit sales of the pachymeter decreased by 57% as compared to fiscal 2004. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. In the Vascular business unit, revenue increased $125,000, or 4.09%, to $3,180,000 during fiscal 2005 as compared to fiscal 2004. The increase in Vascular product revenue was primarily caused by an increase in direct sales to end users by the Company's domestic sales team and, to a lesser extent, increases in the European market. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company has terminated its relationship with several of its distributors during the current fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $31,000, or 1.83%, to $1,727,000 during 2005 as compared fiscal 2004. The increase in Medical/Trek/EMI product revenue is primarily attributed to an approximate $21,000 increase in OEM revenue from Bausch & Lomb.

     Other revenue increased $687,000, or 28.95%, to $3,060,000 during 2005 as compared to fiscal 2004. The increase is primarily attributed to a $902,000 increase in royalty payments received from

Intralase related to the licensing of the Company's intellectual laser technology. Intralase royalties increased partially due to a court order amending Intralase's method of calculating its royalty payments to the Company (see notes 9 and 11 to the consolidated financial statements). The Company received $240,000 from Bio-Rad related to an OEM agreement between Bio-Rad and Drew. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision. These increases were partially offset by an $455,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005. For fiscal 2005, the step-down under the Company's contract with Bausch & Lomb caused a $627,000 decrease in Silicone Oil revenue, which was partially offset by $172,000 of royalties generated from a higher volume of product sales. The Company does not have knowledge as to what factors have affected Bausch & Lomb's sales of Silicone Oil. See note 11 of the notes to the consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.

     The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2005 and 2004.

                                Year Ended June 30,
                      ---------------------------------------
                             2005                 2004
                      ------------------   ------------------
                        Dollars      %       Dollars      %
                      ----------   -----   ----------   -----
                          (in                  (in
                      thousands)           thousands)
Cost of goods sold:
Drew                    $ 7,554    66.89%    $   --      0.00%
Sonomed                   3,115    40.65%     3,076     40.49%
Vascular                  1,432    45.03%     1,381     45.20%
Medical/Trek/EMI          1,058    61.26%     1,019     60.04%
                        -------    -----     ------     -----
                        $13,159    55.14%    $5,476     44.35%
                        =======    =====     ======     =====

     Cost of goods sold totaled $13,159,000 or 55.14% of product revenue for fiscal 2005 as compared to $5,476,000, or 44.35% of product revenue for fiscal 2004. The increase in cost of goods sold is primarily attributed to the acquisition of Drew on July 23, 2004. The balance of the increase was $129,000, and cost of goods sold for entities owned by the Company for all of fiscal 2005 and 2004 increased to 44.59% of product revenue during fiscal 2005, as compared to 44.35% of product revenue for fiscal 2004.

     Cost of goods sold in the Sonomed business unit totaled $3,115,000 or 40.65% of product revenue in fiscal 2005 as compared to $3,076,000, or 40.49% of product revenue for fiscal 2004. The primary factor affecting the increase in cost of goods sold as a percentage of product revenue is an increase in international sales, where Sonomed generally experiences lower margins. International sales at the Sonomed business unit increased to approximately 50% of the unit's sales in fiscal 2005 from approximately 39% in fiscal 2004. Partially offsetting the lower margins on international sales was a favorable product mix resulting from higher sales of higher margin products in fiscal 2005. The Company generally experiences lower margins on pachymeters as compared to EZ-Scans. Cost of goods sold in the Vascular business unit totaled $1,432,000 or 45.03% of product revenue, for fiscal 2005 as compared to $1,381,000 or 45.20% of product revenue for fiscal 2004. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network. The Company traditionally has higher margins on direct customer sales. Cost of goods sold in the Medical/Trek/EMI business unit totaled $1,058,000, or 61.26% of product revenue, during fiscal 2005 as compared to $1,019,000 or 60.08% of product revenue, during fiscal 2004. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. See the executive overview for further information regarding the operating results of Drew.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2005 and 2004.

                                      Year Ended June 30,
                              ----------------------------------
                                 2005         2004      % Change
                              ----------   ----------   --------
                                  (in          (in
                              thousands)   thousands)
Marketing, general and
   administrative expenses:
Drew                            $ 4,104      $   --      100.00%
Sonomed                           1,608       1,196       34.45%
Vascular                          1,424       1,353        5.25%
Medical/Trek/EMI                  5,420       2,657      103.99%
                                -------      ------      ------
                                $12,556      $5,206      141.18%
                                =======      ======      ======

     Marketing, general and administrative expenses increased $7,350,000, or 141.18%, to $12,556,000 during fiscal 2005 as compared $5,206,000 in fiscal
2004. Approximately $4,104,000 or 55.8% of the increase in marketing, general and administrative expenses was attributed to incremental expenses due to the acquisition of Drew on July 23, 2004. The balance of the increase in general and administrative expenses was $3,246,000, or approximately 44.2%.

     Marketing, general and administrative expenses in the Sonomed business unit increased $412,000, or 34.45%, to $1,608,000 as compared to fiscal 2004. The increase is due primarily to increased personnel, travel and advertising and trade show expenses of approximately $300,000 due to the Company's increased focus on the international market. Also contributing to the increase was an increase in rent and incidental moving costs of approximately $21,000 related to the relocation of its corporate offices during fiscal 2005.

     Marketing, general and administrative expenses in the Vascular business unit increased $71,000, or 5.25%, to $1,424,000 as compared to fiscal 2004. This increase was due primarily to increased salaries and other personnel related costs, and increased trade show and sample costs to support the Company's emphasis on direct sales to end users. Salaries and other personnel-related expenses increased $71,000 due to increased headcount. Also contributing to the increase was an increase in bad debts as a result of the termination of distributors. Partially offsetting these increases was a reduction in royalty expense. The Company agreed to pay royalties to the seller for a period of five years following the acquisition its Vascular access division. That five-year period ended in December 2003.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $2,763,000, or 103.99%, to $5,420,000 as compared to fiscal 2004. Of the increase, $1,087,000 is due to a one-time supplemental retirement benefit awarded to the Company's Chairman and CEO in June 2005 (see note 10 to the consolidated financial statements). In addition, legal, accounting and investor relations fees increased by $1,163,000 as compared to fiscal 2004. The increase in legal fees is primarily due to litigation costs with Intralase, which the Company expects will continue to impact earnings in the near term (see note 9 to the consolidated financial statements.) and incremental costs related to the Company's first quarterly filing with the SEC subsequent to the Drew acquisition. The increase in accounting fees is due to the Company's first quarterly filing with the SEC subsequent to the Drew acquisition as well as increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew on July 23, 2004 and initial costs incurred related to compliance with the Sarbanes-Oxley Act of 2002. Also contributing to the increase was an increase in personnel-related expenses primarily due to increased headcount to support the larger organization and, higher investor related and insurance costs due to the Drew acquisition. See the Executive Overview for further information regarding the operations of Drew.

     Research and development expenses increased $1,116,000 or 143.94%, to $1,893,000 during fiscal 2005 as compared to fiscal 2004. All but approximately $10,000 of the increase in research and development expenses was attributed to incremental expenses due to the acquisition of Drew on July 23, 2004.

     Gain on sale of available for sale securities was approximately $3,412,000 in fiscal 2005. The increase was due to the sale of 191,000 shares of IntraLase common stock in May 2005 (see note 16 in the notes to the consolidated financial statements).

     Escalon recognized a loss of $64,000 related to its investment in Ocular Telehealth Management ("OTM") during the fiscal 2005. The share of OTM's loss recognized by the Company is in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 in the notes to the consolidated financial statements on related-party transactions for further information regarding OTM).

     Interest income was $69,000 and $59,000 for fiscal 2005 and 2004, respectively. The increase relates to higher average cash balances in the current fiscal year.

     Interest expense was $55,000 and $407,000 for the fiscal 2005 and 2004, respectively. The decrease relates to lower average debt balances in the current fiscal year as the Company repaid its non-Drew line of credit drawings and term debt.

     FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 20, 2003

     The following table presents consolidated product revenues by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2004 and 2003.

                    Fiscal Year Ended June 30,
                   ----------------------------
                     2004      2003    % Change
                   -------   -------   --------
                     (in thousands)
PRODUCT REVENUE:
Sonomed            $ 7,596   $ 6,495     16.95%
Vascular             3,055     2,761     10.65%
Medical/Trek         1,448     1,502     -3.60%
EMI                    249       433    -42.49%
                   -------   -------     -----
                   $12,348   $11,191     10.34%
                   =======   =======     =====

     Product revenue increased $1,157,000, or 10.34%, to $12,348,000 in fiscal 2004 as compared to $11,191,000 in fiscal 2003. Product revenue in the Sonomed business unit increased $1,101,000, or 16.95%, to $7,596,000. The increase was attributed to a $336,000 increased in the domestic market, a $324,000 increase in the Middle East, a $297,000 increase in Europe and a $261,000 increase in Latin America offset by a $93,000 decrease in Asia and the Pacific Rim. The increase in the domestic market related to increased demand for the Company's pachymeter product. The domestic market for pachymeters expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist has not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels in the fourth quarter of fiscal 2004. The increases in the Middle East and Europe were the result of additional sales and marketing resources and management attention to developing these markets whereas the increase in Latin America was the result of recovering economies in South America. Product revenue in the Vascular business unit increased $294,000, or 10.65%, to $3,055,000. The increase primarily related to increased usage in the domestic marketplace. Product revenue in the Medical/Trek business unit decreased $54,000, or 3.60%, to $1,448,000. The decrease primarily related to decreased market demand for Medical/Trek's products. Product revenue in the EMI business unit decreased $184,000, or 42.49%, to $249,000.

     Other revenue, which is included in the Medical/Trek business unit, increased $198,000, or 9.10%, to $2,373,000 in fiscal 2004 as compared to $2,175,000 in fiscal 2003. The increase related to both a $116,000 increase in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology and an $83,000 increase in revenue received from Bausch & Lomb in connection with its sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company. The step-downs occur during the first quarter of each fiscal year through the remainder of the contract, which ended in August 2005. For the fiscal year ended June 30, 2004, the step-down caused a $250,000 decrease in Silicone Oil revenue that the Company would have otherwise received had the step-down not occurred. The offsetting $333,000 increase in Silicone Oil revenue was due to market demand for the product. The Company does not have any further knowledge as to what factors have impacted Bausch & Lomb's sales of

Silicone Oil. See the Notes to Consolidated Financial Statements for a description of the step-down provisions under the contract with Bausch & Lomb.

     The following table presents consolidated cost of good sold by reportable business segment and as a percentage of related segment product revenue for the fiscal years ended June 30, 2004 and 2003.

                            FISCAL YEAR ENDED JUNE 30,
                      ---------------------------------------
                             2004                 2003
                      ------------------   ------------------
                        Dollars      %       Dollars      %
                      ----------   -----   ----------   -----
                          (in                  (in
                      thousands)           thousands)
COST OF GOODS SOLD:
Sonomed                 $3,076     40.49%    $2,524     38.86%
Vascular                  1381     45.20%      1195     43.28%
Medical/Trek               911     62.91%       961     63.98%
EMI                        108     43.37%       216     49.88%
                        ------     -----     ------     -----
                        $5,476     44.35%    $4,896     43.75%
                        ======     =====     ======     =====

     Cost of goods sold totaled $5,476,000, or 44.35%, or product revenue for the fiscal year ended June 30, 2004 as compared to $4,896,000, or 43.75% of product revenue for the fiscal year ended June 30, 2003. Cost of goods sold in the Sonomed business unit was $3,076,000, or 40.49% of product revenue for the fiscal year ended June 30, 2004 as compared to $2,524,000, or 38.86%, of product revenue for the fiscal year ended June 30, 2003. The slight increase in cost of goods sold as a percentage of product revenue was primarily caused by an increase in international sales. Sonomed generally sells its products to international customers at lower price levels. Cost of goods sold in the Vascular business unit was $1,381,000, or 45.20%, of product revenue for the fiscal year ended June 30, 2004 as compared to $1,195,000, or 43.28%, of product revenue for the fiscal year ended June 30, 2003. The Company began manufacturing its Doppler-Guided Peripheral I.V. product in the latter part of fiscal 2004. This product had higher manufacturing costs than the remainder of the vascular product line. Cost of goods sold in the Medical/Trek business unit totaled $911,000, or 62.91%, of product revenue for the fiscal year ended June 30, 2004 as compared to $961,000, or 63.98% of product revenue for the fiscal year ended June 30, 2003. Fluctuations in Medical/Trek cost of goods sold resulted from product mix changes, which were primarily controlled by market demand. Cost of goods sold in the EMI business unit was $108,000, or 43.37%, of product revenue for the fiscal year ended June 300, 2004 as compared to $216,000, or 49.88% of product revenue for the fiscal year ended June 30, 2003.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2004 and 2003.

                                                  FISCAL YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                    2004     2003    %CHANGE
                                                   ------   ------   -------
                                                    (IN THOUSANDS)
MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES:
Sonomed                                            $1,196   $1,281    -6.64%
Vacular                                             1,353    1,205    12.28%
Medical/Trek                                        2,427    2,294     5.80%
EMI                                                   230      254    -9.45%
                                                   ------   ------    -----
                                                   $5,206   $5,034     3.42%
                                                   ======   ======    =====

     Marketing, general and administrative expenses increased $172,000, or 3.42%, for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. In the Sonomed business unit, marketing, general and administrative expenses decreased $134,000, primarily the result of headcount changes. Commission expense decreased $35,000 as a result of changes in the commission structure with an international distributor. Offsetting these decreases was an $84,000 increase in consulting expense, which increased as a result of the Company's marketing efforts in the international markets. In the Vascular business unit, marketing, general and administrative expenses increased $148,000, or 12.28%, to $1,353,000. Salaries and other personnel-related expenses increased $155,000, primarily the result of increases in headcount. Consulting expenses increased $55,000 as a result of marketing efforts in the international markets. Sales and marketing travel-related expenses also increased $68,000. The Company agreed to pay royalties for a five-year period following the acquisition of the vascular access division of Endologix Inc. ("Endologix"). That five-year period ended in December 2003. This resulted in a $122,000 decrease in royalty expense. In the Medical/Trek business unit, marketing, general and administrative expenses increased $133,000, or 5.80%, to $2,427,000. Accrued compensation increased $108,000. Payroll taxes increased $86,000 primarily due to the exercise of employee stock options. Depreciation and amortization expense decreased $32,000 primarily due to the abandonment of the Company's license and distribution rights to Povidone Iodine 2.5% in March 2003 and consulting expense decreased $14,000 as the Company incurred expense in fiscal 2003 related to the Company's search for alternate debt financing. In the EMI business unit, marketing, general and administrative expenses decreased $24,000, or 9.45%, to $230,000.

     Research and development expenses decreased $4,000, or 0.51%, to $776,000 for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003. Increases in consulting expense incurred in connection with product development were offset by reduced headcount.

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

     Interest income was $59,000 and $3,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The increase related to increased average cash balances in the current fiscal year.

     Interest expense was $407,000 and $638,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The decrease related to reduced total debt levels and lower interest rates.

     Income tax expense was $173,000 and $112,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The Company began incurring income tax expense in fiscal 2003 due to the exhausting of certain state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the fiscal year ended June 30, 2005 are reflected in the following table:

                                        June 30,    June 30,
                                          2005        2004
                                       ---------   ---------
                                            (dollars are
                                           in thousands)
Current assets                         $  17,665   $  17,566
Less: Current liabilities                  4,052       3,600
                                       ---------   ---------
Working capital                        $  13,613   $  13,966
   Current ratio                        4.4 to 1    4.9 to 1

Notes payable and current maturities   $     230   $   1,872
Long-term debt                               392       2,396
                                       ---------   ---------
Total debt                             $     622   $   4,268
Total equity                              34,519      23,461
                                       ---------   ---------
Total capital                          $  35,141   $  27,729
Total debt to total capital                 1.77%      15.39%

     WORKING CAPITAL POSITION

     Working capital decreased $353,000 as of June 30, 2005 and the current ratio decrease to 4.4 to 1 from 4.9 to 1 when compared to June 30, 2004. The decrease in working capital was caused primarily by the pay-off of all of the Company's pre-acquisition debt as well as substantially all of the debt acquired from Drew. The Company paid off debt of approximately $6,348,000 during the fiscal year ended June 30, 2005. The primary offset to this decrease in working capital was a $3,412,000 realized gain and a $1,207,000 increase in available for sale securities, which relates to sale and remaining available for sale securities that the Company received from IntraLase in connection with the license of the Company's intellectual laser properties to IntraLase.

     CASH USED IN OPERATING ACTIVITIES

     During fiscal 2005, the Company used approximately $3,350,000 of cash for operating activities. In fiscal 2004, the Company generated approximately $3,163,000 from operating activities. The net decrease in cash generated from operating activities of approximately $6,513,000 in fiscal 2005 as compared to fiscal 2004 is due primarily to the following factors:

- Income from operations decreased approximately $3,945,000 in fiscal 2005 as compared to fiscal 2004.

- The Company, during fiscal 2005, utilized approximately $1,882,000 of cash to fund planned increases in inventory, primarily at its Drew and Sonomed business units. Prior to its acquisition by Escalon, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. Escalon's operating priorities included injecting working capital into Drew to remove the pre-acquisition liquidity constraints. Inventories increased at the Sonomed business unit to support planned introduction of new products.

- The Company also utilized approximately $2,169,000 of cash to fund increases primarily in Drew accounts receivable and reductions in Drew's accounts payable and accrued liabilities. The increase in receivables is due primarily to higher sales volume in the 4th quarter of fiscal 2005 and the reduction in payables and accruals is primarily due to the injection of working capital into Drew by Escalon to help remove Drew's pre-acquisition liquidity constraints.

     CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

     Cash flows generated by investing activities of approximately $2,187,000 during fiscal 2005 relate primarily to the net proceeds of approximately $3,412,000 realized on the sale of a portion of the IntraLase securities held by the Company as for sale securities and cash acquired as part of the Drew acquisition. The securities that were sold were originally acquired in connection with the license of intellectual laser properties to IntraLase (see note 16 to the consolidated financial statements). Partially offsetting the cash realized on the securities sale were costs related to the Drew acquisition of approximately $1,015,000, the Company's $256,000 investment in OTM and the purchase of fixed assets during 2005. During the fiscal year ended June 30, 2004, in addition to the Drew acquisition costs discussed above, the Company had approximately $231,000 of expenditures related to the Drew acquisition that were classified as other current assets until the transaction was finalized in fiscal 2005. Otherwise, cash flows used in investing activities related solely to the purchase of fixed assets for the fiscal year ended June 30, 2004. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

     Cash flows used in financing activities were approximately $6,318,000 during the fiscal year ended June 30, 2005. The Company paid off all of the Company's pre-acquisition debt as well as substantially all of the debt acquired from Drew. The Company paid off debt of approximately $6,348,000 during the fiscal year ended June 30, 2005. See "Debt History" for more information regarding repayment of the Company's debt facilities.

     Cash flows from financing activities were $9,440,000 for the fiscal year ended June 30, 2004. Cash flows from financing activities primarily related to proceeds from a private placement of common stock and common stock warrants as well as proceeds from the issuance of common stock through the exercise of stock options. On March 17, 2004, the Company completed a private placement of common stock resulting in net proceeds of $9,788,000 and, during the fiscal year ended June 30, 2004, issued common stock related to the exercise of stock options resulting in proceeds to the Company of $1,992,000.

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

     On January 21, 1999, the Company's Vascular subsidiary and Endologix entered into an Assets Sale and Purchase Agreement. Pursuant to this agreement, the Company acquired for cash the assets of Endologix's vascular access business in exchange and also agreed to pay royalties to Endologix based on future sales of the vascular access business for a period of five years following the close of the sale, with a guaranteed minimum of $300,000 per year. On February 1, 2001, the parties amended the agreement to eliminate any future royalty payments to Endologix. Pursuant to this amendment, the Company paid $17,558 in cash to Endologix, deliverd a short-term note in the amount of $64,884 that was satisfied in January 2002, delivered a note in the amount of $717,558 payable in eleven quarterly installments that commenced on April 15, 2002, and issued 50,000 shares of its common stock to Endologix. On September 30, 2004, the Company paid off the balance of the term debt.

     At the time of the acquisition of Drew by Escalon, Drew had two lines of credit aggregating approximately $2,700,000, one of which was with a domestic financial institution, one with a United Kingdom financial institution. At the time of the acquisition, outstanding draws on the lines aggregated approximately $1,643,000. The lines were paid off and terminated during the quarter ended December 31, 2004.

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of June 30, 2005 was $405,471. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of June 30, 2005 was $216,666.

     BALANCE SHEET

     The components of the balance sheet of the Company were increased as of July 23, 2004 by the acquisition of Drew as follows:

Cash                       $  150,849
Accounts receivable         1,439,120
Inventory                   2,069,146
Other current assets          351,505
Furniture and equipment       868,839
Goodwill                    9,574,655
Patents                       297,246
Other long-term assets          7,406
Line of credit              1,617,208
Current liabilities         3,392,286
Long-term debt              1,072,457
Exchange of common stock    7,430,439

These amounts represents approximately a $952,000 net difference from the amounts reported in the Company's Form 10-Q for the quarter ended September 30, 2004, which has been recorded as an increase in goodwill. The difference is the result of additional facts obtained since the acquisition which impacted the valuation of the assets acquired and liabilities assumed.

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     Escalon was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2005 and 2004. The following table presents the Company's contractual obligations as of June 30, 2005 (interest is not included in the table as it is not material):

                                                                        3-5        > 5
                                 Total      < 1 Year     1-3 Years     Years      Years
                              ----------   ----------   ----------   --------   ---------
Long-term debt                $  622,137   $  230,344   $  391,793   $     --   $     --
Operating lease obligations    2,999,000      890,000    1,132,000    578,000    399,000
                              ----------   ----------   ----------   --------   --------
                              $3,621,137   $1,120,344   $1,523,793   $578,000   $399,000
                              ==========   ==========   ==========   ========   ========

     FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT
LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew. As of June 30, 2005, the Company has acquired all of the outstanding ordinary shares of Drew. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. Escalon loaned approximately $6,368,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. Escalon anticipates that further working capital will likely be required by Drew.

     Escalon realized 5.52% and 13.18% of its net revenue during the fiscal years ended June 30, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. Silicone Oil revenue is based on the sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision. The contract expired on August 12, 2005. See note 11 of the notes to the consolidated financial statements for additional information regarding the contract with Bausch & Lomb.

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

     As of June 30, 2005, Escalon complied with these requirements.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of Statement of Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets," discussed further in the Notes to the Consolidated Financial Statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

     The Company's considerations for recognizing revenue upon shipment of product to a distributor are based on the following:

- Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have a right of return.

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

     INCOME/(LOSS) PER SHARE

     The Company computes net income/(loss) per share under the provisions of SFAS No. 128, "Earnings Per Share," (SFAS 128) and Staff Accounting Bulletin, No. 98 (SAB 98).

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the impact is anti-dilutive. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

     TAXES

     Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

     In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 "Accounting for Income Taxes" also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely that not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

     In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

     Through June 30, 2005, the Company has recorded a full valuation allowance against the Company's net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments, consisting primarily of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rate as of June 30, 2005 were fixed at 8.00% on the Texas Mezzanine Fund term debt, and were fixed at 5.00% on the Symbiotics, Inc. term debt. See the Notes to the Consolidated Financial Statements for further information regarding the Company's debt obligations.

                              2006       2007       2008     Thereafter     Total
                            --------   --------   --------   ----------   --------
Texas Mezzanine Fund Note   $130,348   $153,706   $121,417       $--      $405,471
   Interest rate                   8%         8%         8%
Symbiotics, Inc. Note         99,996     99,996     16,674       $--       216,666
   Interest rate                   5%         5%         5%
                            --------   --------   --------       ---      --------
                            $230,344   $253,702   $138,091       $--      $622,137
                            ========   ========   ========       ===      ========

     EXCHANGE RATE RISK

     During the fiscal years ended June 30, 2005 and 2004, approximately 36.4% and 21.6%, respectively, of Escalon's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the fiscal year ended June 30, 2005, Drew recorded approximately $2,378,000 and $99,000 of revenue denominated in United Kingdom Pounds and Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the fiscal year ended June 30, 2005, Drew incurred approximately $4,380,000 of expense denominated in United Kingdom Pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the fiscal years ended June 30, 2005 and 2004, these expenses totaled approximately $155,000 and $ 91,000, respectively. The Company's Vascular business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the fiscal years ended June 30, 2005 and 2004, these expenses totaled approximately $166,000 and $56,000, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and recording, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (B) INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended June 30, 2005 that have materially impacted, or are reasonably likely to materially impact, the Company's internal control over financial reporting.

     A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the Company's proxy statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the Company's proxy statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this Item 12 is incorporated by reference to the Company's proxy statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See note 14 in the notes to the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's proxy statement for the Company's 2005 Annual Meeting of Shareholders to be filed with the SEC.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     CONSOLIDATED FINANCIAL STATEMENTS

     See index to Consolidated Financial Statements on Page F-1.

     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules, Schedule II, have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes therein.

EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K, where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

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

10.29         Registrant's amended and restated 1999 Equity Incentive Plan. (13)
              **

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

10.31 Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32 Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33         Manufacturing Supply and Distribution Agreement between Sonomed,
              Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004.
              (15)

10.34         Supplemental Executive Retirement Benefit Agreement for Richard
              DePiano dated June 23, 2005 (16) **

21            Subsidiaries. (11)

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 - Richard J. DePiano (*)

31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 - Mark H. Karsch (*)

32.1          Certification pursuant to Section 1350 of Title 18 of the United
              States Code - Richard J. DePiano. (*)

32.2          Certification pursuant to Section 1350 of Title 18 of the United
              States Code - Mark H. Karsch. (*)

----------
*    Filed herewith.

**   Management contract of compensatory plan.

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

(6)  Filed as an exhibit to the Company's Form 8-K/A, dated March 31, 2000.

(7) Filed as an exhibit to the Company's Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).

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

(14) Filed as an exhibit to the Company's Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).

(15) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

(16) Filed as an exhibit to the Company's Form 8-K, dated June 23, 2005.

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

Dated: September 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Richard J. DePiano       Chairman and Chief Executive    September 28, 2005
    --------------------------   Officer (Principal Executive
    Richard J. DePiano           Officer) and Director


By: /s/ Mark Karsch              Chief Financial Officer         September 28, 2005
    --------------------------   (Principal Financial Officer)
    Mark Karsch


By: /s/ Anthony Coppola          Director                        September 28, 2005
    --------------------------
    Anthony Coppola


By: /s/ Jay L. Federman          Director                        September 28, 2005
    --------------------------
    Jay L. Federman


By: /s/ William L.G. Kwan        Director                        September 28, 2005
    --------------------------
    William L.G. Kwan


By: /s/ Lisa Napolitano           Director                       September 28, 2005
    --------------------------
    Lisa Napolitano

                              ESCALON MEDICAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2
Report of Independent Registered Public Accounting Firm                      F-3
Consolidated Balance Sheets at June 30, 2005 and 2004                        F-4
Consolidated Statements of Income for the Years Ended June 30, 2005, 2004
   and 2003                                                                  F-5
Consolidated Statements of Shareholders' Equity for the Years Ended
   June 30, 2005, 2004 and 2003                                              F-6
Consolidated Statements of Cash Flows for the Years Ended June 30, 2005,
   2004 and 2003                                                             F-7
Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Escalon Medical Corp.
Wayne, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and subsidiaries (the "Company") as of June 30, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                        BDO Seidman, LLP

Philadelphia, Pennsylvania
September 22, 2005

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders
Escalon Medical Corp.
Wayne, Pennsylvania:

     We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries as of June 30, 2004, and the results of their operations and cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                        Parente Randolph, LLC

Philadelphia, Pennsylvania
September 10, 2004, except for
Note 13, as to which the date is
September 22, 2004

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                         JUNE 30,       JUNE 30,
                                                           2005           2004
                                                       ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  5,115,772   $ 12,601,971
   Available for sale securities                          1,207,317             --
   Accounts receivable, net                               4,752,310      2,492,689
   Inventory, net                                         5,856,285      1,781,592
   Note receivable, net                                     100,000        150,000
   Other current assets                                     633,214        539,508
                                                       ------------   ------------
      Total current assets                               17,664,898     17,565,760
                                                       ------------   ------------
Property and equipment, net                                 911,700        409,187
Goodwill                                                 20,166,450     10,591,795
Trademarks and trade names, net                             616,906        616,906
Patents, net                                                402,814        172,078
Other assets                                                286,568        101,389
                                                       ------------   ------------
      Total assets                                     $ 40,049,336   $ 29,457,115
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit                                      $         --   $    250,000
   Current portion of long-term debt                        230,344      1,621,687
   Accounts payable                                       1,135,680        499,242
   Accrued expenses                                       2,685,670      1,229,498
                                                       ------------   ------------
      Total current liabilities                           4,051,694      3,600,427
                                                       ------------   ------------
Long-term debt, net of current portion                      391,793      2,396,019
Accrued post retirement benefits                          1,087,000             --
                                                       ------------   ------------
      Total liabilities                                   5,530,487      5,996,446
                                                       ------------   ------------
Shareholders' equity:
   Preferred stock, $0.001 par value; 2,000,000
      shares authorized; no shares issued                        --             --
   Common stock, $0.001 par value; 35,000,000
      shares authorized; 5,963,477 and 5,017,122
      shares issued and outstanding at June 30, 2005
      and 2004, respectively                                  5,964          5,018
   Common stock warrants                                  1,601,346      1,601,346
   Additional paid-in capital                            63,898,190     56,438,903
   Accumulated deficit                                  (32,136,487)   (34,584,598)
   Accumulated other comprehensive income                 1,149,836             --
                                                       ------------   ------------
      Total shareholders' equity                         34,518,849     23,460,669
                                                       ------------   ------------
         Total liabilities and shareholders' equity    $ 40,049,336   $ 29,457,115
                                                       ============   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                            ---------------------------------------
                                                                2005          2004          2003
                                                            -----------   -----------   -----------
Product revenue                                             $23,864,322   $12,347,922   $11,191,493
Other revenue                                                 3,060,300     2,372,845     2,174,537
                                                            -----------   -----------   -----------
Revenues, net                                                26,924,622    14,720,767    13,366,030
                                                            -----------   -----------   -----------
Costs and expenses:
   Cost of goods sold                                        13,158,061     5,475,703     4,895,574
   Marketing, general and administrative                     12,556,374     5,206,067     5,033,852
   Research and development                                   1,892,706       776,496       780,333
   Write-down of Povidone Iodine license and distribution
      rights                                                                       --       195,950
                                                            -----------   -----------   -----------
      Total costs and expenses                               27,607,141    11,458,266    10,905,709
                                                            -----------   -----------   -----------
(Loss) income from operations                                  (682,519)    3,262,501     2,460,321
                                                            -----------   -----------   -----------
Other income and expenses:
   Gain on sale of available for sale securities              3,411,761            --            --
   Equity in Ocular Telehealth Management, LLC                  (63,613)           --            --
   Interest income                                               69,262        59,072         2,813
   Interest expense                                             (55,116)     (406,543)     (638,345)
                                                            -----------   -----------   -----------
      Total other income and expenses                         3,362,294      (347,471)     (635,532)
                                                            -----------   -----------   -----------
Income before income taxes                                    2,679,775     2,915,030     1,824,789
Income taxes                                                    231,664       173,300       112,412
                                                            -----------   -----------   -----------
Net income                                                  $ 2,448,111   $ 2,741,730   $ 1,712,377
                                                            ===========   ===========   ===========
Basic net income per share                                  $     0.420   $     0.704   $     0.509
                                                            ===========   ===========   ===========
Diluted net income per share                                $     0.393   $     0.637   $     0.479
                                                            ===========   ===========   ===========
   Weighted average shares - basic                            5,831,564     3,896,951     3,365,359
                                                            ===========   ===========   ===========
   Weighted average shares - diluted                          6,231,024     4,304,375     3,573,192
                                                            ===========   ===========   ===========

                 See notes to consolidated financial statements

                     Escalon Medical Corp. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                For the Years Ended June 30, 2005, 2004 and 2003

                                                                                                      ACCUMULATED
                                                               COMMON     ADDITIONAL                     OTHER          TOTAL
                                                               STOCK       PAID-IN      ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                      SHARES      AMOUNT      WARRANTS      CAPITAL       DEFICIT       INCOME         EQUITY
                                    ---------  -----------  -----------  ------------  ------------  -------------  ------------
BALANCE AT JUNE 30, 2002            3,345,851     $3,346     $       --  $ 46,228,710  $(39,038,705)  $        --   $ 7,193,351
Common stock issued in
   connection with acquisition
   of trade name                       10,000         10             --        15,090            --            --        15,100
Exercise of stock options               9,508          9             --        18,611            --            --        18,620
Net income                                 --         --             --            --     1,712,377            --     1,712,377
                                    ---------     ------     ----------  ------------  ------------   -----------   -----------
BALANCE AT JUNE 30, 2003            3,365,359      3,365             --    46,262,411   (37,326,328)           --     8,939,448
Private placement offering            800,000        800      1,601,346     8,185,772            --            --     9,787,918
Exercise of stock options             856,412        857             --     2,021,075            --            --     2,021,932
Treasury stock retirement              (4,649)        (4)            --       (30,355)           --            --       (30,359)
Net income                                 --         --             --            --     2,741,730            --     2,741,730
                                    ---------     ------     ----------  ------------  ------------   -----------   -----------
BALANCE AT JUNE 30, 2004            5,017,122      5,018      1,601,346    56,438,903   (34,584,598)           --    23,460,669
Comprehensive Income:
   Net income                              --         --             --            --     2,448,111            --     2,448,111
   Unrealized gains on securities          --         --             --            --            --     1,207,317     1,207,317
   Foreign currency translation            --         --             --            --            --       (57,481)      (57,481)
                                                                                                                    -----------
   Total comprehensive income                                                                                         3,597,947
Acquisition of Drew                   900,000        900             --     7,429,538            --            --     7,430,438
Exercise of common stock
   purchase warrants                   32,855         33             --           (33)           --            --            --
Exercise of stock options              13,500         13             --        29,782            --            --        29,795
                                    ---------     ------     ----------  ------------  ------------   -----------   -----------
BALANCE AT JUNE 30, 2005            5,963,477     $5,964     $1,601,346  $ 63,898,190  $(32,136,487)  $ 1,149,836   $34,518,849
                                    =========     ======     ==========  ============  ============   ===========   ===========

                 See Notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  YEARS ENDED JUNE 30,
                                                                        ---------------------------------------
                                                                            2005          2004          2003
                                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 2,448,111   $ 2,741,730   $ 1,712,377
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                            387,651       241,453       310,315
   Post retirement benefits                                               1,087,000            --            --
   Gain on sale of available for sale securities                         (3,411,761)                         --
   Loss of Ocular Telehealth Management, LLC                                 63,613            --            --
   Reserve on notes receivable                                               50,000            --            --
   Abandonment of leasehold improvements                                     12,458            --            --
   Write-down of license and distribution rights                                 --            --       195,950
   Disposal of  property and equipment                                           --            --           927
   Change in operating assets and liabilities:
      Accounts receivable, net                                             (838,624)     (128,319)     (270,493)
      Inventory, net                                                     (1,882,149)        3,888      (213,413)
      Other current and long-term assets                                     63,750       (39,228)      242,007
      Accounts payable, accrued and other liabilities                    (1,330,009)      343,762       193,246
                                                                        -----------   -----------   -----------
         Net cash (used in) provided by operating activities             (3,349,960)    3,163,286     2,170,916
                                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Drew, net of cash acquired                                      151,459            --            --
Acquisition costs related to Drew Scientific                             (1,015,362)     (231,014)           --
Proceeds from the sale of available for sale securities                   3.411,761            --            --
Investment in Ocular Telehealth Management, LLC                            (256,000)           --            --
Purchase of fixed assets                                                   (104,396)      (68,274)      (76,040)
                                                                        -----------   -----------   -----------
         Net cash provided by (used in) investing activities              2,187,462      (299,288)      (76,040)
                                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowing                                                         --       153,981       775,000
Line of credit repayment                                                 (1,905,822)     (878,981)   (1,050,000)
Principal payments on term loans                                         (4,441,761)   (1,614,908)   (1,760,932)
Issuance of common stock - private placement                                     --     9,787,918            --
Issuance of common stock - stock options                                     29,795     1,991,573        18,620
                                                                        -----------   -----------   -----------
         Net cash (used in) provided by investing activities             (6,317,788)    9,439,583    (2,017,312)
                                                                        -----------   -----------   -----------
         Effect of exchange rate changes on cash & cash equivalents          (5,913)           --            --
         Net (decrease) increase in cash and cash equivalents            (7,486,199)   12,303,581        77,564
Cash and cash equivalents, beginning of year                             12,601,971       298,390       220,826
                                                                        -----------   -----------   -----------
Cash and cash equivalents, end of year                                  $ 5,115,772   $12,601,971   $   298,390
                                                                        ===========   ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                           $   198,647   $   338,155   $   544,155
                                                                        ===========   ===========   ===========
Income taxes paid                                                       $   327,176   $   173,300   $   112,412
                                                                        ===========   ===========   ===========
Issuance of Common Stock for EMS trade name                             $        --   $        --   $    15,100
                                                                        ===========   ===========   ===========
Restructure of line of credit to long-term debt                         $        --   $        --   $ 3,000,000
                                                                        ===========   ===========   ===========
Issuance of common stock for the Drew acquisition                       $ 7,430,438   $        --   $        --
                                                                        ===========   ===========   ===========
Increase in unrealized appreciation of available for sale securities    $ 1,207,317   $        --   $        --
                                                                        ===========   ===========   ===========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS

     Escalon Medical Corp. ("Escalon" or the "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH, Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Medical Holdings, Inc. and Drew Scientific Group, Plc ("Drew"). The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

     In October 1997, the Company licensed its intellectual laser property to IntraLase Corp. ("IntraLase"), in return for an equity interest and future royalties on sales of products. IntraLase undertook the responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. The Company is in dispute with IntraLase over royalty payments owed to the Company (see notes 9 and 16).

     On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares (see note 12).

(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sonomed, Vascular, Escalon Medical Europe GmbH, EMI, Pharmaceutical, Escalon Medical Holdings, Inc. and Drew. All intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company follows Statement of Financial Accounting Standards No. 107 ("SFAS" 107"), "Disclosure about Fair Value of Financial Instruments". The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying value of available for sale securities approximates market based-upon market arms-length transactions in the underlying security. The carrying amounts of long-term debt approximate fair value since the Company's interest rates approximate current interest rates. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

     MARKETABLE SECURITIES

     The Company reports debt and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." All of the equity securities held by the Company at June 30, 2005 are classified as available for sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (see note 16).

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

     The Company's considerations for recognizing revenue upon shipment of product to a distributor are based on the following:

- Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have a right of return.

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

     INVENTORIES

     Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                              JUNE 30,
                      -----------------------
                         2005         2004
                      ----------   ----------
Raw materials         $3,476,493   $1,419,606
Work in process          473,252           --
Finished goods         2,073,208      367,111
                      ----------   ----------
                       6,022,953    1,786,717
Valuation allowance     (166,668)      (5,125)
                      ----------   ----------
  Total inventory     $5,856,285   $1,781,592
                      ==========   ==========

     Valuation allowance activity for the years ended June 30 was as follows:

                                       2005      2004       2003
                                    ---------  --------   --------
Balance, July 1                     $  5,125   $ 64,020   $ 44,953
Provision for valuation allowance    161,543      5,907     61,934
Write-offs                                --    (64,802)   (42,867)
                                    --------   --------   --------
Balance, June 30                    $166,668   $  5,125   $ 64,020
                                    ========   ========   ========

     ACCOUNTS RECEIVABLE

     Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers' financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company's historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management's assessment of individual accounts. Credit losses, when realized, have been within the range of management's expectations. Allowance for doubtful accounts activity for the years ended June 30 was as follows:

                                       2005      2004       2003
                                    ---------  ---------   --------
Balance, July 1                     $121,212   $ 261,351   $183,287
Provision for bad debts              202,446         784     96,004
Write-offs                           (41,028)   (140,923)   (17,940)
Other(a)                             208,015          --         --
                                    --------   ---------   --------
Balance, June 30                    $490,645   $ 121,212   $261,351
                                    ========   =========   ========

------------
(a) acquired as part of the Drew acquisition in July 2004

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation expense for the years ended June 30, 2005, 2004 and 2003 was $321,142, 175,773 and $183,804, respectively.

     Property and equipment consist of the following at:

                                                              JUNE 30,
                                                   ------------------------
                                                       2005         2004
                                                   -----------   ----------
Equipment                                          $ 1,921,731   $1,169,504
Furniture and fixtures                                 120,460       62,168
Leasehold improvements                                 121,193      113,081
                                                   -----------   ----------
                                                     2,163,384    1,344,753
Less: Accumulated depreciation and amortization     (1,251,684)    (935,566)
                                                   -----------   ----------
                                                   $   911,700   $  409,187
                                                   ===========   ==========

     LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if management's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which if actual experience varies, could result in material differences in the requirements for impairment charges.

     INTANGIBLE ASSETS

     The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis.

     ACCRUED WARRANTIES

     The Company provides a limited one year warranty against manufacturer's defects on its products sold to customers. The Company's standard warranties require the Company to repair or replace, at the Company's discretion, defective parts during such warranty period. The Company accrues for its product warranty liabilities based on estimates of costs to be incurred during the warranty period, based on historical repair information for warranty costs.

     BUSINESS COMBINATIONS

     The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. When acquisitions are deemed material by management, the Company engages independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumption, especially with respect to intangible assets.

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

     SFAS 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                                         2005         2004         2003
                                                      ----------   ----------   ----------
Net income, as reported                               $2,448,111   $2,741,730   $1,712,377
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects           (539,026)    (406,357)    (145,110)
                                                      ----------   ----------   ----------
Pro forma net income                                  $1,908,085   $2,335,373   $1,567,267
                                                      ==========   ==========   ==========
Earnings per share:
  Basic - as reported                                 $    0.420   $    0.704   $    0.509
                                                      ==========   ==========   ==========
  Basic - pro forma                                   $    0.327   $    0.599   $    0.466
                                                      ==========   ==========   ==========
  Diluted - as reported                               $    0.393   $    0.637   $    0.479
                                                      ==========   ==========   ==========
  Diluted - pro forma                                 $    0.306   $    0.543   $    0.439
                                                      ==========   ==========   ==========

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using these Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the fiscal years ended June 30, 2005, 2004 and 2003 was $4.93, $6.94 and $0.84, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk free interest ranging between 3.30% and 4.25%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare to historic volatility.

     RESEARCH AND DEVELOPMENT

     All research and development costs are charged to operations as incurred.

     ADVERTISING COSTS

     Advertising costs are charged to operations as incurred. Advertising expense for the three years ended June 30, 2005, 2004 and 2003 was $190,963, $35,439 and $25,466, respectively.

     NET INCOME PER SHARE

     The Company follows Financial Accounting Standard Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                            2005         2004         2003
                                                         ----------   ----------   ----------
Numerator:
   Numerator for basic and diluted earnings per share:
      Net income                                         $2,448,111   $2,741,730   $1,712,377
                                                         ----------   ----------   ----------
Denominator:
   Denominator for basic earnings per share - weighted
      average shares                                      5,831,564    3,896,951    3,365,359
   Effect of dilutive securities:

      Stock options and warrants                            399,460      407,424      207,833
                                                         ----------   ----------   ----------
   Denominator for diluted earnings per share -
      weighted average and assumed conversion             6,231,024    4,304,375    3,573,192
                                                         ----------   ----------   ----------
Basic earnings per share                                 $    0.420   $    0.704   $    0.509
                                                         ==========   ==========   ==========
Diluted earnings per share                               $    0.393   $    0.637   $    0.479
                                                         ==========   ==========   ==========

     As of June 30, 2005 and 2004, 120,000 warrants, which were issued in March 2004 (see note 7) to purchase shares of Escalon common stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company's common stock for each of the years ended June 30, 2005 and 2004, thus making the warrants anti-dilutive.

     INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect in the years when those temporary differences are expected to reverse. The impact on deferred taxes of a change in tax rates, should a change occur, is recognized in income in the period that include the enactment date.

     COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

     FOREIGN CURRENCY TRANSLATION

     The Company translates the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive income on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to the Company's operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

     NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R"), (revised 2004), "Share-Based Payments". SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25 which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. The Company is required to adopt this standard in its fiscal year beginning July 1, 2005. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R can not be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

(3)  INTANGIBLE ASSETS

     In connection with the Company's acquisition of assets of Escalon Ophthalmics, Inc. ("EOI") in February 1996, a portion of the purchase price was allocated to certain license and distribution agreements. This cost allocation was based on an evaluation by management, and such costs were amortized over an eight-year period (which ended in January 2004) using the straight-line method. Accordingly, the license and distribution agreements were fully amortized at June 30, 2005 and 2004, respectfully, and accumulated amortization was $180,182 at June 30, 2005 and 2004. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $0, $13,138 and $37,900, respectively. Additionally, Escalon's decision to abandon Povidone Iodine caused the Company to write-off $195,950 relating to license and distribution rights in March 2003.

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $188,649 and $122,139 at June 30, 2005 and 2004, respectively. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $66,509, $10,733 and $10,733, respectively.

     GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from EOI, Endologix, Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

     The Company adopted SFAS 142 effective July 1, 2001. Under SFAS 142, goodwill and identified intangible assets that have indefinite lives are no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise.

     In accordance with SFAS 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations.

     The following table presents intangible assets by business unit as of June 30, 2005 and 2004:

                       2005               2004
                   -----------         -----------
                       NET                NET
                     CARRYING           CARRYING
                      AMOUNT             AMOUNT
                   -----------        -----------
GOODWILL
Sonomed            $ 9,525,550        $ 9,525,550
Drew                 9,574,655                 --
Vascular               941,218            941,218
Medical/Trek/EMI       125,027            125,027
                   -----------        -----------
Total              $20,166,450        $10,591,795
                   ===========        ===========

                           2005           2004
                         --------       --------
                           NET            NET
                         CARRYING       CARRYING
                          AMOUNT         AMOUNT
                         --------       --------
UNAMORTIZED INTANGIBLE
   ASSETS
Sonomed                  $616,906       $616,906
                         --------       --------
Total                    $616,906       $616,906
                         ========       ========

     The following table presents amortized intangible assets by business unit as of June 30, 2005:

                                                   ADJUSTED
                            GROSS                    GROSS
                           CARRYING                CARRYING    ACCUMULATED   NET CARRYING
                            AMOUNT    IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
                           --------   ----------   --------   ------------   ------------
AMORTIZED INTANGIBLE
   ASSETS
PATENTS
Drew                       $297,246       $--      $297,246    $ (55,908)      $241,338
Vascular (pending issue)     36,916        --        36,916           --         36,916
Medical/Trek/EMI            257,301        --       257,301     (132,741)       124,560
                           --------       ---      --------    ---------       --------
                           $591,463       $--      $591,463    $(188,649)      $402,814
                           ========       ===      ========    =========       ========

     The following table presents amortized intangible assets by business unit as of June 30, 2004:

                                                   ADJUSTED
                             GROSS                   GROSS
                           CARRYING                CARRYING    ACCUMULATED   NET CARRYING
                            AMOUNT    IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
                           --------   ----------   --------   ------------   ------------
AMORTIZED INTANGIBLE
   ASSETS
PATENTS
Vascular (pending issue)   $ 36,916       $--      $ 36,916    $      --       $ 36,916
Medical/Trek/EMI            257,301        --       257,301     (122,139)       135,162
                           --------       ---      --------    ---------       --------
                           $294,217       $--      $294,217    $(122,139)      $172,078
                           ========       ===      ========    =========       ========

     Amortization expense, relating entirely to patents, is estimated to be approximately $70,000 per year for each of the next five fiscal years.

(4)  NOTE RECEIVABLE

     Escalon entered into an agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that was due in May 2005. The note was not paid when due and the individual is currently in default. The Company intends to aggressively pursue collection, is currently evaluating collection alternatives and has recorded a $50,000 reserve based upon its current estimate of cost to pursue collection.

(5)  ACCRUED EXPENSES

     The following table presents accrued expenses as of June 30, 2005 and 2004:

                        JUNE 30,     JUNE 30,
                          2005         2004
                       ----------   ----------
Accrued compensation   $1,276,639   $  908,568
Warranty accruals         201,413           --
Severance accruals        195,263           --
Legal accruals            251,000           --
Other accruals            761,355      320,930
                       ----------   ----------
                       $2,685,670   $1,229,498
                       ==========   ==========

     Severance accruals as of June 30, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the transaction.

     In addition to normal accrual, other accruals as of June 30, 2005 and 2004 relate to the remaining lease payments on a facility that had been vacated prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses and accruals.

(6)  LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is collateralized by certain assets of Drew. The outstanding balance as of June 30, 2005 was $405,471. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of June 30, 2005 was $216,666.

     On December 23, 2002, a privately held fund (the "lender") acquired the Company's bank debt, which consisted of outstanding term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit. On February 13, 2003, the Company entered into an Amended Loan Agreement with the lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and alter the covenants of the original loan agreement.

     As of June 30, 2004, the amount outstanding under the term loan and line of credit were $3,896,019 and $250,000, respectively. At June 30, 2004, the variable interest rates applicable to the term loan and line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at June 30, 2004 was 4.00%. On September 30, 2004, the Company paid off and terminated both the remaining term debt and the outstanding line of credit.

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

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of June 30, 2005:

TWELVE MONTHS
    ENDING        TEXAS
   JUNE 30,     MEZZANINE   SYMBIOTICS     TOTAL
-------------   ---------   ----------   ---------
2006             $130,348    $ 99,996    $ 230,344
2007              153,706      99,996      253,702
2008              121,417      16,674      138,091
2009                   --          --           --
2010                   --          --           --
                 --------    --------    ---------
Total            $405,471    $216,666    $ 622,137
                 ========    ========    =========
Current portion of long-term debt        $(230,344)
                                         =========
Long-term portion                        $ 391,793
                                         =========

(7)  CAPITAL STOCK TRANSACTIONS

     STOCK OPTION PLANS

     As of June 30, 2005, Escalon had in effect seven employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,402,535 shares of the Company's common stock remain available for issuance as of June 30, 2005. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the option is exercisable over a period no longer than 10 years after the grant date. As of June 30, 2005, options to purchase 847,210 shares of the Company's common stock were outstanding, 581,556 were exercisable and 555,325 were reserved for future grants.

     The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2005, 2004 and 2003:

                                             2005                        2004                         2003
                                   ------------------------   --------------------------   --------------------------
                                   COMMON       WEIGHTED        COMMON       WEIGHTED        COMMON       WEIGHTED
                                    STOCK        AVERAGE        STOCK         AVERAGE        STOCK         AVERAGE
                                   OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                   -------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year   618,706       $3.395       1,313,367       $2.301       1,153,458       $2.385
   Granted                         242,004       $6.131         166,200       $6.940         172,750       $1.450
   Exercised                       (13,500)      $2.244        (856,412)      $2.361          (9,508)      $1.958
   Forfeited                            --       $   --          (4,449)      $1.684          (3,333)      $1.601
                                   -------       ------       ---------       ------       ---------       ------
Outstanding at end of year         847,210       $4.195         618,706       $3.395       1,313,367       $2.301
                                   =======                    =========                    =========
Exercisable at end of year         581,556                      419,152                    1,125,796
                                   =======                    =========                    =========
Weighted average fair value of
   options granted during year                   $6.131                       $6.940                       $0.840
                                                 ======                       ======                       ======

     The following table summarizes information about stock options outstanding as of June 30, 2005:

                               WEIGHTED
                               AVERAGE
                  NUMBER      REMAINING    WEIGHTED      NUMBER     WEIGHTED
  RANGE OF     OUTSTANDING   CONTRACTUAL    AVERAGE   EXERCISABLE   AVERAGE
  EXERCISE     AT JUNE 30,       LIFE      EXERCISE   AT JUNE 30,   EXERCISE
   PRICES          2005        (YEARS)       PRICE        2005        PRICE
------------   -----------   -----------   --------   -----------   --------
1.45 to 2.12     109,959         6.08        $1.68       74,437       $1.75
2.13 to 2.37     153,772         3.35        $2.22      153,772       $2.22
2.38 to 4.89     200,425         4.81        $2.82      182,869       $2.84
4.90 to 6.93     228,350         9.25        $6.04       82,172       $6.17
6.94 to 7.58     154,704         8.49        $7.00       87,306       $7.04

     SALE OF COMMON STOCK AND WARRANTS

     On March 17, 2004, the Company completed a $10,400,000 private placement of common stock and common stock purchase warrants to accredited and institutional investors. The Company sold 800,000 shares of its common stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of common stock at an exercise price of $15.60 per share. If not exercised, the warrants expire on September 13, 2009. The securities were sold pursuant to the exemptions from registration of Rule 506 of Regulation D and
Section 4(2) under the Securities Act of 1933. The Company has subsequently filed a registration statement with the Securities and Exchange Commission, declared effective on April 20, 2004, to register for resale by the holders all of the common stock issued in conjunction with this private placement and common stock purchasable upon exercise of the warrants.

     The net proceeds to the Company from the offering, after costs associated with the offering, of $9,787,918, have been allocated among common stock and warrants based on their relative fair values. The Company used the Black-Sholes pricing model to determine the fair value of the warrants to be $1,601,346.

     EXERCISE OF WARRANTS TO PURCHASE COMMON STOCK

     In connection with debt issued by a former lender to Escalon in November 2001, the Company issued the lender warrants to purchase 60,000 shares of the Company's common stock at $3.66 per share. The lender exercised the warrants on December 13, 2004, in a cashless exercise receiving 32,855 shares of the Company's common stock in satisfaction of the warrants.

     EXCHANGE OFFER FOR DREW SCIENTIFIC GROUP, PLC

     On July 23, 2004, Escalon acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares.

     The issuances of shares of Escalon common stock in the exchange offer for the acquisition of Drew were made in accordance with Rule 802 under the Securities Act of 1933, as an exchange offer for a class of securities of a foreign private issuer in which the conditions regarding the limitation on United States ownership of Drew, the equal treatment of and United States holders and Form CB filings were satisfied.

     The Company did not effect any repurchases of its common stock during the fiscal year ended June 30, 2005.

(8)  INCOME TAXES

     The provision for income taxes for the years ended June 30, 2005, 2004 and 2003 consist of the following:

                                      2005         2004         2003
                                  -----------   ---------   -----------
Current income tax provision
  Federal                         $   100,000   $  30,748   $        --
  State                               131,664     142,552       112,412
                                  -----------   ---------   -----------
                                      231,664     173,300       112,412
                                  -----------   ---------   -----------
Deferred income tax provision
  Federal                           1,572,610     342,915     3,070,701
  State                               370,026    (363,580)      722,518
  Change in valuation allowance    (1,942,636)     20,665    (3,793,219)
                                  -----------   ---------   -----------
                                           --          --            --
                                  -----------   ---------   -----------
Income tax expense                $   231,664   $ 173,300   $   112,412
                                  ===========   =========   ===========

     Income taxes as a percentage of income for the years ended June 30, 2005, 2004 and 2003 differ from statutory federal income tax rate due to the following:

                                                        2005    2004     2003
                                                       -----   -----    -----
Statutory federal income tax rate                       34.0%   34.0%    34.0%
State income taxes, net of federal income tax impact     4.9%    4.9%     6.2%
Change in valuation allowance                          -34.0%  -34.0%   -34.0%
Other                                                    3.7%    1.1%     0.0%
                                                       -----   -----    -----
Effective income tax rate                                8.6%    6.0%     6.2%
                                                       =====   =====    =====

     As of June 30, 2005, the Company had deferred income tax assets of $15,139,874. The deferred income tax assets have been reduced by a $15,139,874 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

     The components of the net deferred tax income tax assets and liabilities as of June 30, 2005 and 2004 are as follows:

                                               2005           2004
                                           ------------   ------------
Deferred income tax assets:
   Net operating loss carryforward         $ 13,436,126   $ 11,513,579
   Stock options loss carryforward            2,032,153      1,999,931
   Executive post retirement costs              456,540             --
   General business credit                      450,199        450,199
   Allowance for doubtful accounts               76,256         50,909
   Accrued vacation                             156,040         78,626
   Inventory reserve                             51,654          2,153
   Accelerated depreciation                      46,354             --
   Warranty reserve                              84,805          8,163
                                           ------------   ------------
   Total deferred income tax assets          16,790,127     14,103,560
   Valuation allowance                      (15,139,874)   (13,197,238)
                                           ------------   ------------
                                              1,650,253        906,322
                                           ------------   ------------
Deferred income tax liabilities:
   Accelerated depreciation                          --        (43,538)
   Accelerated amortization                  (1,650,253)      (862,784)
                                           ------------   ------------
   Total deferred income tax liabilities     (1,650,253)      (906,322)
                                           ------------   ------------
                                           $         --   $         --
                                           ============   ============

     As of June 30, 2005, the Company has a valuation allowance of $15,139,874, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by Escalon. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carryforwards of approximately $45,079,000 and $1,546,000, respectively, of which $25,500,000 and $1,420,000, respectively, will expire over the next ten years, and $19,579,000 and $126,000, respectively, will expire in years eleven through nineteen. Of the approximately $45,000,000 federal net operating loss. Approximately $8.2 million of the federal NOL carryforward at June 30, 2005 represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL is also limited under Section
382. Any tax benefit realized from such use would first reduce acquired goodwill.

     The Company continues to monitor the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company's income tax provision and management's assessment of the realizability of the Company's deferred tax assets involve significant judgments and estimates. If taxable income expectations change, in the near term the Company may be required to reduce the valuation allowance which would result in a material benefit to the Company's results of operations in the period in which the benefit is determined by the Company.

(9)  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of June 30, 2005 are as follows:

                           LEASE
YEAR ENDING JUNE 30,   OBLIGATIONS
--------------------   -----------
2006                    $  890,000
2007                       721,000
2008                       411,000
2009                       285,000
2010                       293,000
Thereafter                 399,000
                        ----------
Total                   $2,999,000
                        ==========

     Rent expense charged to operations during the years ended June 30, 2005, 2004 and 2003 was approximately $772,000, $386,000 and $360,000, respectively.

     CONTINGENCIES

     ROYALTY AGREEMENT: CLINICAL DIAGNOSTICS SOLUTIONS

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

          INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's intellectual laser properties, including patented and non-patented technology, in exchange for an equity interest in IntraLase as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 (see note 16).

     On June 10, 2004, Escalon gave IntraLase notice of Escalon's intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that Escalon believed were due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent termination of the License Agreement. Contemporaneously, IntraLase filed an action for declaratory relief asking the Court to validate its interpretation of certain terms of the License Agreement relating to the amount of royalties owed to Escalon ("First Action"). The parties mutually agreed to the entry of a temporary restraining order which was entered by the Court shortly thereafter. At the close of discovery, IntraLase and Escalon filed cross-motions for summary judgment. On May 5, 2005, the District Court, having ruled on such motions, entered judgment in the First Action.

     The Court, in ruling on the parties' cross-motions for summary judgment, did not agree with IntraLase's interpretation of certain terms and declared that, under the terms of the License Agreement, IntraLase must pay Escalon royalties on revenue from maintenance contracts and one-year warranties. Further, the Court rejected IntraLase's argument that it is entitled to deduct the value of non-patented components of its ophthalmic products, which it sells as an integrated unit, from the royalties due Escalon.

Non-patented components of the products include computer monitors, joysticks, keyboards, universal power supplies, microscope assemblies, installation kits and syringes. In addition, the Court rejected IntraLase's assertion that accounts receivable are not "consideration received" under the License Agreement and expressly ruled that IntraLase must pay Escalon royalties on IntraLase's accounts receivable. The Court agreed with IntraLase, however, holding that IntraLase is not required to pay royalties on research grants. The Court also held that IntraLase must give Escalon an accounting of third-party royalties.

     Further, the Court agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The Court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was October 17, 2000. IntraLase has appealed the judgment to the Ninth Circuit Court of Appeals. Currently, briefing is scheduled to occur in February/March, 2006.

     Intralase, after entry of the Court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict Intralase's own published financial statements.

     In May, 2005, IntraLase also filed a second suit against Escalon in the Central District of California ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the Court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. Escalon filed a motion to dismiss the Second Action on jurisdictional and substantive grounds. The motion has been fully briefed and is currently under consideration by the Court for the Central District of California.

     On May 15, 2005, Escalon, not having been served with IntraLase's Second Action, filed a Complaint against IntraLase in the Delaware Court of Chancery for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement ("Delaware Action"). Escalon seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the License Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon.

     On June 3, 2005, IntraLase, after having been served with Escalon's Complaint, filed its First Amended Complaint in the Second Action adding new matters that had already been raised by Escalon in its Delaware Action. IntraLase also filed a motion to dismiss Escalon's Delaware Action. The parties agreed to postpone briefing on IntraLase's motion until after the California Court has ruled on Escalon's motion to dismiss the Second Action.

     Separately, on April 22, 2005, Escalon, as record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. IntraLase rejected Escalon's demand. Escalon recently filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce its shareholder rights to inspect IntraLase's books and records.

     Escalon is cognizant of the legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary actions to protect its rights and interests under the License Agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such payments based on its filings with the SEC and filings in connection with the First Action.

     DREW LEGAL PROCEEDINGS

          CARVER LITIGATION

     On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses. The Plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the Court rendered a decision resulting in the Court's award of only $76,000 to Plaintiffs. Judgment has not yet been entered on the award. CDC Acquisition and IV Diagnostics have filed a motion for reconsideration of certain issues ruled upon by the Court. Further, CDC Acquisition and IV Diagnostics are presently negotiating with co-defendants over the companies' indemnification claims.

     On December 30, 2002, Source One, a distributor of CDC Technologies, Inc. filed suit in state court in Minnesota, later removed to the United States District Court in Minnesota, against CDC Technologies, Edward Carver and CDC Acquisition, Inc. and IV Diagnostics, as successors in interest to CDC Technologies. CDC Acquisition and IV Diagnostics asserted cross-claims against Carver for indemnification. The court granted summary judgment to the plaintiff against defendants and awarded plaintiff approximately $185,000 plus interest and costs. The Court also found Carver liable to CDC Acquisition for indemnification. Plaintiff agreed to accept $140,000 from CDC Acquisition in settlement of its claims. CDC Acquisition settled its indemnification claim against Carver for $75,000.

     The $140,000 settlement, $76,000 award and $75,000 indemnification referred to above have been recorded by the Company during the year ended June 30, 2005. The Company does not believe that these matters have, had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

     OTHER LEGAL PROCEEDINGS

     Escalon, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company's business, financial condition or results of operations.

(10) RETIREMENT AND POST-RETIREMENT PLANS

     Escalon adopted a 401(k) retirement plan effective January 1, 1994. Escalon employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary, and no contributions have been made since the plan's inception.

     On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. Escalon's contribution for the fiscal years ended June 30, 2005, 2004 and 2003 was $24,928, $27,703 and $37,287, respectively.

     On July 23, 2004, Escalon acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew's United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by Escalon. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew's United Kingdom Employees. Drew contribution for the fiscal year ended June 30, 2005 was $30,817.

     On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman and Chief Executive Officer. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of his termination of services with the Company under the following circumstances.

- If the covered executive retires at age 65 or older, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

- If the covered executive dies before his retirement while employed by the Company, the Company would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

- If the covered executive were to become disabled while employed by the Company, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If the covered executive were to die within three years after suffering such disability, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

- If the covered executive's employment with the Company is terminated by the Company, or if the executive terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay the executive $8,000 per month for life. If the covered executive were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

During the fourth quarter of fiscal 2005, the Company recorded as expense in the accompanying Consolidated Statement of Income, $1,087,000, which represents the present value of the supplemental retirement benefits awarded.

(11) SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

     SALE OF SILICONE OIL PRODUCT LINE

     In the first quarter of fiscal 2000, Escalon received $2,117,000 from the sale to Bausch & Lomb of its license and distribution rights for the Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. The Company's contract to receive additional consideration based on sales of Silicone Oil by Bausch & Lomb expired on August 12, 2005.

     The agreement with Bausch & Lomb, which commenced on August 13, 2000, was structured so that the Company received consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration was subject to a factor, which stepped down according to the following schedule:

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

     2.   Termination by the Company if IntraLase makes any false report;

     3. Termination by the Company in IntraLase defaults in the making of any required report;

     4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

     5. Termination of the license by IntraLase after 90 days notice (if IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

     Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $-0-. In December 1999, IntraLase received its first 510(K) approval from the FDA. IntraLase began selling its products in calendar 2002 (see note 9 for a description of the Company's legal proceedings with IntraLase).

     BIO-RAD LABORATORIES, INC. ROYALTY

     The royalty received from Bio-Rad relates to a certain non-exclusive Eighth Amendment to an OEM Agreement ("OEM Agreement") between the Company's Drew subsidiary and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew's products in certain geographic regions.

     The material terms of the OEM Agreement, provided:

-    Drew receives an agreed royalty per test;

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

While the agreement, as amended by the Eighth Amendment, expired on May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

     OTHER REVENUE

     Other revenue includes quarterly payments received from:

     (1) Bausch & Lomb in connection with the sale of the Silicone Oil product line. This agreement expired August 12, 2005;

     (2) Royalty payments received from IntraLase relating to the licensing of the Company's intellectual laser technology; and

     (3)  Royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     The following table presents other revenue received by the Company for the years ended June 30, 2005, 2004 and 2003:

                       2005         2004         2003
                    ----------   ----------   ----------
Silicone Oil        $1,486,000   $1,941,000   $1,858,000
IntraLase royalty    1,334,000      432,000      316,000
Bio-Rad royalty        240,000           --           --
                    ----------   ----------   ----------
                    $3,060,000   $2,373,000   $2,174,000
                    ==========   ==========   ==========

(12) ACQUISITION OF DREW AND PRO FORMA RESULTS OF OPERATIONS

     On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. The results of Drew's operations have been included in the consolidated financial statements since July 23, 2004. Escalon has been operating Drew as an additional business segment since July 23, 2004.

     The aggregate purchase price of Drew was $8,525,966, net of acquired cash of $151,459, consisting of direct acquisition costs of $1,246,376, primarily for investment banking, legal and accounting fees that were directly related to the acquisition of Drew, and 900,000 shares of Escalon Common Stock valued at $7,430,439. The value of the 900,000 shares issued was based on a five day average of the market price of the stock (two days before through two days after) the shares were exchanged.

     The following table summarizes the purchase price allocation of estimated fair values of assets acquired and liabilities assumed as of the date of acquisition of Drew of July 23, 2004.

Current assets              $ 3,859,771
Furniture and equipment         868,839
Patents                         297,246
Other long-term assets            7,406
Goodwill                      9,574,655
                            -----------
Total assets acquired       $14,607,917
                            -----------
Line of credit              $ 1,617,208
Current liabilities           3,392,286
Long-term debt                1,072,457
                            -----------
Total liabilities assumed   $ 6,081,951
                            -----------
Net assets acquired         $ 8,525,966
                            ===========

     The following pro forma results of operations information has been prepared to give effect to the purchase of Drew as if such transaction had occurred at the beginning of the period being presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                          Fiscal year ended,
                                      -------------------------
                                          2005          2004
                                      -----------   -----------
Revenues                              $26,924,622   $29,691,225
Cost of goods sold                     13,158,061    17,155,481
                                      -----------   -----------
Gross profit                           13,766,561    12,535,744
Operating expenses                     14,449,080    14,634,421
Other (income) expense                 (3,362,294)      574,319
                                      -----------   -----------
Net income (loss) before taxes          2,679,775    (2,672,996)
Provision for income taxes                231,664       138,635
                                      -----------   -----------
Net income (loss)                     $ 2,448,111   $(2,811,631)
                                                    ===========
Basic net income (loss) per share     $     0.420   $    (0.586)
                                      ===========   ===========
Diluted net income (loss) per share   $     0.393   $    (0.586)
                                      ===========   ===========
Weighted average shares - basic         5,831,564     4,796,951
                                      ===========   ===========
Weighted average shares - diluted       6,231,024     4,796,951
                                      ===========   ===========

(13) SEGMENTAL REPORTING

     During the fiscal years ended June 30, 2005 and 2004, Escalon's operations were classified into four principal reportable segments that provide different products or services. This represents a change from fiscal 2004. The Company acquired Drew on July 23, 2004, and subsequently, Drew has been added as an additional business segment. During the first quarter of fiscal 2005, management also changed the internal structure of its organization causing Medical Trek and EMI to be reported as one reportable segment. The corresponding periods have been restated to present comparative information. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

                                      Drew                     Sonomed                     Vascular
                             ---------------------   ---------------------------   ------------------------
                               2005    2004   2003     2005      2004      2003     2005     2004     2003
                             -------   ----   ----   -------   -------   -------   ------   ------   ------
Product revenue              $11,294    $--    $--   $ 7,663   $ 7,597   $ 6,495   $3,180   $3,055   $2,761
Other revenue                    240     --     --        --        --        --       --       --       --
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Total revenue                 11,534     --     --     7,663     7,597     6,495    3,180    3,055    2,761
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Costs and expenses:
Cost of goods sold             7,554     --     --     3,115     3,076     2,524    1,432    1,381    1,195
Operating expenses             5,211     --     --     3,593     3,255     3,004    1,747    1,662    1,539
Write down of license and
   distribution tights            --            --        --        --        --       --       --       --
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Total costs and expenses      12,765     --      0     6,708     6,331     5,528    3,179    3,043    2,734
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Income from operations        (1,231)    --     --       955     1,266       967        1       12       27
Other income and expenses:
Equity in OTM                     --     --     --        --        --        --       --       --       --
   Gain on Sale of
      IntraLace                   --     --     --        --        --        --       --       --       --
Interest income                    4     --     --        --        --        --       --       --       --
Interest expense                 (83)           --        --      (395)     (611)      (1)     (12)     (27)
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Total other income and
   expenses                      (79)    --     --        --      (395)     (611)      (1)     (12)     (27)
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Income before taxes           (1,310)    --     --       955       871       356       --       --       --
Income taxes                       0     --     --        21        --        --       --       --       --
                             -------    ---    ---   -------   -------   -------   ------   ------   ------
Net income (loss)            $(1,310)   $--    $--   $   934   $   871   $   356   $   --   $   --   $   --
                             =======    ===    ===   =======   =======   =======   ======   ======   ======
Depreciation and
   amortization              $   213    $--    $--   $    24   $    24   $    19   $   45   $   44   $   41
Assets                       $ 7,977    $--    $--   $13,472   $12,562   $12,198   $2,174   $2,142   $2,256
Expenditures for
   long-lived assets         $    26    $--    $--        23   $     5   $    34   $   11   $   14   $   16

                                  Medical/Trek/EMI                   Total
                             --------------------------   ---------------------------
                               2005      2004     2003      2005      2004      2003
                             -------   -------   ------   -------   -------   -------
Product revenue              $ 1,727   $ 1,696   $1,935   $23,864   $12,348   $11,191
Other revenue                  2,820     2,373    2,175     3,060     2,373     2,175
                             -------   -------   ------   -------   -------   -------
Total revenue                  4,547     4,069    4,110    26,924    14,721    13,366
                             -------   -------   ------   -------   -------   -------
Costs and expenses:
Cost of goods sold             1,058     1,019    1,177    13,159     5,476     4,896
Operating expenses             3,897     1,065    1,272    14,448     5,982     5,814
Write down of license and
   distribution tights            --        --      196        --        --       196
                             -------   -------   ------   -------   -------   -------
Total costs and expenses       4,955     2,084    2,645    27,607    11,458    10,906
                             -------   -------   ------   -------   -------   -------
Income from operations          (408)    1,985    1,465      (683)    3,263     2,460
Other income and expenses:
Equity in OTM                    (64)       --       --       (64)       --        --
   Gain on Sale of
      IntraLace                3,412        --       --     3,412        --        --
Interest income                   66        59        3        70        59         3
Interest expense                  29        --       --       (55)     (407)     (638)
                             -------   -------   ------   -------   -------   -------
Total other income and
   expenses                    3,443        59        3     3,363      (348)     (635)
                             -------   -------   ------   -------   -------   -------
Income before taxes            3,035     2,044    1,468     2,680     2,915     1,825
Income taxes                     211       173      112       232       173        --
                             -------   -------   ------   -------   -------   -------
Net income (loss)            $ 2,824   $ 1,871   $1,356   $ 2,448   $ 2,742   $ 1,825
                             =======   =======   ======   =======   =======   =======
Depreciation and
   amortization              $   106   $   173   $  250   $   388   $   241   $   310
Assets                       $16,426   $14,753   $2,436   $40,949   $29,457   $16,890
Expenditures for                                 $   26
   long-lived assets         $    44   $    50   $   26   $   104   $    69   $    76

     The Company operates in the healthcare market, specializing in the development manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic ("IVD") instrumentation and consumables for use in human and veterinary hematology; and (3) vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates, and that has been consistently applied across the business segments. These expenses are otherwise included in the Medical/Trek/EMI business unit.

     During the fiscal year ended June 30, 2005, Drew derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek EMI derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, CFA digital imaging systems and related products, revenue derived from Bausch & Lomb's sale of Silicone Oil (the contract for which expired on

August 12, 2005) and from royalty revenue related to IntraLase's licensing of the Company's intellectual laser technology.

     During the fiscal year ended June 30, 2004, there was one entity, Bausch & Lomb, from whom Escalon derived greater than 10% of consolidated net revenue. Revenue from Bausch & Lomb was $2,622,000, or 17.81% of consolidated net revenue during the year ended June 30, 2004. This revenue is recorded in the Medical/Trek/EMI business unit. No customer represented more than 10% of consolidated revenue during the year ended June 30, 2005. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

                      2005         2004
                   ----------   ----------
Drew               $5,616,000   $       --
Sonomed             3,818,000    2,941,000
Vascular              323,000      194,000
Medical/Trek/EMI       48,000       42,000
                   ----------   ----------
                   $9,806,000   $3,177,000
                   ==========   ==========

(14) RELATED-PARTY TRANSACTIONS

     Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2005, Escalon had invested $256,000 in OTM and owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership back to OTM at fair market value. The Company will provide administrative support functions to OTM. Through June 30, 2005, OTM had revenue of $3,291 and incurred expenses of $131,228. This investment is accounted for under the equity method of accounting and is included in other assets.

     Commencing in July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenditures related to this individual during the fiscal year ended June 30, 2005 were $118,140. Commencing in August 2005, this individual was retained as an employee of the Company.

(15) QUARTERLY DATA

                                       First     Second    Third     Fourth     Full
                                      Quarter   Quarter   Quarter   Quarter     Year
                                      -------   -------   -------   -------   -------
Year ended June 30, 2005
   Total revenue                       $5,292   $ 6,362    $7,229    $8,042   $26,925
   Gross profit                         2,621     3,012     4,230     3,904    13,767
   Net income                             116      (428)      744     2,016     2,448
   Basic net income per share (a)      $0.021   $(0.072)   $0.125    $0.338   $ 0.420
   Diluted net income per share (a)    $0.019   $(0.072)   $0.119    $0.323   $ 0.393

Year ended June 30, 2004
   Total revenue                       $3,412   $ 3,757    $3,613    $3,939   $14,721
   Gross profit                         2,199     2,507     2,248     2,291     9,245
   Net income                             623       821       739       559     2,742
   Basic net income per share (a)      $0.185   $ 0.243    $0.192    $0.111   $ 0.704
   Diluted net income per share (a)    $0.154   $ 0.196    $0.172    $0.103   $ 0.637

(a) Each quarterly amount is based on separate calculations of weighted average shares outstanding.

(16) INTRALASE INITIAL PUBLIC OFFERING AND SALE OF INTRALASE COMMON STOCK

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of Common Stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company sold 191,000 shares of IntraLase common stock in May 2005 at $17.9134 per share resulting in gross proceeds of $3,421,459. After paying broker commissions and other fees of $9,698, the Company received net proceeds of $3,411,761. The net proceeds from the sale were recorded in other income and expense. As of June 30, 2005, the Company's remaining 61,535 shares of IntraLase were classified as available-for-sale securities and had a market value of $1,207,317.

(17) SUBSEQUENT EVENT - SALE OF INTRALASE COMMON STOCK

     The Company sold 58,535 shares of IntraLase common stock on July 8, 2005 at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase are classified as available-for-sale securities.