Form 10QSB
period 2005-09-30
ESCALON MEDICAL CORP
filed 2005-11-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[ ] Transitional report pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 for the transitional period from _____ to ______.

                         Commission File Number 0-20127

                         ------------------------------

                              ESCALON MEDICAL CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             PENNSYLVANIA                               33-0272839
             ------------                               -----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)

                       565 EAST SWEDESFORD ROAD, SUITE 200
                                 WAYNE, PA 19087
                           ----------------------------
                    (Address of principal executive offices)

                                 (610) 688-6830
                           ---------------------------
                         (Registrant's telephone number)

      Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Transitional Small Business Disclosure format. Yes [ ] No [X]

      At November 7, 2005, 6,075,977 shares of common stock were outstanding.

                              ESCALON MEDICAL CORP.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I. Financial Information

      Item 1. Condensed Consolidated Financial Statements                               2

            Condensed Consolidated Balance Sheets as of September 30, 2005
            (Unaudited) and June 30, 2005                                               2

            Condensed Consolidated Statements of Operations for the three- month
            periods ended September 30, 2005 and 2004 (Unaudited)                       3

            Condensed Consolidated Statements of Cash Flows for three-month             4
            periods ended September 30, 2005 and 2004 (Unaudited)

            Condensed Consolidated Statement of Shareholders' Equity for the            5
            three-month periods ended September 30, 2005 and 2004 (Unaudited)

            Condensed Consolidated Statement of Comprehensive (Loss) Income for         6
            the  three-month periods ended September 30, 2005 and 2004
            (Unaudited)

      Item 2. Management's Discussion and Analysis or Plan of Operations                20

      Item 3. Controls and Procedures                                                   38

Part II. Other Information

      Item 1. Legal Proceedings                                                         38

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds               40

      Item 6. Exhibits                                                                  41

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      June 30,
                                                                                    2005              2005
                                                                                 -------------    ------------
                                                                                  (Unaudited)
 ASSETS
 Current assets:
  Cash and cash equivalents                                                      $   5,325,697    $  5,115,772
  Available for sale securities                                                         44,130       1,207,317
  Accounts receivable, net                                                           5,041,319       4,752,310
  Inventory, net                                                                     6,026,165       5,856,285
  Note receivable                                                                      100,000         100,000
  Other current assets                                                                 719,990         633,214
                                                                                 -------------    ------------
    Total current assets                                                            17,257,301      17,664,898
                                                                                 -------------    ------------
Furniture and equipment, net                                                           964,382         911,700
Goodwill                                                                            20,166,450      20,166,450
Trademarks and trade names, net                                                        616,906         616,906
Patents, net                                                                           379,380         402,814
Other assets                                                                           396,127         286,568
                                                                                 -------------    ------------
    Total assets                                                                 $  39,780,546    $ 40,049,336
                                                                                 =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                              $     233,033    $    230,344
  Accounts payable                                                                   1,834,913       1,135,680
  Accrued expenses                                                                   2,272,282       2,685,670
                                                                                 -------------    ------------
    Total current liabilities                                                        4,340,228       4,051,694
Long-term debt, net of current portion                                                 329,565         391,793
Accrued post retirement benefits                                                     1,087,000       1,087,000
                                                                                 -------------    ------------
    Total liabilities                                                                5,756,793       5,530,487
Shareholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued Common stock, $0.001 par value; 35,000,000 shares authorized;
  5,969,727 and 5,963,477 shares issued and outstanding at September  30, 2005
  and June 30, 2005, respectively                                                        5,970           5,964
  Common stock warrants                                                              1,601,346       1,601,346
  Additional paid-in capital                                                        63,909,060      63,898,190
  Accumulated deficit                                                              (31,422,140)    (32,136,487)
  Accumulated other comprehensive (loss) income                                        (70,483)      1,149,836
                                                                                 -------------    ------------
    Total shareholders' equity                                                      34,023,753      34,518,849
                                                                                 -------------    ------------
Total liabilities and shareholders' equity                                       $  39,780,546    $ 40,049,336
                                                                                 =============    ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    2005            2004
                                                                ------------    -----------
Product revenue                                                 $  7,123,354    $ 4,636,457
Other revenue                                                        670,180        655,704
                                                                ------------    -----------
Revenues, net                                                      7,793,534      5,292,161
                                                                ------------    -----------

Costs and expenses:
  Cost of goods sold                                               4,105,653      2,671,348
  Research and development                                           756,160        315,762
  Marketing, general and administrative                            3,284,051      2,182,487
                                                                ------------    -----------
    Total costs and expenses                                       8,145,864      5,169,597
                                                                ------------    -----------

(Loss) income from operations                                       (352,330)       122,564
                                                                ------------    -----------
Other income and expenses:
  Gain on sale of available for sale securities                    1,157,336              -
  Equity in Ocular Telehealth Management, LLC                        (18,429)       (29,201)
  Interest income                                                      4,847         32,092
  Interest expense                                                   (10,677)         3,413
                                                                ------------    -----------
    Total other income and expenses                                1,133,077          6,304
                                                                ------------    -----------

Income before income taxes                                           780,747        128,868
Income taxes                                                          66,400         12,969
                                                                ------------    -----------

Net income                                                      $    714,347    $   115,899
                                                                ============    ===========

Basic net income per share                                      $      0.120    $     0.021
                                                                ============    ===========

Diluted net income per share                                    $      0.112    $     0.019
                                                                ============    ===========

  Weighted average shares - basic                                  5,964,292      5,564,469
                                                                ============    ===========

  Weighted average shares - diluted                                6,372,742      6,141,958
                                                                ============    ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                   September 30,
                                                                             2005             2004
                                                                         -------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $     714,347    $     115,899
 Adjustments to reconcile net (loss)/income to net cash (used in)/
   provided by operating activities:
     Depreciation and amortization                                             107,752           91,885
     Gain on sale of available for sale securities                          (1,157,336)               -
     Loss of Ocular Telehealth Management, LLC                                  18,429           29,201
     Change in operating assets and liabilities:
       Accounts receivable, net                                               (289,009)        (552,060)
       Inventory, net                                                         (169,880)        (294,289)
       Other current and long-term assets                                     (260,772)        (306,952)
       Accounts payable, accrued and other liabilities                         285,845       (1,018,470)
                                                                         -------------    -------------
         Net cash (used in) operating activities                              (750,624)      (1,934,786)
                                                                         -------------    -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Drew, net of cash acquired                                            -          295,373
   Proceeds from the sale of available for sale securities                   1,157,336                -
   Investment in Ocular Telehealth Management, LLC                                   -         (130,000)
   Purchase of fixed assets                                                   (144,649)         (39,773)
                                                                         -------------    -------------
         Net provided by provided by/(used in) investing activities          1,012,687          125,600
                                                                         -------------    -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit repayment                                                          -         (669,269)
   Principal payments on term loans                                            (59,539)      (4,258,754)
   Issuance of common stock, private placement                                                        -
   Issuance of common stock, stock options                                      10,876                -
                                                                         -------------    -------------
         Net cash used in financing activities                                 (48,663)      (4,928,023)
                                                                         -------------    -------------
         Effect of exchange rate changes on cash and cash equivalents           (3,475)          (2,551)
         Net increase/(decrease) in cash and cash equivalents                  209,925       (6,739,760)
 Cash and cash equivalents, beginning of period                              5,115,772       12,601,971
                                                                         -------------    -------------
 Cash and cash equivalents, end of period                                $   5,325,697    $   5,862,211
                                                                         =============    =============
 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
 Interest paid                                                           $      10,667    $     208,019
                                                                         =============    =============
 Income taxes                                                            $      93,000    $     183,300
                                                                         =============    =============
 Issuance of common stock for Drew acquisition                           $           -    $   7,429,100
                                                                         =============    =============
 (Decrease)/ Increase in unrealized appreciation on available for
    sale securities                                                      $  (1,163,187)   $           -
                                                                         =============    =============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                   (UNAUDITED)

                                                                                                     Accumulated
                                                         Common       Additional                        Other            Total
                                                          Stock        Paid-in       Accumulated     Comprehensive   Shareholders'
                                 Shares      Amount      Warrants      Capital         Deficit           Loss            Equity
                                ---------   --------------------------------------------------------------------------------------

Balance at June 30, 2005        5,963,477   $  5,964   $  1,601,346   $ 63,898,190   $(32,136,487)   $  1,149,836    $ 34,518,849
 Net income                             -          -              -              -        714,347               -         714,347
 Change in unrealized gains
  on securities                         -          -              -              -              -      (1,163,187)     (1,163,187)
 Foreign currency translation           -          -              -              -              -         (57,132)        (57,132)
 Exercise of stock options          6,250          6              -         10,870              -               -          10,876
                                ---------   -------------------------------------------------------------------------------------
 Balance at September 30, 2005  5,969,727   $  5,970   $  1,601,346   $ 63,909,060   $(31,422,140)   $    (70,483)   $ 34,023,753
                                ---------   -------------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                        2005            2004
                                                                     -----------  ----------

 Net income                                                          $   714,347  $  115,899
 Change in unrealized gains  on securities                            (1,163,187)          -
 Foreign currency translation                                            (57,132)     17,944
                                                                     -----------  ----------
 Comprehensive loss                                                  $  (505,972) $  133,843
                                                                     ===========  ==========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company." Escalon's subsidiaries include Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH, Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. and Drew Scientific Group, Plc ("Drew"). All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

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

      The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-K under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

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

      Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. The results of Drew's operations have been included in the consolidated financial statements, and Escalon has been operating Drew as an additional business segment since July 23, 2004.

      The aggregate purchase price of Drew was $8,525,966, net of acquired cash of $151,996, consisting of direct acquisition costs of $1,246,376, primarily for investment banking, legal and accounting fees that were directly related to the acquisition of Drew, and 900,000 shares of Escalon common stock valued at $7,430,439. The value of the 900,000 shares issued was based on a five day average of the market price of the stock (two days before through two days after the shares were exchanged).

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

                                              Three Months Ended
                                                  September 30,
                                             2005                2004
                                          ----------         -----------
Revenues                                  $7,793,534         $ 5,926,771
Cost of goods sold                         4,105,653           3,088,286
                                          ----------         -----------
Gross profit                               3,687,881           2,838,485

Operating expenses                         4,040,211           2,810,440
Other income (expense)                     1,133,077               (522)
                                          ----------         -----------

Net income before taxes                      780,747              27,523
Provision for income taxes                    66,400              12,969
                                          ----------         -----------
Net income                                $  714,347         $    14,554
                                          ==========         ===========

Basic net income per share                $    0.120         $     0.003
                                          ==========         ===========
Diluted net income per share              $    0.122         $     0.002
                                          ==========         ===========

Weighted average shares - basic            5,964,292           5,564,469
                                          ==========         ===========
Weighted average shares - diluted          6,372,742           6,141,958
                                          ==========         ===========

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

                                                          Three Months Ended
                                                           September 30,
                                                         2005            2004
                                                     ------------    ------------
Net Income, as reported                              $    714,347    $    115,899
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects             (305,199)       (284,671)
                                                     ------------    ------------
Pro forma net income                                 $    409,148    $   (168,772)
                                                     ============    ============
Earnings (loss) per share:
  Basic - as reported                                $      0.120    $      0.021
                                                     ============    ============
  Basic - pro forma                                  $      0.069    $     (0.030)
                                                     ============    ============
  Diluted - as reported                              $      0.112    $      0.019
                                                     ============    ============
  Diluted - pro forma                                $      0.062    $     (0.030)
                                                     ============    ============

      The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the three-month period ended September 30, 2005 was between $7.18 and $8.06. The fair value was estimated using the following assumptions: dividend yield of 0.0%, volatility of 0.78%; risk-free interest rate of 4.20%; and expected life of 10 years. The volatility assumption is based on volatility experienced in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historic volatility.

      In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R"), (revised
2004), "Share-Based Payments" SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. The Company is a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company will be required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

4.    EARNINGS PER SHARE

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months
                                                               Ended September 30,
                                                              2005           2004
                                                           ----------     -----------
 Numerator:
   Numerator for basic and diluted earnings per share:
   Net income                                              $  714,347     $   115,899
 Denominator:
   Denominator for basic earnings per
     share - weighted average shares                        5,964,292       5,564,469
   Effect of dilutive securities:
     Stock options and warrants                               408,450         519,175
     Shares reserved for future exchange                            -          58,314
                                                           ----------     -----------
   Denominator for diluted earnings
     earnings per share - weighted average and
       assumed conversion                                   6,372,742       6,141,958
                                                           ----------     -----------
 Basic earnings per share                                  $    0.120     $     0.021
                                                           ==========     ===========
 Diluted earnings per share                                $    0.112     $     0.019
                                                           ==========     ===========

5.    INVENTORY

      Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                           September 30,       June 30,
                                               2005             2005
                                            -----------      -----------
Raw materials                               $ 3,331,810      $ 3,476,493
Work in process                               1,161,087          473,252
Finished goods                                1,713,919        2,073,208
                                            -----------      -----------
                                              6,206,816        6,022,953
Valuation allowance                            (180,651)        (166,668)
                                            -----------      -----------

  Total inventory                           $ 6,026,165      $ 5,856,285
                                            ===========      ===========

6.    NOTE RECEIVABLE

      Escalon entered into an agreement with an individual who was involved in the development of the Company's now discontinued Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that was due in May 2005. The note was not paid when due and the individual is currently in default. The Company intends to pursue collection, is currently evaluating collection alternatives and has recorded a $50,000 reserve based upon its current estimate of cost to pursue collection.

7.    INTANGIBLE ASSETS

      PATENTS

      It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $212,083 and $188,649 at September 30, 2005 and June 30, 2005, respectively. Amortization expense for the three-month periods ended September 30, 2005 and 2004 was $379,380 and $9,484, respectively.

      The aggregate amortization expense for each of the next five years for patents is estimated to be approximately $70,000 per year for each of the next five fiscal years.

      GOODWILL, TRADEMARKS AND TRADE NAMES

      Goodwill, trademarks and trade names represent intangible assets obtained from the EOI, Endologix, Inc. ("Endologix"), Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

      In accordance with SFAS 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, will be recorded as a charge against income from operations.

      The following table presents unamortized intangible assets by business unit as of September 30, 2005 and June 30, 2005.

                                  SEPTEMBER 30     JUNE 30
                                      NET            NET
                                    CARRYING      CARRYING
                                    AMOUNT          AMOUNT
                                  ------------   -----------
 GOODWILL
 Sonomed                          $  9,525,550   $ 9,525,550
 Drew                                9,574,655     9,574,655
 Vascular                              941,218       941,218
 Medical/Trek/EMI                      125,027       125,027
                                  ------------   -----------
 Total                            $ 20,166,450   $20,166,450
                                  ============   ===========

                            SEPTEMBER 30       JUNE 30
                                NET              NET
                              CARRYING        CARRYING
                               AMOUNT          AMOUNT
                            ------------    ------------
 UNAMORTIZED INTANGIBLE
   ASSETS
 Sonomed                    $    616,906    $    616,906
                            ------------    ------------
 Total                      $    616,906    $    616,906
                            ============    ============

      The following table presents amortized intangible assets by business unit as of September 30, 2005:

                                                                     Adjusted
AMORTIZED INTANGIBLE            Gross                                 Gross
ASSETS                         Carrying                              Carrying       Accumulated      Net Carrying
PATENTS                         Amount       Impairment                Amount      Amortization         Value
                              ---------      ----------             ----------     ------------      ------------
Drew                          $ 297,246        $   -                $  297,246      $  (69,316)       $  227,930
Vascular (pending issue)         36,916            -                    36,916          (4,614)           32,302
Medical/Trek/EMI                257,301            -                   257,301        (138,153)          119,148
                              ---------        -----                ----------      ----------        ----------
                              $ 591,463        $   -                $  591,463      $ (212,083)       $  379,380
                              =========        =====                ==========      ==========        ==========

         The following table presents amortized intangible assets by business unit as of June 30, 2005:

                                                                     Adjusted
AMORTIZED INTANGIBLE            Gross                                 Gross
ASSETS                         Carrying                              Carrying      Accumulated       Net Carrying
 PATENTS                        Amount       Impairment               Amount       Amortization         Value
                              ---------      ----------             ----------     ------------      ------------
Drew                          $ 297,246        $   -                $  297,246      $  (55,908)       $  241,338
Vascular (pending issue)         36,916            -                    36,916               -            36,916
Medical/Trek/EMI                257,301            -                   257,301        (132,741)          124,560
                              ---------        -----                ----------      ----------        ----------
                              $ 591,463        $   -                $  591,463      $ (188,649)       $  402,814
                              =========        =====                ==========      ==========        ==========

8.    ACCRUED EXPENSES

      The following table presents accrued expenses as of September 30, 2005 and June 30, 2005:

                      SEPTEMBER 30,    JUNE 30,
                          2005           2005
                      -------------   ----------
Accrued compensation   $1,110,535     $1,276,639
Warranty accruals         199,836        201,413
Severance accruals        104,389        195,263
Legal accruals            286,606        251,000
Other accruals            570,916        761,355
                       ----------     ----------
                       $2,272,282     $2,685,670
                       ==========     ==========

      Severance accruals as of September 30, 2005 and June 30, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the transaction.

      In addition to normal accrual, other accruals as of September 30, 2005 and June 30, 2005 relate to the remaining lease payments on a facility that had been vacated prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses and accruals

      Accrued compensation as of September 30, 2005 and June 30, 2005 primarily relates to payroll, bonus and vacation accruals and payroll tax liabilities.

9.    LINE OF CREDIT AND LONG-TERM DEBT

      The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $370,930 and $405,471 as of September 30, 2005 and June 30, 2005, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance of this note was $191,668 and $216,666 as of September 30, 2005 and June 30, 2005, respectively.

      The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of September 30, 2005:

Twelve Months
   Ending                             Texas
September 30,                       Mezzanine       Symbiotics         Total
-------------                       ---------       ----------       ---------
    2005                            $ 133,037        $ 99,996        $ 233,033
    2006                              156,868          91,672          248,540
    2007                               81,025               -           81,025
    2008                                    -               -                -
    2009                                    -               -                -
                                    ---------       ---------        ---------
    Total                           $ 370,930        $191,668        $ 562,598
                                    =========        ========
                      Current portion of long-term debt                233,033
                                                                     ---------
                     Long-term portion                               $ 329,565
                                                                     =========

10.   OTHER REVENUE

      Other revenue includes quarterly payments received from:

      (1) Bausch & Lomb in connection with the sale of the Silicone Oil product line, which contract expired on August 12, 2005 and from which the Company will not receive any additional royalties;

      (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's intellectual laser technology; and

      (3)   Royalty payments received from Bio-Rad Laboratories, Inc.
            ("Bio-Rad").

      For the three-month periods ended September 30, 2005 and 2004, Silicone Oil revenue totaled $203,000 and $417,000, respectively, IntraLase royalties totaled $392,000 and $239,000, respectively, and the Bio-Rad royalties totaled $75 ,000 and $0, respectively. Accounts receivable as of September 30, 2005 and June 30, 2005 related to other revenue was approximately $218,000 and $372,000, respectively.

      BAUSCH & LOMB SILICONE OIL

      The Company's agreement with Bausch & Lomb, which commenced on August 13, 2000, was structured so that the Company received consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration was subject to a factor, which stepped down through the termination date (August 2005) according to the following schedule:

From 8/13/00 to 8/12/01             100%
From 8/13/01 to 8/12/02              82%
From 8/13/02 to 8/12/03              72%
From 8/13/03 to 8/12/04              64%
From 8/13/04 to 8/12/05              45%

      INTRALASE: LICENSING OF LASER TECHNOLOGY

      The material terms of the license of the Company's laser patents to IntraLase (the "License Agreement"), which expires in 2013, provide that the Company will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for third party royalties otherwise due and payable, and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the remaining term of the license. The minimum annual License Agreement fee is offset against the royalty payments.

      The material termination provisions of the License Agreement of the laser technology are as follows:

      1. Termination by the Company if IntraLase defaults in the payment of any royalty;

      2.    Termination by the Company if IntraLase makes any false report;

      3. Termination by the Company if IntraLase defaults in the making of any required report;

      4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

      5. Termination of the License Agreement by IntraLase after 90 days notice (if IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

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

11.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of September 30, 2005 are as follows:

                                  Lease
Twelve Months Ending           Obligations
                               ------------
        2006                   $    889,749
        2007                        721,029
        2008                        411,235
        2009                        284,615
        2010                        292,710
     Thereafter                     425,124
                               ------------
Total                          $  3,024,462
                               ============

      Rent expense charged to operations during the three-month periods ended September 30, 2005 and 2004 was $215,111 and $141,191, respectively.

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

            INTRALASE CORP. LEGAL PROCEEDINGS

      In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's intellectual laser properties, including patented and non-patented technology, in exchange for an equity interest in IntraLase as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 (see note 15)

      On June 10, 2004, Escalon gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that Escalon believed were due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent termination of the License Agreement. Contemporaneously, IntraLase filed an action for declaratory relief asking the Court to validate its interpretation of certain terms of the License Agreement relating to the amount of royalties owed to Escalon ("First Action"). The parties mutually agreed to the entry of a temporary restraining order which was entered by the Court shortly thereafter. At the close of discovery, IntraLase and Escalon filed cross-motions for summary judgment. On May 5, 2005, the District Court, having ruled on such motions, entered judgment in the First Action.

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

      In May 2005, IntraLase also filed a second suit against Escalon in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the Court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. Escalon filed a motion to dismiss the Second Action on jurisdictional and substantive grounds. The motion has been fully briefed and is currently under consideration by the Court for the Central District of California.

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

      On June 3, 2005, IntraLase, after having been served with Escalon's Complaint, filed its First Amended Complaint in the Second Action adding new matters that had already been raised by Escalon in its Delaware Action. IntraLase also filed a motion to dismiss Escalon's Delaware Action. In July, 2005, the parties agreed to postpone briefing on IntraLase's motion until after the California Court has ruled on Escalon's motion to dismiss the Second Action.

      Separately, on April 22, 2005, Escalon, as record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. IntraLase rejected Escalon's demand. Escalon recently filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce its shareholder rights to inspect IntraLase's books and records. The 220 Case is currently in the discovery stage.

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

      DREW LEGAL PROCEEDINGS

            CARVER LITIGATION

      On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses. The Plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the Court rendered a decision resulting in the Court's award of only $76,000 to Plaintiffs. CDC Acquisition and IV Diagnostics filed a motion for reconsideration of certain issues ruled upon by the Court. The motion was denied. Plaintiffs' counsel filed a motion for attorneys' fees seeking over $181,000. The Court recently granted such motion but awarded only $3,000 to plaintiffs' counsel. On November 1, 2005, CDC Acquisition and IV Diagnostics timely appealed the Court's ruling that CDC Acquisitions and IV Diagnostics are liable to the plaintiffs. Further, CDC Acquisition and IV Diagnostics are presently negotiating with co-defendants over the companies' indemnification claims.

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

      The $140,000 settlement, $79,000 award (including legal fees) and $75,000 indemnification referred to above have been recorded by the Company during the year ended June 30, 2005. The Company does not believe that these matters have, had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

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

12.   SEGMENTAL INFORMATION

      During the three-month periods ended September 30, 2005 and 2004, the Company operations were classified into four principal reportable segments that provide different products or services. One of the business segments, Drew, became a reportable segment following its acquisition by the Company on July 23, 2004.

      Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

                                   SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED SEPTEMBER 30,
                                       Drew             Sonomed              Vascular       Medical/Trek/EMI           Total
                                   2005      2004    2005       2004       2005   2004       2005      2004       2005      2004
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
Product revenue                 $  4,071  $  1,904  $ 1,798  $  1,644  $     931 $   695  $     323  $    393  $   7,123  $   4,636

Other revenue                         75         -        -         -          -       -        595       656        670        656
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
Total revenue                      4,146     1,904    1,798     1,644        931     695        918     1,049      7,793      5,292
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
Costs and expenses:

Cost of goods sold                 2,594     1,251      976       859        320     320        216       241      4,106      2,671

 Operating expenses                1,822       937    1,040       629        529     409        679       523      4,040      2,498
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
Total costs and expenses           4,416     2,188    2,016     1,488        849     729        895       764      8,146      5,169
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
(Loss)/income from operations       (270)     (284)    (218)      156         82     (34)        23       285       (353)       123

Other income and
   expenses:

Equity in OTM                          -         -        -         -          -       -        (18)      (29)       (18)       (29)
Gain on sale of available for
sale securities                        -         -        -         -          -       -      1,157                1,157

 Interest income                                 4        -         -          -       -          5       137          5        141

 Interest expense                    (10)      (24)       -       (81)         -      (1)         -         -        (10)      (106)
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
 Total other income and
   expenses                          (10)      (20)       -       (81)        82      (1)     1,144       108      1,133          6
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
 (Loss)/income before taxes         (280)     (304)    (218)       75         82     (35)     1,167       393        780        129

 Income taxes                          -         -        -         -          -       -         66        13         66         13
                                --------  --------  -------  --------  --------- -------  ---------  --------  ---------  ---------
 Net (loss)/income              $   (280) $   (304) $  (218) $     75  $      82 $   (35)  $  1,101  $    380  $     714  $     116

                                ========  ========  =======  ========  ========= =======  =========  ========  =========  =========
 Depreciation and
   amortization                 $     55  $     46  $     5  $      7  $      17 $    11   $     28        28  $     108  $      92

 Assets                         $ 15,295  $ 15,128  $13,623  $ 12,844  $   2,208 $ 2,226   $  8,655  $  7,941  $  39,781  $  38,139
 Expenditures for
   long-lived assets            $     88  $      2  $     0  $     19  $      13 $     7         45  $     11        146  $      39

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

14.   RELATED-PARTY TRANSACTIONS

      Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through September 30, 2005, Escalon had invested $256,000 in OTM. As of September 30, 2005, Escalon owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company provides administrative support functions to OTM. From inception through September 30, 2005, OTM had revenue of approximately $10,000 and incurred expenses of approximately $160,000. This investment is accounted for under the equity method of accounting and is included in other assets.

      Commencing July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenditures related to this individual during the three-month periods ended September 2005 and 2004 were $0 and $13,062, respectively. Commencing in August 2005, this individual was retained as an employee of the Company.

15.   INTRALASE INITIAL PUBLIC OFFERING

      In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of Common Stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company sold 191,000 shares of IntraLase common stock in May 2005 at $17.9134 per share resulting in net proceeds, after fees and commissions, of $3,411,761. As of June 30, 2005, the Company's remaining 61,535 shares of IntraLase were classified as available-for-sale securities and had a market value of $1,207,317.

      On July 8, 2005, Company sold an additional 58,535 shares of IntraLase common stock at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase at September 30, 2005 are classified as available-for-sale securities

16.   SUBSEQUENT EVENTS

      On October 14, 2005, the Company announced that its subsidiary, Escalon Medical Imaging, Inc., signed a letter of intent to acquire substantially all of the assets of MRP Group, Inc. ("MRP"). The transaction, which is expected to close in the Company's second fiscal quarter ending December 31, 2005, is subject to customary closing conditions, including the completion of a definitive agreement.

      MRP is a privately held ophthalmic technology solutions provider that currently offers two retinal imaging systems and has approximately 200 systems installed at leading medical and retinal care centers. If the transaction is successfully completed, upon closing, the operating results of MRP will be included in the consolidated results of the Company, and MRP will become part of the Medical/Trek/EMI business unit.

      On October 11, 2005 the Company signed a non-exclusive co-marketing agreement with privately held Anka Systems, Inc. ("Anka"), a provider of web-based connectivity solutions for the ophthalmic physician. Anka's connectivity solutions are used in major eye healthcare centers and provide seamless integration of data from various clinical modalities commonly used in eye healthcare settings. Upon closing of the MRP acquisition, the co-marketing agreement will enable Escalon to jointly market its existing digital imaging hardware and MRP's digital imaging hardware with Anka's connectivity solutions. By integrating the sales and marketing efforts, the alliance should provide economies of operation and a greater market reach. Anka is an early stage privately held company located in the Washington D.C. area.

      The Company extended a $300,000 loan, pursuant to a demand mote, to Anka. Under the terms of this note repayment will occur within six months after written demand or immediately upon an event of default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

      The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

      - On July 23, 2004, Escalon acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. The Company has been operating Drew as a separate business unit since its acquisition and its results of its operations are included in the "Management's Discussion and Analysis or Plan of Operation" for all periods since the acquisition in July 2004. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. Escalon's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

      - In connection with the acquisition of Drew, the Company issued 900,000 shares of its common stock during the fiscal year ended June 30, 2005, of which 841,686 shares were issued in the three month period ended September 30, 2004.

      - Product revenue increased approximately 53.6% during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The increase is primarily related to strong sales in the Company's Drew, Sonomed and Vascular business units. Sales at these business units increased approximately 138.1%, 9.4% and 34.0% during the three month period ended September 30, 2005 when compared to the same period last fiscal year.

      - During July 2005, the Company sold 58,555 shares of IntraLase common stock that had originally been received in connection with the license of its intellectual laser properties to IntraLase in 1997 (see note 15 to the notes to the condensed consolidated financial statements). The stock was sold at $19.8226 per share and yielded net proceeds of $1,157,336 after the payment of brokers' commissions and other fees. The net proceeds were recorded as other income in the three-month period ended September 30, 2005.

      - Other revenue increased approximately $14,500 or 2% during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The increase primarily relates to an increase in royalty payments received from Intralase and Bio Rad, which offset lower royalties received from Bauch and Lomb in connection with the Silicone Oil Product line. During the three-month periods ended September 30, 2005 and 2004, 2.6% and 7.9%, respectively, of the Company's revenue was received from the Bauch and Lomb contract, which expired in August 2005. Accordingly, the Company will receive no additional revenue related to this contract.

      - Cost of goods sold as a percentage of product revenue increased slightly to approximately 57.64% of revenues during the three-month period ended September 30, 2005, as compared to approximately 57.61% of product revenue for the same period last fiscal year. The increase is primarily due to the significant increase in the revenues of the Drew business unit, which offset margin improvements in the Company's other business units. Gross margins in the Drew business unit, while improving in the three-month period ended September 30, 2005 as compared to the same period in the prior fiscal year, have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the three-month period ended September 30, 2005 decreased to approximately 49.5% of product revenue from approximately 52% in the same period last fiscal year.

      - Operating expenses, while decreasing slightly as a percentage of product revenue, increased approximately 50.5% during the three-month period ended September 30, 2005 as compared to the same period in the prior fiscal year. During the three-month period ended September 30, 2005, the Company incurred higher personnel costs to support the growth in the Company's business operations, higher advertising, marketing, travel and trade show costs related to both the higher sales volumes and the continued emphasis to increase sales, especially in international markets, and increased research and development costs to support planned introductions of new and or enhanced products, especially in the Drew and Sonomed business units. In addition, the Company continues to experience an unusually high amount of legal and accounting fees primarily related to Intralase litigation costs, and increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew and initial costs related to compliance with the Sarbanes -Oxley Act of 2002. While the Company expects these legal, accounting and compliance expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such high levels.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

      Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the United States Food and Drug Administration (the "FDA"), acquisitions, the development of joint venture opportunities, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

      The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the SEC, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the most important factors include, without limitation, the following:

      ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

      In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems, although there is no assurance that any such acquisitions or alliances will occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short-term. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. Escalon loaned approximately $6,891,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and expand the sales and marketing and research and development efforts. Escalon anticipates that further working capital will likely be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions.

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

      THE COMPANY NO LONGER RECEIVES REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB WHICH EXPIRED ON AUGUST 12, 2005.

      The Company received approximately 2.6% and 7.9% of its net revenue during the three-month periods ended September 30, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company was entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005. The Company's agreement with Bausch & Lomb, which commenced on August 13, 2000, was structured so that the Company received consideration from Bausch & Lomb based on its adjusted gross profit from its sales of Silicone Oil on a quarterly basis. The consideration was subject to a factor, which declined according to the following schedule:

From 8/13/00 to 8/12/01              100%
From 8/13/01 to 8/12/02               82%
From 8/13/02 to 8/12/03               72%
From 8/13/03 to 8/12/04               64%
From 8/13/04 to 8/13/05               45%

      The revenue associated with the sale of Silicone Oil by Bausch & Lomb had no associated expense and consequently provided a gross margin of 100%. The elimination of this revenue will have a significant negative impact on gross margin. The Company will not receive any future revenue related to the Silicone Oil royalty as the contract expired on August 12, 2005.

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

COMPANY OVERVIEW

      The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth elsewhere in this report.

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

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultrafast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. See Note 10 to Condensed Consolidated Financial Statements for further information. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part II, Item 1, "Legal Proceedings" and Note 11 of the Notes to Condensed Consolidated Financial Statements for further information.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application for SFAS 142, discussed further in
Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The
Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

      Through September 30, 2005, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

      The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three-month periods ended September 30, 2005 and 2004.

                                      Three-Month Period Ended September 30,
                                --------------------------------------------------
                                    2005                 2004             % Change
                                -----------            ---------          --------
Product revenue:

Drew                            $     4,071            $   1,904            138.13%
Sonomed                               1,798                1,644              9.37%
Vascular                                931                  695             33.96%
Medical/Trek/EMI                        323                  393            (17.81)%
                                -----------            ---------          --------
                                $     7,123            $   4,636             53.65%
                                ===========            =========          ========

      Product revenue increased approximately $2,487,000, or 53.65%, to $7,123,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. In the Drew business unit, product revenue increased $2,167,000 or 138.13% as compared to the same period last fiscal year. The increase is due primarily to the increased sale in both domestic and international markets of diabetics and hematology instruments. Sales of instruments increased by approximately $1,400,000 in the three-month period ended September 30, 2005 as compared to the same period last prior year. Sales of spare parts and reagents and controls, which are used to operate the instruments, also increased during the period to support the increase in the installed base of the related instruments. In the Sonomed business unit, product revenue increased $154,000 or 9.4% as compared to the same period last fiscal year The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists. Historically, the typical optometrist had not been a user of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. In the Vascular business unit, revenue increased $236,000, or 34.0%, to $931,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team and, to a lesser extent, increases in the European market. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during the prior fiscal year. In the Medical/Trek/EMI business unit, product revenue decreased $70,000, or 17.81%, to $323,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The decrease in Medical/Trek/EMI product revenue is primarily attributed to a decrease in OEM revenue from Bausch & Lomb.

      Other revenue increased $14,000, or 2%, to $670,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The increase is primarily attributed to a $153,000 increase in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology. IntraLase royalties increased partially due to a court order amending IntraLase's method of calculating its royalty payments to the Company (see notes 10 and 11 to the condensed consolidated financial statements). An increase in royalties of $75,000 from Bio-Rad related to an OEM agreement between Bio-Rad and Drew also contributed to the increase. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision. These increases were partially offset by a $214,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, accordingly, the Company will receive no future royalties under this agreement. See note 10 of the notes to the condensed consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.

      The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three-month periods ended September 30, 2005 and 2004.

                            Three-Month Period Ended September 30,
                          -------------------------------------------
Cost of goods                         2005                 2004
                          -------------------------------------------
  sold:                        Dollars       %      Dollars       %
                          ------------    ------   ---------    -----
                             (in                     (in
                           thousands)              thousands)
Drew                      $      2,594    63.72%   $   1,251    65.65%

Sonomed                            976    54.28%         859    52.25%

Vascular                           320    34.37%         320    46.04%

Medical/Trek/EMI                   216    66.87%         242    61.58%
                          ------------    -----    ---------    -----
                          $      4,106    57.64%   $   2,672    57.61%
                          ============    =====    =========    =====

      Cost of goods sold totaled approximately $4,106,000, or 57.64% of product revenue, for the three-month period ended September 30, 2005, as compared to $2,672 000 or 57.61% of product revenue for the same period last fiscal. The increase is primarily due to the corresponding increase in revenues of 53.65%.

      Cost of goods sold in the Drew business unit totaled $2,594,000 or 63.72% of product revenue for the three-month period ended September 30, 2005 as compared to $1,251,000, or 65.65% of product revenue for the same period last fiscal year. The decrease is due to a decrease in material costs resulting from the easing of pre acquisition liquidity constraints at Drew following its acquisition by Escalon and operating efficiencies gained through both manufacturing changes implemented post-acquisition and higher production volumes during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. These benefits were partially offset by a change in product mix, with sales of instruments representing a higher percentage of total sales in current fiscal year period. Instrument sales historically have lower margins than the sales of reagents and controls which are used to operate the instruments.

      Cost of goods sold in the Sonomed business unit totaled $976,000 or 54.38% of product revenue for the three-month period ended September 30, 2005 as compared to $859,000 or 52.25% of product revenue for the same period last fiscal year. The primary reason for the decrease was an increase in the percentage of sales during the period which were international sales. The Company historically experiences a lower selling price per unit on its international product sales. Cost of goods sold in the Vascular business unit totaled $320,000, or 34.37% of product revenue, for the three-month period ended September 30, 2005 as compared to $320,000, or 46.04% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Medical/Trek/EMI business unit totaled $216,000, or 66.87% of product revenue, during the three-month period ended September 30, 2005 as compared to $242,000, or 61.58% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand.

      The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three-month periods ended September 30, 2005 and 2004.

                                     Three-Month Period Ended September 30,
                                   ------------------------------------------
                                       2005               2004       % Change
                                   -----------         ---------     --------
                                       (in                (in
                                    thousands)         thousands)
Marketing, general and
 administrative expenses:

Drew                               $     1,399         $     792      76.64%
Sonomed                                    516               324      59.26%
Vascular                                   420               339      23.89%
Medical/Trek/EMI                           949               727      30.54%
                                   -----------         ---------      -----
                                   $     3,284         $   2,182      50.50%
                                   ===========         =========      =====

      Marketing, general and administrative expenses increased $1,102,000, or
50.5 %, to $3,284,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. While marketing, general and administrative expenses increased $1,102,000 between periods, it decreased as a percentage of product revenue to 46.1% for the three-month period ended September 30, 2005 from 47.1% in the corresponding prior year period.

      Marketing, general and administrative expenses in the Drew business unit increased $ 607,000, or 76.64%, to $1,399,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel (approximately $308,000) and travel and trade show costs (approximately $99,000) related to improving the image of the Drew brand with both customers and distributors and improving the product distributor network, which ultimately contributed to the 138% increase in product revenue when compared to the corresponding prior year period. Marketing, general and administrative expenses in the Sonomed business unit increased $192,000, or 59.26%, to $516,000 as compared to the same period last fiscal year. Marketing and sales salaries, commissions and other personnel-related expenses, including amounts paid to independent agents utilized primarily in Europe, increased approximately $107,000 as a result of increased headcount related primarily to the Company's goal of increasing international revenues. Sales meeting and trade show expenses, travel and lodging, and advertising increased by a combined $34,000 related primarily to the focus on growing international sales. Rent and utilities expense increased $18,000 due to the relocation of Sonomed's facility and the corresponding new lease entered into during fiscal 2005. Legal expenses increased by $27,000 due fees incurred to resolve a dispute with a supplier and fees related to researching intellectual property ownership issues for intellectual property currently being evaluated for licensing for use in potential new products. Marketing, general and administrative expenses in the Vascular business unit increased $81,000, or 23.89%, to $420,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased $24,000 and the expense for customer samples increased by $17,000 when compared to the prior fiscal period. Both increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $222,000, or 30.54%, to $949,000 as compared to the same period last fiscal year. Legal and accounting fees and personnel related costs increased by approximately $137,000 and $62,000, respectively. Legal fees increased due to litigation costs with Intralase, which the Company expects will continue to impact earnings in the near term (see note 11 of the notes to the condensed consolidated financial statements for a description of Legal Proceedings). Accounting fees increased due to increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew on July 23, 2004 and initial costs incurred related to compliance with the Sarbanes-Oxley Act of 2002. Personnel costs increased due to personnel additions to support the overall growth of the Company

      Research and development expenses increased $440,000, or 139.24%, to $756,000 during the three-month period ended September 30, 2005 as compared to the same period last fiscal year. The increase in research and development expenses was attributed higher personnel, consultant and prototype costs related to planned introductions of new and or enhanced products in the Drew and Sonomed business units. In addition, approximately $92,000 of the increase was related to the addition of a senior level person involved in evaluating various technologies for potential use in new products or product enhancements.

      Gain on sale of available for sale securities was approximately $1,157,000 in the three-month period ended September 30, 2005. The increase was due to the sale of 58,585 shares of IntraLase common stock in July 2005 (see note 15 of the notes to the condensed consolidated financial statements).

      Escalon recognized a loss of $18,000 and $29,000 related to its investment in OTM during the three-month periods ended September 30, 2005, respectively. The share of OTM's loss recognized by the Company is in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to the condensed consolidated financial statements).

      Interest income was $5,000 and $32,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The decrease relates to lower average cash balances due the repayment of approximately $6,348,000 of debt in the second quarter of fiscal 2005.

      Interest expense was $11,000 and ($3,000) for the three-month periods ended September 30, 2005 and 2004, respectively. The Company paid off several of its debt facilities to several entities in advance of their maturities during the fiscal year ended June 30, 2005. Additionally, the Company reversed accrued loan commitment fees as a result of the satisfaction of the debt and the release by the lender of those fees. The fees were originally accrued based on contract terms. The increase in interest expense during the three-month period ended September 30, 2005 when compared to the same prior year period is due to the non-recurring reversal of loan commitment fees in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

      Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2005 are reflected in the following table:

                                        September 30,   June 30,
(Dollars are in thousands)                  2005          2005
                                        -------------   ---------
Current assets                          $     17,257    $  17,665
Less:  Current liabilities                     4,340        4,052
                                        ------------    ---------
Working capital                         $     12,917    $  13,613
 Current ratio                              4.0 to 1     4.4 to 1

Notes payable and current maturities    $        233    $     230
Long-term debt                                   330          392
                                        ------------    ---------
Total debt                                       563    $     622
Total equity                                  34,024       34,519
                                        ------------    ---------
Total capital                           $     34,587    $  35,141
Total debt to total capital                     1.63%        1.77%

      WORKING CAPITAL POSITION

      Working capital decreased $696,000 as of September 30, 2005 and the current ratio decreased to 4.0 to 1 from 4.4 to 1 when compared to June 30, 2005. The decrease in working capital was caused primarily by the loss from operations of approximately $352,000 and cash used to fund fixed asset additions of approximately 145,000 during the three month period ended September 30, 2005.

      CASH USED IN OPERATING ACTIVITIES

      During the three-month periods ended September 30, 2005 and 2004, the Company used approximately $751,000 and $1,935,000 of cash for operating activities. The net decrease in cash generated from operating activities of approximately $1,184,000 for the three-month period ended September 30, 2005 as compared to the same period in the prior fiscal year is due primarily to the following factors:

   - The Company employed significantly less cash to fund working capital requirements during the three months ended September 30, 2005 than it employed in the same period in the prior fiscal year. Total working capital employed was approximately $434,000 and $2,171,000, respectively, during the three-month periods ended September 30, 2005 and 2004, respectively. The decrease is due to the fact that in the prior year period, the Company utilized approximately $1,500,000 in cash to begin to alleviate the liquidity constraints that Drew was experiencing prior to its acquisition by the Company. The cash was utilized to support increases in inventory and receivables and reduce payables and outstanding draws on Drew's line of credit.

   - The reduction in cash utilized to fund working capital was partially offset by a reduction in operating income of approximately $475,000 for the three-month period ended September 30, 2005 when compared to the same prior year period.

      CASH FLOWS PROVIDED BY (USED IN) INVESTING AND FINANCING ACTIVITIES

      Cash flows generated by investing activities were approximately $1,013,000 during the three-month period ended September 30, 2005 and relate primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities (see note 15 to the notes to the condensed consolidated financial statements). Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions of approximately $145,000. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

      Cash flows used in financing activities were approximately $49,000 during the three month period ended September 30, 2005. During the period, the Company made scheduled long-term debt repayments of approximately $60,000. Partially offsetting the debt repayments was approximately $11,000 received by the Company from the exercise of stock options by employees of the Company.

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

      At the time of the acquisition of Drew by Escalon, Drew had two lines of credit aggregating approximately $2,700,000, one of which was with a domestic financial institution, and one with a United Kingdom financial institution. At the time of the acquisition, outstanding draws on the lines aggregated approximately $1,643,000. The lines were paid off and terminated during the quarter ended December 31, 2004.

      Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of September 30, 2005 was $370,930. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of September 30, 2005 was $191,688.

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

      OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      Escalon was not a party to any off-balance sheet arrangements as of and for the three-month periods ended September 30, 2005 and 2004.

      The following table presents the Company's contractual obligations as of September 30, 2005 (interest is not included in the table as it is immaterial):

                                             Less than                    3-5       More than
                                 Total         1 Year      1-3 Years     Years       5 Years
                              -----------   -----------   -----------   --------   ------------
Long-term debt                $   562,598   $   233,033   $   329,565   $      -   $          -
Operating lease agreements      3,024,462       889,749     1,132,264    577,325        425,124
                              -----------   -----------   -----------   --------   ------------
                              $ 3,587,060   $ 1,122,782   $ 1,461,829   $577,325   $    425,124
                              ===========   ===========   ===========   ========   ============

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

      On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of September 30, 2005, Escalon has loaned approximately $6,891,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. Escalon anticipates that further working capital will likely be required by Drew.

      Escalon realized approximately 2.60% and 7.88%, of its net revenue during the three-month periods ended September 30, 2005 and 2004, respectively, from Bausch & Lomb's sale of Silicone Oil. This agreement expired in August 2005 and the Company will not receive any future royalties from this contract. Silicone Oil revenue was based on sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision through its expiration date which was August 12, 2005. As there were no costs associated with this revenue, the expiration of the agreement will negatively impact gross margins, operating income and cash flows in future periods. See Note 10 of the notes to the condensed consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK

      The table below provides information about the Company's financial instruments, consisting primarily of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of September 30, 2005 were fixed at 8.00% on the Texas Mezzanine Fund term debt, and were fixed at 5.00% on the Symbiotics, Inc. term debt. See Note 9 of the notes to the condensed consolidated financial statements for further information regarding the Company's debt obligations.

                               2006        2007         2008     Thereafter     Total
                            ---------    ---------    --------   ----------   ---------
Texas Mezzanine Fund Note   $ 133,037    $ 156,868    $ 81,025   $        -   $ 370,930

  Interest rate                  8.00%        8.00%       8.00%           -

Symbiotics, Inc. Note       $  99,996    $  91,672           -            -   $ 191,668

  Interest rate                  5.00%        5.00%       5.00%           -
                            ---------    ---------    --------   ----------   ---------
                            $ 233,033    $ 248,540    $ 81,025   $        -   $ 562,598
                            =========    =========    ========   ==========   =========

      EXCHANGE RATE RISK

      During the three-month periods ended September 30, 2005 and 2004, approximately 37.2% and 35.9%, respectively, of the Company's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month period ended September 30, 200, Drew recorded approximately $411,000 and $96,000, respectively, of revenue denominated in United Kingdom Pounds respectively and Euros, respectively.

      Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended September 30, 2005 and 2004, Drew incurred approximately $1,368,000 and $632,000, respectively, of expense denominated in United Kingdom Pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the three-month periods ended September 30, 2005 and 2004, these expenses totaled $64,000 and $41,000, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. For the three-month periods ended September 30, 2005 and 2004, these expenses totaled $39,000 and $0, respectively.

      The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

ITEM  3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and recording, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(B)   INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      INTRALASE CORP. LEGAL PROCEEDINGS

      In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's intellectual laser properties, including patented and non-patented technology, in exchange for an equity interest in IntraLase as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April

6, 2005 and, according to a Fourth Amended Registration Right Agreement between Escalon and IntraLase, are now able to be sold. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

      On June 10, 2004, Escalon gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that Escalon believed were due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and temporary restraining order with the United States District Court for the Central District of California, Southern District against Escalon to prevent termination of the License Agreement. Contemporaneously, IntraLase filed an action for declaratory relief asking the Court to validate its interpretation of certain terms of the License Agreement relating to the amount of royalties owed to Escalon ("First Action"). The parties mutually agreed to the entry of a temporary restraining order which was entered by the Court shortly thereafter. At the close of discovery, IntraLase and Escalon filed cross-motions for summary judgment. On May 5, 2005, the District Court, having ruled on such motions, entered judgment in the First Action.

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

      In May, 2005, IntraLase also filed a second suit against Escalon in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the Court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. Escalon filed a motion to dismiss the Second Action on jurisdictional and substantive grounds. The motion has been fully briefed and is currently under consideration by the Court for the Central District of California.

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

      On June 3, 2005, IntraLase, after having been served with Escalon's Complaint, filed its First Amended Complaint in the Second Action adding new matters that had already been raised by Escalon in its Delaware Action. IntraLase also filed a motion to dismiss Escalon's Delaware Action. In July, 2005, the parties agreed to postpone briefing on IntraLase's motion until after the California Court has ruled on Escalon's motion to dismiss the Second Action.

      Separately, on April 22, 2005, Escalon, as record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. IntraLase rejected Escalon's demand. Escalon recently filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce its shareholder rights to inspect IntraLase's books and records. The 220 Case is currently in the discovery stage.

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

      DREW LEGAL PROCEEDINGS

            CARVER LITIGATION

      On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses. The Plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the Court rendered a decision resulting in the Court's award of only $76,000 to Plaintiffs. CDC Acquisition and IV Diagnostics filed a motion for reconsideration of certain issues ruled upon by the Court. The motion was denied. Plaintiffs' counsel filed a motion for attorneys' fees seeking over $181,000. The Court recently granted such motion but awarded only $3,000 to plaintiffs' counsel. On November 1, 2005, CDC Acquisition and IV Diagnostics timely appealed the Court's ruling that CDC Acquisitions and IV Diagnostics are liable to the plaintiffs. Further, CDC Acquisition and IV Diagnostics are presently negotiating with co-defendants over the companies' indemnification claims.

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

      None.

ITEM  6. EXHIBITS

31.1        Certificate of Chief Executive Officer under Rule 13a-14(a).

31.2        Certificate of Chief Financial Officer under Rule 13a-14(a).

32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

32.2 Certificate of Chief Financial Officer under Section 1350 of Title 18 of the United States Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ESCALON MEDICAL CORP.
                                  (Registrant)

Date:  November 14, 2005                 By: /s/ Richard J. DePiano
                                             ----------------------
                                             Richard J. DePiano
                                             Chairman and Chief
                                             Executive Officer

Date:  November 14, 2005                 By: /s/ Mark H. Karsch
                                             ------------------
                                             Mark H. Karsch
                                             CFO