Form 10QSB
period 2005-12-31
ESCALON MEDICAL CORP
filed 2006-02-14
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934 for the transitional period from _________ to
     __________.

                         Commission File Number 0-20127

                                   ----------

                              ESCALON MEDICAL CORP.
        (Exact name of small business issuer as specified in its charter)

          PENNSYLVANIA                                          33-0272839
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                       565 EAST SWEDESFORD ROAD, SUITE 200
                                 WAYNE, PA 19087
                    (Address of principal executive offices)

                                 (610) 688-6830
                           (Issuer's telephone number)

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

     At February 10, 2006, 6,334,670 shares of common stock were outstanding.

     Transitional Small Business Disclosure format. Yes [ ] No [X]

                              ESCALON MEDICAL CORP.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I. Financial Statements

     Item 1. Condensed Consolidated Financial Statements                    2

             Condensed Consolidated Balance Sheets as of
             December 31, 2005 (Unaudited) and June 30, 2005                2

             Condensed Consolidated Statements of Income for the three
             and six-month periods ended December 31, 2005 and 2004
             (Unaudited)                                                    3

             Condensed Consolidated Statements of Cash Flows for the
             six-month periods ended December 31, 2005 and 2004
             (Unaudited)                                                    4

             Condensed Consolidated Statement of Shareholders' Equity
             for the six-month periods ended December 31, 2005 and 2004
             (Unaudited)                                                    5

             Condensed Consolidated Statement of Other Comprehensive
             Income (Loss) for the six-month periods ended
             December 31, 2005 and 2004 (Unaudited)                         6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results Operations                                        22

     Item 3. Controls and Procedures                                       43

Part II. Other Information

     Item 1. Legal Proceedings                                             44

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   46

     Item 4. Submission of Matters to a Vote of Security Holders           46

     Item 6. Exhibits                                                      47

     PART I. FINANCIAL STATEMENTS

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,     JUNE 30,
                                                     2005           2005
                                                 ------------   ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                     $  4,579,431   $  5,115,772
   Available for sale securities                       53,490      1,207,317
   Accounts receivable, net                         4,314,620      4,752,310
   Inventory, net                                   6,432,512      5,856,285
   Notes receivable                                   400,000        100,000
   Other current assets                               618,461        633,214
                                                 ------------   ------------
      TOTAL CURRENT ASSETS                         16,398,514     17,664,898
                                                 ------------   ------------
   Furniture and equipment, net                       958,113        911,700
   Goodwill                                        20,166,450     20,166,450
   Trademarks and trade names, net                    616,906        616,906
   Patents, net                                       354,289        402,814
   Other assets                                       448,929        286,568
                                                 ------------   ------------
   TOTAL ASSETS                                  $ 38,943,201   $ 40,049,336
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $    243,738   $    230,344
   Accounts payable                                 1,651,861      1,135,680
   Accrued expenses                                 2,419,154      2,685,670
                                                 ------------   ------------
      TOTAL CURRENT LIABILITIES                     4,314,753      4,051,694
                                                 ------------   ------------
Long-term debt, net of current portion                267,260        391,793
Accrued post-retirement benefits                    1,087,000      1,087,000
                                                 ------------   ------------
   TOTAL LIABILITIES                                5,669,013      5,530,487
                                                 ------------   ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000
   share authorized; 6,084,670 and 5,963,477
   issued and outstanding at December 31, 2005
   and June 30, 2005, respectively                      6,085          5,964
Common stock warrants                               1,601,346      1,601,346
Additional paid-in capital                         64,166,623     63,898,190
Retained earnings                                 (32,403,941)   (32,136,487)
Accumulated other comprehensive loss                  (95,925)     1,149,836
                                                 ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                      33,274,188     34,518,849
                                                 ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 38,943,201   $ 40,049,336
                                                 ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                                   -------------------------------   -----------------------------
                                                          2005         2004                2005          2004
                                                      -----------   ----------         -----------   -----------
NET REVENUES:
Product revenue                                       $ 6,846,159   $5,742,848         $13,608,849   $10,388,801
Other revenue                                             464,131      595,296           1,134,311     1,251,000
                                                      -----------   ----------         -----------   -----------
REVENUES, NET                                           7,310,290    6,338,144          14,743,160    11,639,801
                                                      -----------   ----------         -----------   -----------

COSTS AND EXPENSES:
   Cost of goods sold                                   3,883,395    3,337,468           7,628,384     6,013,333
   Research and development                               661,870      474,779           1,418,030       791,478
   Marketing, general and administrative                3,827,839    2,916,770           7,111,890     5,105,729
                                                      -----------   ----------         -----------   -----------
      TOTAL COSTS AND EXPENSES                          8,373,104    6,729,017          16,158,304    11,910,540
                                                      -----------   ----------         -----------   -----------
(LOSS) FROM OPERATIONS                                 (1,062,814)    (390,873)         (1,415,144)     (270,739)
                                                      -----------   ----------         -----------   -----------

OTHER INCOME AND (EXPENSE):
   Gain on sale of available for sale securities                0            0           1,157,336             0
   Equity in Ocular Telehealth Management, LLC            (33,035)      (7,109)            (51,464)      (36,310)
   Interest income                                         72,877       12,349              77,724        44,441
   Interest expense                                        (9,229)     (29,934)            (19,906)      (26,521)
                                                      -----------   ----------         -----------   -----------
      TOTAL OTHER INCOME AND (EXPENSE)                     30,613      (24,694)          1,163,690       (18,390)
                                                      -----------   ----------         -----------   -----------
NET (LOSS) BEFORE TAXES                                (1,032,201)    (415,567)           (251,454)     (289,129)
                                                      -----------   ----------         -----------   -----------
Provision for income taxes                                (50,400)       7,058              16,000        20,027
                                                      -----------   ----------         -----------   -----------
NET (LOSS)                                            $  (981,801)  $ (422,625)        $  (267,454)  $  (309,156)
                                                      ===========   ==========         ===========   ===========
BASIC NET (LOSS) PER SHARE                            $    (0.162)  $   (0.072)        $    (0.044)  $    (0.054)
                                                      ===========   ==========         ===========   ===========
DILUTED NET (LOSS) PER SHARE                          $    (0.162)  $   (0.072)        $    (0.044)  $    (0.054)
                                                      ===========   ==========         ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC                         6,070,477    5,869,028           6,017,384     5,716,748
                                                      ===========   ==========         ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED                       6,070,477    5,869,028           6,017,384     5,716,748
                                                      ===========   ==========         ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                        2005          2004
                                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                          $  (267,454)  $  (309,156)
Adjustments to reconcile net (loss) to net cash (used in)
   operating activities:
   Depreciation and amortization                                                        217,945       188,584
   Gain on sale of available for sale securities                                     (1,157,336)            0
   Loss of Ocular Telehealth Management, LLC                                             51,464        36,310
   Change in operating assets and liabilities:
      Accounts receivable, net                                                          437,690      (218,629)
      Inventory, net                                                                   (576,227)     (538,243)
      Other current and long-term assets                                               (407,745)     (207,391)
      Accounts payable, accrued and other liabilities                                   249,665      (539,664)
                                                                                    -----------   -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                                     (1,451,998)   (1,588,189)
                                                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Drew, net of cash acquired                                                     0       151,996
   Acquisition cost related to Drew                                                           0    (1,020,139)
   Proceeds from the sale of available for sale securities                            1,157,335             0
   Investment in Ocular Telehealth Management, LLC                                            0      (193,000)
   Purchase of distribution rights                                                     (181,855)            0
   Purchase of fixed assets                                                            (226,100)      (76,582)
                                                                                    -----------   -----------
         NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                            749,380    (1,137,725)
                                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit borrowing                                                                   0    (1,900,774)
   Line of credit repayment                                                                   0    (4,305,265)
   Principal payments on term loans                                                    (111,139)            0
   Issuance of common stock - stock options                                             268,554        29,795
                                                                                    -----------   -----------
         NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                            157,415    (6,176,244)
                                                                                    -----------   -----------
      Effect of exchange rate changes on cash and cash equivalents                        8,863         7,309
                                                                                    -----------   -----------
      NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (536,341)   (8,894,849)
                                                                                    -----------   -----------
Cash and cash equivalents, beginning of period                                        5,115,772    12,601,971
                                                                                    -----------   -----------
Cash and cash equivalents, end of period                                            $ 4,579,431   $ 3,707,122
                                                                                    ===========   ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                                       $    19,890   $   222,198
                                                                                    ===========   ===========
Income taxes paid                                                                   $    97,584   $   184,300
                                                                                    ===========   ===========
Issuance of common stock for Drew acquisition                                       $         0   $ 7,429,100
                                                                                    ===========   ===========
(Decrease)/increase in unrealized appreciation on available for sale securities     $(1,153,827)  $ 5,929,522
                                                                                    ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                                                   ACCUMULATED
                                      COMMON STOCK        COMMON      ADDITIONAL                      OTHER           TOTAL
                                   ------------------      STOCK       PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT    WARRANTS      CAPITAL        DEFICIT     INCOME (LOSS)       EQUITY
                                   ---------   ------   ----------   -----------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2005           5,963,477   $5,964   $1,601,346   $63,898,190   $(32,136,487)   $ 1,149,836     $34,518,849
Net (loss)                                          0            0             0       (267,454)             0        (267,454)
Exercise of stock options            121,193      121            0       268,433              0              0         268,554
Change in unrealized gains on
   available for sale securities                    0            0             0              0     (1,153,827)     (1,153,827)
Foreign currency translation                        0            0             0              0        (91,934)        (91,934)
                                   ---------   ------   ----------   -----------   ------------    -----------     -----------
BALANCE AT DECEMBER 31, 2005       6,084,670   $6,085   $1,601,346   $64,166,623   $(32,403,941)   $   (95,925)    $33,274,188
                                   =========   ======   ==========   ===========   ============    ===========     ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                   -------------------------------   -----------------------------
                                          2005         2004                2005         2004
                                      -----------   ----------         -----------   ----------
Net (loss)                            $  (981,801)  $ (422,625)        $  (267,454)  $ (309,156)
Change in unrealized gains on
   available for sale securities            9,361    5,929,522          (1,153,826)   5,929,522
Foreign currency translation              (34,612)     (73,107)            (91,984)     (55,203)
                                      -----------   ----------         -----------   ----------
COMPREHENSIVE INCOME (LOSS)           $(1,007,052)  $5,433,790         $(1,513,264)  $5,565,163
                                      ===========   ==========         ===========   ==========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company." Escalon's subsidiaries include Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI") and Drew Scientific, Inc. and Drew Scientific Group, Plc (collectively "Drew"). All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

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

     In connection with the presentation of the current period condensed unaudited consolidated financial statements, certain prior period balances have been reclassified to conform with the current period presentation.

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

     The aggregate purchase price of Drew was $8,525,966, net of acquired cash of $151,996, consisting of direct acquisition costs of $1,246,376, primarily for investment banking, legal and accounting fees that were directly related to the acquisition of Drew, and 900,000 shares of Escalon common stock valued at $7,430,439. The value of the 900,000 shares issued was based on a five-day average of the market price of the stock (two days before through two days after the shares were exchanged).

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

                                    THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                    -------------------------------   -----------------------------
                                           2005         2004                2005          2004
                                       -----------   ----------         -----------   -----------
Revenues, net                          $ 7,310,290   $6,338,144         $14,743,160   $12,332,141
Cost of goods sold                       3,883,395    3,337,468           7,628,384     6,464,476
                                       -----------   ----------         -----------   -----------
GROSS PROFIT                             3,426,895    3,000,676           7,114,776     5,867,665
                                       -----------   ----------         -----------   -----------
Operating expenses                       4,489,709    3,391,549           8,529,920     6,237,452
Other (expense)                             30,613      (24,694)          1,163,690       (25,608)
                                       -----------   ----------         -----------   -----------
NET (LOSS) BEFORE TAXES                 (1,032,201)    (415,567)           (251,454)     (395,395)
                                       -----------   ----------         -----------   -----------
Provision for income taxes                 (50,400)       7,058              16,000        20,027
                                       -----------   ----------         -----------   -----------
NET (LOSS)                             $  (981,801)  $ (422,625)        $  (267,454)  $  (415,422)
                                       ===========   ==========         ===========   ===========
BASIC NET (LOSS) PER SHARE             $    (0.162)  $   (0.072)        $    (0.044)  $    (0.073)
                                       ===========   ==========         ===========   ===========
DILUTED NET (LOSS) PER SHARE           $    (0.162)  $   (0.072)        $    (0.044)  $    (0.073)
                                       ===========   ==========         ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC          6,070,477    5,869,028           6,017,384     5,716,748
                                       ===========   ==========         ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED        6,070,477    5,869,028           6,017,384     5,716,748
                                       ===========   ==========         ===========   ===========

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

                                                      THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                                      -------------------------------   -----------------------------
                                                              2005         2004                2005         2004
                                                          -----------   ---------          -----------   ---------
Net (loss), as reported                                   $  (981,801)  $(422,625)         $  (267,454)  $(309,156)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (333,500)    (75,688)            (789,021)   (360,359)
                                                          -----------   ---------          -----------   ---------
PRO FORMA NET (LOSS)                                      $(1,315,301)  $(498,313)         $(1,056,475)  $(669,515)
                                                          ===========   =========          ===========   =========

(LOSS) PER SHARE:
BASIC - AS REPORTED                                       $    (0.162)  $  (0.072)         $    (0.044)  $  (0.054)
                                                          ===========   =========          ===========   =========
BASIC - PRO FORMA                                         $    (0.217)  $  (0.085)         $    (0.176)  $  (0.117)
                                                          ===========   =========          ===========   =========
DILUTED - AS REPORTED                                     $    (0.162)  $  (0.072)         $    (0.044)  $  (0.054)
                                                          ===========   =========          ===========   =========
DILUTED - PRO FORMA                                       $    (0.217)  $  (0.085)         $    (0.176)  $  (0.117)
                                                          ===========   =========          ===========   =========

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the three-month period ended December 31, 2005 was between $4.97 and $5.59. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility of 0.79%; risk-free interest rate of 4.48%-5.05%; and expected life of 10 years. The volatility assumption is based on volatility experienced in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare with the historic volatility.

     In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised
2004), "Share-Based Payments" SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the employee provides service in exchange for the award. The Company is a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company will be required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

4.   EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                          THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                          -------------------------------   -----------------------------
                                                 2005         2004                2005         2004
                                              ----------   ----------          ----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
   NET (LOSS)                                 $ (981,801)  $ (422,625)         $ (267,454)  $ (309,156)
                                              ----------   ----------          ----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares          6,070,477    5,869,028           6,017,384    5,716,748
   Effect of dilutive securities:
      Stock options and warrants                       0            0                   0            0
      Shares reserved for future
         exchange                                      0            0                   0            0
                                              ----------   ----------          ----------   ----------
   DENOMINATOR FOR DILUTED EARNINGS PER
      SHARE - WEIGHTED AVERAGE AND
      ASSUMED CONVERSION                       6,070,477    5,869,028           6,017,384    5,716,748
                                              ----------   ----------          ----------   ----------
BASIC (LOSS) PER SHARE                        $   (0.162)  $   (0.072)         $   (0.044)  $   (0.054)
                                              ==========   ==========          ==========   ==========
DILUTED (LOSS) PER SHARE                      $   (0.162)  $   (0.072)         $   (0.044)  $   (0.054)
                                              ==========   ==========          ==========   ==========

     The impact of dilutive securities were omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share (anti-dilutive).

5.   INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                      DECEMBER 31,    JUNE 30,
                          2005          2005
                      ------------   ----------
                       (UNAUDITED)
Raw materials          $3,845,147    $3,476,493
Work in process           810,528       473,252
Finished goods          2,039,509     2,073,208
                       ----------    ----------
                        6,695,184     6,022,953
                       ----------    ----------
Valuation allowance      (262,672)     (166,668)
                       ----------    ----------
TOTAL INVENTORY        $6,432,512    $5,856,285
                       ==========    ==========

6.   NOTES RECEIVABLE

     Escalon entered into an agreement with an individual who was involved in the development of the Company's now discontinued Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that was due in May 2005. The note was not paid when due, and the individual is currently in default. The Company intends to pursue collection, is currently evaluating collection alternatives and has recorded a $50,000 reserve based upon its current estimate of cost to pursue collection.

     In connection with a co-marketing agreement with Anka Systems, Inc. ("Anka"), in October 2005, the Company extended a $300,000 loan to Anka (See
Note 17). Anka is an early stage privately held company. Under the terms of this note, repayment is due within six months after written demand or immediately upon an event of default.

7.   INTANGIBLE ASSETS

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $212,912 and $188,649 at December 31, 2005 and June 30, 2005, respectively. Amortization expense for the three-month periods ended December 31, 2005 and 2004 was $26,696 and $16,628, respectively. Amortization expense for the six-month periods ended December 31, 2005 and 2004 was $50,848 and $33,255, respectively.

     The aggregate amortization expense for each of the next five years for patents is estimated to be approximately $70,000 per year for each of the next five fiscal years.

     GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from Escalon Opthalmics ("EOI"), Endologix, Inc. ("Endologix"), Sonomed and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

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

     The following table presents unamortized intangible assets by business unit as of December 31, 2005 and June 30, 2005:

                   DECEMBER 31,
                       2005       JUNE 30, 2005
                   NET CARRYING    NET CARRYING
                      AMOUNT          AMOUNT
                   ------------   -------------
                    (UNAUDITED)
GOODWILL
Sonomed             $ 9,525,550    $ 9,525,550
Drew                  9,574,655      9,574,655
Vascular                941,218        941,218
Medical/Trek/EMI        125,027        125,027
                    -----------    -----------
TOTAL               $20,166,450    $20,166,450
                    ===========    ===========

                                DECEMBER 31,
                                    2005       JUNE 30, 2005
                                NET CARRYING    NET CARRYING
                                   AMOUNT          AMOUNT
                                ------------   -------------
                                 (UNAUDITED)
UNAMORTIZED INTANGIBLE ASSETS
Sonomed                           $616,906        $616,906
                                  --------        --------
TOTAL                             $616,906        $616,906
                                  ========        ========

     The following table presents amortized intangible assets by business unit as of December 31, 2005:

                                                         ADJUSTED
                                 GROSS                     GROSS
                                CARRYING                 CARRYING    ACCUMULATED   NET CARRYING
AMORTIZED INTANGIBLE ASSETS      AMOUNT     IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
---------------------------   -----------   ----------   --------   ------------   ------------
                              (UNAUDITED)
PATENTS
Drew                            $272,984        $0       $272,984    $ (60,119)      $212,865
Vascular (pending issuance)       36,915         0         36,915       (9,229)        27,686
Medical/Trek/EMI                 257,302         0        257,302     (143,564)       113,738
                                --------       ---       --------    ---------       --------
TOTAL                           $567,201        $0       $567,201    $(212,912)      $354,289
                                ========       ===       ========    =========       ========

     The following table presents amortized intangible assets by business unit as of June 30, 2005:

                                                         ADJUSTED
                                 GROSS                     GROSS
                                CARRYING                 CARRYING    ACCUMULATED   NET CARRYING
AMORTIZED INTANGIBLE ASSETS      AMOUNT     IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
---------------------------   -----------   ----------   --------   ------------   ------------
PATENTS
Drew                            $297,246        $0       $297,246    $ (55,908)      $241,338
Vascular (pending issuance)       36,916         0         36,916            0         36,916
Medical/Trek/EMI                 257,301         0        257,301     (132,741)       124,560
                                --------       ---       --------    ---------       --------
TOTAL                           $591,463        $0       $591,463    $(188,649)      $402,814
                                ========       ===       ========    =========       ========

8.   ACCRUED EXPENSES

     The following table presents accrued expenses as of December 31, 2005 and June 30, 2005:

                         DECEMBER 31,
                             2005       JUNE 30, 2005
                         ------------   -------------
                          (UNAUDITED)
Accrued compensation      $  997,453      $1,276,639
Warranty accruals            200,058         201,413
Severance accruals            50,596         195,213
Legal accruals               229,538         251,000
Other accruals               941,509         761,355
                          ----------      ----------
TOTAL ACCRUED EXPENSES    $2,419,154      $2,685,620
                          ==========      ==========

     Severance accruals as of December 31, 2005 and June 30, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the acquisition of Drew.

     In addition to normal accruals, other accruals as of December 31, 2005 and June 30, 2005 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.

     Accrued compensation as of December 31, 2005 and June 30, 2005 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.

9.   LINE OF CREDIT AND LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $335,996 and $405,471 as of December 31, 2005 and June 30, 2005, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance of this note was $175,002 and $216,666 as of December 31, 2005 and June 30, 2005, respectively.

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of December 31, 2005:

TWELVE MONTHS
    ENDING        TEXAS
 DECEMBER 31,   MEZZANINE   SYMBIOTICS      TOTAL
-------------   ---------   ----------   -----------
                                         (UNAUDITED)
2006            $143,742     $ 99,996       243,738
2007             144,127       75,006       219,133
2008              48,127            0        48,127
2009                   0            0             0
2010                   0            0             0
                --------     --------      --------
TOTAL           $335,997     $175,002       510,999
                ========     ========      ========
Current portion of long-term debt           243,738
                                           --------
Long-term portion                          $267,260
                                           ========

10.  OTHER REVENUE

     Other revenue includes quarterly payments received from:

     (1) Bausch & Lomb in connection with the sale of the Silicone Oil product line, which contract expired on August 12, 2005 and from which the Company will not receive any additional royalties;

     (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's laser technology; and

     (3)  Royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     For the three-month periods ended December 31, 2005 and 2004, Silicone Oil revenue totaled $0 and $338,550, respectively, IntraLase royalties totaled $395,149 and $164,593, respectively, and the Bio-Rad royalties totaled $68,982 and $92,153, respectively. For the six-month periods ended December 31, 2005 and 2004, Silicone Oil revenue totaled $203,124 and $755,338, respectively, IntraLase royalties totaled $787,094 and $403,509, respectively, and the Bio-Rad royalties totaled $144,092 and $92,153, respectively. Accounts receivable as of December 31, 2005 and June 30, 2005 related to other revenue was approximately $18,000 and $372,000, respectively.

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

     4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

     5. Termination by IntraLase after 90 days notice (if IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

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

     - Royalty payments will be made depending on the volume of diagnostic tests provided by Bio-Rad. If less than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will pay an estimated monthly royalty and within 45 days of the end of the quarter will make final settlement upon the actual number of tests.

While the agreement, as amended by the Eighth Amendment, expired on May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

11.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of December 31, 2005 are as follows:

                          LEASE
TWELVE MONTHS ENDING   OBLIGATIONS
--------------------   -----------
                        (UNAUDITED)
2006                    $  828,569
2007                       545,854
2008                       329,172
2009                       289,217
2010                       300,186
Thereafter                 270,739
                        ----------
TOTAL                   $2,563,736
                        ==========

     Rent expense charged to operations during the three-month periods ended December 31, 2005 and 2004 was $242,520 and $154,964, respectively. Rent expense charged to operations during the six-month periods ended December 31, 2005 and 2004 was $457,631 and $313,571, respectively.

     CONTINGENCIES

     ROYALTY AGREEMENT: CLINICAL DIAGNOSTICS SOLUTIONS

     Drew and Clinical Diagnostics Solutions, Inc. ("CDS") entered into a Private Label/Manufacturing Agreement dated April 1, 2002, as amended and restated on November 9, 2005 for the right to sell formulations or products of CDS including reagents, controls and calibrators ("CDS products") on a private label basis. The agreement term is 15 years, may be terminated by Drew at any time with 18 months written notice, and if not terminated automatically renews year-to-year thereafter. Under the terms of the agreement, Drew has the right to terminate at any time with eighteen months written notice. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew's United Kingdom facility.

          INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's laser properties, including patented and non-patented technology, in exchange for shares of IntraLase common stock as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 and, according to a Fourth Amended Registration Right Agreement between Escalon and IntraLase, were able to be sold after that date. See Note 15.

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

     Further, the court agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the Ninth Circuit Court of Appeals. Currently, briefing is scheduled to occur during February and March 2006.

     Intralase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

     In May, 2005, IntraLase also filed a second suit against Escalon in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. On June 3, 2005, after having been served with Escalon's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. Escalon, not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, Escalon filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. The court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by Escalon in Escalon's Delaware Action. Accepting Escalon's arguments for dismissal, the California court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

     As referenced above, on May 15, 2005, Escalon, not having been served with IntraLase's Second Action, initiated the Delaware Action by filing a Complaint against IntraLase for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement. In the Delaware Action, Escalon seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon.

     Separately, on April 22, 2005, Escalon, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, Escalon and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case is currently in the discovery stage.

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

     DREW LEGAL PROCEEDINGS

          CARVER LITIGATION-CONNECTICUT ACTION

     On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses ("Connecticut Action"). The plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the court rendered a decision resulting in the court's award of only $76,000 to plaintiffs. CDC Acquisition and IV Diagnostics filed a motion for reconsideration of certain issues ruled upon by the court. The motion was denied. Plaintiffs' counsel filed a motion for attorneys' fees seeking over $181,000. The court granted such motion but awarded only $3,000 to plaintiffs' counsel. On November 1, 2005, CDC Acquisition and IV Diagnostics timely appealed the court's ruling that CDC Acquisitions and IV Diagnostics are liable to the plaintiffs. The parties subsequently entered into a settlement as described below.

     CARVER LITIGATION-SOURCE ONE LITIGATION

     On December 30, 2002, Source One, a distributor of CDC Technologies, Inc. filed suit in state court in Minnesota ("Source One Litigation"), later removed to the United States District Court in Minnesota, against CDC Technologies, Edward Carver and CDC Acquisition, Inc. and IV Diagnostics, as successors in interest to CDC Technologies. CDC Acquisition and IV Diagnostics asserted cross-claims against Carver for indemnification. The court granted summary judgment to the plaintiff against defendants and awarded plaintiff approximately $185,000 plus interest and costs. The court also found Carver liable to CDC Acquisition for indemnification. Source One agreed to accept $140,000 from CDC Acquisition in settlement of its claims. CDC Acquisition settled its Source One Litigation indemnification claim against Carver for $75,000.

     CARVER LITIGATION-SETTLEMENT

     In early January 2006, CDC Acquisitions and IV Diagnostics, the former principal shareholders of CDC Technologies, Inc. and the plaintiffs in the Connecticut Action reached an agreement to settle the court award of $76,000 plus $3,000. This includes a payment to Carver by CDC Acquisition and IV Diagnostics of approximately $30,000 and the forgiveness of the remaining amount owed by Carver of $33,332 on the Source One Litigation indemnification discussed above. Further, the settlement does not include indemnification claims CDC Acquisition and IV Diagnostics may have against principal shareholders other than Carver and De Cava in connection with the Source Once litigation.

     The settlements for the Carver litigation matters discussed above have been recorded by the Company in the accompanying condensed consolidated statements. The Company does not believe that these matters have, had or are likely to have a material adverse impact on the Company's business, financial condition or future results of operations.

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

12.  SEGMENTAL INFORMATION

     During the three and six-month periods ended December 31, 2005 and 2004, the Company operations were classified into four principal reportable segments that provide different products or services. One of the business segments, Drew, became a reportable segment following its acquisition by the Company on July 23, 2004.

     Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

     SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED
                                DECEMBER 31, 2005

                                   DREW              SONOMED         VASCULAR      MEDICAL/TREK/EMI         TOTAL
                            -----------------   ----------------  --------------   ----------------   -----------------
                              2005      2004      2005     2004    2005    2004     2005      2004      2005      2004
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
REVENUES, NET:
Product revenue             $ 3,490   $ 2,841   $ 2,003  $ 1,872  $  886  $  721   $  467   $   308   $ 6,846   $ 5,742
Other revenue                    69        92         0        0       0       0      395       503       464       595
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
TOTAL REVENUE, NET            3,559     2,933     2,003    1,872     886     721      862       811     7,310     6,337
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold            2,236     1,903     1,013      839     347     370      287       225     3,883     3,337
Operating expenses            2,018     1,437       953      773     522     414      997       768     4,490     3,392
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
TOTAL COSTS AND EXPENSES      4,254     3,340     1,966    1,612     869     784    1,284       993     8,373     6,729
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
INCOME (LOSS) FROM
   OPERATIONS                  (695)     (407)       37      260      17     (63)    (422)     (182)   (1,063)     (392)
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
OTHER INCOME AND
   EXPENSES:
Gain on sale of available
   for sale securities            0         0         0        0       0       0        0         0         0         0
Equity in OTM                     0         0         0        0       0       0      (33)       (7)      (33)       (7)
Interest income                   0         0         0        0       0       0       73        12        73        12
Interest expense                 (9)      (29)        0        0       0       0        0         0        (9)      (29)
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
TOTAL OTHER INCOME AND
   (EXPENSES)                    (9)      (29)        0        0       0       0       40         5        31       (24)
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
INCOME (LOSS) BEFORE TAXES     (704)     (436)       37      260      17     (63)    (382)     (177)   (1,032)     (416)
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
Income taxes                      0         0         0        0       0       0      (50)        7       (50)        7
                            -------   -------   -------  -------  ------  ------   ------   -------   -------   -------
Net income (loss)           $  (704)  $  (436)  $    37  $   260  $   17  $  (63)  $ (332)  $  (184)  $  (982)  $  (423)
                            =======   =======   =======  =======  ======  ======   ======   =======   =======   =======
Depreciation and
   amortization             $    68   $    51   $     5  $     7  $   14  $   12   $   23   $    27   $   110   $    97
Assets                      $17,088   $15,797   $13,486  $12,961  $2,423  $2,130   $5,946   $11,476   $38,943   $42,364
Expenditures for
   long-lived assets        $    18   $     6   $    14  $     4  $    0  $    0   $   50   $    28   $    81   $    38

      SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - SIX MONTHS ENDED
                               DECEMBER 31, 2005

                                   DREW              SONOMED           VASCULAR     MEDICAL/TREK/EMI         TOTAL
                            -----------------   -----------------  ---------------  ----------------   -----------------
                              2005      2004      2005     2004     2005    2004     2005      2004      2005      2004
                            -------   -------   -------   -------  ------  -------  ------   -------   -------   -------
REVENUES, NET:
Product revenue             $ 7,201   $ 4,754   $ 3,801   $ 3,517  $1,810  $1,416   $  797   $   701   $13,609   $10,388
Other revenue                   144        92         0         0       0       0      990     1,159     1,134     1,251
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
TOTAL REVENUE, NET            7,345     4,846     3,801     3,517   1,810   1,416    1,787     1,860    14,743    11,639
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold            4,469     3,158     1,989     1,698     658     690      512       467     7,628     6,013
Operating expenses            3,840     2,382     1,963     1,402   1,016     823    1,711     1,290     8,530     5,897
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
TOTAL COSTS AND EXPENSES      8,309     5,540     3,952     3,100   1,674   1,513    2,223     1,757    16,158    11,910
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
INCOME (LOSS) FROM
   OPERATIONS                  (964)     (694)     (151)      417     136     (97)    (436)      103    (1,415)     (271)
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
OTHER INCOME AND
   (EXPENSES):
Gain on sale of available
   for sale securities            0         0         0         0       0       0    1,157         0     1,157         0
Equity in OTM                     0         0         0         0       0       0      (51)      (36)      (51)      (36)
Interest income                   0         4         0         0       0       0       78        40        78        44
Interest expense                (20)      (54)        0        29       0      (1)       0         0       (20)      (26)
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
TOTAL OTHER INCOME AND
   (EXPENSES)                   (20)      (50)        0        29       0      (1)   1,184         4     1,164       (18)
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
INCOME (LOSS) BEFORE TAXES     (984)     (744)     (151)      446     136     (98)     748       107      (251)     (289)
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
Income taxes                      0         0         0         0       0       0       16        20        16        20
                            -------   -------   -------   -------  ------  ------   ------   -------   -------   -------
Net income (loss)           $  (984)  $  (744)  $  (151)  $   446  $  136  $  (98)  $  732   $    87   $  (267)  $  (309)
                            =======   =======   =======   =======  ======  ======   ======   =======   =======   =======
Depreciation and
   amortization             $   123   $    97   $    10   $    14  $   34  $   23   $   51   $    55   $   218   $   189
Assets                      $17,088   $15,797   $13,486   $12,961  $2,423  $2,130   $5,946   $11,476   $38,943   $42,364
Expenditures for
   long-lived assets        $   106   $     8   $    14   $    23  $   13  $    7   $   95   $    39   $   227   $    77

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

14.  RELATED-PARTY TRANSACTIONS

     Escalon and a member of the Company's Board of Directors are founding and equal members of OTM. OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through December 31, 2005, Escalon had invested $256,000 in OTM. As of December 31, 2005, Escalon owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company provides administrative support functions to OTM. From inception through December 31, 2005, OTM had revenue of approximately $11,800 and incurred expenses of approximately $190,300. This investment is accounted for under the equity method of accounting and is included in other assets.

     Commencing July 2004, a relative of a senior executive officer of Escalon began providing legal services to the Company in connection with various legal proceedings. Expenditures related to this individual during the three-month periods ended December 2005 and 2004 were approximately $0 and $10,000, respectively. For the six-month periods ended December 2005 and 2004, these expenditures were $0 and 23,062, respectively. Commencing in August 2005, this individual was retained as an employee of the Company.

15.  INTRALASE INITIAL PUBLIC OFFERING

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares as having a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company sold 191,000 shares of IntraLase common stock in May 2005 at $17.9134 per share resulting in net proceeds, after fees and commissions, of $3,411,761. As of June 30, 2005, the Company's remaining 61,535 shares of IntraLase were classified as available-for-sale securities and had a market value of $1,207,317.

     On July 8, 2005, Company sold an additional 58,535 shares of IntraLase common stock at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase at December 31, 2005 are classified as available-for-sale securities and had a market value of $53,490.

16.  MRP GROUP ACQUISITION

     On October 14, 2005, the Company announced that its subsidiary, EMI, signed a letter of intent to acquire substantially all of the assets of MRP Group, Inc. ("MRP") in exchange for 250,000 shares of the Company's common stock and approximately $50,000 in cash. The transaction closed on January 30, 2006. MRP was a privately held ophthalmic technology solutions provider that currently offers two retinal imaging systems and has approximately 200 systems installed at leading medical and retinal care centers. Subsequent to closing, the operating results of MRP will be included in the consolidated results of the Company (commencing in the Company's third quarter of fiscal 2006), and MRP will become part of the Medical/Trek/EMI business unit.

17.  ANKA CO-MARKETING AGREEMENT AND SUBSEQUENT EVENT

     On October 11, 2005 the Company signed a non-exclusive co-marketing agreement with privately held Anka, a provider of web-based connectivity solutions for the ophthalmic physician. Anka's connectivity solutions are used in major eye healthcare centers and provide seamless integration of data from various clinical modalities commonly used in eye healthcare settings. Upon closing of the MRP acquisition, the co-marketing agreement will enable Escalon to jointly market its existing digital imaging hardware and MRP's digital imaging hardware with Anka's connectivity solutions. By integrating the sales and marketing efforts, the alliance should provide economies of operation and a greater market reach. Anka is an early stage privately held company located in the Washington D.C. area.

     In connection with the co-marketing agreement, Company extended a $300,000 loan in October 2005 and an additional loan of $100,000 in January 2006, pursuant to demand notes, to Anka. Under the terms of these notes, repayment is due within six months after written demand or immediately upon an event of default.

     Drew entered into a license agreement with the Institute of Child Health
(ICH) on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter form ICH alleging that Drew has failed to remit certain moneys due under the license agreement and has sought an accounting to determine such amount due. Drew is reviewing this matter with legal counsel and disputes the allegations for nonpayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW - SIX-MONTH PERIOD ENDED DECEMBER 31, 2005

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

     - In connection with the acquisition of Drew, the Company issued 900,000 shares of its common stock during the fiscal year ended June 30, 2005, of which 841,686 shares were issued in the six- month period ended December 31, 2004. The balance of the shares were issued in the six-month period ended June 30, 2005.

     - Product revenue increased approximately 31.0% during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase is primarily related to strong sales in the Company's Drew, Sonomed and Vascular business units. Sales at these business units increased approximately 51.5%, 8.1% and 27.8%, respectively, during the six- month period ended December 31, 2005 when compared to the same period last fiscal year.

     - During July 2005, the Company sold 58,555 shares of IntraLase common stock that had originally been received by the Company in connection with the license of its laser properties to IntraLase in 1997 (see note 15 to the notes to the condensed consolidated financial statements). The stock was sold at $19.8226 per share and yielded net proceeds of $1,157,336 after the payment of brokers' commissions and other fees. The net proceeds were recorded as other income in the six-month period ended December 31, 2005.

     - Other revenue decreased approximately $117,000 or 9.4 % during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The decrease primarily relates to a decrease in royalty payments received from Bauch & Lomb in connection with the Silicone Oil Product line. During the six-month periods ended December 31, 2005 and 2004, approximately 1.4% and 6.5%, respectively, of the Company's revenue was received from the Bauch & Lomb contract, which expired in August 2005. Accordingly, the Company will receive no additional revenue related to this contract. The decrease in royalties from Bauch & Lomb were partially offset by increases in royalties from both IntraLase and Bio Rad.

     - Cost of goods sold as a percentage of product revenue decreased slightly to approximately 56.1% of revenues during the six-month period ended December 31, 2005, as compared to approximately 57.9% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit, while improving in both the three and six-month periods ended December 31, 2005 as compared to the same period in the prior fiscal year, have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the six-month period ended December 31, 2005 decreased to approximately 49.3% of product revenue from approximately 51% in the same period last fiscal year.

     - Operating expenses, increased approximately 44.7% during the six-month period ended December 31, 2005 as compared to the same period in the prior fiscal year. During the six-month period ended December 31, 2005, the Company incurred higher personnel costs to support the growth in the Company's business operations, higher advertising, marketing, travel and trade show costs related to the higher sales volumes and planned integration of the MRP Group product line with the EMI business line, the introduction of new products at Sonomed, the planned introduction of new products in other business units, and the continued emphasis to increase sales, especially in international markets. The MRP Group acquisition closed on January 30, 2006, see note 16 to the condensed consolidated financial statements. Research and development costs also increased to support introductions and planned introductions of new and or enhanced products, especially in the Drew and Sonomed business units. In addition, the Company continues to experience a high amount of legal and accounting fees primarily related to IntraLase litigation costs, increased auditor's fees in proportion to the increase in the Company's size due to the acquisition of Drew and initial costs related to compliance with the Sarbanes-Oxley Act of 2002. While the Company expects these legal, accounting and compliance expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such high levels.

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

     The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this quarterly report and in the Company's other filings with the SEC. In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved.

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

     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems, although such acquisitions or alliances may not occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short-term. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. Escalon loaned approximately $7,949,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. Escalon anticipates that further working capital will likely be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions.

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

     THE COMPANY'S RESULTS FLUCTUATE FROM QUARTER TO QUARTER.

     The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

     - Acquisitions, such as Drew, and subsequent integration of the acquired company, although such acquisitions may not occur;

     - The timing and expense of new product introductions by the Company or its competitors, although the Company might not successfully develop new products and any such new products may not gain market acceptance;

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

     FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

     The Company's business and financial condition will depend in part upon the market acceptance of the Company's products. The Company's products may not achieve market acceptance. Market acceptance depends on a number of factors including:

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

     THE COMPANY NO LONGER RECEIVES REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB WHICH EXPIRED ON AUGUST 12, 2005.

     The Company received approximately 1.4% and 6.5% of its net revenue during the six-month periods ended December 31, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company was entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005. The Company will not receive any future revenue related to the Silicone Oil royalty as the contract expired on August 12, 2005.

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

     The Company has received the necessary FDA approvals for all products that the Company currently markets in the United States. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, FDA revocation would impair the Company's ability to generate funds from operations.

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

     The Company has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. The Company may not be able to obtain regulatory clearances for other products in the United States or foreign markets.

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

     THE COMPANY MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT THE COMPANY TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

     The testing and marketing of the Company's products entails an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries or a failure to diagnose associated with a product defect. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and attention away from the Company's core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company's financial condition and results of operations. The Company's product liability insurance coverage may not continue to be available to the Company in the future on reasonable terms or at all.

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

     In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultra fast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and is no longer developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. See Notes 10, 11 and 15 to Condensed Consolidated Financial Statements for further information. The Company is in dispute with IntraLase over royalty payments owed to the Company. See Part II, Item 1, "Legal Proceedings" and Note 11 of the Notes to Condensed Consolidated Financial Statements for further information.

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

     Through December 31, 2005, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

     The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three and six-month periods ended December 31, 2005 and 2004. Table amounts are in thousands:

                    THREE MONTH PERIOD ENDED       SIX MONTH PERIOD ENDED
                          DECEMBER 31,                  DECEMBER 31,
                   --------------------------   ----------------------------
                    2005     2004    % CHANGE     2005      2004    % CHANGE
                   ------   ------   --------   -------   -------   --------
PRODUCT REVENUE:
Drew               $3,490   $2,841     22.8%    $ 7,201   $ 4,754     51.5%
Sonomed             2,003    1,872      7.0%      3,801     3,517      8.1%
Vascular              886      721     22.9%      1,810     1,416     27.8%
Medical/Trek/EMI      467      308     51.6%        797       701     13.7%
                   ------   ------     ----     -------   -------     ----
TOTAL              $6,846   $5,742     19.2%    $13,609   $10,388     31.0%
                   ======   ======     ====     =======   =======     ====

     Product revenue increased approximately $1,104,000 or 19.2%, to $6,846,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. In the Drew business unit, product revenue increased $649,000 or 22.8% as compared to the same period last fiscal year. The increase is due primarily to the increased sale in the domestic market of diabetics and hematology instruments, which offset a small decrease in international sales of instruments. Sales of instruments increased by approximately $600,000 in the three-month period ended December 31, 2005 as compared to the same period last prior year. Sales of spare parts and reagents and controls, which are used to operate the instruments, were basically unchanged in the period, with sales of spare parts increasing slightly and offsetting a slight decline in the sales of reagents. In the Sonomed business unit, product revenue increased $131,000 or 7.0% as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. In the Vascular business unit, revenue increased $165,000, or 22.9%, to $886,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network and a slight decrease in international sales. The Company terminated its relationship with several of its distributors during the prior fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $159,000 or 51.6%, to $467,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in Trek in OEM revenue from Bausch & Lomb and an increase in EMI in sales of digital imaging systems.

     Product revenue increased approximately $3,221,000 or 31.0%, to $13,609,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. In the Drew business unit, product revenue increased $2,447,000 or 51.5 % as compared to the same period last fiscal year. The increase is due primarily to the increased sale in both domestic and international markets of diabetics and hematology instruments. Sales of instruments increased by approximately $1,700,000 in the six-month period ended December 31, 2005 as compared to the same period last prior year. Sales of spare parts and reagents and controls, which are used to operate the instruments, also increased during the period to support the increase in the installed base of the related instruments. In the Sonomed business unit, product revenue increased $284,000 or 8.1% as compared to the same period last fiscal year The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace. In the Vascular business unit, revenue increased $394,000, or 27.8%, to $1,810,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during the prior fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $96,000 or 13.7%, to $797,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in Trek in OEM revenue from Bausch & Lomb and an increase in EMI in sales of digital imaging systems.

     Other revenue decreased by approximately $131,000, or 22.0 %, to $464,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. The decrease is primarily due to an approximately $339,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company received no royalties in the three-month period ended December 31, 2005 and will receive no future royalties under this agreement. See note 10 of the notes to the condensed consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb. Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew also declined approximately $23,000 to $68,000 due to lower sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision. The decrease in royalties from Bausch & Lomb and Bio-Rad was partially offset by an approximately $231,000 increase in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology. IntraLase royalties increased partially due to a court order amending IntraLase's method of calculating its royalty payments to the Company (see notes 10 and 11 to the condensed consolidated financial statements).

     Other revenue decreased by approximately $117,000, or 9.4%, to $1,134,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The decrease is primarily due to an approximately $552,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company will receive no future royalties under this agreement (See note 10 of the notes to the condensed consolidated financial statements). The decrease in royalties from Bausch & Lomb was partially offset by an approximately $384,000 increase in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology. IntraLase royalties increased partially due to a court order amending IntraLase's method of calculating its royalty payments to the Company (see notes 10 and 11 to the condensed consolidated financial statements). An increase in royalties of approximately $52,000 from Bio-Rad related to an OEM agreement between Bio-Rad and Drew also contributed to partially offsetting the Bausch & Lomb decline.

     The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three and six-month periods ended December 31, 2005 and 2004. Table amounts are in thousands:

                         THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                               DECEMBER 31,                    DECEMBER 31,
                      -----------------------------   -----------------------------
                       2005      %     2004      %     2005      %     2004      %
                      ------   ----   ------   ----   ------   ----   ------   ----
COST OF GOODS SOLD:
Drew                  $2,236   64.1%  $1,903   67.0%  $4,469   62.1%  $3,158   66.4%
Sonomed                1,013   50.6%     839   44.8%   1,989   52.3%   1,698   48.3%
Vascular                 347   39.2%     370   51.3%     658   36.4%     690   48.7%
Medical/Trek/EMI         287   61.5%     225   73.1%     512   64.2%     467   66.6%
                      ------   ----   ------   ----   ------   ----   ------   ----
TOTAL                 $3,883   56.7%  $3,337   58.1%  $7,628   56.1%  $6,013   57.9%
                      ======   ====   ======   ====   ======   ====   ======   ====

     Cost of goods sold totaled approximately $3,883,000, or 56.7% of product revenue, for the three-month period ended December 31, 2005, as compared to $3,337,000 or 58.1% of product revenue for the same period last fiscal year. The increase is primarily due to the corresponding increase in revenues of 19.2%.

     Cost of goods sold in the Drew business unit totaled $2,236,000 or 64.1% of product revenue for the three-month period ended December 31, 2005 as compared to $1,903,000 or 67.0% of product revenue for the same period last fiscal year. The decrease is due to a decrease in material costs resulting from the easing of pre acquisition liquidity constraints at Drew following its acquisition by Escalon and operating efficiencies gained through both manufacturing changes implemented post-acquisition and higher production volumes during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. These benefits were partially offset by a change in product mix, with sales of instruments representing a higher percentage of total sales in current fiscal year period. Instrument sales historically have lower margins than the sales of reagents and controls which are used to operate the instruments.

     Cost of goods sold in the Sonomed business unit totaled $1,013,000 or 50.6% of product revenue for the three-month period ended December 31, 2005 as compared to $839,000 or 44.8% of product revenue for the same period last fiscal year. The primary reason for the increase was an increase in the percentage of sales during the period which were international sales. The Company historically experiences a lower selling price per unit on its international product sales. Cost of goods sold in the Vascular business unit totaled $347,000, or 39.2% of product revenue, for the three-month period ended December 31, 2005 as compared to $370,000, or 51.3% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Medical/Trek/EMI business unit totaled $287,000, or 61.5% of product revenue, during the three-month period ended December 31, 2005 as compared to $225,000, or 73.1% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand.

     Cost of goods sold totaled approximately $7,628,000 or 56.1 % of product revenue, for the six-month period ended December 31, 2005, as compared to $6,013,000 or 57.9% of product revenue for the same period last fiscal year. The increase is primarily due to the corresponding increase in revenues of 31%

     Cost of goods sold in the Drew business unit totaled $4,469,000 or 62.1% of product revenue for the six-month period ended December 31, 2005 as compared to $3,158,000 or 66.4% of product revenue for the same period last fiscal year. The decrease is due to a decrease in material costs resulting from the easing of pre acquisition liquidity constraints at Drew following its acquisition by Escalon and operating efficiencies gained through both manufacturing changes implemented post-acquisition and higher production volumes during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. These benefits were partially offset by a change in product mix, with sales of instruments representing a higher percentage of total sales in current fiscal year period. Instrument sales historically have lower margins than the sales of reagents and controls which are used to operate the instruments.

     Cost of goods sold in the Sonomed business unit totaled $1,989,000 or 52.3% of product revenue for the six-month period ended December 31, 2005 as compared to $1,698,000 or 48.3% of product revenue for the same period last fiscal year. The primary reason for the increase was an increase in the percentage of sales during the period which were international sales. The Company historically experiences a lower selling price per unit on its international product sales. Cost of goods sold in the Vascular business unit totaled $658,000, or 36.4% of product revenue, for the six-month period ended December 31, 2005 as compared to $690,000, or 48.7% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network where the Company generally experiences lower price per unit on its products. Cost of goods sold in the Medical/Trek/EMI business unit totaled $512,000 or 64.2% of product revenue, during the six-month period ended December 31, 2005 as compared to $467,000, or 66.6% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three and six-month periods ended December 31, 2005 and 2004. Table amounts are in thousands:

                          THREE MONTH PERIOD ENDED      SIX MONTH PERIOD ENDED
                                DECEMBER 31,                 DECEMBER 31,
                         --------------------------   --------------------------
                          2005     2004    % CHANGE    2005     2004    % CHANGE
                         ------   ------   --------   ------   ------   --------
MARKETING, GENERAL AND
ADMINISTRATIVE:
Drew                     $1,607   $1,137     41.3%    $3,006   $1,936     55.3%
Sonomed                     614      353     74.1%     1,130      677     67.0%
Vascular                    435      356     22.2%       820      695     18.0%
Medical/Trek/EMI          1,171    1,071      9.4%     2,155    1,798     19.9%
                         ------   ------     ----     ------   ------     ----
TOTAL                    $3,828   $2,917     31.2%    $7,112   $5,106     39.3%
                         ======   ======     ====     ======   ======     ====

     Marketing, general and administrative expenses increased $911,000 or 31.2%, to $3,828,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $470,000, or 41.3%, to $1,607,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel (approximately $267,000) and travel, trade show and advertising costs (approximately $189,000) related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 22.8% increase in product revenue when compared to the corresponding prior year period. Marketing, general and administrative expenses in the Sonomed business unit increased $261,000 or 74.1%, to $614,000 as compared to the same period last fiscal year. Marketing and sales salaries, commissions and other personnel-related expenses, including amounts paid to independent agents utilized primarily in Europe, increased approximately $143,000 as a result of increased headcount related primarily to the Company's goal of increasing international revenues. Sales, meeting and trade show expenses, travel and lodging, and advertising increased by a combined $110,000 related primarily to the focus on growing international sales and the introduction of the Company's new Ultrasound Biomicrosopes instrument ("UMB") which was introduced at the American Academy of Ophthalmology meeting in October 2005. Rent and utilities expense increased $25,000 due to the relocation of Sonomed's facility and the corresponding new lease entered into during fiscal 2005. Marketing, general and administrative expenses in the Vascular business unit increased $79,000 or 22.2%, to $435,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased approximately $35,000 and travel related expenses increased by approximately $35,000 when compared to the prior fiscal period. Both increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year. Marketing, general and administrative expenses in the

Medical/Trek/EMI business unit increased $100,000 or 9.4%, to $1,171,000 as compared to the same period last fiscal year. Legal and sales and marketing expenses and personnel related costs increased by approximately $110,000 and $112,000, respectively. Legal fees increased due to litigation costs with IntraLase. The Company expects these litigation costs will continue to impact earnings in the near term (see note 11 of the notes to the condensed consolidated financial statements for a description of Legal Proceedings). Sales and marketing expenses increased due to cost related to the planned integration of the MRP Group Product line and the EMI product line, and joint marketing of the planned integrated product line with Anka Systems as part of a co-marketing agreement (see notes 6 and 17 to the condensed consolidated financial statements). Partially offsetting these increases was an approximately $100,000 reduction in accounting, investor relations and consulting costs between periods. The decrease was due to the elimination of higher costs incurred in the initial reporting periods following the acquisition of Drew by the Company.

     Marketing, general and administrative expenses increased $2,006,000 or 39.3%, to $7,112,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $1,070,000 or 55.3%, to $3,006,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel (approximately $575,000) and travel, trade show and advertising costs (approximately $285,000) related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 51.5% increase in product revenue when compared to the corresponding prior year period. Marketing, general and administrative expenses in the Sonomed business unit increased $453,000 or 67.0%, to $1,130,000 as compared to the same period last fiscal year. Marketing and sales salaries, commissions and other personnel-related expenses, including amounts paid to independent agents utilized primarily in Europe, increased approximately $250,000 as a result of increased headcount related primarily to the Company's goal of increasing international revenues. Sales, meeting and trade show expenses, travel and lodging, and advertising increased by a combined approximately $156,000 related primarily to the focus on growing international sales and the planned introduction of the Company's new UMB, which was introduced at the American Academy of Ophthalmology meeting in October 2005. Rent and utilities expense increased $45,000 due to the relocation of Sonomed's facility and the corresponding new lease entered into during fiscal 2005. Legal expenses increased by $35,000 primarily due fees incurred to resolve a dispute with a supplier and fees related to researching intellectual property ownership issues for intellectual property currently being evaluated for licensing for use in potential new products. Marketing, general and administrative expenses in the Vascular business unit increased $125,000 or 18.0%, to $820,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased approximately $68,000, travel related expenses increased by approximately $45,000 and the expense for customer samples increased by approximately $13,000 when compared to the prior fiscal period. All of the increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year. Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $357,000 or 19.9%, to $2,155,000 as compared to the same period last fiscal year. Legal and sales and marketing expenses and personnel related costs increased by approximately $200,000 and $103,000, respectively. Legal fees increased due to litigation costs with IntraLase. The Company expects these litigation costs will continue to impact earnings in the near term (see note 11 of the notes to the condensed consolidated financial statements for a description of Legal Proceedings). Sales and marketing expenses increased due to cost related to the planned integration of the MRP Group Product line and the EMI product line, and joint marketing of the planned integrated product line with Anka Systems as part of a co-marketing agreement (see notes 6 and 17 to the condensed consolidated financial statements).

     Research and development expenses increased $187,000 or 39.4%, to $662,000 during the three-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in research and development expenses was attributed higher personnel, consultant and prototype costs related primarily to planned introductions of new and or enhanced products in the Drew and Sonomed business units. In addition, approximately $55,000 of the increase was related to the addition of a senior level person involved in evaluating various technologies for potential use in new products or product enhancements.

     Research and development expenses increased $627,000 or 79.3%, to $1,418,000 during the six-month period ended December 31, 2005 as compared to the same period last fiscal year. The increase in research and development expenses was attributed higher personnel, consultant and prototype costs related primarily to planned introductions of new and or enhanced products in the Drew and Sonomed business units. In addition, approximately $147,000 of the increase was related to the addition of a senior level person involved in evaluating various technologies for potential use in new products or product enhancements.

     Gain on sale of available for sale securities was approximately $1,157,000 in the six-month period ended December 31, 2005. The increase was due to the sale of 58,585 shares of IntraLase common stock in July 2005 (see note 15 of the notes to the condensed consolidated financial statements). There were no sales of available for sale securities during the three-month period ended December 31, 2005.

     Escalon recognized a loss of $33,000 and $7,000 related to its investment in OTM during the three-month periods ended December 31, 2005 and 2004, respectively, and $51,000 and $36,000 for the six-month periods ended December 31, 2005 and 2004, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to the condensed consolidated financial statements).

     Interest income was $72,000 and $12,000 for the three-month periods ended December 31, 2005 and 2004, respectively. The increase was due to higher effective yields on investments in the current three-month period. The higher yields were partially offset by lower average cash balances due the repayment of approximately $6,348,000 of debt in the second quarter of fiscal 2005.

     Interest income was $78,000 and $44,000 for the six-month periods ended December 31, 2005 and 2004, respectively. The increase was due to higher effective yields on investments in the current six-month period. The higher yields were partially offset by lower average cash balances due the repayment of approximately $6,348,000 of debt in the second quarter of fiscal 2005.

     Interest expense was $9,000 and $30,000 for the three-month periods ended December 31, 2005 and 2004, respectively, and $20,000 and $27,000 for the six-month periods ended December 31, 2005 and 2004, respectively. The Company paid off several of its debt facilities to several entities in advance of their maturities during the fiscal year ended June 30, 2005. Additionally, the Company reversed accrued loan commitment fees as a result of the satisfaction of the debt and the release by the lender of those fees. The fees were originally accrued based on contract terms. The increase in interest expense during the three-month period ended December 31, 2005 when compared to the same prior year period is due to the non recurring reversal of loan commitment fees in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended December 31, 2005 are reflected in the following table (in thousands):

                                       DECEMBER 31,   JUNE 30,
                                           2005         2005
                                       ------------   --------
CURRENT RATIO:
Current assets                           $  16,399    $  17,665
Less: Current liabilities                    4,315        4,052
                                         ---------    ---------
WORKING CAPITAL                          $  12,084    $  13,613
                                         =========    =========
CURRENT RATIO                             3.8 TO 1     4.4 TO 1
                                         =========    =========

DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities     $     244    $     230
Long-term debt                                 267          392
                                         ---------    ---------
Total debt                               $     511    $     622
                                         ---------    ---------
Total equity                                33,274       34,519
                                         ---------    ---------
TOTAL CAPITAL                            $  33,785    $  35,141
                                         =========    =========
TOTAL DEBT TO TOTAL CAPITAL                    1.5%         1.8%
                                         =========    =========

     WORKING CAPITAL POSITION

     Working capital decreased approximately $1,529,000 as of December 31, 2005 and the current ratio decreased to 3.8 to 1 from 4.4 to 1 when compared to June 30, 2005. The decrease in working capital was caused primarily by the loss from operations of approximately $1,452,000 and cash used to fund fixed asset additions of approximately $226,000 and a deposit on a license for the right to distribute a new instrument for the Drew business unit of approximately $182,000 during the six-month period ended December 31, 2005. Partially offsetting these uses of working capital were proceeds of approximately $269,000 realized by the Company for the exercise of employee stock options.

     CASH USED IN OPERATING ACTIVITIES

     During the six-month periods ended December 31, 2005 and 2004, the Company used approximately $1,452,000 and $1,588,000 of cash for operating activities. The net decrease in cash used for operating activities of approximately $136,000 for the six-month period ended December 31, 2005 as compared to the same period in the prior fiscal year is due primarily to the following factors:

     - The Company employed significantly less cash to fund working capital requirements during the six months ended December 31, 2005 than it employed in the same period in the prior fiscal year. Total working capital employed was approximately $347,000 and $1,504,000, respectively, during the six-month periods ended December 31, 2005 and 2004, respectively. The decrease is due to the fact that in the prior year period, the Company utilized approximately $1,504,000 in cash to begin to alleviate the liquidity constraints that Drew was experiencing prior to its acquisition by the Company. The cash was utilized to support increases in inventory and receivables and reduce payables and outstanding draws on Drew's line of credit.

     - The reduction in cash utilized to fund working capital was partially offset by a reduction in operating income of approximately $1,144,000 for the six-month period ended December 31, 2005 when compared to the same prior year period.

     CASH FLOWS PROVIDED BY (USED IN) INVESTING AND FINANCING ACTIVITIES

     Cash flows generated by investing activities were approximately $749,000 during the six-month period ended December 31, 2005 and relate primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities (see note 15 to the notes to the condensed consolidated financial statements). Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions of approximately $226,000 and a deposit on a license for the right to distribute a new instrument for the Drew business unit of approximately $182,000. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

     Cash flows provided by financing activities were approximately $157,000 during the six-month period ended December 31, 2005. During the period, the Company made scheduled long-term debt repayments of approximately $111,000. Offsetting the debt repayments was approximately $269,000 received by the Company from the exercise of stock options by employees of the Company.

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

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of December 31, 2005 was $336,000. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of December 31, 2005 was $175,000.

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

     These amounts represents approximately a $113,000 net difference from the amounts reported in the Company's Form 10-Q for the quarter ended December 31, 2004, which has been recorded as an increase in goodwill. The difference is the result of additional facts obtained since the acquisition which impacted the valuation of the assets acquired and liabilities assumed.

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     Escalon was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2005 and 2004.

     The following table presents the Company's contractual obligations as of December 31, 2005 (interest is not included in the table as it is immaterial):

                                           LESS THAN                  5-MAR    MORE THAN
                                TOTAL       1 YEAR      1-3 YEARS     YEARS     5 YEARS
                             ----------   ----------   ----------   --------   ---------
Long-term debt               $  510,999   $  243,738   $  267,260   $      0       $0
Operating lease agreements    2,563,736      828,569    1,164,242    570,925        0
                             ----------   ----------   ----------   --------      ---
TOTAL                        $3,074,735   $1,072,307   $1,431,503   $570,925       $0
                             ==========   ==========   ==========   ========      ===

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of December 31, 2005, Escalon has loaned approximately $7,949,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. Escalon anticipates that further working capital will likely be required by Drew.

     Escalon realized approximately 0.0% and 5.3%, of its net revenue during the three-month periods ended December 31, 2005 and 2004, and approximately 1.4% and 6.5%, of its net revenue during the six-month periods ended December 31, 2005 and 2004, respectively, from Bausch & Lomb's sale of Silicone Oil. This agreement expired in August 2005 and the Company will not receive any future royalties from this contract. Silicone Oil revenue was based on sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision through its expiration date which was August 12, 2005. As there were no costs associated with this revenue, the expiration of the agreement will negatively impact gross margins, operating income and cash flows in future periods. The Company has incurred and anticipates continuing to incur higher than normal legal expenses related primarily to protecting its rights and interests in intellectual property licensed to IntraLase (See Note 11). These higher costs are likely to unfavorably impact operating income and cash flows in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments, consisting primarily of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of December 31, 2005 were fixed at 8.00% on the Texas Mezzanine Fund term debt, and were fixed at 5.00% on the Symbiotics, Inc. term debt. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Company's debt obligations.

                              2006       2007       2008    THEREAFTER     TOTAL
                            --------   --------   -------   ----------   --------
Texas Mezzanine Fund Note   $143,742   $144,127   $48,127     $   0      $335,997
   Interest rate                8.00%      8.00%     8.00%     0.00%
Symbiotics, Inc. Note       $ 99,996   $ 75,006   $     0     $   0      $175,002
   Interest rate                5.00%      5.00%     5.00%     0.00%
                            --------   --------   -------     -----      --------
TOTAL                       $243,738   $219,133   $48,127     $   0      $510,999
                            ========   ========   =======     =====      ========

     EXCHANGE RATE RISK

     During the three-month periods ended December 31, 2005 and 2004, approximately 34% and 35%, respectively, of the Company's consolidated net revenue was derived from international sales. During the six-month periods ended December 31, 2005 and 2004, approximately 35% and 36% of the Company's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2005 and 2004, Drew recorded approximately $441,000 and $874,000 respectively, of revenue denominated in United Kingdom Pounds and $102,000 and $13,000 in Euros, respectively. During the six-month periods ended December 31, 2005 and 2004, Drew recorded approximately $852,000 and $1,350,000, respectively, of revenue denominated in United Kingdom Pounds and $199,000 and $21,000 in Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended December 31, 2005 and 2004, Drew incurred approximately $1,045,000 and $1,313,000, respectively, of expense denominated in United Kingdom Pounds. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the three-month periods ended December 31, 2005 and 2004, these expenses totaled approximately $95,000 and $43,000, respectively. For the six-month periods ended December 31, 2005 and 2004, these expenses totaled approximately $160,000 and $84,000, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. For the three-month periods ended December 31, 2005 and 2004, these expenses totaled approximately $38,000 and $40,000, respectively. For the six-month periods ended December 31, 2005 and 2004, these expenses totaled approximately $77,000and $85,000, respectively.

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

(B)  INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, Escalon and IntraLase entered into a License Agreement wherein Escalon granted IntraLase the exclusive right to use Escalon's laser properties, including patented and non-patented technology, in exchange for shares of IntraLase common stock as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 and, according to a Fourth Amended Registration Right Agreement between Escalon and IntraLase, are now able to be sold. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

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

     Further, the court agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected

IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the Ninth Circuit Court of Appeals. Currently, briefing is scheduled to occur during February and March 2006.

     IntraLase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

In May, 2005, IntraLase also filed a second suit against Escalon in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. On June 3, 2005, after having been served with Escalon's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. Escalon, not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, Escalon filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. The court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by Escalon in Escalon's Delaware Action. Accepting Escalon's arguments for dismissal, the California Court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

     As referenced above, on May 15, 2005, Escalon, not having been served with IntraLase's Second Action, initiated the Delaware Action by filing a Complaint against IntraLase for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement. In the Delaware Action, Escalon seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due Escalon.

     Separately, on April 22, 2005, Escalon, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, Escalon and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case is currently in the discovery stage.

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

     DREW LEGAL PROCEEDINGS

          CARVER LITIGATION-CONNECTICUT ACTION

     On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc., filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury at Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses ("Connecticut Action"). The plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against its co-defendants for indemnification pursuant to the transaction agreements. A bench trial was held in June, 2005. In August, 2005 the court rendered a decision resulting in the court's award of only $76,000 to plaintiffs. CDC Acquisition and IV Diagnostics filed a motion for reconsideration of certain issues ruled upon by the court. The motion was denied. Plaintiffs' counsel filed a motion for attorneys' fees seeking over $181,000. The court granted such motion but awarded only $3,000 to plaintiffs' counsel. On November 1, 2005, CDC Acquisition and IV Diagnostics timely appealed the court's ruling that CDC Acquisitions and IV Diagnostics are liable to the plaintiffs The parties subsequently entered into a settlement as described below.

     CARVER LITIGATION-SOURCE ONE LITIGATION

     On December 30, 2002, Source One, a distributor of CDC Technologies, Inc. filed suit in state court in Minnesota ("Source One Litigation"), later removed to the United States District Court in Minnesota, against CDC Technologies, Edward Carver and CDC Acquisition, Inc. and IV Diagnostics, as successors in interest to CDC Technologies. CDC Acquisition and IV Diagnostics asserted cross-claims against Carver for indemnification. The court granted summary judgment to the plaintiff against defendants and awarded plaintiff approximately $185,000 plus interest and costs. The court also found Carver liable to CDC Acquisition for indemnification. Source One agreed to accept $140,000 from CDC Acquisition in settlement of its claims. CDC Acquisition settled its Source One Litigation indemnification claim against Carver for $75,000.

     CARVER LITIGATION-SETTLEMENT

     In early January 2006, CDC Acquisitions and IV Diagnostics, the former principal shareholders of CDC Technologies, Inc. and the plaintiffs in the Connecticut Action reached an agreement to settle the court award of $76,000 plus $3,000. This includes a payment to Carver by CDC Acquisition and IV Diagnostics of approximately $30,000 and the forgiveness of the remaining amount owed by Carver of $33,332 on the Source One Litigation indemnification discussed above. Further, the settlement does not include indemnification claims CDC Acquisition and IV Diagnostics may have against principal shareholders other than Carver and De Cava in connection with the Source Once litigation.

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

     None during the fiscal quarter ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on November 29, 2005. The following matters were acted upon:

     1. The following persons were elected as Class III directors of the Company, each for a term of three years and until their successors are elected and qualified.

Nominees for Director       For      Against   Withheld
---------------------   ----------   -------   --------
Richard J. DePiano       5,074,046     -0-      113,285
Jay L. Federman M.D.     4,326,848     -0-      860,483

     2. The shareholders voted against an amendment to the Escalon Medical Corp. 2004 Equity Incentive Plan to increase the number of shares available for award under the 2004 Plan by 250,000 shares from 555,000 to 755,000.

  For      Against    Withheld
-------   ---------   --------
339,951   1,590,129     6,710

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

                              ESCALON MEDICAL CORP.
                                  (Registrant)


Date: February 14, 2006                 By: /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief
                                            Executive Officer


Date: February 14, 2006                 By: /s/ Mark H. Karsch
                                            ------------------------------------
                                            Mark H. Karsch
                                            Chief Financial Officer