Form 10QSB
period 2006-03-31
ESCALON MEDICAL CORP
filed 2006-05-15
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

          At April 28, 2006, 6,344,670 shares of common stock were outstanding.

          Transitional Small Business Disclosure format. Yes [ ] No [X]

                              ESCALON MEDICAL CORP.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I.  Financial Statements

         Item 1. Condensed Consolidated Financial Statements                   2

                 Condensed Consolidated Balance Sheets as of March 31, 2006
                 (Unaudited) and June 30, 2005                                 2

                 Condensed Consolidated Statements of Income for the three-
                 and nine-month periods ended March 31, 2006 and 2005
                 (Unaudited)                                                   3

                 Condensed Consolidated Statements of Cash Flows for the
                 nine-month periods ended March 31, 2006 and 2005
                 (Unaudited)                                                   4

                 Condensed Consolidated Statement of Shareholders' Equity
                 for the nine-month periods ended March 31, 2006 and 2005
                 (Unaudited)                                                   5

                 Condensed Consolidated Statement of Other Comprehensive
                 Income (Loss) for the nine-month periods ended March 31,
                 2006 and 2005 (Unaudited)                                     6

                 Notes to the Condensed Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis or Plan of Operation    24

         Item 3. Internal Controls and Disclosure Procedures                  44

Part II. Other Information

         Item 1. Legal Proceedings                                            45

         Item 2. Unregistered Sales of Securities and Use of Proceeds         45

         Item 6. Exhibits                                                     45

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,      JUNE 30,
                                                                       2006           2005
                                                                   ------------   ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                       $  3,154,427   $  5,115,772
   Available for sale securities                                         69,600      1,207,317
   Accounts receivable, net                                           5,180,361      4,752,310
   Inventory, net                                                     6,576,841      5,856,285
   Notes receivable                                                     500,000        100,000
   Other current assets                                                 225,940        633,214
                                                                   ------------   ------------
      TOTAL CURRENT ASSETS                                           15,707,169     17,664,898
                                                                   ------------   ------------
Furniture and equipment, net                                            990,800        911,700
Goodwill                                                             21,253,187     20,166,450
Trademarks and trade names, net                                         620,106        616,906
Patents, net                                                            337,718        402,814
Other intangibles                                                       267,925              0
Other assets                                                            369,152        286,568
                                                                   ------------   ------------
   TOTAL ASSETS                                                    $ 39,546,057   $ 40,049,336
                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $    243,957   $    230,344
   Accounts payable                                                   1,694,137      1,135,680
   Accrued expenses                                                   2,176,494      2,685,670
                                                                   ------------   ------------
      TOTAL CURRENT LIABILITIES                                       4,114,588      4,051,694
                                                                   ------------   ------------
Long-term debt, net of current portion                                  224,729        391,793
Accrued post-retirement benefits                                      1,087,000      1,087,000
                                                                   ------------   ------------
   TOTAL LIABILITIES                                                  5,426,317      5,530,487
                                                                   ------------   ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued Common stock, $0.001 par value; 35,000,000 share authorized; 6,344,670 and 5,963,477 issued and
   outstanding at March 31, 2006 and June 30, 2005, respectively          6,345          5,964
Common stock warrants                                                 1,601,346      1,601,346
Additional paid-in capital                                           65,699,370     63,898,190
Retained earnings                                                   (32,980,166)   (32,136,487)
Accumulated other comprehensive (loss) income                          (207,155)     1,149,836
                                                                   ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                                        34,119,740     34,518,849
                                                                   ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 39,546,057   $ 40,049,336
                                                                   ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          MARCH 31,                  MARCH 31,
                                                   -----------------------   -------------------------
                                                      2006         2005          2006          2005
                                                   ----------   ----------   -----------   -----------
NET REVENUES:
Product revenue                                    $7,286,704   $6,246,836   $20,895,553   $16,648,739
Other revenue                                         553,054      982,241     1,687,365     2,233,987
                                                   ----------   ----------   -----------   -----------
REVENUES, NET                                       7,839,758    7,229,077    22,582,918    18,882,726
                                                   ----------   ----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of goods sold                               4,382,268    2,998,745    12,010,652     9,019,701
   Research and development                           717,920      463,808     2,135,950     1,257,132
   Marketing, general and administrative            3,283,722    2,938,673    10,395,612     8,050,678
                                                   ----------   ----------   -----------   -----------
      TOTAL COSTS AND EXPENSES                      8,383,910    6,401,226    24,542,214    18,327,511
                                                   ----------   ----------   -----------   -----------
(LOSS) INCOME FROM OPERATIONS                        (544,152)     827,851    (1,959,296)      555,215
                                                   ----------   ----------   -----------   -----------
OTHER (EXPENSE) AND INCOME:
   Gain on sale of available for sale securities            0            0     1,157,336             0
   Equity in Ocular Telehealth Management, LLC        (18,508)     (13,632)      (69,972)      (49,942)
   Interest income                                     33,974        9,166       111,698        53,607
   Interest expense                                   (27,515)     (15,915)      (47,421)      (42,534)
                                                   ----------   ----------   -----------   -----------
      TOTAL OTHER (EXPENSE) AND INCOME                (12,049)     (20,381)    1,151,641       (38,869)
                                                   ----------   ----------   -----------   -----------
NET (LOSS) INCOME BEFORE TAXES                       (556,201)     807,470      (807,655)      516,346
                                                   ----------   ----------   -----------   -----------
Provision for income taxes                             20,024       63,912        36,024        83,938
                                                   ----------   ----------   -----------   -----------
NET (LOSS) INCOME                                  $ (576,225)  $  743,558   $  (843,679)  $   432,408
                                                   ==========   ==========   ===========   ===========
BASIC NET (LOSS) INCOME PER SHARE                  $   (0.092)  $    0.125   $    (0.138)  $     0.075
                                                   ==========   ==========   ===========   ===========
DILUTED NET (LOSS) INCOME PER SHARE                $   (0.092)  $    0.119   $    (0.138)  $     0.069
                                                   ==========   ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC                     6,255,665    5,932,920     6,091,938     5,787,753
                                                   ==========   ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED                   6,255,665    6,251,847     6,091,938     6,238,515
                                                   ==========   ==========   ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED MARCH 31,
                                                             ---------------------------
                                                                 2006          2005
                                                             -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                            $  (843,679)  $    432,408
Adjustments to reconcile net (loss) income to net cash
   (used in) operating activities:
   Depreciation and amortization                                 338,829        316,913
   Abandonment of leashold improvement                                 0         11,057
   Gain on sale of available for sale securities              (1,157,336)             0
   Loss on Ocular Telehealth Management, LLC                      69,972         49,942
   Change in operating assets and liabilities:
      Accounts receivable, net                                  (428,051)      (750,816)
      Inventory, net                                            (795,026)    (1,377,461)
      Other current and long-term assets                          38,087       (340,351)
      Accounts payable, accrued and other liabilities             24,281       (826,531)
                                                             -----------   ------------
         NET CASH (USED IN) OPERATING ACTIVITIES              (2,752,923)    (2,484,839)
                                                             -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Drew, net of cash acquired                              0       (936,238)
   Purchase of MRP                                               (47,060)             0
   Proceeds from the sale of available for sale securities     1,157,336              0
   Investment in Ocular Telehealth Management, LLC                     0       (256,000)
   Purchase of distribution rights                              (181,856)             0
   Purchase of fixed assets                                     (295,027)       (98,990)
                                                             -----------   ------------
      NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES        633,393     (1,291,228)
                                                             -----------   ------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit borrowing                                            0     (1,907,948)
   Line of credit repayment                                            0     (4,374,481)
   Principal payments on term loans                             (153,451)             0
   Issuance of common stock - stock options                      296,254         29,782
                                                             -----------   ------------
      NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES        142,803     (6,252,647)
                                                             -----------   ------------
      Effect of exchange rate changes on cash and cash
         equivalents                                              15,381        (58,465)
                                                             -----------   ------------
      NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,961,345)   (10,087,179)
                                                             -----------   ------------
Cash and cash equivalents, beginning of period                 5,115,772     12,601,971
                                                             -----------   ------------
Cash and cash equivalents, end of period                     $ 3,154,427   $  2,514,792
                                                             ===========   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                $    47,121   $    234,781
                                                             ===========   ============
Income taxes paid                                            $    43,460   $    394,469
                                                             ===========   ============
Issuance of common stock for Drew acquisition                $         0   $  7,190,355
                                                             ===========   ============
Issuance of common stock for MRP acquisition                 $ 1,427,500   $          0
                                                             ===========   ============
(Decrease)/increase in unrealized appreciation on
   available for sale securities                             $(1,137,717)  $  4,227,436
                                                             ===========   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                                                                   ACCUMULATED
                                      COMMON STOCK        COMMON      ADDITIONAL                      OTHER           TOTAL
                                   ------------------      STOCK       PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT    WARRANTS      CAPITAL        DEFICIT     INCOME (LOSS)       EQUITY
                                   ---------   ------   ----------   -----------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2005           5,963,477   $5,964   $1,601,346   $63,898,190   $(32,136,487)   $ 1,149,836     $34,518,849
Net (loss)                                          0            0             0       (843,679)             0        (843,679)
Exercise of stock options            131,193      131            0       296,123              0              0         296,254
Purchase of assets of MRP            250,000      250                  1,427,250                                     1,427,500
Income tax benefit from exercise
   of stock options                                                       77,807                                        77,807
Change in unrealized gains on                                                                                                0
   available for sale securities                    0            0             0              0     (1,137,717)     (1,137,717)
Foreign currency translation                        0            0             0              0       (219,274)       (219,274)
                                   ---------   ------   ----------   -----------   ------------    -----------     -----------
BALANCE AT MARCH 31, 2006          6,344,670   $6,345   $1,601,346   $65,699,370   $(32,980,166)   $  (207,155)    $34,119,740
                                   =========   ======   ==========   ===========   ============    ===========     ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                   ----------------------------   ---------------------------
                                         2006         2005             2006         2005
                                      ---------   -----------      -----------   ----------
Net income (loss)                     $(576,225)  $   743,558      $  (843,679)  $  432,408
Change in unrealized gains on
   available for sale securities         16,110    (1,702,086)      (1,137,716)   4,227,436
Foreign currency translation           (127,340)      (28,480)        (219,324)     (83,683)
                                      ---------   -----------      -----------   ----------
COMPREHENSIVE (LOSS) INCOME           $(687,455)  $  (987,008)     $(2,200,719)  $4,576,161
                                      =========   ===========      ===========   ==========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company." Escalon's subsidiaries include Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI") and Drew Scientific Group, Plc ("Drew"), including its subsidiaries. All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

     The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA") or other regulatory authorities. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

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

2.   ACQUISITIONS

     DREW ACQUISITION

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. The results of Drew's operations have been included in the consolidated financial statements, and the Company has been operating Drew as an additional business unit since July 23, 2004.

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

     The Company accounted for the purchase under FAS 141. Under FAS 141, the Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets. The Company acquired Drew as part of its strategy to diversify its business into the diagnostic medical devices market. Drew afforded the Company a combined capital equipment product with a continuing revenue stream product in the form of disposables. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed. The Company engaged a third-party to value the assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values were based on expected discounted cash flows, current replacement cost or other techniques as deemed appropriate.

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

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                             MARCH 31,                  MARCH 31,
                                      -----------------------   -------------------------
                                         2006         2005          2006          2005
                                      ----------   ----------   -----------   -----------
Revenues, net                         $7,839,758   $7,229,077   $22,582,918   $18,882,726
Cost of goods sold                     4,382,268    2,998,745    12,010,652     9,019,701
                                      ----------   ----------   -----------   -----------
GROSS PROFIT                           3,457,490    4,230,332    10,572,266     9,863,025
                                      ----------   ----------   -----------   -----------
Operating expenses                     4,001,642    3,402,481    12,531,562     9,307,810
Other (expense) and income               (12,049)     (20,381)    1,151,641       (38,869)
                                      ----------   ----------   -----------   -----------
NET (LOSS) INCOME BEFORE TAXES          (556,201)     807,470      (807,655)      516,346
                                      ----------   ----------   -----------   -----------
Provision for income taxes                20,024       63,912        36,024        83,938
                                      ----------   ----------   -----------   -----------
NET (LOSS) INCOME                     $ (576,225)  $  743,558   $  (843,679)  $   432,408
                                      ==========   ==========   ===========   ===========

BASIC NET (LOSS) INCOME PER SHARE     $   (0.092)  $    0.125   $    (0.138)  $     0.075
                                      ==========   ==========   ===========   ===========
DILUTED NET (LOSS) INCOME PER SHARE   $   (0.092)  $    0.119   $    (0.138)  $     0.069
                                      ==========   ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC        6,255,665    5,932,920     6,091,938     5,787,753
                                      ==========   ==========   ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED      6,255,665    6,251,847     6,091,938     6,238,515
                                      ==========   ==========   ===========   ===========

     MRP ACQUISITION

     On January 30, 2006 EMI acquired substantially all of the assets of MRP Group, Inc. ("MRP") in exchange for 250,000 shares of the Company's common stock and approximately $47,000 in cash. The MRP business consists of ophthalmic technology solutions offering two retinal imaging systems. Approximately 200 of these systems have been installed at leading medical and retinal care centers. The operating results of MRP are included as part of the Medical/Trek/EMI business unit as of January 30, 2006.

     The Company accounted for the purchase under FAS 141. Under FAS 141, the Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired to obtain a leading edge technology platform in the digital imaging marketplace. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill in the amount of $1,086,737. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. The Company will have 12 months from the closing of the acquisition to finalize the valuation. Business unit disclosures and pro forma statement of operations data for 2006 and 2005 do not include MRP operations and assets as they are not material in relation to the consolidated financial statements.

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

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            MARCH 31,               MARCH 31,
                                                      --------------------   -----------------------
                                                         2006       2005         2006         2005
                                                      ---------   --------   -----------   ---------
Net (loss) income, as reported                        $(576,225)  $743,558   $  (843,679)  $ 432,408
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects          (288,848)   (75,442)   (1,077,870)   (435,802)
                                                      ---------   --------   -----------   ---------
PRO FORMA NET (LOSS) INCOME                           $(865,073)  $668,116   $(1,921,549)  $ (3,394)
                                                      =========   ========   ===========   =========
(LOSS) EARNINGS PER SHARE:
BASIC - AS REPORTED                                   $  (0.092)  $  0.125   $    (0.138)  $   0.075
                                                      =========   ========   ===========   =========
BASIC - PRO FORMA                                     $  (0.138)  $  0.113   $    (0.315)  $  (0.001)
                                                      =========   ========   ===========   =========
DILUTED - AS REPORTED                                 $  (0.092)  $  0.119   $    (0.138)  $   0.069
                                                      =========   ========   ===========   =========
DILUTED - PRO FORMA                                   $  (0.138)  $  0.107   $    (0.315)  $  (0.001)
                                                      =========   ========   ===========   =========

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting periods. No options were granted during the three-month period ending March 31, 2006.

     In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised
2004), "Share-Based Payments" SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. The Company is a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company will be required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

4.   EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            MARCH 31,                 MARCH 31,
                                                     -----------------------   -----------------------
                                                        2006         2005         2006         2005
                                                     ----------   ----------   ----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
NET (LOSS) INCOME                                    $ (576,225)  $  743,558   $ (843,679)  $  432,408
                                                     ----------   ----------   ----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares                 6,255,665    5,932,920    6,091,938    5,787,753
Effect of dilutive securities:
   Stock options and warrants                                 0      295,470            0      427,305
   Shares reserved for future exchange                        0       23,457            0       23,457
                                                     ----------   ----------   ----------   ----------
DENOMINATOR FOR DILUTED EARNINGS PER
   SHARE - WEIGHTED AVERAGE AND ASSUMED CONVERSION    6,255,665    6,251,847    6,091,938    6,238,515
                                                     ----------   ----------   ----------   ----------
BASIC (LOSS) EARNINGS PER SHARE                      $   (0.092)  $    0.125   $   (0.138)  $    0.075
                                                     ==========   ==========   ==========   ==========
DILUTED (LOSS) EARNINGS PER SHARE                    $   (0.092)  $    0.119   $   (0.138)  $    0.069
                                                     ==========   ==========   ==========   ==========

     The impact of dilutive securities were omitted from the earnings per share calculation in 2006 as they would reduce the loss per share (anti-dilutive).

5.   INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                       MARCH 31,     JUNE 30,
                          2006         2005
                      -----------   ----------
                      (UNAUDITED)
Raw materials         $4,000,651    $3,476,493
Work in process          805,877       473,252
Finished goods         2,061,981     2,073,208
                      ----------    ----------
                       6,868,509     6,022,953
                      ----------    ----------
Valuation allowance     (291,668)     (166,668)
                      ----------    ----------
TOTAL INVENTORY       $6,576,841    $5,856,285
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

     In connection with a co-marketing agreement with Anka Systems, Inc. ("Anka"), in October 2005, the Company extended a $400,000 loan to Anka (See note 16). Anka is an early stage privately held company. Under the terms of this note, repayment is due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the note.

7.   INTANGIBLE ASSETS

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $237,754 and $188,649 at March 31, 2006 and June 30, 2005, respectively. Amortization expense for the three-month periods ended March 31, 2006 and 2005 was $25,652 and $26,478, respectively. Amortization expense for the nine-month periods ended March 31, 2006 and 2005 was $76,500 and $89,615, respectively.

     The aggregate amortization expense for each of the next five years for patents is estimated to be approximately $70,000 per year for each of the next five fiscal years.

     COVENANT NOT TO COMPETE AND CUSTOMER LIST

     The Company recorded the value of a covenant not to compete and a customer list as intangible assets as part of the acquisition of MRP (See note 2). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $9,232 and $0 at March 31, 2006 and June 30, 2005, respectively. Amortization expense for the three and nine-month periods ended March 31, 2006 and 2005 was $9,232 and $0, respectively.

     GOODWILL, TRADEMARKS AND TRADE NAMES

     Goodwill, trademarks and trade names represent intangible assets obtained from Escalon Opthalmics ("EOI"), Endologix, Inc. ("Endologix"), Sonomed, MRP (See note 2) and Drew acquisitions. Goodwill represents the excess of purchase price over the fair market value of net assets acquired.

     In accordance with SFAS 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business unit. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets did not exceed their fair values and therefore were not impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, will be recorded as a charge against income from operations.

     The following table presents unamortized intangible assets by business unit as of March 31, 2006 and June 30, 2005:

                     MARCH 31,
                       2006       JUNE 30, 2005
                   NET CARRYING    NET CARRYING
                      AMOUNT          AMOUNT
                   ------------   -------------
                    (UNAUDITED)
GOODWILL
Sonomed             $ 9,525,550    $ 9,525,550
Drew                  9,574,655      9,574,655
Vascular                941,218        941,218
Medical/Trek/EMI      1,211,764        125,027
                    -----------    -----------
TOTAL               $21,253,187    $20,166,450
                    ===========    ===========

                                   MARCH 31,
                                     2006       JUNE 30, 2005
                                 NET CARRYING    NET CARRYING
                                    AMOUNT          AMOUNT
                                 ------------   -------------
                                  (UNAUDITED)
UNAMORTIZED INTANGIBLE ASSETS
Sonomed                            $616,906        $616,906
Medical/Trek/EMI                      3,200               0
                                   --------        --------
TOTAL                              $620,106        $616,906
                                   ========        ========

     The following table presents amortized intangible assets by business unit as of March 31, 2006:

                                                                   ADJUSTED
                                           GROSS                     GROSS
                                          CARRYING                 CARRYING    ACCUMULATED   NET CARRYING
                                           AMOUNT     IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
                                        -----------   ----------   --------   ------------   ------------
                                        (UNAUDITED)
AMORTIZED INTANGIBLE ASSETS PATENTS
Drew                                      $273,246        $0       $273,246    $ (74,936)      $198,310
Vascular                                    36,925         0         36,925      (13,843)        23,082
Medical/Trek/EMI                           265,301         0        265,301     (148,975)       116,326
                                          --------       ---       --------    ---------       --------
TOTAL                                     $575,472        $0       $575,472    $(237,754)      $337,718
                                          ========       ===       ========    =========       ========
CUSTOMER LIST/COVENANT NOT TO COMPETE
Medical/Trek/EMI                          $277,157        $0       $277,157    $  (9,232)      $267,925
                                          --------       ---       --------    ---------       --------
TOTAL                                     $277,157        $0       $277,157    $  (9,232)      $267,925
                                          ========       ===       ========    =========       ========

     The following table presents amortized intangible assets by business unit as of June 30, 2005:

                                                              ADJUSTED
                                        GROSS                   GROSS
                                      CARRYING                CARRYING    ACCUMULATED   NET CARRYING
                                       AMOUNT    IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
                                      --------   ----------   --------   ------------   ------------
AMORTIZED INTANGIBLE ASSETS PATENTS
Drew                                  $297,246       $0       $297,246    $ (55,908)      $241,338
Vascular (pending issuance)             36,916        0         36,916            0         36,916
Medical/Trek/EMI                       257,301        0        257,301     (132,741)       124,560
                                      --------      ---       --------    ---------       --------
TOTAL                                 $591,463       $0       $591,463    $(188,649)      $402,814
                                      ========      ===       ========    =========       ========

8.   ACCRUED EXPENSES

     The following table presents accrued expenses as of March 31, 2006 and June 30, 2005:

                          MARCH 31,     JUNE 30,
                            2006          2005
                         ----------   -----------
                         (UNAUDITED)
Accrued compensation     $1,035,240   $1,276,639
Warranty accruals           321,244      201,413
Severance accruals                0      195,213
Legal accruals              221,369      251,000
Other accruals              598,641      761,355
                         ----------   ----------
TOTAL ACCRUED EXPENSES   $2,176,494   $2,685,620
                         ==========   ==========

     Severance accruals as of March 31, 2006 and June 30, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the acquisition of Drew.

     In addition to normal accruals, other accruals as of March 31, 2006 and June 30, 2005 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.

     Accrued compensation as of March 31, 2006 and June 30, 2005 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.

9.   LINE OF CREDIT AND LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of March 31, 2006 and June 30, 2005, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $318,683 and $405,471 as of March 31, 2006 and June 30, 2005, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5% per annum. The outstanding balance of this note was $150,003 and $216,666 as of March 31, 2006 and June 30, 2005, respectively.

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of March 31, 2006:

TWELVE MONTHS
    ENDING        TEXAS
  MARCH 31,     MEZZANINE   SYMBIOTICS      TOTAL
-------------   ---------   ----------   -----------
                                         (UNAUDITED)
2006             $143,961    $ 99,996       243,957
2007              159,647      50,007       209,654
2008               15,075           0        15,075
2009                    0           0             0
2010                    0           0             0
                 --------    --------      --------
TOTAL            $318,683    $150,003       468,686
                 ========    ========      ========
                Current portion of
                   long-term debt           243,957
                                           --------
                Long-term portion          $224,729
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

     (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's laser technology; and

     (3)  Royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     For the three-month periods ended March 31, 2006 and 2005, Silicone Oil revenue totaled $0 and $364,000, respectively, IntraLase royalties totaled $468,771 and $567,000, respectively, and the Bio-Rad royalties totaled $84,283 and $51,000, respectively. For the nine-month periods ended March 31, 2006 and 2005, Silicone Oil revenue totaled $203,124 and $1,119,000, respectively, IntraLase royalties totaled $1,255,865 and $970,000, respectively, and the Bio-Rad royalties totaled $228,376 and $144,000, respectively. Accounts receivable as of March 31, 2006 and June 30, 2005 related to other revenue was approximately $18,155 and $364,000, respectively.

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

- Royalty payments will be made depending on the volume of diagnostic tests provided by Bio-Rad. If fewer than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will pay an estimated monthly royalty and within 45 days of the end of the quarter will make final settlement upon the actual number of tests.

     While the OEM Agreement, as amended by the Eighth Amendment, expired on May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

11.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of March 31, 2006 are as follows:

                          LEASE
TWELVE MONTHS ENDING   OBLIGATIONS
--------------------   -----------
                       (UNAUDITED)
2006                    $ 811,790
2007                      466,051
2008                      297,295
2009                      290,686
2010                      303,923
Thereafter                193,547
                        ----------
TOTAL                   $2,363,292
                        ==========

     Rent expense charged to operations during the three-month periods ended March 31, 2006 and 2005 was $234,557 and $231,608, respectively. Rent expense charged to operations during the nine-month periods ended March 31, 2006 and 2005 was $692,188 and $640,190, respectively.

     CONTINGENCIES

     ROYALTY AGREEMENT: CLINICAL DIAGNOSTICS SOLUTIONS

     Drew and Clinical Diagnostics Solutions, Inc. ("CDS") entered into a Private Label/Manufacturing Agreement dated April 1, 2002, as amended and restated on November 9, 2005, for the right to sell formulations or products of CDS, including reagents, controls and calibrators ("CDS products"), on a private label basis. The agreement has a term of 15 years, may be terminated by Drew at any time with 18 months written notice, and if not terminated automatically renews year-to-year thereafter. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew's United Kingdom facility.

     INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, the Company and IntraLase entered into a License Agreement wherein the Company granted IntraLase the exclusive right to use the Company's laser properties, including patented and non-patented technology, in exchange for shares of IntraLase common stock as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 and, according to a Fourth Amended Registration Right Agreement between the Company and IntraLase, were able to be sold. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

     On June 10, 2004, the Company gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that the Company believed were due under the License Agreement. On June 21, 2004, IntraLase sought a preliminary injunction and temporary restraining order with the United States District Court for the Central District of California, Southern District against the Company to prevent termination of the License Agreement. Contemporaneously, IntraLase filed an action for declaratory relief asking the court to validate its interpretation of certain terms of the License Agreement relating to the amount of royalties owed to the Company ("First Action"). The parties mutually agreed to the entry of a temporary restraining order, which was entered by the court shortly thereafter. At the close of discovery, IntraLase and the Company filed cross-motions for summary judgment. On May 5, 2005, the District Court, having ruled on such motions, entered judgment in the First Action.

     The court, in ruling on the parties' cross-motions for summary judgment, did not agree with IntraLase's interpretation of certain terms and declared that, under the terms of the License Agreement, IntraLase must pay the Company royalties on revenue from maintenance contracts and one-year warranties. Further, the court rejected IntraLase's argument that it is entitled to deduct the value of non-patented components of its ophthalmic products, which it sells as an integrated unit, from the royalties due the Company. Non-patented components of the products include computer monitors, joysticks, keyboards, universal power supplies, microscope assemblies, installation kits and syringes. In addition, the court rejected IntraLase's assertion that accounts receivable are not "consideration received" under the License Agreement and expressly ruled that IntraLase must pay the Company royalties on IntraLase's accounts receivable. The court also held that IntraLase must give the Company an accounting of third-party royalties. The court agreed with IntraLase that it is not required to pay royalties on research grants.

     The court also agreed with the Company in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the License Agreement holding that the effective date of the License Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the Ninth Circuit Court of Appeals. The briefing schedule was extended, and briefing is now scheduled to occur during July and August, 2006.

     IntraLase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid the amounts due to the Company based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

     In May 2005, IntraLase filed a second suit against the Company in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to the Company and a declaration concerning Escalon's audit rights under the License Agreement. On June 3, 2005, after having been served with the Company's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. The Company not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, the Company filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. On January 11, 2006, the California Court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by the Company in Escalon's Delaware Action. Accepting the Company's arguments for dismissal, the California Court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

     As noted above, on May 15, 2005, the Company not having been served with IntraLase's Second Action, initiated the Delaware Action by filing a Complaint against IntraLase for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement. In the Delaware Action, the Company seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the License Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due the Company.

     On February 21, 2006, the Company again gave IntraLase notice of the Company's intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that the Company believed were due under the License Agreement as well as IntraLase's refusal to permit Escalon to inspect IntraLase's records and books of account in accordance with paragraph 5.3 of the License Agreement.

IntraLase has steadfastly refused to permit inspections reasonably requested by the Company to audit IntraLase's records and books of account and, instead, conditions any inspection by the Company's auditors on unreasonable and unnecessary confidentiality restrictions and unilateral limitations on the scope of records and books of account that would be made available for inspection to the Company. On the same day, the Company filed its First Amended Complaint in the Delaware Action adding to its pending claims a claim for declaratory relief wherein Escalon seeks a judgment declaring that the License Agreement terminated fifteen days after IntraLase received the Company's notice of defaults and intent to terminate and failed to cure those defaults.

     On February 28, 2006, the Company agreed to suspend the cure periods applicable to the alleged breaches set out in its February 21, 2006 letter while the Company and IntraLase are engaged in mediation efforts. By order dated March 21, 2006, the Delaware Action was stayed while the Company and IntraLase prepared for mediation. On May 5, 2006, mediation took place before Vice Chancellor Donald F. Parsons, Jr. of the Delaware Court of Chancery, pursuant to Chancery Court Rule 174. The mediation was unsuccessful. The Delaware Action will proceed, and the applicable cure periods will begin to run, ten days after the Court of Chancery enters an order lifting the stay.

     Separately, on April 22, 2005, the Company as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, EHI, as the record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, the Company and EHI filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case is currently in the discovery stage. By order dated March 21, 2006, the 220 Case was stayed while the parties prepared for and proceeded to the unsuccessful mediation of the Delaware Action. The 220 Case will now proceed ten days after the Court of Chancery enters an order lifting the stay.

     The Company is cognizant of the legal expenses and costs associated with the IntraLase matter. The Company, however, is taking all necessary and appropriate actions to protect its rights and interests under the License Agreement. The Company expects expenses associated with this litigation to adversely impact earnings in the near term. The Company believes that IntraLase has sufficient funds to support such payments based on its filings with the SEC and filings in connection with the First Action.

     DREW LEGAL PROCEEDINGS

          CARVER LITIGATION-CONNECTICUT ACTION

     On December 17, 2002, Edward Carver, David DeCava and Diane Carver, former principal shareholders of CDC Technologies, Inc. ("CDC Technologies"), filed a complaint in the State of Connecticut, Superior Court, Judicial District of Waterbury against CDC Acquisition, IV Diagnostics and certain other principal shareholders of CDC Technologies seeking a total of approximately $420,000 for, among other things, repayment of loans made to CDC Technologies, payment of past wages and reimbursement of business expenses ("Connecticut Action"). The plaintiffs' claims arose out of a certain asset purchase for stock transaction in which CDC Acquisition, a wholly owned subsidiary of Drew, acquired the assets of CDC Technologies and IV Diagnostics. CDC Acquisition and IV Diagnostics, also a subsidiary of Drew, asserted counterclaims against the plaintiffs for, among other things, breach of fiduciary duty, unfair trade and conversion. In addition, CDC Acquisition and IV Diagnostics asserted cross-claims against the other principal shareholders of CDC Technologies for indemnification pursuant to the transaction agreements. A bench trial was held in June 2005. In August 2005 the court rendered a decision resulting in the court's award of only $76,000 to plaintiffs. CDC Acquisition and IV Diagnostics filed a motion for reconsideration of certain issues ruled upon by the court. The motion was denied. Plaintiffs' counsel filed a motion for attorneys' fees seeking over $181,000. The court granted such motion but awarded only $3,000 to plaintiffs' counsel. On November 1, 2005, CDC Acquisition and IV Diagnostics timely appealed the court's ruling that CDC Acquisitions and IV Diagnostics are liable to the plaintiffs. CDC Acquisitions and IV Diagnostics and the plaintiffs in the Connecticut Action have tentatively resolved their disputes. The Company will pay approximately $81,000 to plaintiffs. The

Company's claims against certain of the former principal shareholders of CDC Technologies, Inc. remain pending.

          CARVER LITIGATION-SOURCE ONE LITIGATION

     On December 30, 2002, Source One, a distributor of CDC Technologies filed suit in state court in Minnesota ("Source One Litigation"), later removed to the United States District Court in Minnesota, against CDC Technologies, Edward Carver and CDC Acquisition, Inc. and IV Diagnostics, as successors in interest to CDC Technologies. CDC Acquisition and IV Diagnostics asserted cross-claims against Carver for indemnification of the amount of the judgment. The court granted summary judgment to the Source One against defendants and awarded Source One approximately $185,000 plus interest and costs. The court also found Carver liable to CDC Acquisition for indemnification of the amount of the judgment. Source One agreed to accept $140,000 from CDC Acquisition in settlement of its claims. CDC Acquisition settled its Source One Litigation indemnification claim against Carver for $75,000.

          INSTITUTE OF CHILD HEALTH

     Drew entered into a license agreement with the Institute of Child Health ("ICH") on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew has failed to remit certain moneys due under the license agreement and has sought an accounting to determine such amount due. Drew is reviewing this matter with legal counsel and disputes the allegations for nonpayment.

          DREW CORPORATE REORGANIZATION

     During the reorganization of Drew's corporate structure, Drew had several bank accounts for $330,809 not immediately available for withdrawal from a bank in the United Kingdom. The Company anticipates that the funds will be available for release by the bank on May 19, 2006.

     OTHER LEGAL PROCEEDINGS

     The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company's business, financial condition or results of operations.

12.  SEGMENTAL INFORMATION

     During the three- and nine-month periods ended March 31, 2006 and 2005, the Company operations were classified into four principal reportable business units that provide different products or services. Drew became a reportable business unit following its acquisition by the Company on July 23, 2004.

     Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

     SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED
                                 MARCH 31, 2006

                                      DREW            SONOMED         VASCULAR     MEDICAL/TREK/EMI        TOTAL
                                ---------------  ----------------  --------------  ----------------  ----------------
                                  2006    2005     2006     2005    2006    2005     2006     2005     2006    2005
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
REVENUES, NET:
Product revenue                 $ 3,870  $3,006  $ 2,001  $ 1,977  $  893  $  830   $  522  $   434  $ 7,286  $ 6,247
Other revenue                        84      51        0        0       0       0      469      931      553      982
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
TOTAL REVENUE, NET                3,954   3,057    2,001    1,977     893     830      991    1,365    7,839    7,229
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
COSTS AND EXPENSES:
Cost of goods sold                2,622   1,700      966      662     447     379      348      258    4,383    2,999
Operating expenses                1,923   1,537      839      746     487     389      753      730    4,002    3,402
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
TOTAL COSTS AND EXPENSES          4,545   3,237    1,805    1,408     934     768    1,101      988    8,385    6,401
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
(LOSS) INCOME FROM OPERATIONS      (591)   (180)     196      569     (41)     62     (110)     377     (546)     828
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available for
   sale securities                    0       0        0        0       0       0        0        0        0        0
Equity in OTM                         0       0        0        0       0       0      (19)     (14)     (19)     (14)
Interest income                       0       0        0        0       0       0       34        9       34        9
Interest expense                    (26)    (15)       0      (29)      0       0        0       29      (26)     (15)
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
TOTAL OTHER (EXPENSE) AND
   INCOME                           (26)    (15)       0      (29)      0       0       15       24      (11)     (20)
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
(LOSS) AND INCOME BEFORE TAXES     (617)   (195)     196      540     (41)     62      (95)     401     (557)     808
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
Income taxes                          0       0       14        0       0       0        6       64       20       64
                                -------  ------  -------  -------  ------  ------   ------  -------  -------  -------
NET (LOSS) INCOME               $  (617) $ (195) $   182  $   540  $  (41) $   62   $ (101) $   337  $  (577) $   744
                                =======  ======  =======  =======  ======  ======   ======  =======  =======  =======
Depreciation and amortization   $    65  $    0  $     6  $     5  $   28  $   11   $   23  $    25  $   122  $    41
Assets                          $17,592  $8,975  $13,802  $13,499  $3,850  $2,172   $4,302  $16,084  $39,546  $40,730
Expenditures for long-lived
   assets                       $    33  $   18  $     1  $     0  $   (0) $    4   $   35  $     0  $    69  $    22

      SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - NINE MONTHS ENDED
                                 MARCH 31, 2006

                                  DREW              SONOMED            VASCULAR      MEDICAL/TREK/EMI         TOTAL
                            ----------------   -----------------   ---------------   ----------------   -----------------
                              2006     2005      2006      2005     2006     2005     2006      2005      2006      2005
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
REVENUES, NET:
Product revenue             $11,071   $7,774   $ 5,802   $ 5,494   $2,703   $2,246   $1,319   $ 1,135   $20,895   $16,649
Other revenue                   228      144         0         0        0        0    1,459     2,090     1,687     2,234
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
TOTAL REVENUE, NET           11,299    7,918     5,802     5,494    2,703    2,246    2,778     3,225    22,582    18,883
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold            7,091    4,866     2,955     2,360    1,105    1,069      860       725    12,011     9,020
Operating expenses            5,763    3,928     2,802     2,148    1,503    1,212    2,464     2,020    12,532     9,308
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
TOTAL COSTS AND EXPENSES     12,854    8,794     5,757     4,508    2,608    2,281    3,324     2,745    24,543    18,328
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
(LOSS) INCOME FROM
   OPERATIONS                (1,555)    (876)       45       986       95      (35)    (546)      480    (1,961)      555
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
OTHER (EXPENSE) AND
INCOME:
Gain on sale of available
   for sale securities            0        0         0         0        0        0    1,157         0     1,157         0
Equity in OTM                     0        0         0         0        0        0      (70)      (50)      (70)      (50)
Interest income                   0        4         0         0        0        0      112        50       112        54
Interest expense                (46)     (71)        0         0        0       (1)       0        29       (46)      (43)
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
TOTAL OTHER (EXPENSE) AND
INCOME                          (46)     (67)        0         0        0       (1)   1,199        29     1,153       (39)
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
(LOSS) AND INCOME BEFORE
   TAXES                     (1,601)    (943)       45       986       95      (36)     653       509      (808)      516
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
Income taxes                      0        0        14         0        0        0       22        84        36        84
                            -------   ------   -------   -------   ------   ------   ------   -------   -------   -------
NET (LOSS) INCOME           $(1,601)  $ (943)  $    31   $   986   $   95   $  (36)  $  631   $   425   $  (844)  $   432
                            =======   ======   =======   =======   ======   ======   ======   =======   =======   =======
Depreciation and
   amortization             $   188   $   97   $    16   $    19   $   62   $   34   $   74   $    80   $   340   $   230
Assets                      $17,592   $8,975   $13,802   $13,499   $3,850   $2,172   $4,302   $16,084   $39,546   $40,730
Expenditures for
   long-lived assets        $   139   $   26   $    15   $    23   $   13   $   11   $  129   $    39   $   296   $    99

13.  SHAREHOLDERS' EQUITY

     WARRANTS TO PURCHASE COMMON STOCK

     In connection with debt issued by a former lender to Escalon in November 2001, the Company issued the lender warrants to purchase 60,000 shares of the Company's common stock at $3.66 per share. The lender exercised the warrants on December 13, 2004, in a cashless exercise, receiving 32,855 shares of the Company's common stock in satisfaction of the warrants.

     In connection with the private placement of the Company's common stock in March 2004, the Company issued to several accredited investors warrants to purchase 120,000 shares of the Company's common stock at $15.60 per share. The warrants are currently exercisable and expire in March 2009. The fair market value of the warrants was determined under the Black Scholes model and recorded to additional paid-in capital in accordance with Emerging Issues Task Force Issue Number 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19").

14.  RELATED-PARTY TRANSACTIONS

     The Company and a member of the Company's Board of Directors are founding and equal members of OTM. OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through March 31, 2006, the Company had invested $256,000 in OTM. As of March 31, 2006, Escalon owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell its membership interest back to OTM at fair market value. The Company provides administrative support functions to OTM. From inception through March 31, 2006, OTM had revenue of approximately $16,200 and incurred expenses of approximately $213,500. This investment is accounted for under the equity method of accounting and is included in other assets.

     Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Expenditures related to these individuals during the three-month periods ended March 31, 2006 and 2005, were approximately $95,000 and $94,000, respectively. For the nine-month periods ended March 31, 2006 and 2005, these expenditures were $273,000 and $277,000, respectively.

15.  INTRALASE INITIAL PUBLIC OFFERING

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of common stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares as having a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock held by the Company were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company sold 191,000 shares of IntraLase common stock in May 2005 at $17.9134 per share resulting in net proceeds, after fees and commissions, of $3,411,761. As of June 30, 2005, the Company's remaining 61,535 shares of IntraLase were classified as available-for-sale securities and had a market value of $1,207,317.

     On July 8, 2005, Company sold an additional 58,535 shares of IntraLase common stock at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase common stock at March 31, 2006 are classified as available-for-sale securities and had a market value of $69,600.

16.  ANKA CO-MARKETING AGREEMENT

     On October 11, 2005 the Company signed a non-exclusive co-marketing agreement with privately held Anka, a provider of web-based connectivity solutions for the ophthalmic physician. Anka's connectivity solutions are used in major eye healthcare centers and provide seamless integration of data from various clinical modalities commonly used in eye healthcare settings. The co-marketing agreement will enable the Company to jointly market its existing digital imaging hardware with Anka's connectivity solutions. By integrating the sales and marketing efforts, the alliance should provide economies of operation and a greater market reach. Anka is an early stage privately held company located in the Washington, D.C. area.

     In connection with the co-marketing agreement, Company extended a $300,000 loan in October 2005 and an additional loan of $100,000 in January 2006, pursuant to demand notes, to Anka. Under the terms of these notes, repayment is due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the notes and expects timely repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE OVERVIEW - NINE-MONTH PERIOD ENDED MARCH 31, 2006

     The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company's performance and financial condition.

     - On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. The Company has been operating Drew as a separate business unit since its acquisition, and Drew's results of its operations are included in the "Management's Discussion and Analysis or Plan of Operation" for all periods since the acquisition in July 2004. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. The Company's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

     - In connection with the acquisition of Drew, the Company issued 900,000 shares of its common stock during the fiscal year ended June 30, 2005, of which 841,686 shares were issued in the six- month period ended December 31, 2004. The balance of the shares were issued in the six-month period ended June 30, 2005.

     - Product revenue increased approximately 25.5% during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. The increase is primarily related to strong sales in the Company's Drew, Sonomed, Vascular and Medical/Trek/EMI business units. Sales at these business units increased approximately 42.4%, 5.6%, 20.4% and 16.2%, respectively, during the nine-month period ended March 31, 2006 when compared to the same period last fiscal year.

     - During July 2005, the Company sold 58,555 shares of IntraLase common stock that had originally been received by the Company in connection with the license of its laser properties to IntraLase in 1997. (See note 15 of the notes to the condensed consolidated financial statements.) The stock was sold at $19.8226 per share and yielded net proceeds of $1,157,336 after the payment of brokers' commissions and other fees. The net proceeds were recorded as other income in the nine-month period ended March 31, 2006.

     - Other revenue decreased approximately $547,000 or 24.5 % during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. The decrease primarily relates to a decrease in royalty payments received from Bauch & Lomb in connection with the Silicone Oil product line. During the nine-month periods ended March 31, 2006 and 2005, approximately .9% and 5.9%, respectively, of the Company's net revenue was received from the Bauch & Lomb contract, which expired in August 2005. Accordingly, the Company will receive no additional revenue related to this contract. The decrease in royalties from Bauch & Lomb was partially offset by increases in royalties from IntraLase and Bio Rad.

     - Cost of goods sold as a percentage of product revenue increased to approximately 57.5% of revenues during the nine-month period ended March 31, 2006, as compared to approximately 54.2% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the nine-month period ended March 31, 2006 increased slightly to approximately 50.0% of product revenue from approximately 46.8% in the same period last fiscal year.

     - Operating expenses increased approximately 34.6% during the nine-month period ended March 31, 2006 as compared to the same period in the prior fiscal year. During the nine-month period ended March 31, 2006, the Company incurred higher personnel costs to support the growth in the Company's business operations, higher advertising, sales and marketing salaries, travel and trade show costs related to the higher sales volumes and higher expenses associated with the integration of the MRP and existing EMI product lines. (The MRP acquisition closed on January 30, 2006. See note 2 of the notes to the condensed consolidated financial statements.) Research and development costs also increased to support introductions and planned introductions of new and or enhanced products, especially in the Drew and Sonomed business units. In addition, the Company continues to experience a high amount of legal and accounting fees primarily related to IntraLase litigation costs, increased auditors fees in proportion to the increase in the Company's size due to the acquisition of Drew and costs related to compliance with the Sarbanes-Oxley Act of 2002. While the Company expects these legal, accounting and compliance expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such high levels.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems, although such acquisitions or alliances may not occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and is expected to negatively impact the Company's financial results in the short-term. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. The Company loaned approximately $9,476,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company anticipates that further working capital will likely be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions.

     COSTS ASSOCIATED WITH INTRALASE LITIGATION MAY ADVERSELY IMPACT EARNINGS IN THE NEAR TERM.

     The Company is cognizant of the escalating legal expenses and costs associated with the IntraLase matter. The Company, however, is taking all necessary actions to protect its rights and interests under the License Agreement. The Company expects expenses associated with this litigation to adversely impact earnings in the near term.

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

     THE COMPANY NO LONGER RECEIVES REVENUE FROM THE SALE OF SILICONE OIL BY BAUSCH & LOMB UNDER A CONTRACT THAT EXPIRED ON AUGUST 12, 2005.

     The Company received approximately 1.4% and 6.5% of its net revenue during the nine-month periods ended March 31, 2006 and 2005, respectively, from Bausch & Lomb's sales of Silicone Oil. The Company was entitled to receive this revenue from Bausch & Lomb, in varying amounts, through August 12, 2005. The Company will not receive any future revenue related to the Silicone Oil royalty as the contract expired on August 12, 2005.

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

     The process for obtaining regulatory clearances and approvals underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of Company's financial resources and Company's management's time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely impact the Company's business.

     The Company's failure to comply with the applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would adversely impact the Company's business, financial condition and results of operations.

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

     LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS OR COSTLY REDESIGN OF THE COMPANY'S PRODUCTS.

     Although some of the parts and components used to manufacture the Company's products are available from multiple sources, the Company currently purchases most of the Company's components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products. Any loss of availability of an essential component could result in a material adverse change to the Company's business, financial condition and results of operations. Some of the Company's suppliers are subject to the FDA's Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely impact the Company's financial condition and results of operations.

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

     In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultra fast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, Escalon changed its market focus and ceased developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. (See notes 10, 11 and 15 of the notes to the condensed consolidated financial statements for further information.) The Company is in dispute with IntraLase over royalty payments owed to the Company. (See note 11 of the notes to the condensed consolidated financial statements for further information.)

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

     On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments.

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

     VALUATION OF INTANGIBLE ASSETS

     The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets," or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.

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

     Through March 31, 2006, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

     The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three- and nine-month periods ended March 31, 2006 and 2005. Table amounts are in thousands:

                    THREE-MONTH PERIOD ENDED       NINE-MONTH PERIOD ENDED
                            MARCH 31,                     MARCH 31,
                   --------------------------   ----------------------------
                    2006     2005    % CHANGE     2006      2005    % CHANGE
                   ------   ------   --------   -------   -------   --------
PRODUCT REVENUE:
Drew               $3,870   $3,006     28.7%    $11,071   $ 7,774     42.4%
Sonomed             2,001    1,977      1.2%      5,802     5,494      5.6%
Vascular              893      830      7.6%      2,703     2,246     20.4%
Medical/Trek/EMI      522      434     20.3%      1,319     1,135     16.2%
                   ------   ------     ----     -------   -------     ----
TOTAL              $7,286   $6,247     16.6%    $20,895   $16,649     25.5%
                   ======   ======     ====     =======   =======     ====

     Product revenue increased approximately $1,039,000, or 16.6%, to $7,286,000 during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. In the Drew business unit, product revenue increased $864,000, or 28.7%, as compared to the same period last fiscal year. The increase is primarily due to additional sales in the domestic market of diabetics and hematology instruments, which offset a small decrease in international sales of instruments. Sales of instruments increased by approximately $600,000 in the three-month period ended March 31, 2006 as compared to the same period last prior year. Sales of spare parts and reagents and controls, which are used to operate the instruments, were both up slightly during the period.

     Product revenue increased $24,000, or 1.2%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded in the prior fiscal year due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2005 due to market saturation and increased price competition within the marketplace.

     Product revenue increased $63,000, or 7.6%, to $893,000 in the Vascular business unit during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network and a slight decrease in international sales. The Company terminated its relationship with several of its distributors during the prior fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $88,000, or 20.3%, to $522,000 during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in the Trek business unit revenue from Bausch & Lomb and an increase in EMI sales of digital imaging systems.

     Product revenue increased approximately $4,226,000, or 25.5%, to $20,895,000 during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. In the Drew business unit, product revenue increased $3,297,000, or 42.4 %, as compared to the same period last fiscal year. The increase is primarily due to additional sales in the domestic and international markets of diabetics and hematology instruments. Sales of instruments increased by approximately $2,300,000 in the nine-month period ended March 31, 2006 as compared to the same period last prior year. Sales of spare parts and reagents and controls, which are used to operate the instruments, also increased during the period to support the increase in the installed base of the related instruments.

     Product revenue increased $308,000, or 5.6%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace.

     Product revenue increased $457,000, or 20.4%, to $2,246,000 at the Vasuclar business unit during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during the prior fiscal year. In the Medical/Trek/EMI business unit, product revenue increased $184,000 or 16.2% to $1,319,000 during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in the Trek business unit revenue from Bausch & Lomb and an increase in EMI sales of digital imaging systems.

     Other revenue decreased by approximately $429,000, or 43.7 %, to $553,000 during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. The decrease is primarily due to an approximately $364,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company received no royalties in the three-month period ended March 31, 2006 and will receive no future royalties under this agreement. (See note 10 of the notes to the condensed consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.) Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew increased by approximately $33,000 to $84,000 due to higher sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision. Also contributing to the decrease in other revenue was a $98,000 reduction in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology. Royalties decreased due to the method of calculating its royalty payments to the Company by Intralase and is the subject of litigation. (See notes 10 and 11 of the notes to the condensed consolidated financial statements.)

     Other revenue decreased by approximately $547,000, or 24.5%, to $1,687,000 during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. The decrease is primarily due to an approximately $916,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and, accordingly, the Company will receive no future royalties under this agreement. (See note 10 of the notes to the condensed consolidated financial statements.) The decrease in royalties from Bausch & Lomb was partially offset by an approximately $286,000 increase in royalty payments received from IntraLase related to the licensing of the Company's intellectual laser technology. IntraLase royalties increased partially due to a court order amending IntraLase's method of calculating its royalty payments to the Company and revenue growth by IntraLase. (See notes 10 and 11 of the notes to the condensed consolidated financial statements.) Also offsetting the decrease in Bausch & Lomb royalties was an $85,000 increase from Bio-Rad related to an OEM agreement between Bio-Rad and Drew.

     The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three and nine-month periods ended March 31, 2006 and 2005. Table amounts are in thousands:

                      THREE-MONTH PERIOD ENDED MARCH 31,   NINE-MONTH PERIOD ENDED MARCH 31,
                      ----------------------------------   ---------------------------------
                         2006      %     2005      %           2006      %     2005      %
                        ------   ----   ------   ----        -------   ----   ------   ----
COST OF GOODS SOLD:
Drew                    $2,622   67.8%  $1,700   56.6%       $ 7,091   64.1%  $4,866   62.6%
Sonomed                    966   48.3%     662   33.5%         2,955   50.9%   2,360   43.0%
Vascular                   447   50.1%     379   45.7%         1,105   40.9%   1,069   47.6%
Medical/Trek/EMI           348   66.7%     258   59.5%           860   65.2%     725   63.9%
                        ------   ----   ------   ----        -------   ----   ------   ----
TOTAL                   $4,383   60.2%  $2,999   48.0%       $12,011   57.5%  $9,020   54.2%
                        ======   ====   ======   ====        =======   ====   ======   ====

     Cost of goods sold totaled approximately $4,383,000, or 60.2% of product revenue, for the three-month period ended March 31, 2006 as compared to $2,999,000, or 48.0% of product revenue, for the same period last fiscal year. Cost of goods sold in the Drew business unit totaled $2,622,000, or 67.8% of product revenue, for the three-month period ended March 31, 2006 as compared to $1,700,000, or 56.6% of product revenue, for the same period last fiscal year. The increase in the cost of goods sold as a percentage of revenue was due to a shift in the mix of products sold and a decrease in manufacturing gains experienced in the prior fiscal year. Instrument and OEM sales were a higher percentage of total revenues than in the same period last fiscal year. Instrument and OEM sales historically have lower margins than the sales of reagents and controls, which are used to operate the instruments.

     Cost of goods sold in the Sonomed business unit totaled $966,000, or 48.3% of product revenue, for the three-month period ended March 31, 2006 as compared to $662,000, or 33.5% of product revenue, for the same period last fiscal year. The primary reason for the increase was an increase in the percentage of sales during the period that were international sales. The Company historically experiences a lower selling price per unit on its international product sales. In addition, the Company experienced a significantly higher margin in the prior year on pachymeters sales due to significant market demand. The demand returned to normal commencing in the fourth quarter of fiscal 2005. Cost of goods sold in the Vascular business unit totaled $447,000, or 50.1% of product revenue, for the three-month period ended March 31, 2006 as compared to $379,000, or 45.7% of product revenue, for the same period last fiscal year. The Company experienced higher overtime and lower production efficiencies in the current period as compared to the prior period. Cost of goods sold in the Medical/Trek/EMI business unit totaled $348,000, or 66.7% of product revenue, during the three-month period ended March 31, 2006 as compared to $258,000, or 59.5% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Further contributing to the increase was the integration of MRP into the existing EMI product lines.

     Cost of goods sold totaled approximately $12,011,000, or 57.5 % of product revenue, for the nine-month period ended March 31, 2006 as compared to $9,020,000, or 54.2% of product revenue, for the same period last fiscal year. Cost of goods sold in the Drew business unit totaled $7,091,000, or 64.1% of product revenue, for the nine-month period ended March 31, 2006 as compared to $4,866,000, or 62.6% of product revenue, for the same period last fiscal year. The increase in the cost of goods sold as a percentage of revenue was due to a shift in the mix of products sold and a decrease in manufacturing gains experienced in the prior fiscal year. Instrument sales were a higher percentage of total revenues than in the same period last fiscal year. Instrument sales historically have lower margins than the sales of reagents and controls which are used to operate the instruments. These increases were partially offset by a decrease in material costs resulting from the easing of pre-acquisition liquidity constraints at Drew following its acquisition by the Company and operating efficiencies gained through both manufacturing changes implemented post-acquisition and higher production volumes during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year.

     Cost of goods sold in the Sonomed business unit totaled $2,955,000, or 50.9% of product revenue, for the nine-month period ended March 31, 2006 as compared to $2,360,000, or 43.0% of product revenue, for the same period last fiscal year. The primary reason for the increase was an increase in the percentage of sales during the period that were international sales. The Company historically experiences a lower selling price per unit on its international product sales. In addition, the Company experienced a significantly higher margin in prior year on pachymeters sales due to market demand. Cost of goods sold in the Vascular business unit totaled $1,105,000, or 45.7% of product revenue, for the nine-month period ended March 31, 2006 as compared to $1,069,000, or 47.6% of product revenue, for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold as a percentage of product revenue was the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network where the Company generally experiences lower price per unit on its products. The percentage was slightly offset by an increase in overtime and lower production efficiencies. Cost of goods sold in the Medical/Trek/EMI business unit totaled $850,000, or 64.4% of product revenue, during the nine-month period ended March 31, 2006 as compared to $725,000, or 63.9% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Further contributing to the increase was the integration of MRP into the existing EMI product lines.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three and nine-month periods ended March 31, 2006 and 2005. Table amounts are in thousands:

                    THREE-MONTH PERIOD ENDED      NINE-MONTH PERIOD ENDED
                            MARCH 31,                    MARCH 31,
                   --------------------------   ---------------------------
                    2006     2005    % CHANGE     2006     2005    % CHANGE
                   ------   ------   --------   -------   ------   --------
MARKETING, GENERAL AND ADMINISTRATIVE:

Drew               $1,434   $1,184     21.1%    $ 4,440   $3,129     41.9%
Sonomed               466      405     15.1%      1,597    1,068     49.5%
Vascular              365      327     11.9%      1,186      981     20.8%
Medical/Trek/EMI    1,018    1,020     -0.1%      3,173    2,871     10.5%
                   ------   ------     ----     -------   ------     ----
TOTAL              $3,284   $2,935     11.9%    $10,396   $8,050     29.1%
                   ======   ======     ====     =======   ======     ====

     Marketing, general and administrative expenses increased $349,000, or 11.9%, to $3,284,000 during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $250,000, or 21.1%, to $1,434,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel (approximately $331,000) and advertising costs related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 28.7% increase in product revenue when compared to the corresponding prior year period. Slightly offsetting these expenses was a decrease in travel and trade show expenses by $64,000 due to less travel between Company locations.

     Marketing, general and administrative expenses in the Sonomed business unit increased by $61,000, or 15.1%, to $466,000 as compared to the same period last fiscal year. Marketing and sales salaries, and travel expenses related to additional sales personnel, increased by approximately $40,000 as part of the Company's focus on increasing domestic and foreign revenues. Advertising expenses increased by approximately $30,000 related to exhibits and brochures advertising the Company's Ultrasound Biomicrosopes instrument ("UBM"). Offsetting these increases were rent and utilities expense, which decreased by $11,000 as the Company relocated to lower cost facilities in 2005.

     Marketing, general and administrative expenses in the Vascular business unit increased $39,000, or 11.9%, to $365,000 as compared to the same period last fiscal year. Salaries and other personnel-related expenses increased approximately $21,000 and travel related expenses increased by approximately $10,000 when compared to the prior fiscal period. Both increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit slightly decreased $1,000, or .1%, to $1,018,000 as compared to the same period last fiscal year. Accounting fees and sales and marketing expenses related to the MRP product line increased by $54,000 and $77,000, respectively. Accounting fees were higher due to audit fees related to Sarbanes-Oxley compliance and higher third party consulting fees for tax and temporary services. Sales and marketing expenses increased due to costs related to the integration of the MRP with the EMI product lines, and the joint marketing and integration of the Company's product line with Anka Systems as part of a co-marketing agreement. (See notes 2 and 6 of the notes to the condensed consolidated financial statements.) Offsetting these expenses were a reduction in legal expenses and corporate salaries and benefits of $70,000 and $43,000, respectively. Legal fees decreased as there has been less activity related to the IntraLase litigation. The Company still anticipates these litigation costs will continue to impact earnings in the near term. (See note 11 of the notes to the condensed consolidated financial statements for a description of legal proceedings.) The remaining decrease was due to lower period over period expenses in investor relations and insurance.

     Marketing, general and administrative expenses increased $2,346,000, or 29.1%, to $10,396,000 during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $1,311,000, or 41.9%, to $4,440,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel (approximately $609,000) and travel, trade show and advertising costs (approximately $338,000) related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 42.4% increase in product revenue when compared to the corresponding prior year period.

     Marketing, general and administrative expenses in the Sonomed business unit increased $529,000, or 49.5%, to $1,597,000 as compared to the same period last fiscal year. Marketing and sales salaries, commissions and other personnel-related expenses, including amounts paid to independent agents utilized primarily in Europe, increased approximately $233,000 as a result of increased headcount related primarily to the Company's goal of increasing domestic and international revenues. Sales, meeting and trade show expenses, travel and lodging, and advertising increased by a combined amount of approximately $243,000 related primarily to the focus on growing sales and the introduction of the Company's new UMB, which was introduced at the American Academy of Ophthalmology meeting in October 2005. Legal expenses increased by $28,000 primarily due to fees incurred to resolve a dispute with a supplier and fees related to researching intellectual property ownership issues currently being evaluated for licensing for use in potential new products.

     Marketing, general and administrative expenses in the Vascular business unit increased $204,000, or 20.8%, to $1,186,000 as compared to the same period last fiscal year. Sales salaries and other personnel-related expenses increased approximately $89,000, travel related expenses for sales personnel increased by approximately $41,000, advertising increased by approximately $11,000 and the expense for customer samples increased by approximately $13,000 when compared to the prior fiscal period. All of the increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year. Legal expenses increased $39,000 over the prior period due to additional patent maintenance fees.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $302,000, or 10.5%, to $3,173,000 as compared to the same period last fiscal year. Legal, accounting, sales and marketing expenses and personnel related costs increased by approximately $130,000, $40,000 and $200,000, respectively. Legal fees increased due to litigation costs with IntraLase. The Company expects these litigation costs will continue to impact earnings in the near term. (See note 11 of the notes to the condensed consolidated financial statements for a description of legal proceedings.) Sales and marketing expenses increased due to costs related to the integration of the MRP with the EMI product lines, and the joint marketing and integration of the Company's product line with Anka Systems as part of a co-marketing agreement. (See notes 2 and 6 of the notes to the condensed consolidated financial statements.) Accounting fees were higher due to audit fees related to Sarbanes-Oxley compliance and higher third party consulting fees for tax and temporary services. Slightly offsetting these increases were decreases in investor relations and insurance expenses over the prior period.

     Research and development expenses increased $251,000, or 53.9%, to $718,000 during the three-month period ended March 31, 2006 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew and EMI business units. Research and development expenses in the Drew business unit increased $136,000, or 38.5%, to $489,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with the development of several new hematology and diabetic instruments. Research and development expenses in the Medical/Trek/EMI business unit increased $128,000 to $133,000 as compared to the same period last fiscal year. The increase is primarily due to higher consulting (approximately $12,000), prototype (approximately $41,000) and salary expenses (approximately $50,000) for the development of the Company's new digital ophthalmic platform.

     Research and development expenses increased $878,000, or 69.8%, to $2,136,000 during the nine-month period ended March 31, 2006 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew, Sonomed and EMI business units. Research and development expenses in the Drew business unit increased $524,000, or 65.6%, to $1,323,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with the development of several new hematology and diabetic instruments. Research and development expenses in the Medical/Trek/EMI business unit increased $293,000 to $313,000 as compared to the same period last fiscal year. The increase is primarily due to higher consulting (approximately $31,000), prototype (approximately $48,000) and salary expenses (approximately $170,000) for the development of the Company's new digital ophthalmic platform. Research and development expenses in the Sonomed business unit increased $116,000 to $387,000 as compared to the same period last fiscal year. The increase is primarily due to higher consulting (approximately $158,000) offset by lower salaries (approximately $40,000) for development of the Company's new UMB machines and enhancements to it current product line.

     Gain on sale of available for sale securities was approximately $1,157,000 in the nine-month period ended March 31, 2006. The increase was due to the sale of 58,585 shares of IntraLase common stock in July 2005. (See note 15 of the notes to the condensed consolidated financial statements.) There were no sales of available for sale securities during the three-month period ended March 31, 2006.

     The Company recognized a loss of $18,000 and $13,000 related to its investment in OTM during the three-month periods ended March 31, 2006 and 2005, respectively, and $70,000 and $50,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to the condensed consolidated financial statements.)

     Interest income was $34,000 and $9,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The increase was due to a combination of higher effective yields on investments and higher investable balances.

     Interest income was $70,000 and $50,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. The increase was due to a combination of higher effective yields on investments in the current nine period. The higher yields were offset by lower average investable balances due to the repayment of approximately $6,348,000 of debt in the second quarter of fiscal 2005.

     Interest expense was $28,000 and $16,000 for the three-month periods ended March 31, 2006 and 2005, respectively, and $47,000 and $42,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. The Company paid off several of its debt facilities to several entities in advance of their maturities during the fiscal year ended June 30, 2005. Additionally, the Company reversed accrued loan commitment fees as a result of the satisfaction of the debt and the release by the lender of those fees. The fees were originally accrued based on contract terms. The increase in interest expense during the three-month period ended March 31, 2006 when compared to the same prior year period is due to the non recurring reversal of loan commitment fees in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended March 31, 2006 are reflected in the following table (in thousands):

                                       MARCH 31,    JUNE 30,
                                          2006        2005
                                       ---------   ---------
CURRENT RATIO:
Current assets                         $  15,707   $  17,665
Less: Current liabilities                  4,115       4,052
                                       ---------   ---------
WORKING CAPITAL                        $  11,592   $  13,613
                                       =========   =========
CURRENT RATIO                           3.8 TO 1    4.4 TO 1
                                       =========   =========
DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities   $     244   $     230
Long-term debt                               225         392
                                       ---------   ---------
Total debt                             $     469   $     622
                                       ---------   ---------
Total equity                              34,120      34,519
                                       ---------   ---------
TOTAL CAPITAL                          $  34,589   $  35,141
                                       =========   =========
TOTAL DEBT TO TOTAL CAPITAL                  1.4%        1.8%
                                       =========   =========

     WORKING CAPITAL POSITION

     Working capital decreased approximately $2,021,000 as of March 31, 2006 and the current ratio decreased to 3.8 to 1 from 4.4 to 1 when compared to June 30, 2005. The decrease in working capital was caused primarily by the loss from operations of approximately $1,959,000 and cash used to fund fixed asset additions of approximately $295,000, a deposit on a license for the right to distribute a new instrument for the Drew business unit of approximately $182,000, the pay off of several loans and the purchase of MRP during the nine-month period ended March 31, 2006. Partially offsetting these uses of working capital were proceeds of approximately $296,000 realized by the Company for the exercise of employee stock options.

     CASH USED IN OPERATING ACTIVITIES

     During the nine-month periods ended March 31, 2006 and 2005, the Company used approximately $2,753,000 and $2,485,000 of cash for operating activities. The net increase in cash used for operating activities of approximately $268,000 for the nine-month period ended March 31, 2006 as compared to the same period in the prior fiscal year is due primarily to the following factors:

- The Company employed significantly less cash to fund working capital requirements during the nine months ended March 31, 2006 than it employed in the same period in the prior fiscal year. Total working capital employed was approximately $1,161,000 and $3,295,000, respectively, during the nine-month periods ended March 31, 2006 and 2005, respectively. The decrease is due to the fact that in the prior year period, the Company utilized cash to begin to alleviate the liquidity constraints that Drew was experiencing prior to its acquisition by the Company. The cash was utilized to support increases in inventory and receivables and reduce payables and outstanding draws on Drew's line of credit.

- The reduction in cash utilized to fund working capital was partially offset by a reduction in income of approximately $1,275,000 for the nine-month period ended March 31, 2006 when compared to the same prior year period.

     CASH FLOWS PROVIDED BY (USED IN) INVESTING AND FINANCING ACTIVITIES

     Cash flows generated by investing activities were approximately $633,000 during the nine-month period ended March 31, 2006 and relate primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities. (See note 15 of the notes to the condensed consolidated financial statements.) Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions of approximately $295,000, a deposit on a license for the right to distribute a new instrument for the Drew business unit of approximately $182,000 and cash outlays of approximately $47,000 for the purchase of MRP. (See note 2 of the notes to the condensed consolidated financial statements.) Any necessary capital expenditures have generally been funded out of cash from financing activities, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

     Cash flows provided by financing activities were approximately $143,000 during the nine-month period ended March 31, 2006. During the period, the Company made scheduled long-term debt repayments of approximately $153,000. Offsetting the debt repayments was approximately $296,000 received by the Company from the exercise of stock options by directors and employees of the Company.

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

     At the time of the acquisition of Drew by the Company, Drew had two lines of credit aggregating approximately $2,700,000, one of which was with a domestic financial institution, and one with a United Kingdom financial institution. At the time of the acquisition, outstanding draws on the lines aggregated approximately $1,643,000. The lines were paid off and terminated during the quarter ended December 31, 2004.

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund debt provides for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of March 31, 2006 and June 30, 2005, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance as of March 31, 2006 was approximately $319,000. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00% per annum. The outstanding balance as of March 31, 2006 was approximately $150,000.

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

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any off-balance sheet arrangements during the three-and nine-month periods ended March 31, 2006 and 2005.

     The following table presents the Company's contractual obligations as of March 31, 2006 (interest is not included in the table as it is immaterial):

                                         LESS THAN                  5-MAR    MORE THAN
                              TOTAL       1 YEAR      1-3 YEARS     YEARS     5 YEARS
                           ----------   ----------   ----------   --------   ---------
Long-term debt             $  468,686   $  243,957   $  224,729   $      0      $ 0
Operating lease agreements  2,363,292      811,790    1,054,032    497,470        0
                           ----------   ----------   ----------   --------      ---
TOTAL                      $2,831,978   $1,055,747   $1,278,761   $497,470      $ 0
                           ==========   ==========   ==========   ========      ===

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of March 31, 2006, the Company has loaned approximately $9,476,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

     The Company realized approximately 0.0% and 5.0%, of its net revenue during the three-month periods ended March 31, 2006 and 2005, and approximately 0.9% and 5.9%, of its net revenue during the nine-month periods ended March 31, 2006 and 2005, respectively, from Bausch & Lomb's sale of Silicone Oil. This agreement expired in August 2005 and the Company will not receive any future royalties from this contract. Silicone Oil revenue was based on sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision through its expiration date which was August 12, 2005. As there were no costs associated with this revenue, the expiration of the agreement will negatively impact gross margins, operating income and cash flows in future periods. The Company has incurred and anticipates continuing to incur higher than normal legal expenses related primarily to protecting its rights and interests in intellectual property licensed to IntraLase. (See note 11 of the notes to the condensed consolidated financial statements.) These higher costs are likely to unfavorably impact operating income and cash flows in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of March 31, 2006 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt. (See note 9 of the notes to the condensed consolidated financial statements for further information regarding the Company's debt obligations.)

                              2006         2007           2008       THEREAFTER     TOTAL
                            --------   ------------   ------------   ----------   --------
Texas Mezzanine Fund Note   $143,961     $159,647        $15,075        $   0     $318,683
Interest rate                  10.25%  Prime Plus 4%  Prime Plus 4%      0.00%
Symbiotics, Inc. Note       $ 99,996     $ 50,007        $     0        $   0     $150,003
Interest rate                   5.00%        5.00%          5.00%        0.00%
                            --------   ------------   ------------      -----     --------
TOTAL                       $243,957     $209,654        $15,075        $   0     $468,686
                            ========   ============   ============      =====     ========

     EXCHANGE RATE RISK

     During the three-month periods ended March 31, 2006 and 2005, approximately 35% and 36%, respectively, of the Company's consolidated net revenue was derived from international sales. During the nine-month periods ended March 31, 2006 and 2005, approximately 35% and 36% of the Company's consolidated net revenue was derived from international sales. Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2006 and 2005, Drew recorded approximately $334,000 and $535,000 respectively, of revenue denominated in United Kingdom Pounds and $26,000 and $3,000 in Euros, respectively. During the nine-month periods ended March 31, 2006 and 2005, Drew recorded approximately $1,187,000 and $1,885,000, respectively, of revenue denominated in United Kingdom Pounds and $244,000 and $23,000 in Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended March 31, 2006 and 2005, Drew incurred approximately $1,042,000 and $1,017,000, respectively, of expense denominated in United Kingdom Pounds. For the nine-month periods ended March 31, 2006 and 2005, these expenses totaled approximately $3,471,000 and $2,990,000, respectively. The Company's Sonomed business unit incurs a portion of its marketing expenses in the European market, the majority of which are transacted in Euros. For the three-month periods ended March 31, 2006 and 2005, these expenses totaled approximately $21,000 and $34,000, respectively. For the nine-month periods ended March 31, 2006 and 2005, these expenses totaled approximately $160,000 and $117,000, respectively. The Company's Vascular business unit began incurring marketing expenses in the European market during the second quarter of fiscal 2004, the majority of which are transacted in Euros. For the three-month periods ended March 31, 2006 and 2005, these expenses totaled approximately $34,000 and $39,000, respectively. For the nine-month periods ended March 31, 2006 and 2005, these expenses totaled approximately $111,000 and $124,000, respectively.

     The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

ITEM 3. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act,) as of March 31, 2006, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)  INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See note 11 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

     As reported in note 2 of the notes to the condensed consolidated financial statements, on January 30, 2006, the Company, through its subsidiary EMI, acquired substantially all of the assets of MRP in exchange for 250,000 shares of the Company's common stock and approximately $47,000 in cash. These shares were issued pursuant to the private offering exemption afforded under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

     31.1 Certificate of Chief Executive Officer under Rule 13a-14(a).

     31.2 Certificate of Principal Financial and Accounting Officer under Rule 13a-14(a).

     32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

     32.2 Certificate of Principal Financial and Accounting Officer under
          Section 1350 of Title 18 of the United States Code.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ESCALON MEDICAL CORP.
                                        (Registrant)


Date: May 15, 2006                      By: /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief
                                            Executive Officer


Date: May 15, 2006                      By: /s/ David S. Berkowitz
                                            ------------------------------------
                                            David S. Berkowitz
                                            Principal Financial and Accounting
                                            Officer