Form 10KSB
period 2006-06-30
ESCALON MEDICAL CORP
filed 2006-09-28
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-20127

                              ESCALON MEDICAL CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          PENNSYLVANIA                                            33-0272839
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

              565 EAST SWEDESFORD ROAD, SUITE 200, WAYNE, PA 19087 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE'S INCLUDING ZIP CODE)

                                  610 688-6830
                           (ISSUER'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no discloser will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

The revenues for the fiscal year ended June 30, 2006, the most recent fiscal year, were $29,791,000.

The aggregate market value of the common voting stock held by non-affiliates of the Registrant was approximately $27,710,483 as of September 20, 2006, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the Registrant's Common Stock outstanding as of September 20, 2006 is 6,344,657.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

                              ESCALON MEDICAL CORP.
                          ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Properties                                           15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                 18

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                18
Item 6.  Management's Discussion and Analysis or Plan of Operations          18
Item 7.  Financial Statements                                                31
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                31
Item 8A. Controls and Procedures                                             31
Item 8B. Other Information                                                   32

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   32
Item 10. Executive Compensation                                              32
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     32
Item 12. Certain Relationships and Related Transactions                      32

                                     PART IV

Item 13. Exhibits and Financial Statement Schedules                          32
Item 14. Principal Accounting Fees and Services                              34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     Escalon Medical Corp. ("Escalon") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI") and Drew Scientific Group, Plc ("Drew") and its subsidiaries. The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA") and other regulatory authorities in other jurisdictions. The FDA and other governmental authorities require extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

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

     DIABETES TESTING

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

     UBM

     A high frequency / high resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre-and post-intraocular lense implantation and corneal refractive surgery. The device allows the surgeons to do precise measurements.

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

     VISCOUS FLUID TRANSFER SYSTEMS

     The Company markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of Silicone Oil during surgery.

     FIBER OPTIC LIGHT SOURCES

     Light source and fiber optic products are widely used by vitreoretinal surgeons during surgery. The Company offers surgeons a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

     CFA CAMERA BACK AND MRP RETINAL IMAGING SYSTEMS

     The images furnished by the CFA and MRP imaging systems provide a very high level of detail. The systems are being marketed to medical institutions, educational institutions and ophthalmologists for use in connection with the diagnosis of retinal disorders.

RESEARCH AND DEVELOPMENT

     The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities. The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $2,828,000, $1,893,000 and $776,000, respectively.

MANUFACTURING AND DISTRIBUTION

     The Company leases an aggregate of approximately 69,700 square feet of space at its facilities in Texas, Connecticut and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company's medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities (see Business Conditions in liquidity section for additional information).

     The Company leases 13,500 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. All of the Company's ophthalmic surgical products and vascular access products are distributed from the Company's Wisconsin facility.

     The Company designs, develops and services its ultrasound ophthalmic products at its 12,000 square foot facility in Lake Success, New York. The Company has achieved ISO9001 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. European Community ("CE") certification has been obtained for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.

     The manufacture, testing and marketing of each of the Company's products entails risk of product liability. Product liability insurance is carried by the Company to cover primary risk.

GOVERNMENTAL REGULATIONS

     The Company's products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company's products are restricted or revoked the Company could face delays that would impair the Company's ability to generate funds from operations.

     The Company has received the necessary FDA clearances and approvals for all products that the Company currently markets. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA's Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control practices, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.

     The FDA and similar health authorities in foreign countries extensively regulate the Company's activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA clearance or approval before exporting a product or device that has not received FDA marketing clearance or approval.

     The Company has received CE approval on several of the Company's products that allows the Company to sell the products in the countries comprising the European community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances.

MARKETING AND SALES

     The Drew business unit sells its products through internal sales and marketing employees located in the United States and in the United Kingdom as well as through a large network of distributors, both domestic and international. The Sonomed product line is sold through internal sales employees as well as independent sales representatives located in the United States and Europe, to a large network of distributors and directly to medical institutions. Vascular business unit products are marketed domestically through internal sales and marketing employees located in the United States as well as through an independent sales representative in Europe and a network of domestic and foreign distributors that are managed by the Company's sales team. The Medical/Trek/EMI business unit sells its ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company's Wisconsin facility. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The EMI product line is sold through internal sales employees and independent sales representatives in the United States.

SERVICE AND SUPPORT

     The Company maintains a full-service program for all products sold. Limited warranties are given on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, vascular access products and EMI devices. Sonomed's products are serviced at the Company's New York facility. Drew's products are serviced at its Connecticut facility.

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

PATENTS, TRADEMARKS AND LICENSES

     The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company's position in the market place and protecting the Company's economic interests. The Company's policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company's policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company's patents, trademarks and licenses vary through 2020. The Company has 21 United States patents and 19 patents issued abroad that cover the Company's surgical products and pharmaceutical technology. With respect to the Company's ultrafast laser technology (licensed to IntraLase Corp. ("IntraLase")), 16 patents have been issued in the United States and 11 overseas. Vascular access products are covered by 18 patents, which provide protection in the United States, Europe, Japan and other countries overseas. Drew has approximately 60 patents related to its technology. The Company intends to vigorously defend its patents if the need arises.

     While in the aggregate the Company's patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company's ability to generate revenues are the following:

     - The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark was due for renewal on April 16, 2006 and the Company is in the process of renewing the trademark.

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

     - The Company licensed its ultrafast laser system technology to IntraLase. The material terms of the license of the Company's laser patents to IntraLase, which expires in 2013, provide that in exchange for the use of the Company's licensed laser patents, Escalon will receive a 2.5% royalty on product sales that are based on the licensed laser patents, subject to deductions for royalties payable to third parties up to a maximum of 50% of royalties otherwise due and payable to the Company and a 1.5% royalty on product sales that are not based on the licensed laser patents. The Company receives a minimum annual license fee of $15,000 per year during the term of the license that is offset against the royalty payments. The material termination provisions of the license of the laser technology are as follows:

     1. Termination by the Company if IntraLase defaults in the payment of any royalty to the Company;

     2. Termination by the Company if IntraLase makes any false report to the Company;

     3. Termination by the Company in IntraLase defaults in the making of any required report to the Company;

     4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

     5. Termination of the license by IntraLase after 90 days notice. If IntraLase were to terminate, it would not be permitted to utilize the licensed technology necessary to manufacture its current products.

     See note 9 of the notes to consolidated financial statements for a description of the Company's legal proceedings with IntraLase.

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

     Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on the market for the physician office and veterinary office laboratories. Drew's principal competition is Beckman Coulter and Bayer Diagnostics in the human market and IDDEX in the veterinary market. Currently Drew has only a nominal share of these markets, and the Company will seek to increase Drew's market share. The Company's strategy is to market instruments and consumables that are competitive for the low volume users in the domestic and overseas markets. Drew's success will depend on its ability to enhance its current product range and control its production costs. Drew recognizes that other companies may adopt similar strategies which could hinder Drew's ability to increase market share.

HUMAN RESOURCES

     As of June 30, 2006, the Company employed 174 full-time employees and five part-time employees. 98 of the Company's employees are employed in manufacturing, 30 are employed in general and administrative positions, 42 are employed in sales and marketing and 9 are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," "would," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

     The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this annual report and in the Company's other filings with the SEC. In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved.

     The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company's filings with the SEC, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, the material factors include, without limitation, the following:

     ANY ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT THE COMPANY EFFECTS COULD RESULT IN FINANCIAL RESULTS THAT DIFFER FROM MARKET EXPECTATIONS.

     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems, although such acquisitions or alliances may not occur. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and has continued to negatively impact the Company's financial results. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. The Company loaned approximately $11,087,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company anticipates that further working capital will likely be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by Escalon may not continue to occur, which could impair the Company's growth.

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

     COST SAVING INITIATIVES

     The Company has initiated cost saving initiatives that may not be effective in returning the Company to profitability (see Business Conditions section in the liquidity section for information). If these initiatives are insufficient, additional measures may be necessary.

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

     The FDA and similar health care regulatory authorities in foreign countries extensively regulate the Company's activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.

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

     THE MARKET PRICE OF THE COMPANY'S STOCK HAS HISTORICALLY BEEN VOLATILE, AND THE COMPANY HAS NOT PAID CASH DIVIDENDS.

     The volatility of the Company's common stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder's holdings of the Company's common stock. The following factors have and may continue to have a significant impact on the market price of the Company's common stock:

     - Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects, if any;

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases an aggregate of approximately 93,700 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) administrative office and manufacturing facility in Barrow-in-Furness, United Kingdom, (ii) administrative office and manufacturing facility in Dallas, Texas,
(iii) manufacturing facility in Lake Success, New York, (iv) manufacturing facility in New Berlin, Wisconsin, and (v) manufacturing facility in Oxford, Connecticut. The corporate offices in Pennsylvania cover approximately 7,100 square feet and expire in April 2008. The facility in the United Kingdom covers approximately and 16,000 square feet and consists of three buildings whose leases expire in September 2006 and August 2007 and September 2009. The lease expiring in September 2006 will not be renewed and Drew will lease a smaller 6,000 square foot facility in its place, reducing overall square footage in Barrow by 7,000 square feet. The facility in Texas covers approximately 34,400 square feet and consists of three buildings whose leases expire in March 2007. Drew is renegotiating the lease on two of its Dallas facilities, one of the buildings will be closed and the remaining larger building will house the majority of Drew US operations (see footnote 1 of financial statements). The New York facility leases, covering approximately 12,200 square feet, and they expire in October 2011. The Wisconsin lease, covering approximately 13,500 square feet of space expires in April 2007. The Connecticut facility lease consists of two separate areas within the same building. The leases cover approximately 12,000 square feet and expire in January 2007 and 2008. Annual rent under all of the Company's lease arrangements was approximately $772,000.

ITEM 3. LEGAL PROCEEDINGS

     INTRALASE CORP. LEGAL PROCEEDINGS

     In October 1997, the Company and IntraLase entered into a License Agreement wherein the Company granted IntraLase the exclusive right to use the Company's laser properties, including patented and non-patented technology, in exchange for shares of IntraLase common stock as well as royalties based on a percentage of net sales of future products. The shares of common stock were restricted for sale until April 6, 2005 and, according to a Fourth Amended Registration Right Agreement between the Company and IntraLase, are now able to be sold. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

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

     The court also agreed with the Company in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The parties have submitted briefs to the court. The Company believes that a decision by the court is unlikely in 2006.

     IntraLase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

     In May, 2005, IntraLase filed a second suit against the Company in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to the Company and a declaration concerning the Company's audit rights under the License Agreement. On June 3, 2005, after having been served with Escalon's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. The Company, not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, the Company filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. The court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by the Company in the Company's Delaware Action. Accepting the Company's arguments for dismissal, the California Court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

     As referenced above, on May 15, 2005, the Company, not having been served with IntraLase's Second Action, initiated the Delaware Action by filing a Complaint against IntraLase for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement. In the Delaware Action, the Company seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due the Company.

     On February 21, 2006, the Company again gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that the Company believed were due under the License Agreement as well as IntraLase's refusal to permit the Company to inspect IntraLase's records and books of account in accordance with paragraph 5.3 of the License Agreement. IntraLase had steadfastly refused to permit inspections reasonably requested by the Company to audit IntraLase's records and books of account and, instead, conditioned any inspection by the Company's auditors on unreasonable and unnecessary confidentiality restrictions and unilateral limitations on the scope of records and books of account that would be made available for inspection to the Company. On the same day, the Company filed its First Amended Complaint in the Delaware Action adding to its pending claims a claim for declaratory relief wherein the Company seeks a judgment declaring that the License Agreement terminated fifteen days after IntraLase received the Company's notice of defaults and intent to terminate and failed to cure said defaults.

     On February 28, 2006, the Company agreed to suspend the cure periods applicable to the alleged breaches set out in its February 21, 2006 letter while the Company and IntraLase engaged in mediation efforts. Mediation before Vice Chancellor Donald F. Parsons, Jr. of the Delaware Court of Chancery, pursuant to Chancery Court Rule 174, took place on May 5, 2006 and was unsuccessful. However, in August, 2006, the Parties entered into a Stipulation under which IntraLase agreed to allow an independent auditor, retained by the Company, to inspect certain of IntraLase's books and records as needed, in the opinion of the independent auditor, to verify that the Company received the full value of royalty payments to which it is entitled pursuant to the License Agreement. The Company sent its independent auditor to IntraLase's headquarters in early September, 2006 to commence the audit review, which is continuing. The Company is desirous of concluding this audit in October, 2006.

     Separately, on April 22, 2005, the Company, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, the Company and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case remains in the discovery stage and the Court has set a trial date of November 8, 2006.

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

CDC Acquisitions and IV Diagnostics and the plaintiffs in the Connecticut Action recently resolved their disputes as Acquisition Corp. paid the plaintiffs the outstanding judgment amount, eighty-three thousand dollars ($83,000.00). The Company's cross-claims against certain of the former principal shareholders of CDC Technologies, Inc. ("Technology Defendants") remain pending. The Technology Defendants also have a cross-claim pending against CDC Acquisition Corp. However, even in the event that Technology Defendants would prevail, their damages are limited to the amount of their settlement, $50,000. Technology Defendants recently filed a Motion to Enforce Settlement Agreement with the trial court, asserting that there was an understanding that Technology Defendants would be included in a three-way agreement to resolve all claims associated with this litigation. The Company is opposing the Motion of the Technology Defendants and intends to preserve and proceed to enforce its rights against the Technology Defendants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Escalon's Common Stock trades on the Nasdaq SmallCap Market under the symbol "ESMC." The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the Nasdaq SmallCap Market.

                                    HIGH     LOW
                                   ------   -----
FISCAL YEAR ENDED JUNE 30, 2006
Quarter ended September 30, 2005   $ 9.08   $5.71
Quarter ended December 31, 2005    $ 5.85   $4.54
Quarter ended March 31, 2006       $ 5.99   $4.59
Quarter ended June 30, 2006        $ 5.34   $4.40

FISCAL YEAR ENDED JUNE 30, 2005
Quarter ended September 30, 2004   $15.43   $5.92
Quarter ended December 31, 2004    $13.99   $7.70
Quarter ended March 31, 2005       $ 9.08   $4.62
Quarter ended June 30, 2005        $ 8.49   $3.70

     As of September 20, 2006, there were 1,361 holders of record of the Company's Common Stock. On September 20, 2006 the closing price of Escalon's Common Stock as reported by the Nasdaq SmallCap Market was $4.40 per share.

     Escalon has never declared or paid a cash dividend on its common stock and presently intends to retain any future earnings to finance future growth and working capital needs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 6 and the financial statements and related notes to consolidated financial statements thereto included herein in Item 7.

                                                             FOR THE YEARS ENDED JUNE 30,
                                                   ------------------------------------------------
                                                      2006      2005      2004      2003      2002
                                                    -------   -------   -------   -------   -------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
NET REVENUES:
Product revenue                                     $27,544   $23,864   $12,348   $11,191   $10,293
Other revenue                                         2,247     3,060     2,373     2,175     1,781
                                                    -------   -------   -------   -------   -------
REVENUES, NET                                        29,791    26,925    14,721    13,366    12,074
                                                    -------   -------   -------   -------   -------
COSTS AND EXPENSES:
   Cost of goods sold                                16,004    13,158     5,476     4,896     4,640
   Marketing, general and administrative             13,995    12,556     5,206       780       555
   Research and development                           2,828     1,893       776     5,034     5,097
   Writedown of license and distribution rights           0         0         0       196         0
                                                    -------   -------   -------   -------   -------
      TOTAL COSTS AND EXPENSES                       32,827    27,607    11,458    10,906    10,292
                                                    -------   -------   -------   -------   -------
(LOSS) INCOME FROM OPERATIONS                        (3,036)     (683)    3,263     2,460     1,782
                                                    -------   -------   -------   -------   -------
OTHER (EXPENSE) AND INCOME:
   Gain on sale of available for sale securities      1,157     3,412         0         0         0
   Loss from termination of joint venture                 0         0         0         0       (23)
   Equity in Ocular Telehealth Management, LLC         (174)      (64)        0         0         8
   Interest income                                      162        69        59         3         2
   Interest expense                                     (64)      (55)     (407)     (638)     (791)
                                                    -------   -------   -------   -------   -------
      TOTAL OTHER (EXPENSE) AND INCOME                1,081     3,362      (347)     (635)     (804)
                                                    -------   -------   -------   -------   -------
NET (LOSS) INCOME BEFORE TAXES                       (1,956)    2,680     2,915     1,825       978
                                                    -------   -------   -------   -------   -------
   Provision for income taxes                            31       232       173       112         0
                                                    -------   -------   -------   -------   -------
NET (LOSS) INCOME                                   $(1,987)  $ 2,448   $ 2,742   $ 1,713   $   978
                                                    =======   =======   =======   =======   =======
BASIC NET (LOSS) INCOME PER SHARE                   $ (0.32)  $  0.42   $  0.70   $  0.51   $  0.29
                                                    =======   =======   =======   =======   =======
DILUTED NET (LOSS) INCOME PER SHARE                 $ (0.32)  $  0.39   $  0.64   $  0.48   $  0.29
                                                    =======   =======   =======   =======   =======
WEIGHTED AVERAGE SHARES - BASIC USED IN PER
   SHARE CALCULATION                                  6,152     5,832     3,897     3,365     3,346
                                                    =======   =======   =======   =======   =======
WEIGHTED AVERAGE SHARES - DILUTED USED IN PER
   SHARE CALCULATION                                  6,152     6,231     4,304     3,573     3,360
                                                    =======   =======   =======   =======   =======

                                                              AT JUNE 30,
                                         ----------------------------------------------------
                                           2006       2005       2004       2003       2002
                                         --------   --------   --------   --------   --------
                                                        (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                $  3,380   $  5,116   $ 12,602   $    298   $    221
Working capital (deficit)                  10,616     13,613     13,966        889       (240)
Total assets                               38,645     40,049     29,457     16,890     16,912
Long-term debt, net of current portion        163        392      2,396      4,080      5,191
Total liabilities                           5,545      5,530      5,996      7,951      9,719
Accumulated deficit                       (34,122)   (32,136)   (34,585)   (37,326)   (39,039)
Total shareholders' equity                 33,100     34,519     23,461      8,939      7,193

     No cash dividends were paid in any of the periods presented.

     The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-KSB and the discussion under "Cautionary Factors that May Affect Future Results" included in Part I of this Form 10-KSB.

     Escalon operates primarily in four reportable business segments: Drew, Sonomed, Vascular and Medical/Trek/EMI. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology. Vascular develops, manufactures and markets vascular access products. Medical/Trek/EMI develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names and manufactures and markets digital camera system for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 - Description of Business.

     EXECUTIVE OVERVIEW - FISCAL YEARS ENDED JUNE 30, 2006 AND 2005

     The following highlights are discussed in further detail within this Form 10-KSB. The reader is encouraged to read this Form 10-KSB in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

     - On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. The Company has been operating Drew as a separate business unit since its acquisition, and Drew's results of its operations are included in the "Management's Discussion and Analysis or Plan of Operation" for all periods since the acquisition in July 2004. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. The Company's operational priorities with respect to Drew have been to stabilize and increase Drew's revenue base and to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints (see "Business Conditions" in Liquidity and Capital Resource section).

     - In connection with the acquisition of Drew, the Company issued 900,000 shares of its common stock during the fiscal year ended June 30, 2005, of which 841,686 shares were issued in the six-month period ended December 31, 2004. The balance of the shares were issued in the six-month period ended June 30, 2005.

     - Product revenue increased approximately 15.4% during fiscal year ended June 30, 2006 as compared to the prior fiscal year. The increase is primarily related to strong sales in the Company's Drew, Sonomed, Vascular and Medical/Trek/EMI business units. Sales at these business units increased approximately 26.2%, 1.0%, 14.5% and 10.8%, respectively, during the fiscal year ended June 30, 2006 when compared to the prior fiscal year.

     - During July 2005, the Company sold 58,555 shares of IntraLase common stock that had originally been received by the Company in connection with the license of its laser properties to IntraLase in 1997. (See note 16 to the notes to consolidated financial statements.) The stock was sold at $19.8226 per share and yielded net proceeds of $1,157,336 after the payment of brokers' commissions and other fees. The net proceeds were recorded as other income.

     - Other revenue decreased approximately $813,287 or 26.4% during the fiscal year ended June 30, 2006 as compared to the prior fiscal year. The decrease primarily relates to a decrease in royalty payments received from Bauch & Lomb in connection with the Silicone Oil product line. During the fiscal years ended June 30, 2006 and 2005, approximately .6% and 5.5%, respectively, of the Company's net revenue was received from the Bauch & Lomb contract, which expired in August

          2005. Accordingly, the Company will receive no additional revenue related to this contract. The decrease in royalties from Bauch & Lomb was partially offset by increases in royalties from IntraLase and Bio Rad.

     - Cost of goods sold as a percentage of product revenue increased to approximately 58.1% of revenues during the fiscal year ended June 30, 2006, as compared to approximately 55.1% of product revenue for the prior fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during fiscal year ended June 30, 2006 increased to approximately 51.0% of product revenue from approximately 44.6% in the prior fiscal year.

     - Operating expenses increased approximately 16.4% during the fiscal year ended June 30, 2006 as compared to the prior fiscal year. During the fiscal year ended June 30, 2006, the Company incurred higher personnel costs to support the growth in the Company's business operations, higher advertising, sales and marketing salaries, travel and trade show costs related to the higher sales volumes and higher expenses associated with the integration of the MRP and existing EMI product lines. (The MRP acquisition closed on January 30, 2006. See note 12 of the notes to consolidated financial statements.) Research and development costs also increased to support introductions and planned introductions of new and or enhanced products, especially in the Drew and Sonomed business units. In addition, the Company continues to experience a high amount of legal and accounting fees primarily related to IntraLase litigation costs, increased auditors fees in proportion to the increase in the Company's size due to the acquisition of Drew and costs related to compliance with the Sarbanes-Oxley Act of 2002, which fees and costs exceeded $500,000. While the Company expects these legal, accounting and compliance expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such high levels.

     RESULTS OF OPERATIONS

     FISCAL YEARS ENDED JUNE 30, 2006 AND 2005

     The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                    FISCAL YEARS ENDED JUNE 30,
                   ----------------------------
                     2006      2005    % CHANGE
                   -------   -------   --------
PRODUCT REVENUE:
Drew               $14,253   $11,294     26.2%
Sonomed              7,737     7,663      1.0%
Vascular             3,640     3,180     14.5%
Medical/Trek/EMI     1,914     1,727     10.8%
                   -------   -------     ----
TOTAL              $27,544   $23,864     15.4%
                   =======   =======     ====

     Product revenue increased approximately $3,680,000, or 15.4%, to $27,544,000 during the year ended June 30, 2006 as compared to the last fiscal year. In the Drew business unit, product revenue increased $2,959,000, or 26.2% as compared to last fiscal year. The increase is primarily due to additional sales in the domestic and international markets of diabetics and hematology instruments. Sales of spare parts and reagents and controls, which are used to operate the instruments, also increased during the period to support the increase in the installed base of the related instruments.

     Product revenue increased $74,000, or 1%, to $7,737,000 in the Sonomed business unit as compared to the last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace.

     Product revenue increased $460,000, or 14.5%, to $3,640,000, at the Vascular business unit during the year ended June 30, 2006 as compared to last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during fiscal year 2005. In the Medical/Trek/EMI business unit, product revenue increased $187,000 or 10.8% to $1,914,000 during the year ended June 30, 2006 as compared to the last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in the Trek business unit revenue from Bausch & Lomb. Also contributing to the increase was an increase in EMI sales of digital imaging systems from the MRP acquisition. (See note 12 of the notes to consolidated financial statements.)

     Other revenue decreased by approximately $813,000, or 26.5%, to $2,246,000 during the fiscal year ended June 30, 2006 as compared to the prior fiscal year. The decrease is primarily due to an approximately $1,283,000 decrease in royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company received no royalties after the termination date and will receive no future royalties under this agreement. (See note 11 of the notes to consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.) Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew increased by approximately $51,000 to $282,508 due to higher sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

     The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                         FISCAL YEARS ENDED JUNE 30,
                      ---------------------------------
                        2006      %       2005      %
                      -------   -----   -------   -----
COST OF GOODS SOLD:
Drew                  $ 9,225   64.7%   $ 7,554   66.9%
Sonomed                 3,962   51.2%     3,115   40.7%
Vascular                1,535   42.2%     1,432   45.0%
Medical/Trek/EMI        1,282   67.0%     1,058   61.3%
                      -------   ----    -------   ----
TOTAL                 $16,004   58.1%   $13,159   55.1%
                      =======   ====    =======   ====

     Cost of goods sold totaled approximately $16,004,000, or 58.1% of product revenue, for the fiscal year ended June 30, 2006 as compared to $13,159,000 or 55.1% of product revenue, for the prior fiscal year. Cost of goods sold in the Drew business unit totaled $9,225,000, or 64.7% of product revenue, for the fiscal year ended June 30, 2006 as compared to $7,554,000, or 66.9% of product revenue, for the prior fiscal year. The decrease in the cost of goods sold as a percentage of revenue was due to a shift in the mix of products sold and a decrease in manufacturing gains experienced in the prior fiscal year. Instrument and OEM sales historically have lower margins than the sales of reagents and controls, which are used to operate the instruments.

     Cost of goods sold in the Sonomed business unit totaled $3,962,000, or 51.2% of product revenue, for the fiscal year ended June 30, 2006 as compared to $3,115,000, or 40.7% of product revenue, for prior fiscal year. The primary reason for the increase was an increase in the percentage of international sales during the period. The Company historically experiences a lower selling price per unit on its international product sales. In addition, the Company experienced a significantly higher margin in the prior year on pachymeters sales due to significant market demand. The demand returned to normal commencing in the fourth quarter of fiscal 2004. Cost of goods sold in the Vascular business unit totaled $1,535,000, or 42.2% of product revenue, for fiscal year ended June 30, 2006 as compared to $1,432,000, or 45.0% of product revenue, for the last fiscal year. The Company experienced lower overtime and higher production efficiencies in the current period as compared to the prior year. Cost of goods sold in the Medical/Trek/EMI business unit totaled $1,282,000, or 67% of product revenue, for fiscal year ended June 30, 2006 as compared to $1,058,000, or 61.3% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Further contributing to the increase was the integration of MRP into the existing EMI product lines.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                                          FISCAL YEARS ENDED JUNE 30,
                                         -----------------------------
                                           2006      2005    % CHANGE
                                         -------   -------   ---------
MARKETING, GENERAL AND ADMINISTRATIVE:
Drew                                     $ 6,006   $ 4,104      46.4%
Sonomed                                    2,098     1,608      30.5%
Vascular                                   1,682     1,424      18.2%
Medical/Trek/EMI                           4,209     5,420     -22.4%
                                         -------   -------     -----
TOTAL                                    $13,995   $12,556      11.5%
                                         =======   =======     =====

     Marketing, general and administrative expenses increased $1,439,000, or 11.5%, to 13,995,000 during the fiscal year ended June 30, 2006 as compared to the prior fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $1,902,000, or 46.4%, to $6,006,000 as compared to the same period last fiscal year. The increase is primarily due to higher personnel and advertising costs related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 11.5% increase in product revenue when compared to the corresponding prior year period.

     Marketing, general and administrative expenses in the Sonomed business unit increased by $490,000, or 30.5%, to $2,098,000 as compared to the prior fiscal year. The increase is due primarily to increased personnel, travel and advertising and trade show expenses related to the expansion into international markets and the roll out of Sonomed's new UBM Instrument.

     Marketing, general and administrative expenses in the Vascular business unit increased $258,000, or 18.2%, to $1,682,000 as compared to the same period last fiscal year. Sales salaries and other personnel-related expenses increased approximately $157,000, travel related expenses for sales personnel increased by approximately $90,000, advertising increased by approximately $9,000 and the expense for customer samples increased by approximately $19,000 when compared to the prior fiscal year. All of the increases were related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year. Legal expenses increased $49,000 over the prior period due to additional patent applications, planning and review.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit decreased $1,211,000 or 22.4% to $4,209,000 as compared to last fiscal year. Of the decrease, $1,087,000 is due to a one-time supplemental retirement benefit awarded in June 2005 to the Company's Chairman and CEO (see note 10 to the consolidated financial statements). EMI marketing, general and administrative expenses increased to $560,000 from $222,000 experienced last year due mainly to the integration of MRP with the EMI lines, and the joint marketing and integration of the Company's product line with Anka Systems. Legal expenses were $754,000, a 22,000 increase over last year. The Company expects litigation costs due to Interlase and other matters to continue to impact earnings in the near term.

     Research and development expenses increased $935,000, or 49.4%, to $2,828,000 during the fiscal year ended June 30, 2006 as compared to the prior fiscal year. Drew accounted for $1,734,000 of the $2,828,000 incurred for the year. These funds relate to the continued research on Drew's two new instruments the Drew 360 and the XL22. Approximately $510,000 was incurred during the period by Sonomed as it finalized the development of its new UBM Instrument. The remainder was incurred on various projects by legacy Escalon Companies to continue to enhance and improve their product lines.

     Gain on sale of available for sale securities was approximately $1,157,000 and $3,412,000 for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease was due to the sale of fewer shares of IntraLase common stock in July 2005. (See note 16 of the notes to consolidated financial statements.)

     The Company recognized a loss of approximately $174,000 and $64,000 related to its investment in Ocular Telehealth Management ("OTM") during the fiscal years ended June 30, 2006 and 2005, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to consolidated financial statements.)

     Interest income was $162,000 and $69,000 for the fiscal years ended June 30, 2006 and 2005, respectively. The increase was due to higher cash balances and effective yields on investments.

     Interest expense was $64,000 and $55,000 for the fiscal years ended June 30, 2006 and 2005 respectively. The Company paid off several of its debt facilities to several entities in advance of their maturities during the fiscal year ended June 30, 2005. Additionally, the Company reversed accrued loan commitment fees as a result of the satisfaction of the debt and the release by the lender of those fees. The fees were originally accrued based on contract terms.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents overall liquidity and capital resources from continuing operations during the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                                              JUNE 30,
                                       ---------------------
                                          2006        2005
                                       ---------   ---------
CURRENT RATIO:
Current assets                         $  14,911   $  17,665
Less: Current liabilities                  4,295       4,052
                                       ---------   ---------
WORKING CAPITAL                        $  10,616   $  13,613
                                       =========   =========
CURRENT RATIO                           3.5 TO 1    4.4 TO 1
                                       =========   =========
DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities   $     233   $     230
Long-term debt                               163         392
                                       ---------   ---------
Total debt                             $     396   $     622
                                       ---------   ---------
Total equity                              33,100      34,519
                                       ---------   ---------
TOTAL CAPITAL                          $  33,496   $  35,141
                                       =========   =========
TOTAL DEBT TO TOTAL CAPITAL                  1.2%        1.8%
                                       =========   =========

     WORKING CAPITAL POSITION

     Working capital decreased $2,997,000 as of June 30, 2006 and the current ratio decreased to 3.5 to 1 from 4.4 to 1 when compared to June 30, 2005. The decrease in working capital was caused primarily by a decrease in cash of $1,736,000 from $5,116,000 to $3,380,000 in 2005 and 2006, respectively.
Available for sale securities dropped $1,157,000 from $1,207,000 in 2005 to $50,000 in 2006. Accounts receivable declined $756,000 from $4,752,000 in 2005 to $3,996,000 in 2006. Overall total current assets decreased

$2,754,000 from $17,645,000 in 2005 to $14,911,000 in 2006. Total current liabilities which consist of current portion of long term debt, accounts payable and accrued expenses increased $243,000, from $4,052,000 in 2005 to $4,295,000 in 2006.

     CASH USED IN OPERATING ACTIVITIES

     During fiscal 2006, the Company used approximately $2,605,000 of cash for operating activities. In fiscal 2005, the Company used approximately $3,350,000 in operating activities. The net increase in cash generated from operating activities of approximately $745,000 in fiscal 2006 as compared to fiscal 2005 is due primarily to the following factors:

     - Income/loss from operations decreased approximately $4,434,000 in fiscal 2006 as compared to fiscal 2005, from net income in 2005 of $2,448,000 to a net loss in 2006 of $1,986,000. The net loss in 2006 was driven by net losses at our Drew division of approximately $2,500,000 offset by net income in legacy Escalon companies of approximately $600,000. The loss at Drew was primarily driven by increased marketing and advertising expenses, research and development and the compression of gross margins on instrument sales. The swing from net income of $2,448,000 in 2005 to a net loss of $1,985,000 in 2006 was offset by the following items:

     - The Company, during fiscal 2005, utilized approximately $1,882,000 of cash to fund planned increases in inventory, primarily at its Drew and Sonomed business units. Prior to its acquisition by Escalon, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. Escalon's operating priorities included injecting working capital into Drew to remove the pre-acquisition liquidity constraints. Inventories increased at the Sonomed business unit to support planned introduction of new products. The cash spent in 2006 for increases in inventory were $1,189,000 or $693,000 lower than in the prior year. In addition, during 2005, Escalon had a gain on sale of marketable securities of $3,412,000 compared to $1,157,000 in 2006.

     - The Company also utilized approximately $2,169,000 of cash to fund increases primarily in Drew accounts receivable and reductions in Drew's accounts payable and accrued liabilities. The increase in receivables is due primarily to higher sales volume in the 4th quarter of fiscal 2005 and the reduction in payables and accruals is primarily due to the injection of working capital into Drew by Escalon to help remove Drew's pre-acquisition liquidity constraints. By contrast the changes in the accounts receivable and accounts payable accounts during 2006 resulted in a net increase in cash flow from operations of $992,000 and compared to a net decrease in 2005 of $2,169,000.

     CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

     Cash flows generated by investing activities for 2006 were approximately $783,000. This amount is made up of sales of available for sales securities of $1,157,000 (Interlase stock see note 16 of the consolidated financial statements) offset by purchases of fixed assets of $327,000 and net cash used to purchase MRP of $47,000.

     Cash flows generated by investing activities of approximately $2,187,000 during fiscal 2005 relate primarily to the net proceeds of approximately $3,412,000 realized on the sale of a portion of the IntraLase securities held by the Company as available for sale securities and cash acquired as part of the Drew acquisition. The securities that were sold were originally acquired in connection with the license of intellectual laser properties to IntraLase (see note 16 to the consolidated financial statements). Partially offsetting the cash realized on the securities sale were costs related to the Drew acquisition of approximately $1,015,000, the Company's $256,000 investment in OTM and the purchase of fixed assets during 2005. During the fiscal year ended June 30, 2004, in addition to the Drew acquisition costs discussed above, the Company had approximately $231,000 of expenditures related to the Drew acquisition that were classified as other current assets until the transaction was finalized in fiscal 2005. Otherwise, cash flows used in investing activities related solely to the purchase of fixed assets for the fiscal year ended June 30, 2004. Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

     Cash flows provided by financing activities in the amount of $147,000 during 2006 relate to repayment of debt of $227,000, offset by the proceeds from the issuance of common stock options of $374,000.

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

BUSINESS CONDITIONS:

     Due to Drew losing approximately $2.5 million in fiscal 2006, management has re-evaluated the Drew business model and has devised a plan to enhance the ability of Drew to operate profitably. The following actions are currently under way and are expected to be completed by approximately November 7, 2006.

     The Company is moving Drew's Connecticut manufacturing facility to its Dallas location. This move is expected to result in an annual savings of approximately $391,000 in salaries and benefits, and facility savings of approximately $149,000 for a total annual savings of approximately $540,000. The implementation of this move to Texas began in August and is expected to be finished by approximately November 7, 2006.

     The Drew Barrow, UK facility has been modified to reflect efficiencies we plan to achieve in our Dallas location. The elimination of redundant positions in Barrow is expected to result in salary reductions of approximately $416,000. The lease on one of the Barrow properties has expired and will not be renewed, because the building was under utilized and is no longer needed. Total annual cash flow savings is expected to be approximately $100,000. Finally, other savings related to the reduction of our footprint in the UK (IT, storage, vehicles, etc.) is estimated to be approximately $51,000. Total annual cost reductions for Barrow is expected to be approximately $567,000.

     Concurrent with the move of Connecticut to Dallas we are implementing cost reductions in Dallas. The elimination of redundant positions is expected to result in a reduction of salaries and benefits by approximately $294,000, these reductions were made in September 2006. In addition, Drew is renegotiating two of its leases in Dallas. The renegotiation allows Drew to close one of its buildings and renew a lease on the larger facility. The Dallas facility will house the majority of Drew US operations with a modest sales office located in Connecticut. The facility changes are expected to result in a reduction of approximately $146,000 per year. Total reductions in Dallas are expected to be $440,000 per year once fully implemented.

Summary of Drew anticipated reductions:
   A. Connecticut                         $  540,000
   B. Barrow                              $  567,000
   C. Dallas                              $  440,000
                                          ----------
Total Anticipated Annual Savings          $1,547,000
                                          ==========

     Additionally, redundant or non-essential positions were identified at our corporate headquarters. These positions were eliminated in August and September of 2006 for anticipated savings in salaries and benefits of $372,000, bringing total cost reductions when fully implemented to approximately $1.9 million. Due to severance and other costs related to the plan approximately $700,000 of these reductions are expected to be realized in fiscal 2007.

Management anticipates that these cuts combined with budgeted increased profits in legacy Escalon entities and the continued growth of our Interlase royalty revenue stream will return the Company to profitability.

     DEBT HISTORY

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of June 30, 2006 and 2005, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance as of June 30, 2006 was approximately $278,717. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00% per annum. The outstanding balance as of June 30, 2006 was approximately $116,671.

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

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2006 and 2005. The following table presents the Company's contractual obligations as of June 30, 2006 (interest is not included in the table as it is not material):

                                2007           2008           2009       THEREAFTER     TOTAL
                            ------------   ------------   ------------   ----------   --------
Texas Mezzanine Fund Note       $132,841       $145,876          $   0     $   0      $278,717
   Interest rate            Prime Plus 4%  Prime Plus 4%  Prime Plus 4%     0.00%
Symbiotics, Inc. Note           $ 99,996       $ 16,675          $   0     $   0      $116,671
   Interest rate                    5.00%          5.00%          5.00%     0.00%
                                --------       --------          -----     -----      --------
TOTAL                           $232,837       $162,551          $   0     $   0      $395,388
                                ========       ========          =====     =====      ========

     FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT
LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew and subsequently acquired the remaining shares during the fiscal year ended June 30, 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. Escalon loaned approximately $11,276,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. Escalon anticipates that further working capital will likely be required by Drew.

     Escalon realized .6%, 5.5% and 13.2% of its net revenue during the fiscal years ended June 30, 2006, 2005 and 2004, respectively, from Bausch & Lomb's sales of Silicone Oil. Silicone Oil revenue is based on the sale of the product by Bausch & Lomb multiplied by a contractual factor that declines on an annual basis due to a contractual step-down provision. The contract expired on August 12, 2005. (See note 11 of the notes to consolidated financial statements for additional information regarding the contract with Bausch & Lomb.)

     ESCALON COMMON STOCK

     The Company's common stock is currently listed on the Nasdaq Capital Market. In order to continue to be listed on the Nasdaq Capital Market, the following requirements must be met:

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

     As of June 30, 2006, Escalon complied with these requirements.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of Statement of Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets," discussed further in the notes to consolidated financial statements included in this Form 10-KSB. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

     Through June 30, 2006, the Company has recorded a full valuation allowance against the Company's net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of June 30, 2006 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt. (See note 6 of the notes to consolidated financial statements for further information regarding the Company's debt obligations.)

                                2007           2008           2009       THEREAFTER     TOTAL
                            ------------   ------------   ------------   ----------   --------
Texas Mezzanine Fund Note       $132,841       $145,876          $   0     $   0      $278,717
   Interest rate            Prime Plus 4%  Prime Plus 4%  Prime Plus 4%     0.00%
Symbiotics, Inc. Note           $ 99,996       $ 16,675          $   0     $   0      $116,671
   Interest rate                    5.00%          5.00%          5.00%     0.00%
                                --------       --------          -----     -----      --------
TOTAL                           $232,837       $162,551          $   0     $   0      $395,388
                                ========       ========          =====     =====      ========

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are filed under this Item 7, beginning on page F-2 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

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

     Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act,) as of June 30, 2006, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)  INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the chief executive officer and the principal financial and accounting officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 9 is incorporated by reference to the Company's proxy statement for the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated by reference to the Company's proxy statement for the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this Item 11 is incorporated by reference to the Company's proxy statement for the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See note 14 of the notes to the consolidated financial statements.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     CONSOLIDATED FINANCIAL STATEMENTS

     See index to Consolidated Financial Statements on Page F-1.

     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes to consolidated financial statements therein.

EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB, where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

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

10.31 Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32 Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33         Manufacturing Supply and Distribution Agreement between Sonomed,
              Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004.
              (15)

10.34         Supplemental Executive Retirement Benefit Agreement for Richard
              DePiano dated June 23, 2005. (16)**

10.35         2004 Equity Incentive Plan. (17)**

21            Subsidiaries. (*)

23.1          Consent of Independent Registered Public Accounting Firm. (*)


31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 - Richard J. DePiano (*)

31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 - Robert M. O'Connor(*)

32.1          Certification pursuant to Section 1350 of Title 18 of the United
              States Code - Richard J. DePiano. (*)

32.2          Certification pursuant to Section 1350 of Title 18 of the United
              States Code - Robert M. O'Connor. (*)

----------
*    Filed herewith.

**   Management contract of compensatory plan.

(1) Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended June 30, 1994.

(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended June 30, 1995.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended June 30, 1999.

(6)  Filed as an exhibit to the Company's Form 8-K/A, dated March 31, 2000.

(7)  Intentionally omitted.

(8) Filed as an exhibit to the Company's Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9) Filed as an exhibit to the Company's Form 10-KSB for the year ended June 30, 2001.

(10) Intentionally omitted.

(11) Intentionally omitted.

(12) Intentionally omitted.

(13) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 2003.

(14) Filed as an exhibit to the Company's Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).

(15) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

(16) Filed as an exhibit to the Company's Form 8-K, dated June 23, 2005.

(17) Filed with the Definitive Proxy Statement on October 27, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference to the Company's proxy statement for the Company's 2006 Annual Meeting of Shareholders to be filed with the SEC.

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

Dated: September 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Richard J. DePiano       Chairman and Chief Executive    September 28, 2006
    --------------------------   Officer (Principal Executive
    Richard J. DePiano           Officer) and Director


By: /s/ Robert M. O'Connor       Chief Financial Officer         September 28, 2006
    --------------------------   (Principal Financial Officer)
    Robert M. O'Connor


By: /s/ Anthony Coppola          Director                        September 28, 2006
    --------------------------
    Anthony Coppola


By: /s/ Jay L. Federman          Director                        September 28, 2006
    --------------------------
    Jay L. Federman


By: /s/ William L.G. Kwan        Director                        September 28, 2006
    --------------------------
    William L.G. Kwan


By: /s/ Lisa Napolitano          Director                        September 28, 2006
    --------------------------
    Lisa Napolitano


By: /s/ Fred Choate              Director                        September 28, 2006
    --------------------------
    Fred Choate

                              ESCALON MEDICAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2
Report of Independent Registered Public Accounting Firm                      F-3
Consolidated Balance Sheets at June 30, 2006 and 2005                        F-4
Consolidated Statements of Income for the Years Ended June 30, 2006 and
   2005                                                                      F-5
Consolidated Statements of Shareholders' Equity for the Years Ended June
   30, 2006 and 2005                                                         F-6
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006
   and 2005                                                                  F-7
Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Escalon Medical Corp.
Wayne, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                        Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
September 20, 2006

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

                                        BDO Seidman, LLP

Philadelphia, Pennsylvania
September 22, 2005

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,       JUNE 30,
                                                         2006           2005
                                                     ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                         $  3,379,710   $  5,115,772
   Available for sale securities                           50,220      1,207,317
   Accounts receivable, net                             3,996,243      4,752,310
   Inventory, net                                       7,122,916      5,856,285
   Notes receivable                                             0        100,000
   Other current assets                                   362,160        633,214
                                                     ------------   ------------
      TOTAL CURRENT ASSETS                             14,911,249     17,664,898
                                                     ------------   ------------
Furniture and equipment, net                              969,956        911,700
Goodwill                                               21,072,260     20,166,450
Trademarks and trade names                                620,106        616,906
Patents, net                                              313,702        402,814
Covenant not to compete and customer list, net            420,073              0
Other assets                                              337,421        286,568
                                                     ------------   ------------
   TOTAL ASSETS                                      $ 38,644,767   $ 40,049,336
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                 $    232,837   $    230,344
   Accounts payable                                     1,558,501      1,135,680
   Accrued expenses                                     2,503,771      2,685,670
                                                     ------------   ------------
      TOTAL CURRENT LIABILITIES                         4,295,109      4,051,694
                                                     ------------   ------------
Long-term debt, net of current portion                    162,551        391,793
Accrued post-retirement benefits                        1,087,000      1,087,000
                                                     ------------   ------------
   TOTAL LIABILITIES                                    5,544,660      5,530,487
                                                     ------------   ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share
   authorized; 6,344,657 and 5,963,477 issued and
   outstanding at June 30, 2006 and June 30, 2005,
   respectively                                             6,345          5,964
Common stock warrants                                   1,601,346      1,601,346
Additional paid-in capital                             65,699,370     63,898,190
Accumulated (deficit)                                 (34,122,427)   (32,136,487)
Accumulated other comprehensive (loss) income             (84,527)     1,149,836
                                                     ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                          33,100,107     34,518,849
                                                     ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 38,644,767   $ 40,049,336
                                                     ============   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   FOR THE YEARS ENDED JUNE 30
                                                   ---------------------------
                                                       2006          2005
                                                   ------------   ------------
NET REVENUES:
Product revenue                                    $27,543,785    $23,864,322
Other revenue                                        2,246,913      3,060,300
                                                   -----------    -----------
REVENUES, NET                                       29,790,698     26,924,622
                                                   -----------    -----------
COSTS AND EXPENSES:
   Cost of goods sold                               16,003,904     13,158,061
   Marketing, general and administrative            13,994,788     12,556,374
   Research and development                          2,828,196      1,892,706
                                                   -----------    -----------
      TOTAL COSTS AND EXPENSES                      32,826,888     27,607,141
                                                   -----------    -----------
(LOSS) INCOME FROM OPERATIONS                       (3,036,190)      (682,519)
                                                   -----------    -----------
OTHER (EXPENSE) AND INCOME:
   Gain on sale of available for sale securities     1,157,336      3,411,761
   Equity in Ocular Telehealth Management, LLC        (173,844)       (63,613)
   Interest income                                     161,588         69,262
   Interest expense                                    (63,521)       (55,116)
                                                   -----------    -----------
      TOTAL OTHER (EXPENSE) AND INCOME               1,081,559      3,362,294
                                                   -----------    -----------
NET (LOSS) INCOME BEFORE TAXES                      (1,954,631)     2,679,775
                                                   -----------    -----------
Provision for income taxes                              31,309        231,664
                                                   -----------    -----------
NET (LOSS) INCOME                                  $(1,985,940)   $ 2,448,111
                                                   ===========    ===========
BASIC NET (LOSS) INCOME PER SHARE                  $    (0.323)   $     0.420
                                                   ===========    ===========
DILUTED NET (LOSS) INCOME PER SHARE                $    (0.323)   $     0.393
                                                   ===========    ===========
WEIGHTED AVERAGE SHARES - BASIC                      6,152,455      5,831,564
                                                   ===========    ===========
WEIGHTED AVERAGE SHARES - DILUTED                    6,152,455      6,231,024
                                                   ===========    ===========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                                                                    ACCUMULATED
                                      COMMON STOCK         COMMON      ADDITIONAL                      OTHER           TOTAL
                                   -------------------      STOCK       PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES     AMOUNT    WARRANTS      CAPITAL        DEFICIT     INCOME (LOSS)       EQUITY
                                   ---------   -------   ----------   -----------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2004           5,017,122    $5,018   $1,601,346   $56,438,903   $(34,584,598)   $         0     $23,460,669
Comprehensive Income:
   Net income                              0         0            0             0      2,448,111              0       2,448,111
   Change in unrealized gains on
      available for sale securities        0         0            0             0              0      1,207,317       1,207,317
   Foreign currency translation            0         0            0             0              0        (57,481)        (57,481)
                                   ---------    ------   ----------   -----------   ------------    -----------     -----------
TOTAL COMPREHENSIVE INCOME                 0         0            0             0      2,448,111      1,149,836       3,597,947
Acquisition of Drew                  900,000       900            0     7,429,538              0              0       7,430,438
Exercise of common stock
   purchase warrants                  32,855        33            0           (33)             0              0               0
Exercise of stock options             13,500        13            0        29,782              0              0          29,795
                                   ---------    ------   ----------   -----------   ------------    -----------     -----------
BALANCE AT JUNE 30, 2005           5,963,477    $5,964   $1,601,346   $63,898,190   $(32,136,487)   $ 1,149,836     $34,518,849
Comprehensive Income:
   Net (loss)                              0         0            0             0     (1,985,940)             0      (1,985,940)
   Change in unrealized gains on
      available for sale securities        0         0            0             0              0     (1,157,097)     (1,157,097)
   Foreign currency translation            0         0            0             0              0        (77,266)        (77,266)
                                   ---------    ------   ----------   -----------   ------------    -----------     -----------
TOTAL COMPREHENSIVE INCOME                 0         0            0             0     (1,985,940)    (1,234,363)     (3,220,303)
Exercise of stock options            131,180       131            0       296,123              0              0         296,254
Income tax benefit from exercise
   of stock options                                                        77,807                                        77,807
Purchase of assets of MRP            250,000       250            0     1,427,250              0              0       1,427,500
                                   ---------    ------   ----------   -----------   ------------    -----------     -----------
BALANCE AT JUNE 30, 2006           6,344,657    $6,345   $1,601,346   $65,699,370   $(34,122,427)   $   (84,527)    $33,100,107
                                   ---------    ------   ----------   -----------   ------------    -----------     -----------

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED JUNE 30,
                                                                     -------------------------
                                                                         2006          2005
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $(1,985,940)  $ 2,448,111
Adjustments to reconcile net (loss) income to net cash (used in)
   operating activities:
   Depreciation and amortization                                         440,952       387,651
   Post retirement benefits                                                    0     1,087,000
   Gain on sale of available for sale securities                      (1,157,336)   (3,411,761)
   Reserve on notes receivable                                           100,000        50,000
   Loss on Ocular Telehealth Management, LLC                             173,844        63,613
   Abandonment of leashold improvement                                         0        12,458
   Change in operating assets and liabilities:
      Accounts receivable, net                                           761,834      (838,624)
      Inventory, net                                                  (1,189,207)   (1,882,149)
      Other current and long-term assets                                  19,880        63,750
      Accounts payable, accrued and other liabilities                    230,643    (1,330,009)
                                                                     -----------   -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                      (2,605,330)   (3,349,960)
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Drew, net of cash acquired                                      0       151,459
   Acquisition costs related to Drew                                                (1,015,362)
   Purchase of MRP, net of cash acquired                                 (47,060)            0
   Proceeds from the sale of available for sale securities             1,157,336     3,411,761
   Investment in Ocular Telehealth Management, LLC                             0      (256,000)
   Purchase of fixed assets                                             (327,340)     (104,396)
                                                                     -----------   -----------
         NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES             782,936     2,187,462
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowing                                                       0             0
Line of credit repayment                                                       0    (1,905,822)
Principal payments on term loans                                        (226,749)   (4,441,761)
Issuance of common stock - private placement                                   0             0
Issuance of common stock - stock options                                 374,061        29,795
                                                                     -----------   -----------
         NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES             147,312    (6,317,788)
                                                                     -----------   -----------
         Effect of exchange rate changes on cash and cash
            equivalents                                                  (60,980)       (5,913)
                                                                     -----------   -----------
         NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,736,061)   (7,486,199)
                                                                     -----------   -----------
Cash and cash equivalents, beginning of period                         5,115,772    12,601,971
                                                                     -----------   -----------
Cash and cash equivalents, end of period                             $ 3,379,711   $ 5,115,772
                                                                     ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                        $    37,586   $   198,647
                                                                     ===========   ===========
Income taxes refund (paid)                                           $    (1,133)  $   327,176
                                                                     ===========   ===========
Issuance of common stock for Drew acquisition                        $         0   $ 7,430,438
                                                                     ===========   ===========
Issuance of common stock for MRP acquisition                         $ 1,427,500   $         0
                                                                     ===========   ===========
(Decrease)/increase in unrealized appreciation on available for
   sale securities                                                   $(1,157,097)  $ 1,207,317
                                                                     ===========   ===========

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS AND BUSINESS CONDITIONS

     Escalon Medical Corp. ("Escalon") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. (EHI) and Drew Scientific Group, Plc ("Drew"), including its subsidiaries. All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

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

     In connection with the presentation of the current period consolidated financial statements, certain prior period balance have been reclassified to conform with current period presentation.

     The Drew business unit has experienced significant losses and negative cash flow from operations in the last two years. Management has begun to implement cost reductions in each of Drew's three locations in order to bring Drew's cost structure in line with anticipated revenues. Management anticipates that these cuts combined with budgeted profits in legacy Escalon entities and the continued IntraLase royalty revenue stream will provide sufficient liquidity in the coming fiscal year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sonomed, Vascular, EME, EMI, Pharmaceutical, EHI and Drew. All intercompany accounts and transactions have been eliminated.

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

     MARKETABLE SECURITIES

     The Company reports debt and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." All of the equity securities held by the Company at June 30, 2006 and 2005 are classified as available for sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

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

     INVENTORIES

     Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                              JUNE 30,
                      -----------------------
                         2006         2005
                      ----------   ----------
Raw materials         $4,219,836   $3,476,493
Work in process          809,807      473,252
Finished goods         2,345,985    2,073,208
                      ----------   ----------
                       7,375,628    6,022,953
                      ----------   ----------
Valuation allowance     (252,712)    (166,668)
                      ----------   ----------
TOTAL INVENTORY       $7,122,916   $5,856,285
                      ==========   ==========

     Valuation allowance activity for the years ended June 30 was as follows:

                                          JUNE 30,
                                    -------------------
                                      2006       2005
                                    --------   --------
BALANCE, JULY 1                     $166,668   $  5,125
Provision for valuation allowance     87,475    161,543
Write-off's                           (1,431)         0
                                    --------   --------
BALANCE, JUNE 30                    $252,712   $166,668
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

                                JUNE 30,
                          --------------------
                             2006       2005
                          ---------   --------
BALANCE, JULY 1           $ 490,465   $121,212
Provision for bad debts     347,968    202,446
Write-off's                (188,856)   (41,208)
Other (a)                         0    208,015
                          ---------   --------
BALANCE, JUNE 30          $ 649,577   $490,465
                          =========   ========

     (a) Acquired as part of the Drew acquisition in July 2004

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation expense for the years ended June 30, 2006 and 2005 was $324,458 and $321,142, respectively.

     Property and equipment consist of the following at:

                                                           JUNE 30,
                                                  -------------------------
                                                      2006          2005
                                                  -----------   -----------
Equipment                                         $ 2,289,994   $ 1,921,731
Furniture and Fixtures                                 65,891       120,460
Leasehold Improvements                                128,866       121,193
                                                  -----------   -----------
                                                    2,484,751     2,163,384
                                                  -----------   -----------
Less: Accumulated depreciation and amortization    (1,514,795)   (1,251,684)
                                                  -----------   -----------
                                                  $   969,956   $   911,700
                                                  ===========   ===========

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

                                                          2006         2005
                                                      -----------   ----------
Net (loss) income, as reported                        $(1,985,940)  $2,448,111
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects            (288,848)    (539,026)
                                                      -----------   ----------
PRO FORMA NET (LOSS) INCOME                           $(2,274,788)  $1,909,085
                                                      ===========   ==========
(LOSS) EARNINGS PER SHARE:
BASIC - AS REPORTED                                   $    (0.323)  $    0.420
                                                      ===========   ==========
BASIC - PRO FORMA                                     $    (0.370)  $    0.327
                                                      ===========   ==========
DILUTED - AS REPORTED                                 $    (0.323)  $    0.393
                                                      ===========   ==========
DILUTED - PRO FORMA                                   $    (0.370)  $    0.306
                                                      ===========   ==========

     The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using these Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the fiscal years ended June 30, 2006, 2005 and 2004 was $5.52, $4.93, and $6.94, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk free interest ranging between 3.30% and 4.5%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare to historic volatility.

     RESEARCH AND DEVELOPMENT

     All research and development costs are charged to operations as incurred.

     ADVERTISING COSTS

     Advertising costs are charged to operations as incurred. Advertising expense for the two years ended June 30, 2006 and 2005 was $279,670 and $190,963, respectively.

     NET INCOME PER SHARE

     The Company follows Financial Accounting Standard Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                              2006         2005
                                          -----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
   NET (LOSS) INCOME                      $(1,985,940)  $2,448,111
                                          -----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares       6,152,455    5,831,564
   Effect of dilutive securities:
      Stock options and warrants                    0      399,460
                                          -----------   ----------
   DENOMINATOR FOR DILUTED EARNINGS PER
      SHARE - WEIGHTED AVERAGE AND
      ASSUMED CONVERSION                    6,152,455    6,231,024
                                          -----------   ----------
BASIC (LOSS) EARNINGS PER SHARE           $    (0.323)  $    0.420
                                          ===========   ==========
DILUTED (LOSS) EARNINGS PER SHARE         $    (0.323)  $    0.393
                                          ===========   ==========

     As of June 30, 2006, the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). As of June 30, 2005, and 2004, 120,000 warrants, which were issued in March 2004 (see note 7), to purchase shares of Escalon common stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company's common stock for of the year ended June 30, 2005 making the warrants anti-dilutive.

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

     COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with the provision of SFAS No.130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its component in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

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

3.   INTANGIBLE ASSETS

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

     The following table presents unamortized intangible assets by business unit as of June 30,:

                       2006          2005
                       NET           NET
                     CARRYING     CARRYING
                      AMOUNT        AMOUNT
                   -----------   -----------
GOODWILL
Sonomed            $ 9,525,550   $ 9,525,550
Drew                 9,574,655     9,574,655
Vascular               941,218       941,218
Medical/Trek/EMI     1,030,837       125,027
                   -----------   -----------
TOTAL              $21,072,260   $20,166,450
                   ===========   ===========

                              2006       2005
                               NET        NET
                            CARRYING   CARRYING
                             AMOUNT     AMOUNT
                            --------   --------
TRADEMARKS AND TRADENAMES
Sonomed                     $616,906   $616,906
Medical/Trek/EMI               3,200          0
                            --------   --------
TOTAL                       $620,106   $616,906
                            ========   ========

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $263,799 and $188,649 at June 30, 2006 and 2005, respectively. Amortization expense for the years ended June 30, 2006 and 2005 was $75,150 and $66,509, respectively.

     Amortization expense, relating entirely to patents, is estimated to be approximately $70,000 per year for each of the next five fiscal years.

     COVENANT NOT TO COMPETE AND CUSTOMER LIST

     The Company recorded the value of a covenant not to compete and a customer list as intangible assets as part of the acquisition of MRP (See note 12). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $22,986 and $0 at June 30, 2006 and 2005, respectively. Amortization expense for the years ended June 30, 2006 and 2005 was $22,896, and $0, respectively.

     The following table presents amortized intangible assets by business unit as of June 30, 2006:

                                                      ADJUSTED
                                GROSS                   GROSS
                              CARRYING                CARRYING    ACCUMULATED   NET CARRYING
                               AMOUNT    IMPAIRMENT    AMOUNT    AMORTIZATION       VALUE
                              --------   ----------   --------   ------------   ------------
AMORTIZED INTANGIBLE ASSETS
PATENTS
Drew                          $275,284       $0       $275,284    $ (90,955)      $184,329
Vascular                        36,916        0         36,916      (18,458)        18,458
Medical/Trek/EMI               265,301        0        265,301     (154,386)       110,915
                              --------      ---       --------    ---------       --------
TOTAL                         $577,501       $0       $577,501    $(263,799)      $313,702
                              ========      ===       ========    =========       ========
COVENANT NOT TO COMPETE/
CUSTOMER LIST
Medical/Trek/EMI              $442,969       $0       $442,969    $ (22,896)      $420,073
                              --------      ---       --------    ---------       --------
TOTAL                         $442,969       $0       $442,969    $ (22,896)      $420,073
                              ========      ===       ========    =========       ========

Amortization expense, relating entirely to covenant not to compete and the customer list, is estimated to be approximately $93,350 per year for each of the next five fiscal years.

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
                              ========      ===       ========    =========       ========

4.   NOTE RECEIVABLE

     Escalon entered into an agreement with an individual who was involved in the development of the Company's Ocufit SR(R) drug delivery system. The Company holds a note receivable from the individual in the amount of $150,000 that was due in May 2005. The note was not paid when due and the individual is currently in default. The Company intends to aggressively pursue collection, is currently evaluating collection alternatives and has recorded a reserve of $150,000 and $50,000 as of June 30, 2006 and 2005, respectively.

     In connection with a co-marketing agreement with Anka Systems, Inc. ("Anka"), in October 2005, the Company extended a $400,000 loan to Anka (See note 17). Anka is an early stage privately held company. Under the terms of this note, repayment was due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the note. The note was paid in full in April 2006.

5.   ACCRUED EXPENSES

     The following table presents accrued expenses:

                         JUNE 30, 2006   JUNE 30, 2005
                         -------------   -------------
Accrued compensation       $1,260,139      $1,276,639
Warranty accruals             255,740         201,413
Severance accruals                  0         195,263
Legal accruals                221,369         251,000
Other accruals                766,523         761,355
                           ----------      ----------
TOTAL ACCRUED EXPENSES     $2,503,771      $2,685,670
                           ==========      ==========

     Severance accruals as of June 30, 2005 relate to certain former directors and officers of Drew who management had the intent to terminate as of the consummation date of the acquisition of Drew.

     In addition to normal accruals, other accruals as of June 30, 2006 and 2005 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.

     Accrued compensation as of June 30, 2006 and 2005 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.

6.   LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of June 30, 2006 and 2005, respectively. Drew is required to pay an additional interest payment to the Texas Mezzanine Fund of 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $278,717 and $405,471 as of June 30, 2006 and 2005, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5% per annum. The outstanding balance of this note was $116,671 and $216,666 as of June 30, 2006 and 2005, respectively.

     On December 23, 2002, a privately held fund (the "Lender") acquired the Company's bank debt, which consisted of outstanding term debt of $5,850,000 and $1,475,000 outstanding on a $2,000,000 line of credit (the "Term Loan and Line of Credit"). On February 13, 2003, the Company entered into an Amended Loan Agreement with the Lender. The primary amendments of the Amended Loan Agreement were to reduce quarterly principal payments, extend the term of the repayments and alter the covenants of the original loan agreement.

     As of June 30, 2004, the amount outstanding under the Term Loan and Line of Credit were $3,896,019 and $250,000, respectively. At June 30, 2004, the variable interest rates applicable to the term loan and line of credit were 5.75% and 5.50%, respectively. The lender's prime rate at June 30, 2004 was 4.00%. On September 30, 2004, the Company paid off Term Loan and Line of Credit.

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

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of June 30, 2006:

TWELVE MONTHS
    ENDING
   JUNE 30,     TEXAS MEZZANINE   SYMBIOTICS     TOTAL
-------------   ---------------   ----------   --------
2007                $132,841       $ 99,996     232,837
2008                 145,876         16,675     162,551
                    --------       --------    --------
TOTAL               $278,717       $116,671     395,388
                    ========       ========

                Current portion of long-term
                debt                            232,837
                                               --------
                Long-term portion              $162,551
                                               ========

7.   CAPITAL STOCK TRANSACTIONS

     STOCK OPTION PLANS

     As of June 30, 2006, Escalon had in effect seven employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,352 shares of the Company's common stock remain available for issuance as of June 30, 2006. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the option is exercisable over a period no longer than 10 years after the grant date. As of June 30, 2006, options to purchase 920,685 shares of the Company's common stock were outstanding and exercisable, and 360,667 shares were reserved for future grants.

     On June 30, 2006, the Compensation Committee of the Company approved the acceleration of vesting of all of the outstanding stock options to purchase shares of the Company's common stock. The acceleration applies to all stock options outstanding as of June 30, 2006 under the Company's 1991 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1999 Stock Option Plan and 2004 Equity Incentive Plan.

     The Company is taking this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of Statement of Financial Accounting Standards No. 123, Share Based Payment (revised 2004) ("SFAS 123R"). The Company will be required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of fiscal 2007. The Company currently estimates it will incur $154,000 in stock-based compensation expense associated with the acceleration of the vesting of all of the outstanding options to purchase shares of the Company's common stock for the fiscal year ended 2006. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $1.18 million over the original option vesting periods.

     The Company's Board of Directors took this action with the belief that it is in the best interest of our shareholders, as it will reduce the Company's reported compensation expense in future periods. In addition, because some of these options have exercise prices in excess of the current market value, the Board also believed that these options might not have been fully achieving the Company's original objective of employee retention and incentive compensation. The senior officers of the Company who are subject to reporting under Section 16(a) of the Securities Exchange Act of 1934 will be subject to the following restriction with respect to the sale of shares purchased upon exercise of a stock option whose vesting has been accelerated: Such sale shall be prohibited until the earlier of: (i) the date on which the option would otherwise have vested; (ii) twelve months from June 30, 2006; or (iii) termination of employment.

     The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2006 and 2005:

                                                      2006                       2005
                                           -------------------------   ------------------------
                                            COMMON       WEIGHTED       COMMON      WEIGHTED
                                             STOCK        AVERAGE       STOCK        AVERAGE
                                            OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                           --------   --------------   -------   --------------
Outstanding at the beginning of the year    847,210       $4.195       618,706       $3.395
   Granted                                  318,400       $6.632       242,004       $6.131
   Exercised                               (121,183)      $2.216       (13,500)      $2.244
   Forfeited                               (123,742)      $1.000             0       $0.000
                                           --------       ------       -------       ------
Outstanding at the end of the year          920,685       $5.310       847,210       $4.195
                                           ========                    =======
Exercisable at the end of the year          684,264                    581,556
                                           ========                    =======
Weighted average fair value of
   options granted during year                            $6.632                     $6.131
                                                          ------                     ------

     The following table summarizes information about stock options outstanding as of June 30, 2006:

                               WEIGHTED
                               AVERAGE
                  NUMBER      REMAINING    WEIGHTED      NUMBER     WEIGHTED
  RANGE OF     OUTSTANDING   CONTRACTUAL    AVERAGE   EXERCISABLE    AVERAGE
  EXERCISE     AT JUNE 30,       LIFE      EXERCISE   AT JUNE 30,   EXERCISE
   PRICES          2006        (YEARS)       PRICE        2006        PRICE
------------   -----------   -----------   --------   -----------   --------
1.45 to 2.12     141,981         4.33        $1.82      141,981       $1.86
2.25 to 4.31     188,675         4.76        $2.83      188,675       $2.83
4.90 to 5.71     134,400         9.27        $5.17      134,400       $5.03
6.19 to 6.19     189,250         8.13        $6.19      189,250       $6.19
6.94 to 8.06     266,379         8.20        $7.48      266,379       $7.41

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

     The Company did not effect any repurchases of its common stock during the fiscal years ended June 30, 2006 and 2005.

8.   INCOME TAXES

     The provision for income taxes for the years ended June 30, 2006, 2005 and 2004 consists of the following:

                                       2006          2005
                                   -----------   -----------
Current income tax provision
   Federal                         $        --   $   100,000
   State                                31,309       131,664
                                   -----------   -----------
                                        31,309       231,664
                                   -----------   -----------
Deferred income tax provision
   Federal                          (1,962,685)    1,572,610
   State                              (460,383)      370,026
   Change in valuation allowance    (2,423,068)   (1,942,636)
                                   -----------   -----------
                                            --            --
                                   -----------   -----------
Income tax expense                 $    31,309   $   231,664
                                   ===========   ===========

     Income taxes as a percentage of income for the years ended June 30, 2006 and 2005 differ from statutory federal income tax rate due to the following:

                                                        2006    2005
                                                       -----   -----
Statutory federal income tax rate                      -34.0%   34.0%
State income taxes, net of federal income tax impact      --     4.9%
Change in valuation allowance                           34.0%  -34.0%
Other                                                     --     3.7%
                                                       -----   -----
Effective income tax rate                                 --     8.6%
                                                       =====   =====

     As of June 30, 2006, the Company had deferred income tax assets of $14,267,101. The deferred income tax assets have been reduced by a $14,930,826 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

     The components of the net deferred tax income tax assets and liabilities as of June 30, 2006 and 2005 are as follows:

                                               2006           2005
                                           ------------   ------------
Deferred income tax assets:
   Net operating loss carryforward         $ 12,837,989   $ 15,468,279
   Accrued bonus                                273,966             --
   Executive post retirement costs              456,540        456,540
   General business credit                      450,199        450,199
   Allowance for doubtful accounts              146,876         76,256
   Accrued vacation                             202,722        156,040
   Inventory reserve                             84,601         51,654
   Accelerated depreciation                     382,450         46,354
   Warranty reserve                              95,574         84,805
                                           ------------   ------------
   Total deferred income tax assets          14,930,826     16,790,127
   Valuation allowance                      (12,711,806)   (15,139,874)
                                           ------------   ------------
                                              2,214,020      1,650,253
                                           ------------   ------------
Deferred income tax liabilities:
   Accelerated amortization                  (2,214,020)    (1,650,253)
                                           ------------   ------------
   Total deferred income tax liabilities     (2,214,020)    (1,650,253)
                                           ------------   ------------
                                           $         --   $         --
                                           ============   ============

     As of June 30, 2006, the Company has a valuation allowance of $12,711,806, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carryforwards of approximately $37,349,000 and $1,521,000, respectively, of which $30,298,000 and $1,456,000, respectively, will expire over the next ten years, and $7,051,000 and $65,000, respectively, will expire in years eleven through twenty. Not included in the $37,349,000 federal net operating loss is approximately $8.2 million federal NOL carryforward at June 30, 2006 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.

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

9.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of June 30, 2006 are as follows:

                          LEASE
TWELVE MONTHS ENDING   OBLIGATIONS
--------------------   -----------
2007                    $  731,368
2008                       411,137
2009                       284,615
2010                       292,710
2011                       308,770
Thereafter                 116,354
                        ----------
TOTAL                   $2,144,954
                        ==========

     Rent expense charged to operations during the years ended June 30, 2006, 2005 and 2004 was approximately $890,000, $772,000, and $386,000, respectively.

     CONTINGENCIES

     ROYALTY AGREEMENT: CLINICAL DIAGNOSTICS SOLUTIONS

     Drew and Clinical Diagnostics Solutions, Inc. ("CDS") entered into a Private Label Manufacturing Agreement dated April 1, 2002 for the right to sell formulations or products of CDS including reagents, controls and calibrators ("CDS products") on a private label basis. The agreement term is 15 years and automatically renews year-to-year thereafter. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew's United Kingdom facility.

INTRALASE CORP. ("INTRALASE") LEGAL PROCEEDINGS

     In October 1997, the Company and IntraLase entered into a License Agreement wherein the Company granted IntraLase the exclusive right to use the Company's laser properties, including patented and non-patented technology, in exchange for shares of IntraLase common stock as well as royalties based on a percentage ofnet sales of future products. The shares of common stock were restricted for sale until April 6, 2005 and, according to a Fourth Amended Registration Right Agreement between the Company and IntraLase, are now able to be sold. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Consolidated Financial Statements for discussions on the Company's sales of IntraLase common stock.

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

     The court also agreed with the Company in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The parties have submitted briefs to the court. The Company believes that a decision by the court is unlikely in 2006.

     IntraLase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

     In May, 2005, IntraLase filed a second suit against the Company in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to the Company and a declaration concerning the Company's audit rights under the License Agreement. On June 3, 2005, after having been served with the Company's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. The Company, not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, the Company filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. The court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by the Company in the Company's Delaware Action. Accepting the Company's arguments for dismissal, the California Court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

     As referenced above, on May 15, 2005, the Company, not having been served with IntraLase's Second Action, initiated the Delaware Action by filing a Complaint against IntraLase for, among other things, breach of contract, breach of fiduciary duty arising out of IntraLase's bad faith conduct under, and multiple breaches of, the License Agreement. In the Delaware Action, the Company seeks declaratory relief, specified damages, and specific performance of its rights under the License Agreement, including its express right under the Agreement to have independent certified accountants audit the books and records of IntraLase to verify and compute payments due the Company.

     On February 21, 2006, the Company again gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that the Company believed were due under the License Agreement as well as IntraLase's refusal to permit the Company to inspect IntraLase's records and books of account in accordance with paragraph 5.3 of the License Agreement. IntraLase had steadfastly refused to permit inspections reasonably requested by the Company to audit IntraLase's records and books of account and, instead, conditioned any inspection by the Company's auditors on unreasonable and unnecessary confidentiality restrictions and unilateral limitations on the scope of records and books of account that would be made available for inspection to the Company. On the same day, the Company filed its First Amended Complaint in the Delaware Action adding to its pending claims a claim for declaratory relief wherein the Company seeks a judgment declaring that the License Agreement terminated fifteen days after IntraLase received the Company's notice of defaults and intent to terminate and failed to cure said defaults.

     On February 28, 2006, the Company agreed to suspend the cure periods applicable to the alleged breaches set out in its February 21, 2006 letter while the Company and IntraLase engaged in mediation efforts. Mediation before Vice Chancellor Donald F. Parsons, Jr. of the Delaware Court of Chancery, pursuant to Chancery Court Rule 174, took place on May 5, 2006 and was unsuccessful. However, in August, 2006, the Parties entered into a Stipulation under which IntraLase agreed to allow an independent auditor, retained by the Company, to inspect certain of IntraLase's books and records as needed, in the opinion of the independent auditor, to verify that the Company received the full value of royalty payments to which it is entitled pursuant to the License Agreement. The Company did send its independent auditor to IntraLase's headquarters in early September, 2006 to commence the audit review, which is continuing. The Company is desirous of concluding this audit in October, 2006.

     Separately, on April 22, 2005, the Company, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, the Company and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case remains in the discovery stage and the Court has set a trial date of November 8, 2006.

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

CDC Acquisitions and IV Diagnostics and the plaintiffs in the Connecticut Action recently resolved their disputes as Acquisition Corp. paid the plaintiffs the outstanding judgment amount, eighty-three thousand dollars ($83,000.00). The Company's cross-claims against certain of the former principal shareholders of CDC Technologies, Inc. ("Technology Defendants") remain pending. The Technology Defendants also have a cross-claim pending against CDC Acquisition Corp. However, even in the event that Technology Defendants would prevail, their damages are limited to the amount of their settlement, $50,000. Technology Defendants recently filed a Motion to Enforce Settlement Agreement with the trial court, asserting that there was an understanding that Technology Defendants would be included in a three-way agreement to resolve all claims associated with this litigation. The Company is opposing the Motion of the Technology Defendants and intends to preserve and proceed to enforce its rights against the Technology Defendants.

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

10.  RETIREMENT AND POST-RETIREMENT PLANS

     The Company adopted a 401(k) retirement plan effective January 1, 1994. Escalon employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary, and no Company contributions have been made since the plan's inception.

     On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. The Company's contribution for the fiscal years ended June 30, 2006 and 2005 was $35,034 and $24,928, respectively.

     On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew's United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew's United Kingdom Employees. Drew contributions for the fiscal years ended June 30, 2006 and 2005 was $10,000 and $30,817, respectively.

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

     In fiscal 2005 the Company accrued $1,087,000, which represents the present value of the supplemental retirement benefits awarded. This amount is accrued at June 30, 2006 and 2005.

11. SALE OF SILICONE OIL PRODUCT LINE, LICENSING OF LASER TECHNOLOGY AND OTHER REVENUE

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

Royalties received from Silicone Oil during 2006 and 2005 were $203,000 and $1,486,000, respectively.

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

     The material termination provisions of the license of the laser technology are as follows:

     1. Termination by the Company if IntraLase defaults in the payment of any royalty to the Company;

     2. Termination by the Company if IntraLase makes any false report to the Company;

     3. Termination by the Company in IntraLase defaults in the making of any required report to the Company;

     4. Termination by either party due to the commission of any material breach of any covenant or promise by the other party under the license agreement; or

     5. Termination of the license by IntraLase after 90 days notice (if IntraLase were to terminate the license, it would not be permitted to utilize the licensed technology necessary to manufacture its current products).

     Also contributed to the venture were the Company's laser inventory, equipment and related furniture having a net book value of $-0-. In December 1999, IntraLase received its first 510(K) approval from the FDA. IntraLase began selling its products in calendar 2002 (see note 9 for a description of the Company's legal proceedings with IntraLase).

     BIO-RAD LABORATORIES, INC. ROYALTY

     The royalty received from Bio-Rad Laboratories, Inc. ("Bio-Rad") relates to a certain non-exclusive Eighth Amendment to an OEM Agreement ("OEM Agreement") between the Company's Drew subsidiary and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew's products in certain geographic regions.

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

     (2) Royalty payments received from IntraLase relating to the licensing of the Company's intellectual laser technology; and

     (3)  Royalty payments received from Bio-Rad.

     The following table presents other revenue received by the Company for the years ended June 30, 2006 and 2005:

                       2006         2005
                    ----------   ----------
ROYALTY INCOME:
Bio-Rad royalty     $  283,000   $  240,000
Baush and Lomb         203,000    1,486,000
IntraLase royalty    1,761,000    1,334,000
                    ----------   ----------
TOTAL               $2,247,000   $3,060,000
                    ==========   ==========

12.  ACQUISITION OF DREW AND MRP, AND PRO FORMA RESULTS OF OPERATIONS

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the remaining Drew shares during fiscal year ended June 30, 2005. The results of Drew's operations have been included in the consolidated financial statements, and the Company has been operating Drew as an additional business unit since July 23, 2004.

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

                                          FISCAL YEAR ENDED
                                      -------------------------
                                          2006          2005
                                      -----------   -----------
Revenues, net                         $29,790,698   $26,924,622
Cost of goods sold                     16,003,904    13,158,061
                                      -----------   -----------
GROSS PROFIT                           13,786,794    13,766,561
                                      -----------   -----------
Operating expenses                     16,822,984    14,449,080
Other income and (expense)              1,081,559     3,362,294
                                      -----------   -----------
NET (LOSS) INCOME BEFORE TAXES         (1,954,631)    2,679,775
                                      -----------   -----------
Provision for income taxes                 31,309       231,664
                                      -----------   -----------
NET (LOSS) INCOME                     $(1,985,940)  $ 2,448,111
                                      ===========   ===========
BASIC NET (LOSS) INCOME PER SHARE     $    (0.323)  $     0.420
                                      ===========   ===========
DILUTED NET (LOSS) INCOME PER SHARE   $    (0.323)  $     0.393
                                      ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC         6,152,455     5,831,564
                                      ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED       6,152,455     6,231,024
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

     The Company accounted for the purchase under FAS 141. Under FAS 141, the Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired to obtain a leading edge technology platform in the digital imaging marketplace. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill in the amount of $905,807. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed. Business unit disclosures and pro forma statement of operations data for 2006 and 2005 do not include MRP operations and assets as they are not material in relation to the consolidated financial statements.

     The following table summarizes the purchase price allocation of estimated fair values of assets acquired and liabilities assumed as of the date of acquisition of MRP of January 30, 2006.

Current assets            $  143,569
Furniture and equipment       50,000
Patents and Trademarks        11,200
Covenant not to compete      319,609
Customer list                123,360
                          ----------
Goodwill                     905,807
Total assets acquired     $1,553,545
                          ----------
Current liabilities           78,984
                          ----------
Net assets acquired       $1,474,561
                          ==========

13.  SEGMENT REPORTING

     The Company's operations are classified into four principal reporting segments. Table amounts in thousands:

 SEGMENT STATEMENTS OF OPERATIONS (IN THOUSANDS) - TWELVE MONTHS ENDED JUNE 30,

                                            DREW              SONOMED            VASCULAR
                                     -----------------   -----------------   ---------------
                                       2006      2005      2006      2005     2006     2005
                                     -------   -------   -------   -------   ------   ------
REVENUES, NET:
Product revenue                      $14,253   $11,294   $ 7,737   $ 7,663   $3,640   $3,180
Other revenue                            283       240         0         0        0        0
                                     -------   -------   -------   -------   ------   ------
TOTAL REVENUE, NET                    14,536    11,534     7,737     7,663    3,640    3,180
                                     -------   -------   -------   -------   ------   ------
COSTS AND EXPENSES:
Cost of goods sold                     9,225     7,554     3,962     3,115    1,535    1,432
Operating expenses                     7,741     5,211     3,671     3,593    2,112    1,747
                                     -------   -------   -------   -------   ------   ------
TOTAL COSTS AND EXPENSES              16,966    12,765     7,633     6,708    3,647    3,179
                                     -------   -------   -------   -------   ------   ------
(LOSS) INCOME FROM OPERATIONS         (2,430)   (1,231)      104       955       (7)       1
                                     -------   -------   -------   -------   ------   ------
OTHER (EXPENSE) AND INCOME:
Gain on sale of available for sale
   securities                              0         0         0         0        0        0
Equity in OTM                              0         0         0         0        0        0
Interest income                            0         4         0         0        0        0
Interest expense                         (63)      (83)        0         0        0       (1)
                                     -------   -------   -------   -------   ------   ------
TOTAL OTHER (EXPENSE) AND INCOME         (63)      (79)        0         0        0       (1)
                                     -------   -------   -------   -------   ------   ------
(LOSS) AND INCOME BEFORE TAXES        (2,493)   (1,310)      104       955       (7)       0
                                     -------   -------   -------   -------   ------   ------
Income taxes                               0         0        21        21        0        0
                                     -------   -------   -------   -------   ------   ------
NET (LOSS) INCOME                    $(2,493)  $(1,310)  $    83   $   934   $   (7)  $    0
                                     =======   =======   =======   =======   ======   ======
Depreciation and amortization        $   271   $   213   $    22   $    24   $   94   $   45
Assets                               $17,205   $ 7,977   $13,381   $13,472   $3,838   $2,174
Expenditures for long-lived assets   $   167   $    26   $    15   $    23   $   14   $   11

 SEGMENT STATEMENTS OF OPERATIONS (IN THOUSANDS) - TWELVE MONTHS ENDED JUNE 30,

                                     MEDICAL/TREK/EMI         TOTAL
                                     ----------------   -----------------
                                      2006      2005      2006      2005
                                     ------   -------   -------   -------
REVENUES, NET:
Product revenue                      $1,914   $ 1,727   $27,544   $23,864
Other revenue                         1,964     2,820     2,247     3,060
                                     ------   -------   -------   -------
TOTAL REVENUE, NET                    3,878     4,547    29,791    26,924
                                     ------   -------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold                    1,282     1,058    16,004    13,159
Operating expenses                    3,301     3,897    16,825    14,448
                                     ------   -------   -------   -------
TOTAL COSTS AND EXPENSES              4,583     4,955    32,829    27,607
                                     ------   -------   -------   -------
(LOSS) INCOME FROM OPERATIONS          (705)     (408)   (3,038)     (683)
                                     ------   -------   -------   -------
OTHER (EXPENSE) AND INCOME:
Gain on sale of available for sale
   securities                         1,157     3,412     1,157     3,412
Equity in OTM                          (174)      (64)     (174)      (64)
Interest income                         162        66       162        70
Interest expense                          0        29       (63)      (55)
                                     ------   -------   -------   -------
TOTAL OTHER (EXPENSE) AND INCOME      1,145     3,443     1,082     3,363
                                     ------   -------   -------   -------
(LOSS) AND INCOME BEFORE TAXES          440     3,035    (1,956)    2,680
                                     ------   -------   -------   -------
Income taxes                             10       211        31       232
                                     ------   -------   -------   -------
NET (LOSS) INCOME                    $  430   $ 2,824   $(1,986)  $ 2,448
                                     ======   =======   =======   =======
Depreciation and amortization        $   96   $   106   $   483   $   388
Assets                               $4,221   $16,426   $38,645   $40,049
Expenditures for long-lived assets   $  138   $    44   $   334   $   104

     The Company operates in the healthcare market, specializing in the development manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic ("IVD") instrumentation and consumables for use in human and veterinary hematology; and (3) vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the Medical/Trek/EMI business unit.

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

     During the fiscal year ended June 30, 2004, there was one entity, Bausch & Lomb, from whom Escalon derived greater than 10% of consolidated net revenue. Revenue from Bausch & Lomb was approximately $2,622,000, or 17.8% of consolidated net revenue during the year ended June 30, 2004. This revenue is recorded in the Medical/Trek/EMI business unit. No customer represented more than 10% of consolidated revenue during the years ended June 30, 2006 and 2005. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

                       2006         2005
                   -----------   ----------
Drew               $ 8,471,608   $5,616,000
Sonomed              4,316,856    3,818,000
Vascular               226,665      323,000
Medical/Trek/EMI        29,671       48,000
                   -----------   ----------
                   $13,044,800   $9,805,000
                   ===========   ==========

14.  RELATED-PARTY TRANSACTIONS

     Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2006, Escalon had invested $256,000 in OTM and owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months of operations which began in April 2004, at which time the members each have the right to sell their membership back to OTM at fair market value. Such sale would be subject to OTM's ability to buy back the membership. The members met in May 2006 and decided to continue the operations of OTM, emphasizing that all additional funding will be provided pro-rata consistent with membership percentage ownership. The Company will provide administrative support functions to OTM. For the years ended 2006 and 2005 the Company recorded losses of $173,844 and $63,613, respectively. This investment is accounted for under the equity method of accounting and is included in other assets.

     Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard Depiano, Jr. (son of the Chief Executive Officer ("CEO")) is General Counsel to the Company, Mr. Depiano's salary plus bonus for the years 2006 and 2005 were $180,000 and $165,000, respectively and in 2005 20,000 options to purchase common stock of the Company at an exercise price of $8.06 per share. Caryn Lindsey (former daughter-in-law of the CEO) acted as a consultant for the Company in 2005 and as a consultant and employee during 2006. Ms. Lindsey in 2006 and 2005 received consulting fees and salary of $110,939 and $118,000, respectively and in 2005 3,000 options to purchase common stock of the Company at an exercise price of $4.97 per share.

15.  INTRALASE INITIAL PUBLIC OFFERING AND SALE OF INTRALASE COMMON STOCK

     In October 1997, Escalon licensed its intellectual laser properties to IntraLase in exchange for an equity interest of 252,535 shares of Common Stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, IntraLase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and IntraLase. The Company sold 58,355 shares of IntraLase common stock in July 2005 at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,335. The Company sold 191,000 shares of IntraLase common stock in May 2005 at $17.9134 per share resulting in gross proceeds of $3,421,459. After paying broker commissions and other fees of $9,698, the Company received net proceeds of $3,411,761. The net proceeds from the sales were recorded in other income and expense. As of June 30, 2006 and 2005, the Company had 3000 and 61,535 shares, respectively of IntraLase that were classified as available-for-sale securities and had a market value of $50,220 and $1,207,317.

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

     In connection with the co-marketing agreement, Company extended a $300,000 loan in October 2005 and an additional loan of $100,000 in January 2006, pursuant to demand notes, to Anka. Under the terms of these notes, repayment was due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the notes. The loan was paid in full in April 2006.