Form 10KSB/A
period 2006-06-30
ESCALON MEDICAL CORP
filed 2006-10-27
CIK 862668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB / A


                                 (AMENDMENT No. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                     None.





Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                            DIRECTORS OF THE COMPANY

      CLASS I        DIRECTOR    YEAR TERM           PRINCIPAL OCCUPATION DURING PAST FIVE
 NAME OF DIRECTOR      SINCE    WILL EXPIRE   AGE       YEARS AND CERTAIN DIRECTORSHIPS
------------------   --------   -----------   ---   --------------------------------------
William L.G. Kwan      1999        2006        65   Retired; Vice President of Business
                                                    Development of Alcon Laboratories,
                                                    Inc. a medical products company, from
                                                    October 1996 to 1999, and Vice
                                                    President of International Surgical
                                                    Instruments from November 1989 to
                                                    October 1999.

Anthony J. Coppola     2000        2006        68   Principal and operator of The Historic
                                                    Town of Smithville, Inc., a real
                                                    estate and commercial property company
                                                    from 1988 to present; Retired Division
                                                    President of SKF Industries, a
                                                    manufacturing company, from 1963 to
                                                    1986.







     CLASS II        DIRECTOR    YEAR TERM           PRINCIPAL OCCUPATION DURING PAST FIVE
 NAME OF DIRECTOR      SINCE    WILL EXPIRE   AGE       YEARS AND CERTAIN DIRECTORSHIPS
------------------   --------   -----------   ---   --------------------------------------
Lisa A. Napolitano     2003         2007       43   Tax Manager, Global Tax Management,
                                                    Inc., a provider of compliance support
                                                    services for both federal and state
                                                    taxes, since 1998.

Fred G. Choate         2005         2007       60   Managing Member of Atlantic Capital
                                                    Funding LLC from 2003 to present,
                                                    Managing Member of Atlantic Capital
                                                    Management LLC from 2004 to present;
                                                    Baltic-American Enterprise Fund, Chief
                                                    Investment Officer from 2003 to
                                                    present; Managing Member of Greater
                                                    Philadelphia Venture Capital Corp from
                                                    1992 to present. Mr. Choate has been a
                                                    director of Parke Bank since 2003. Mr.
                                                    Choate was formerly a director of
                                                    Escalon Medical from 1998 to 2003.

    CLASS III        DIRECTOR    YEAR TERM           PRINCIPAL OCCUPATION DURING PAST FIVE
 NAME OF DIRECTOR      SINCE    WILL EXPIRE   AGE       YEARS AND CERTAIN DIRECTORSHIPS
------------------   --------   -----------   ---   --------------------------------------
Richard J. DePiano     1996         2008       65   Chairman and CEO of Escalon Medical
                                                    Corp. since March 1997. CEO of the
                                                    Sandhurst Company, L.P. and Managing
                                                    Director of the Sandhurst Venture Fund
                                                    since 1986; Chairman of the Board of
                                                    Directors of PhotoMedex, Inc.

Jay L. Federman,       1996         2008       67   Chief of the Division of Ophthalmology
M.D.                                                at the Medical College of Pennsylvania
                                                    and Drexel University School of
                                                    Medicine and Co-Director of the Retina
                                                    Service at Wills Eye Hospital,
                                                    Chairman of the Board of Directors, of
                                                    the Company from February 1996 to
                                                    March 1997.

                              CORPORATE GOVERNANCE

     The SEC and Nasdaq have adopted regulations and listing requirements that relate to our corporate governance. Our Board of Directors has adopted standards and practices in order to comply with those regulations that apply to us. The Company has adopted a Code of Ethics for its executive officers, which can be accessed on the Company's web site at www.escalonmed.com. Our independent directors meet at regularly scheduled meetings at which only independent directors are present.

     AUDIT COMMITTEE


     Our Audit Committee consists of Anthony J. Coppola, William L.G. Kwan and Lisa A. Napolitano. Each of our Audit Committee members satisfies the independence requirements of the Exchange Act and Nasdaq rules and complies with the financial literacy requirements thereof. Our Board of Directors has determined that all members of Audit Committee, Anthony J. Coppola, Lisa A. Napolitano and William L.G. Kwan, satisfy the financial expertise requirements and have the requisite experience as defined by the SEC's rules. The Committee met four times in 2006. Consistent with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Audit Committee has responsibility for:


-    the selection of our independent public accountants;

-    reviewing the scope and results of the audit;

-    reviewing related-party transactions; and

- reviewing the adequacy of our accounting, financial, internal and operating controls.

     Our Audit Committee operates pursuant to a written charter, the full text of which was attached to our proxy statement for our 2004 annual meeting and is available on our website.

                            COMPENSATION OF DIRECTORS


None of the Company's directors were paid any directors fees by the Company during the fiscal year ended June 30, 2006. Historically each non-employee director was issued stock options to purchase 10,000 shares of the Company's common stock each year. This year the Board discussed various alternatives to the issuance of stock options and has charged the Compensation Committee to present a report concerning directs fees. Directors are reimbursed for expenses incurred in connection with attending meetings of the Board and Board Committees.


                        EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers are as follows:



NAME                 AGE                         POSITION
----                 ---                         --------
Richard J. DePiano    65   Chairman and Chief Executive Officer

Robert O'Connor       45   Chief Financial Officer

Mark Karsch*          49   Chief Financial Officer

Harry M. Rimmer**     59   President, Drew Scientific, Secretary and Treasurer


     Mr. DePiano has been a director of the Company since February 1996 and has served as Chairman and Chief Executive Officer of the Company since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano also serves Chairman of the Board of Directors of PhotoMedex, Inc.

     Mr. O'Connor was appointed Chief Financial Officer of the Company on June 30, 2006. Mr. O'Connor joined Escalon Medical Corporation from BDO Seidman, LLP where he served as a senior manager from 2004. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P where he served in the middle market advisory services group from 1998 until 2000, and positions of controller and chief financial officer of Science Dynamics a manufacturer of high tech telecom equipment from 2000 until 2002 and Ianieri & Giampapa, LLC a certified public accounting firm from 2002 until 2004. Mr. O'Connor holds an MBA from Rutgers University -Graduate School of Management and a B.S. from Kean University. He is a certified public accountant and a member of the American Institute of Certified Public Accountants (AICPA).

     * Mr. Karsch was appointed Chief Financial Officer of the Company in July 2005. and resigned in March 2006.

     ** Mr. Rimmer was appointed Vice President, Corporate Development of the Company in March 2000 and his employment with the Company was terminated September 2006.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our officers and directors, as well as persons who own 10% or more of a class of our equity securities, file reports of their ownership of our securities, as well as statements of changes in such ownership, with us and the Securities Exchange Commission (the "SEC"). Based upon written representations received by us from our officers, directors and 10% or greater shareholders, and our review of the statements of beneficial ownership changes filed with us by our officers, directors and 10% or greater shareholders during fiscal 2006, all filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

     The following table shows the compensation paid during each of the three fiscal years ended June 30, 2006 for services rendered in all capacities to our Chief Executive Officer and our other most highly compensated executive officer whose compensation exceeded $100,000 in the fiscal year ended June 30, 2006.

                           SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                                                  COMPENSATION
                                                                     AWARDS
                                                           -------------------------
                                  ANNUAL COMPENSATION                     SECURITIES
NAME AND                      --------------------------   OTHER ANNUAL   UNDERLYING      ALL OTHER
PRINCIPAL POSITION            YEAR    SALARY      BONUS    COMPENSATION     OPTIONS    COMPENSATION(1)
------------------            ----   --------   --------   ------------   ----------   ---------------
Richard J. DePiano            2006   $308,500   $150,000        $--         40,000         $ 9,600
Chairman and Chief            2005   $300,000   $200,000        $--         25,000         $32,600
   Executive Officer          2004   $261,375   $200,000        $--         25,000         $33,148

Harry M. Rimmer**             2006   $155,000   $     --        $--         20,000         $ 1,400
Senior Vice President         2005   $150,000   $ 50,000        $--         20,000         $ 6,900
   Finance                    2004   $125,460   $ 75,000        $--         20,000         $ 7,200

Mark H. Karsch*               2006   $ 96,300   $ 31,400        $--           N/A          $     0
Exec. Vice President
and Chief Financial Officer


(1) Includes payment by the Company of (i) in the case of Mr. DePiano, (a) an automobile allowance and (b) insurance premiums paid for life insurance; and (ii) in the case of Mr. Rimmer, an automobile allowance.

*    Mr. Karsch resigned in March 2006.

**   Mr. Rimmer `s employment with the Company was terminated September 2006.


     As of June 30, 2006, we granted the following stock options to the persons named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                        NUMBER OF SECURITIES       % OF TOTAL OPTIONS GRANTED   EXERCISE PRICE (PER
       NAME          UNDERLYING OPTIONS GRANTED   TO EMPLOYEES IN FISCAL YEAR          SHARE)         EXPIRATION DATE
       ----          --------------------------   ---------------------------   -------------------   ---------------
Richard J. DePiano             40,000                        13.87%                    $8.06             8/17/2015
Harry M. Rimmer                20,000                         6.93%                    $8.06             8/17/2015

(1) These options were granted under the Company's 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. See "Employment Agreements". On June 30, 2006, the Compensation Committee of the Company approved the acceleration of vesting of all of the outstanding stock options to purchase shares of the Company's common stock. The acceleration applies to all stock options outstanding as of June 30, 2006 under the Company's 1991 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1999 Stock Option Plan and 2004 Equity Incentive Plan. The senior officers of the Company who are subject to reporting under
     Section 16(a) of the Securities Exchange Act of 1934 shall be subject to the following restriction with respect to the sale of shares purchased upon exercise of a stock option whose vesting has been accelerated: Such sale shall be prohibited until the earlier of: (i) the date on which the option would otherwise have vested; (ii) twelve months from the date hereof; or
     (iii) termination of employment.

     The following table show information with respect to options exercised during the year ended June 30, 2006 and held on June 30, 2006 by the persons named in the Summary Compensation Table and the status of their options at June 30, 2006.

   AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                      VALUE


                                                       NUMBER OF                VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                        SHARES                       JUNE 30, 2006                 JUNE 30, 2006
                     ACQUIRED ON     VALUE    ---------------------------   ---------------------------
       NAME            EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----          -----------   --------   -----------   -------------   -----------   -------------
Richard J. DePiano     112,500     $273,325     236,897           0          $1,196,330        $-0-
Harry M. Rimmer             --     $    -0-     143,000           0          $  722,150        $-0-

     No awards were made to any named executive officer during such fiscal year under any long-term incentive plan. The Company does not currently sponsor any defined benefit or actuarial plans at this time.

     EMPLOYMENT AGREEMENT

     On May 12, 1998, the Company entered into an employment agreement with Richard J. DePiano as the Chairman and Chief Executive Officer of the Company. The initial term of the employment agreement commenced on May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party's determination not to renew the agreement. The current base salary provided under the agreement, as adjusted for yearly cost of living adjustments, is $300,000 per year, and the agreement provides for additional incentive compensation in the form of a cash bonus to be paid by the Company to Mr. DePiano at the discretion of the Board of Directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance of $800 per month.

     On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to Mr. DePiano in the event of his termination of service Mr. DePiano with the Company under the following circumstances:

     - If Mr. DePiano retires at age 65 or older, the Company is obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If Mr. DePiano were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

     - If Mr. DePiano dies before his retirement, while employed by the Company, the Company would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

     - If Mr. DePiano were to become permanently disabled while employed by the Company, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If Mr. DePiano were to die within three years after suffering such disability, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.

     - If Mr. DePiano's employment with the Company is terminated by the Company, prior to him attaining age 65 or if he terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay him $8,000 per month for life. If Mr. DePiano were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.

     During the fourth quarter of fiscal 2005, the Company recorded as an expense in our Consolidated Statement of Income, $1,087,000, which represents the present value of the supplemental retirement benefits awarded.

     As Chief Financial Officer, Mr. O'Connor's annual base salary will be $200,000. Mr. O'Connor has been granted stock options to purchase 60,000 shares of the Company's common stock, which are exercisable in full as of the June 30, 2006 grant date. The exercise price of these options is $5.05 per share. Mr. O'Connor will be entitled to a severance payment equal to his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.

Mark Karsch became the Company's Chief Financial Officer in July 2005 and resigned in February 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows Securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE                                    FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
        PLAN CATEGORY                       (A)                           (B)                          (C)
        -------------           --------------------------   ----------------------------   -------------------------
Equity compensation plans
approved by security holders               920,685                      $5.728                       360,667

Equity compensation plans not
approved by security holders               120,000                      $15.60                           -0-
                                         ---------                                                   -------
   TOTAL                                 1,040,685                                                   360,667
                                         =========                                                   =======

                                 STOCK OWNERSHIP

     The following table shows the amount and percentage of our outstanding common stock beneficially owned by each director, each nominee for director, each executive officer named in the Summary Compensation Table, persons or groups who beneficially own more than 5% of our outstanding common stock and all of our executive officers and directors as a group as of September 30, 2006.

                           BENEFICIAL OWNERSHIP TABLE

                                         AMOUNT OF
                                        BENEFICIAL                                         AMOUNT OF
NAME AND ADDRESS OF 5% BENEFICIAL      OWNERSHIP OF                AMOUNT OF BENEFICIAL    AGGREGATE    AGGREGATE
OWNERS AND OFFICERS, DIRECTORS          OUTSTANDING   PERCENT OF    OWNERSHIP OF SHARES   BENEFICIAL   PERCENT OF
AND GROUP                                SHARES(1)       CLASS      UNDERLYING OPTIONS     OWNERSHIP      CLASS
---------------------------------      ------------   ----------   --------------------   ----------   ----------
Richard J. DePiano                        144,278        2.27%            236,897           381,175       6.01%

Fidelity Management & Research Co.        585,100        9.22%                 --           585,100       9.22%

Barclays Global Investors, N.A.           383,072

Harry M. Rimmer                             3,000        0.05%            143,000           146,000       2.30%

Robert O'Connor                                --        0.00%             60,000            60,000       0.79%


Mark Karsch                                    --          --                  --                --         --


Jay L. Federman, MD                        12,072        0.19%             45,000            57,072       0.90%

William L. Kwan                                --        0.00%             50,000            50,000       0.79%

Fred G. Choate                                 --        0.00%             10,000            10,000       0.16%

Anthony J. Coppola                             --        0.00%             25,000            25,000       0.39%

Lisa A. Napolitano                             --        0.00%             22,000            22,000       0.35%
All Directors and executive officers
   As a group (8 persons)                 159,350        2.51%            591,897           715,247      11.84%

*    Mr. Rimmer's employment with the Company was terminated September 2006.

(1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person's spouse, or individually by his or her spouse.

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

Dated: October 27, 2006