Form 10-Q
period 2006-09-30
ESCALON MEDICAL CORP
filed 2006-11-14
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number: 0-20127

                                   ----------

                              ESCALON MEDICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    PENNSYLVANIA                             33-0272839
           (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)
         565 EAST SWEDESFORD ROAD, SUITE 200
                      WAYNE, PA                                 19087
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (610) 688-6830
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                       N/A
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer Yes [ ] No [ ] Accelerated filer Yes [ ] No [ ]
                      Non-accelerated filer Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,344,657 shares of common stock, $0.001 par value, outstanding as of November 6, 2006.

================================================================================

                              ESCALON MEDICAL CORP.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 2006
                  (Unaudited) and June 30, 2006                                                2

                  Condensed Consolidated Statements of Income for the three-month periods ended September 30, 2006 and 2005 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three-month
                  periods ended September 30, 2006 and 2005 (Unaudited)                        4

                  Condensed Consolidated Statement of Shareholders' Equity for the
                  three-month period ended September 30, 2006 (Unaudited)                      5

                  Condensed Consolidated Statement of Other Comprehensive Income (Loss)
                  for the three-month periods ended September 30, 2006 and 2005 (Unaudited)    6

                  Notes to the Condensed Consolidated Financial Statements                     7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                               22

         Item 3.  Quantitive and Qualitative Disclosures about Market Risk                    32

         Item 4.  Controls and Procedures                                                     33

Part II. Other Information

         Item 1.  Legal Proceedings                                                           33

         Item 1A  Risk Factors                                                                33

         Item 6.  Exhibits                                                                    33

PART I.    FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,      JUNE 30,
                                                                                        2006             2006
                                                                                    -------------    ------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  2,149,040     $  3,379,710
  Available for sale securities                                                           59,130           50,220
  Accounts receivable, net                                                             4,252,165        3,996,243
  Inventory, net                                                                       7,693,453        7,122,916
  Other current assets                                                                   365,785          362,160
                                                                                    ------------     ------------
    TOTAL CURRENT ASSETS                                                              14,519,573       14,911,249
                                                                                    ------------     ------------
Furniture and equipment, net                                                             925,750          969,956
Goodwill                                                                              21,072,260       21,072,260
Trademarks and trade names, net                                                          620,106          620,106
Patents, net                                                                             289,355          313,702
Covenant not to compete and customer list, net                                           399,346          420,073
Other assets                                                                             545,284          337,421
                                                                                    ------------     ------------
  TOTAL ASSETS                                                                      $ 38,371,674     $ 38,644,767
                                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt                                          $    240,480     $    232,837
         Accounts payable                                                              1,702,095        1,558,501
         Accrued expenses                                                              2,627,314        2,503,771
                                                                                    ------------     ------------
    TOTAL CURRENT LIABILITIES                                                          4,569,889        4,295,109
                                                                                    ------------     ------------
Long-term debt, net of current portion                                                    95,239          162,551
Accrued post-retirement benefits                                                       1,087,000        1,087,000
                                                                                    ------------     ------------
  TOTAL LIABILITIES                                                                    5,752,128        5,544,660
                                                                                    ------------     ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
  Common stock, $0.001 par value; 35,000,000 share authorized; 6,344,657 issued and outstanding at September 30, 2006 and June 30, 2006,
  respectively                                                                             6,345            6,345
Common stock warrants                                                                  1,601,346        1,601,346
Additional paid-in capital                                                            65,797,782       65,699,370
Retained earnings                                                                    (34,836,544)     (34,122,427)
Accumulated other comprehensive income (loss)                                             50,617          (84,527)
                                                                                    ------------     ------------
  TOTAL SHAREHOLDERS' EQUITY                                                          32,619,546       33,100,107
                                                                                    ------------     ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 38,371,674     $ 38,644,767
                                                                                    ============     ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                        2006               2005
                                                   -------------      --------------
NET REVENUES:
Product revenue                                     $ 6,543,586        $ 7,123,354
Other revenue                                       $   624,574            670,180
                                                    -----------        -----------
REVENUES, NET                                         7,168,160          7,793,534
                                                    -----------        -----------
COSTS AND EXPENSES:
  Cost of goods sold                                $ 3,630,380          4,105,653
  Research and development                          $   713,605            756,160
  Marketing, general and administrative             $ 3,555,900          3,284,051
                                                    -----------        -----------
    TOTAL COSTS AND EXPENSES                          7,899,885          8,145,864
                                                    -----------        -----------
LOSS FROM OPERATIONS                                   (731,725)          (352,330)
                                                    -----------        -----------

OTHER (EXPENSE) AND INCOME:
  Gain on sale of available for sale securities               0          1,157,336
  Equity in Ocular Telehealth Management, LLC           (18,543)           (18,429)
  Interest income                                        45,436              4,847
  Interest expense                                       (9,285)           (10,677)
                                                    -----------        -----------
    TOTAL OTHER INCOME                                   17,608          1,133,077
                                                    -----------        -----------
NET (LOSS) INCOME BEFORE TAXES                         (714,117)           780,747
                                                    -----------        -----------
Provision for income taxes                                    0             66,400
                                                    -----------        -----------
NET (LOSS) INCOME                                   $  (714,117)       $   714,347
                                                    ===========        ===========

BASIC NET (LOSS) INCOME PER SHARE                   $     (0.11)       $      0.12
                                                    ===========        ===========

DILUTED NET (LOSS) INCOME PER SHARE                 $     (0.11)       $      0.11
                                                    ===========        ===========

WEIGHTED AVERAGE SHARES - BASIC                       6,344,657          5,964,292
                                                    ===========        ===========

WEIGHTED AVERAGE SHARES - DILUTED                     6,344,657          6,372,742
                                                    ===========        ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                  2006                2005
                                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                              $  (714,117)        $   714,347
Adjustments to reconcile net (loss) income to net cash (used in)
  operating activities:
  Depreciation and amortization                                                                    135,279             107,752
  Gain on sale of available for sale securities                                                          0          (1,157,336)
  Loss on Ocular Telehealth Management, LLC                                                         18,543              18,429
  Change in operating assets and liabilities:
     Accounts receivable, net                                                                     (237,802)           (289,009)
     Inventory, net                                                                               (553,845)           (169,880)
     Other current and long-term assets                                                           (181,490)           (260,772)
     Accounts payable, accrued and other liabilities                                               251,364             285,845
                                                                                               -----------         -----------
          NET CASH (USED IN) OPERATING ACTIVITIES                                               (1,282,068)           (750,624)
                                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of available for sale securities                                                0           1,157,336
  Purchase of fixed assets                                                                         (36,966)           (144,649)
                                                                                               -----------         -----------
     NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                                           (36,966)          1,012,687
                                                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loans                                                                   (59,669)            (59,539)
Issuance of common stock - stock options                                                                                10,876
Refund of income taxes related to exercise of stock options                                         98,412                   0
                                                                                               -----------         -----------
          NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                       38,743             (48,663
                                                                                               -----------         -----------)
          Effect of exchange rate changes on cash and cash equivalents                              49,620              (3,475)
                                                                                               -----------         -----------
          NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,230,671)            209,925
                                                                                               -----------         -----------
Cash and cash equivalents, beginning of period                                                   3,379,710           5,115,772
                                                                                               -----------         -----------
Cash and cash equivalents, end of period                                                       $ 2,149,040         $ 5,325,697
                                                                                               ===========         ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                                                  $     7,939         $    10,667
                                                                                               ===========         ===========

Income taxes paid                                                                              $         0         $    93,000
                                                                                               ===========         ===========

(Decrease)/increase in unrealized appreciation on available for sale securities                $     8,910         $(1,163,187)
                                                                                               ===========         ===========

            See notes to condensed consolidated financial statements

                  ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                  (UNAUDITED)

                                                                                                     ACCUMULATED
                                   COMMON STOCK         COMMON       ADDITIONAL                        OTHER            TOTAL
                              --------------------      STOCK         PAID-IN        ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                               SHARES      AMOUNT      WARRANTS       CAPITAL          DEFICIT      INCOME (LOSS)      EQUITY
                              ---------   --------   ------------   ------------   --------------   -------------   ------------
BALANCE AT JUNE 30, 2006      6,344,657   $  6,345   $  1,601,346   $ 65,699,370   $ (34,122,427)     $ (84,527)    $ 33,100,107

Net (loss)                                       0              0              0        (714,117)             0         (714,117)
Refund of income taxes
  related to exercise
  of stock options                                                        98,412                                          98,412
Change in unrealized
  gains on                                                                                                                     0
  available for sale
  securities                                     0              0              0               0          8,910            8,910
Foreign currency
  translation                                    0              0              0               0        126,234          126,234

                              ---------   --------   ------------   ------------   -------------    -----------     ------------
BALANCE AT SEPTEMBER 30,
  2006                        6,344,657   $  6,345   $  1,601,346   $ 65,797,782  $  (34,836,544)   $    50,617     $ 32,619,546
                              =========   ========   ============   ============  ==============    ===========     ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                      2006                2005
                                  -------------      -------------
Net income (loss)                  $  (714,117)       $   714,347
Change in unrealized gains on
  available for sale securities          8,910         (1,163,187)
Foreign currency translation           126,234            (57,132)

                                   -----------        -----------
COMPREHENSIVE (LOSS) INCOME        $  (578,973)       $  (505,972)
                                   ===========        ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Escalon Medical Corp. and its subsidiaries, collectively referred to as "Escalon" or the "Company." Escalon's subsidiaries include Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI") and Drew Scientific Company, Ltd ("Drew"), including its subsidiaries. All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

      The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA") and other regulatory authorities. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

      The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

      In connection with the presentation of the current period condensed unaudited consolidated financial statements, certain prior period balances have been reclassified to conform with the current period presentation.

2.    ACQUISITIONS

      DREW ACQUISITION

      On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and since that date has acquired all of the Drew shares. The results of Drew's operations have been included in the consolidated financial statements, and the Company has been operating Drew as an separate business unit since July 23, 2004.

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

3.    STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised
2004), "Share-Based Payments" SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. The Company was a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company will be required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

      For the three months ended September 30, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation .

      If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the period ended:

                                                     SEPTEMBER 30,
                                                         2005
                                                     -------------
Net income, as reported                               $  714,347
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (305,199)
                                                      ----------
PRO FORMA NET INCOME                                  $  409,148
                                                      ==========

EARNINGS PER SHARE:

BASIC - AS REPORTED                                   $     0.12
                                                      ==========

BASIC - PRO FORMA                                     $     0.07
                                                      ==========

DILUTED - AS REPORTED                                 $     0.11
                                                      ==========

DILUTED - PRO FORMA                                   $     0.06
                                                      ==========

      The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting periods. No options were granted during the three-month period ended September 30, 2006.

      The Company accelerated the vesting of all of its outstanding options effective June 30, 2006, as such, as of September 30, 2006, there was $0 of total unrecognized compensation cost related to non-vested share based compensation.

4.    EARNINGS PER SHARE

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                            2006               2005
                                        -------------     --------------
NUMERATOR:
  Numerator for basic and diluted
    earnings per share
         NET (LOSS) INCOME               $  (714,117)      $   714,347
                                         -----------       -----------
DENOMINATOR:
  Denominator for basic earnings per
    share - weighted average shares        6,344,657         5,964,292
  Effect of dilutive securities:
  Stock options and warrants                       0           408,450
  DENOMINATOR FOR DILUTED EARNINGS PER
    SHARE - WEIGHTED AVERAGE AND
    ASSUMED CONVERSION                   -----------       -----------
                                           6,344,657         6,372,742
                                         -----------       -----------

BASIC (LOSS) EARNINGS PER SHARE          $     (0.11)      $      0.12
                                         ===========       ===========

DILUTED (LOSS) EARNINGS PER SHARE        $     (0.11)      $      0.11
                                         ===========       ===========

      The impact of dilutive securities were omitted from the earnings per share calculation in 2006 as they would reduce the loss per share (anti-dilutive).

5.    INVENTORY

      Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                                         SEPTEMBER 30,          JUNE 30,
                                             2006                 2006
                                         -------------        -----------
                                         (UNAUDITED)
Raw materials                            $ 4,964,886          $ 4,219,836
Work in process                              848,434              809,807
Finished goods                             2,177,986            2,345,985
                                         -----------          -----------
                                           7,991,306            7,375,628
                                         -----------          -----------
Valuation allowance                         (297,853)            (252,712)
                                         -----------          -----------
TOTAL INVENTORY                          $ 7,693,453          $ 7,122,916
                                         ===========          ===========

6.    INTANGIBLE ASSETS

      PATENTS

      It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $288,146 and $263,799 at September 30, 2006 and June 30, 2006, respectively. Amortization expense for the three-month periods ended September 30, 2006 and 2005 was $24,347 and $25,030, respectively.

      The aggregate amortization expense for each of the next five years for patents is estimated to be approximately $70,000 per year for each of the next five fiscal years.

      COVENANT NOT TO COMPETE AND CUSTOMER LIST

      The Company recorded the value of a covenant not to compete and a customer list as intangible assets as part of the acquisition of MRP (See note 2). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $43,623 and $22,986 at September 30, 2006 and June 30, 2006, respectively. Amortization expense for the three-month period ended September 30, 2006 and 2005 was $20,637 and $0, respectively.

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

      The following table presents unamortized intangible assets by business unit as of September 30, 2006 and June 30, 2006:

                                                SEPTEMBER 30,        JUNE 30, 2006
                                                NET CARRYING          NET CARRYING
                                                   AMOUNT                AMOUNT
                                                -------------        -------------
                                                (UNAUDITED)
GOODWILL
Sonomed                                          $ 9,525,550          $ 9,525,550
Drew                                               9,574,655            9,574,655
Vascular                                             941,218              941,218
Medical/Trek/EMI                                   1,030,837            1,030,837
                                                 -----------          -----------
TOTAL                                            $21,072,260          $21,072,260
                                                 ===========          ===========

                                                 SEPTEMBER 30,
                                                     2006            JUNE 30, 2006
                                                 NET CARRYING        NET CARRYING
                                                    AMOUNT               AMOUNT
                                                 -------------       ------------
                                                 (UNAUDITED)
UNAMORTIZED INTANGIBLE ASSETS
Sonomed                                             $616,906            $616,906
Medical/Trek/EMI                                       3,200               3,200
                                                    --------            --------
TOTAL                                               $620,106            $620,106
                                                    ========            ========

The following table presents amortized intangible assets by business unit as of September 30, 2006:

                                                           ADJUSTED
                                 GROSS                      GROSS
                               CARRYING                    CARRYING      ACCUMULATED   NET CARRYING
                                AMOUNT      IMPAIRMENT      AMOUNT      AMORTIZATION      VALUE
                               --------     ----------     --------     ------------   ------------
                              (UNAUDITED)
AMORTIZED INTANGIBLE ASSETS
PATENTS
Drew                           $ 275,285     $       0     $ 275,285     $(105,378)     $ 169,907
Vascular                          36,915             0        36,915       (23,072)        13,843
Medical/Trek/EMI                 265,301             0       265,301      (159,696)       105,605
                               ---------     ---------     ---------     ---------      ---------
TOTAL                          $ 577,501     $       0     $ 577,501     $(288,146)     $ 289,355
                               =========     =========     =========     =========      =========

CUSTOMER LIST/COVENANT NOT
TO COMPETE

Medical/Trek/EMI               $ 442,969     $       0     $ 442,969     $ (43,623)     $ 399,346
                               ---------     ---------     ---------     ---------      ---------
TOTAL                          $ 442,969     $       0     $ 442,969     $ (43,623)     $ 399,346
                               =========     =========     =========     =========      =========

      The following table presents amortized intangible assets by business unit as of June 30, 2006:

                                                             ADJUSTED
                                 GROSS                        GROSS
                                CARRYING                     CARRYING     ACCUMULATED   NET CARRYING
                                 AMOUNT       IMPAIRMENT      AMOUNT     AMORTIZATION       VALUE
                                --------      ----------     --------    ------------   ------------
AMORTIZED INTANGIBLE ASSETS
PATENTS
Drew                            $ 275,285     $       0     $ 275,285     $ (90,955)     $ 184,330
Vascular (pending issuance)        36,915             0        36,915             0         36,915
Medical/Trek/EMI                  265,301             0       265,301      (172,844)        92,457
                                ---------     ---------     ---------     ---------      ---------
TOTAL                           $ 577,501     $       0     $ 577,501     $(263,799)     $ 313,702
                                =========     =========     =========     =========      =========

CUSTOMER
LIST/COVENANT NOT
TO COMPETE

Medical/Trek/EMI                $ 442,969     $       0     $ 442,969     $ (22,896)     $ 420,073
                                ---------     ---------     ---------     ---------      ---------
TOTAL                           $ 442,969     $       0     $ 442,969     $ (22,896)     $ 420,073
                                =========     =========     =========     =========      =========

7. ACCRUED EXPENSES

      The following table presents accrued expenses as of September 30, 2006 and June 30, 2006:

                           SEPTEMBER 30,
                              2006        JUNE 30, 2006
                           ------------   -------------
                           (UNAUDITED)
Accrued compensation       $1,572,048     $1,260,139
Warranty accruals             255,740        255,740
Legal accruals                119,101        221,369
Other accruals                680,425        766,523
                           ----------     ----------
TOTAL ACCRUED EXPENSES     $2,627,314     $2,503,771
                           ==========     ==========

      In addition to normal accruals, other accruals as of September 30, 2006 and June 30, 2006 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.

8. LINE OF CREDIT AND LONG-TERM DEBT

      The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 12.0% per annum and 10.25% per annum as of September 30, 2006 and June 30, 2006, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $244,056 and $278,717 as of September 30, 2006 and June 30, 2006, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5% per annum. The outstanding balance of this note was $91,663 and $116,671 as of September 30, 2006 and June 30, 2006,
respectively.

      The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of September 30, 2006:

TWELVE MONTHS
   ENDING                          TEXAS
SEPTEMBER 30,                    MEZZANINE         SYMBIOTICS            TOTAL
-------------                    ---------         ----------            -----
                                                                      (UNAUDITED)
   2007                          $148,817           $ 91,663            240,480
   2008                            95,239                  0             95,239
                                 --------           --------           --------
  TOTAL                          $244,056           $ 91,663            335,719
                                 ========           ========

                                 Current portion of long-term debt      240,480
                                                                       --------
                                 Long-term portion                     $ 95,239
                                                                       ========

9. OTHER REVENUE

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

      (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's laser technology; and

      (3)   Royalty payments received from Bio-Rad Laboratories, Inc.
            ("Bio-Rad").

      For the three-month periods ended September 30, 2006 and 2005, Silicone Oil revenue totaled $0 and $203,000, respectively, IntraLase royalties totaled approximately $555,000 and $392,000, respectively, and the Bio-Rad royalties totaled approximately $70,000 and $75,000, respectively.

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

10. COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of September 30, 2006 are as follows:

                                  LEASE
TWELVE MONTHS ENDING           OBLIGATIONS
--------------------           -----------
                               (UNAUDITED)
2007                        $       720,916
2008                                411,226
2009                                284,615
2010                                292,710
2011                                308,770
Thereafter                          116,354
                            ---------------
TOTAL                       $     2,134,590
                            ===============

      Rent expense charged to operations during the three-month periods ended September 30, 2006 and 2005 was $215,320 and $215,111, respectively.

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

11. LEGAL PROCEEDINGS

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

   The court also agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The parties have submitted briefs to the court. Escalon believes that a decision by the court is unlikely in 2006.

   IntraLase, after entry of the court's ruling, attempted to cure its default under the License Agreement, but underpaid based upon a purported interpretation of "accounts receivable" that discounts the receivables recorded on the sales substantially, and in a manner that appears to directly contradict IntraLase's own published financial statements.

   In May, 2005, IntraLase filed a second suit against Escalon in the Central District of California, case number SAVC 05-440-AHS ("Second Action"), again for declaratory relief as well as for reformation of the License Agreement. In this action, IntraLase has asked the court to, among other things, validate its interpretation of certain other terms of the License Agreement relating to the amount of royalties owed to Escalon and a declaration concerning Escalon's audit rights under the License Agreement. On June 3, 2005, after having been served with Escalon's Complaint filed in the Delaware Court of Chancery ("Delaware Action," described below), IntraLase filed an Amended Complaint in the Second Action. Escalon, not having been served with the Amended Complaint, filed a motion to dismiss the Complaint in the Second Action on jurisdictional and substantive grounds. On June 6, 2005, Escalon filed a Motion to Dismiss the Amended Complaint on grounds virtually identical to its first motion to dismiss. The court dismissed without prejudice the Second Action on the grounds that much of IntraLase's lawsuit sought a ruling on issues already raised by Escalon in Escalon's Delaware Action. Accepting Escalon's arguments for dismissal, the California Court held that retaining jurisdiction would likely result in duplicative litigation and an unnecessary entanglement between the federal and state court actions.

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

   On February 21, 2006, Escalon again gave IntraLase notice of its intention to terminate the License Agreement due to IntraLase's failure to pay certain royalties that Escalon believed were due under the License Agreement as well as IntraLase's refusal to permit Escalon to inspect IntraLase's records and books of account in accordance with paragraph 5.3 of the License Agreement. IntraLase had steadfastly refused to permit inspections reasonably requested by Escalon to audit IntraLase's records and books of account and, instead, conditioned any inspection by Escalon's auditors on unreasonable and unnecessary confidentiality restrictions and unilateral limitations on the scope of records and books of account that would be made available for inspection to Escalon. On the same day, Escalon filed its First Amended Complaint in the Delaware Action adding to its pending claims a claim for declaratory relief wherein Escalon seeks a judgment declaring that the License Agreement terminated fifteen days after IntraLase received Escalon's notice of defaults and intent to terminate and failed to cure said defaults.

   On February 28, 2006, Escalon agreed to suspend the cure periods applicable to the alleged breaches set out in its February 21, 2006 letter while Escalon and IntraLase engaged in mediation efforts. Mediation before Vice Chancellor Donald F. Parsons, Jr. of the Delaware Court of Chancery, pursuant to Chancery Court Rule 174, took place on May 5, 2006 and was unsuccessful. However, in August 2006, the Parties entered into a Stipulation under which IntraLase agreed to allow an independent auditor, retained by the Company, to inspect certain of IntraLase's books and records as needed, in the opinion of the independent auditor, to verify that the Company received the full value of royalty payments to which it is entitled pursuant to the License Agreement. The Company sent its auditor to IntraLase's headquarters in early September 2006 to commence the audit. The auditor has informed the Company that it is awaiting responses and documents from Intralase that are necessary for the audit to be completed.
The Company desires to conclude this audit in November 2006.

   Separately, on April 22, 2005, Escalon, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, Escalon and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Case remains in the discovery stage and the Court has set a trial date of January 4, 2007.

   Escalon is cognizant of the legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary and appropriate actions to protect its rights and interests under the License Agreement. Escalon expects expenses associated with this litigation to adversely impact earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such royalty payments based on its filings with the SEC and filings in connection with the First Action.

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

      INSTITUTE OF CHILD HEALTH

   Drew entered into a license agreement with the Institute of Child Health ("ICH") on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew has failed to remit certain moneys due under the license agreement and has sought an accounting to determine such amount due. Drew is reviewing this matter with legal counsel and disputes the allegations of nonpayment.

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

12.   SEGMENTAL INFORMATION

      During the three-month periods ended September 30, 2006 and 2005, the Company operations were classified into four principal reportable business units that provide different products or services.

      Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

     SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED
                           SEPTEMBER 30, 2006 AND 2005

                                       DREW               SONOMED           VASCULAR      MEDICAL/TREK/EMI        TOTAL
                                ------------------  ------------------  ----------------  ----------------  ------------------
                                  2006      2005      2006      2005      2006     2005     2006    2005      2006      2005
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
REVENUES, NET:
Product revenue                 $  2,785  $  4,071  $  2,293  $  1,798  $   817  $   931  $   648  $   323  $  6,543  $  7,123
Other revenue                         70        75         0         0        0        0      555      595       625       670
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
TOTAL REVENUE, NET                 2,855     4,146     2,293     1,798      817      931    1,203      918     7,168     7,793
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
COSTS AND EXPENSES:
Cost of goods sold                 1,759     2,594     1,187       976      313      320      372      216     3,631     4,106
Operating expenses                 1,841     1,792       884     1,040      552      529      992      679     4,269     4,040
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
TOTAL COSTS AND EXPENSES           3,600     4,386     2,071     2,016      865      849    1,364      895     7,900     8,146
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
(LOSS) INCOME FROM
   OPERATIONS                       (745)     (240)      222      (218)     (48)      82     (161)      23      (732)     (353)
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities                 0         0         0         0        0        0        0    1,157         0     1,157
Equity in OTM                          0         0         0         0        0        0      (19)     (18)      (19)      (18)
Interest income                        0         0         0         0        0        0       45        5        45         5
Interest expense                      (8)      (10)        0         0        0       (1)       0        0        (8)      (11)
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
TOTAL OTHER (EXPENSE) AND
   INCOME                             (8)      (10)        0         0        0       (1)      26    1,144        18     1,133
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
(LOSS) AND INCOME BEFORE TAXES      (753)     (250)      222      (218)     (48)      81     (135)   1,167      (714)      780
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
Income taxes                           0         0         0         0        0        0        0       66         0        66
                                --------  --------  --------  --------  -------  -------  -------  -------  --------  --------
NET (LOSS) INCOME               $   (753) $   (250) $    222  $   (218) $   (48) $    81  $  (135) $ 1,101  $   (714) $    714
                                ========  ========  ========  ========  =======  =======  =======  =======  ========  ========
Depreciation and
   amortization                 $     86  $     55  $      6  $      5  $    49  $    17  $    18  $    28  $    159  $    105
Assets                          $ 17,404  $ 15,295  $ 13,784  $ 13,623  $ 3,944  $ 2,208  $ 3,092  $ 8,655  $ 38,224  $ 39,781
Expenditures for
   long-lived assets            $     35  $     88  $      0  $      0  $     1  $    13  $     9  $    11  $     45  $    112

13.   SHAREHOLDERS' EQUITY

      WARRANTS TO PURCHASE COMMON STOCK

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

14.   RELATED-PARTY TRANSACTIONS

      The Company and a member of the Company's Board of Directors are founding and equal members of OTM. OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through September 30, 2006, the Company had invested $256,000 in OTM. As of September 30, 2006, Escalon owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell its membership interest back to OTM at fair market value. The Company provides administrative support functions to OTM. From inception through September 30, 2006, OTM had revenue of approximately $16,200 and incurred expenses of approximately $213,500. This investment is accounted for under the equity method of accounting and is included in other assets.

      Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard DePiano, Jr. (son of the Chief Executive Officer ("CEO")) is General Counsel to the Company, Mr. DePiano's salary plus bonus for the three-month periods ended September 30, 2006 and 2005 were $31,364 and $30,900, respectively. Caryn Lindsey (daughter-in-law of the CEO) acted as a consultant and employee for the Company in 2005. For the three-month periods ended September 30, 2006 and 2005 Ms. Lindsey received consulting fees and salary of $0 and $16,250, respectively.

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

      On July 8, 2005, Company sold an additional 58,535 shares of IntraLase common stock at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase common stock at September 30, 2006 are classified as available-for-sale securities and had a market value of $59,130.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-KSB for the year ended June 30, 2006 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

EXECUTIVE OVERVIEW - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

      The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company's performance and financial condition.

   - On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during the fiscal year ended June 30, 2005. The Company has been operating Drew as a separate business unit since its acquisition, and Drew's results of operations are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for all periods since the acquisition in July 2004. Prior to the acquisition, Drew's ability to obtain raw materials and components was severely restricted due to prolonged liquidity constraints. These constraints were pervasive throughout all of Drew's locations and affected all aspects of Drew's operations. The Company's operational priorities with respect to Drew is to infuse Drew with working capital in the areas of manufacturing, sales and marketing and product development in an effort to remove the pre-acquisition liquidity constraints.

   - In connection with the acquisition of Drew, the Company issued 900,000 shares of its common stock during the fiscal year ended June 30, 2005, of which 841,686 shares were issued in the six- month period ended December 31, 2004. The balance of the shares were issued in the six-month period ended June 30, 2005.

   - Revenue decreased approximately 8% during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. The decrease is primarily related to decreases in the Drew and Vascular business units. Revenue at Drew and Vascular decreased 32% and 12%, respectively, during the three-month period ended September 30, 2006 when compared to the same period last fiscal year. These decreases were offset by strong sales in the Company's Sonomed and Medical/Trek/EMI business units. Sales at Sonomed and Medical/Trek/EMI increased approximately 28% and 100%, respectively, during the three-month period ended September 30, 2006 compared to the same period last fiscal year.

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

   - Cost of goods sold as a percentage of product revenue decreased to approximately 55.4% of revenues during the three-month period ended September 30, 2006, as compared to approximately 57.6% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the three-month period ended September 30, 2006 remained steady at approximately 50.0% of product revenue in the same period last fiscal year.

   - Operating expenses increased approximately 5.5% during the three-month period ended September 30, 2006 as compared to the same period in the prior fiscal year. During the three-month period ended September 30, 2006, the Company continued to experience a high amount of legal and accounting fees primarily related to IntraLase litigation costs. While the Company expects these legal and accounting expenses to impact earnings in the near term, it does not believe that all of these expenses will continue in the future at such high levels.

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

      In February 1996, the Company acquired substantially all of the assets and certain liabilities of EOI, a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultra fast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, the Company changed its market focus and ceased developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004. (See notes 9 and 15 of the notes to the condensed consolidated financial statements for further information.) The Company is in dispute with IntraLase over royalty payments owed to the Company. (See note 11 of the notes to the condensed consolidated financial statements for further information.)

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

      On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application for SFAS 142, discussed further in
Note 2 of the notes to the condensed consolidated financial statements included in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

      (LOSS)/INCOME PER SHARE

      The Company computes net (loss)/income per share under the provisions of SFAS No. 128, Earnings per Share (SFAS 128), and Staff Accounting Bulletin, No. 98 (SAB 98).

      Under the provisions of SFAS 128 and SAB 98, basic and diluted net
(loss)/income per share is computed by dividing the net (loss)/income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net (loss)/income per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

      TAXES

      Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

      In determining (loss)/income for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

      In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

      Through September 30, 2006, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

      The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2006 and 2005. Table amounts are in thousands:

                              THREE-MONTH PERIOD ENDED
                                   SEPTEMBER 30,
                           ------------------------------
                             2006       2005     % CHANGE
                           --------   --------   --------
PRODUCT REVENUE:

Drew                       $  2,785   $  4,071      -31.6%
Sonomed                       2,293      1,798       27.5%
Vascular                        817        931      -12.2%
Medical/Trek/EMI                648        323      100.6%

                           --------   --------      -----
TOTAL                      $  6,543   $  7,123       -8.1%
                           ========   ========      =====

      Product revenue decreased approximately $584,000, or 8%, to $6,543,000 during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. In the Drew business unit, product revenue decreased $1,280,000, or 32%, as compared to the same period last fiscal year. The decrease is primarily due to the aging of Drew's product line and delays in bringing its new products to market. Drew anticipates that it will release a new product for sale in each of the second and third quarters of the current fiscal year.

      Product revenue increased $495,000, or 28%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's new Vumax II ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product.

      Product revenue decreased $114,000, or 12%, to $817,000 in the Vascular business unit during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily caused by an decrease in direct sales to end users by the Company's domestic sales team. The Company also saw a decrease in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during the prior fiscal year.

      In the Medical/Trek/EMI business unit, product revenue increased $325,000, or 100%, to $648,000 during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in the EMI sales of digital imaging systems.

      Other revenue decreased by approximately $45,000, or 6.7%, to $625,000 during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. The decrease is primarily due to a decrease in royalties received from Bausch & Lomb from $203,000 in the prior fiscal period to $0 for the three-month period ended September 30, 2006. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company received no royalties in the three-month period ended September 30, 2006 and will receive no future royalties under this agreement. (See note 9 of the notes to the condensed consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.) Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew decreased by approximately $5,000 to $70,000 due to lower sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision. Offsetting these decreases was an increase in royalties received from Interlase of approximately $163,000 from $392,000 in the prior fiscal period to $555,000 in the three-month period ended September 30, 2006. The Company continues to challenge the method of calculating its royalty payments to the Company by Intralase and this issue remains a subject of litigation. (See notes 9 and 11 of the notes to the condensed consolidated financial statements.)

      The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2006 and 2005. Table amounts are in thousands:

                          THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                          --------------------------------------
                            2006      %       2005          %
                          --------   ----   --------      ----
COST OF GOODS SOLD:

Drew                      $  1,759   63.2%  $  2,594      63.7%
Sonomed                      1,187   51.8%       976      54.3%
Vascular                       313   38.3%       320      34.4%
Medical/Trek/EMI               372   57.4%       216      66.9%

                          --------   ----   --------      ----
TOTAL                     $  3,631   55.5%  $  4,106      57.6%
                          ========   ====   ========      ====

      Cost of goods sold totaled approximately $3,631,000, or 55% of product revenue, for the three-month period ended September 30, 2006 as compared to $4,106,000, or 57.6% of product revenue, for the same period last fiscal year. Cost of goods sold in the Drew business unit totaled $1,759,000, or 63% of product revenue, for the three-month period ended September 30, 2006 as compared to $2,594,000, or 64% of product revenue, for the same period last fiscal year. The decrease in the cost of goods sold of 32% corresponds to a like decrease in sales of 32%. Drew's instrument and OEM sales historically have lower margins than the sales of reagents and controls, which are used to operate the instruments.

      Cost of goods sold in the Sonomed business unit totaled $1,187,000, or 52% of product revenue, for the three-month period ended September 30, 2006 as compared to $976,000, or 54% of product revenue, for the same period last fiscal year. The primary reason for the decrease in cost of goods sold as a percentage of product revenue was an increase in sales of higher margin Vumax II's during the three months ended September 30, 2006.

      Cost of goods sold in the Vascular business unit totaled $313,000, or 38% of product revenue, for the three-month period ended September 30, 2006 as compared to $320,000, or 34% of product revenue, for the same period last fiscal year. The Company experienced higher overtime and lower production efficiencies in the current period as compared to the prior period.

      Cost of goods sold in the Medical/Trek/EMI business unit totaled $372,000, or 57% of product revenue, during the three-month period ended September 30, 2006 as compared to $216,000, or 67% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix. The large increase in high margin EMI products in the current year accounts for the decrease in cost of goods sold as a percent of product revenue.

      The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2006 and 2005. Table amounts are in thousands:

                               THREE-MONTH PERIOD ENDED
                                      SEPTEMBER 30,
                            --------------------------------
                              2006        2005      % CHANGE
                            --------    -------     --------
MARKETING, GENERAL AND
 ADMINISTRATIVE:

Drew                        $  1,841    $  1,792      2.7%
Sonomed                          884       1,040    -15.0%
Vascular                         552         529      4.4%
Medical/Trek/EMI                 992         679     46.1%
                            --------    --------    -----
TOTAL                       $  4,269    $  4,040      5.7%
                            ========    ========    =====

      Marketing, general and administrative expenses increased $260,000, or 8%, to $3,551,000 during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. Marketing, general and administrative expenses in the Drew business unit increased $14,000 or 1%, to $1,383,000 as compared to the same period last fiscal year. The increase is primarily due to increased legal fees related to the ICH matter in the United Kingdom (see footnote 11).

      Marketing, general and administrative expenses in the Sonomed business unit decreased by $47,000, or 6%, to $797,000 as compared to the same period last fiscal year. This decrease is related to higher expenses in the prior year for marketing and travel expenses related to the Company's focus on increasing domestic and foreign revenues and exhibits and brochures advertising the Company's Ultrasound Biomicrosopes instrument.

      Marketing, general and administrative expenses in the Vascular business unit increased $37,000, or 8%, to $530,000 as compared to the same period last fiscal year. The increase is related primarily to an increase of $11,000 in legal fees for logo and patent registrations and $18,000 in administrative and sales salaries incurred in the three month period ended September 30, 2006.

      Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $256,000, or 44% to $841,000 as compared to the same period last fiscal year. Legal fees, related mainly to the Interlase litigation, increased by $281,000 in the period ended September 30, 2006 as compared to the same period last year. The Company still anticipates these litigation costs will continue to impact earnings in the near term. (See note 11 of the notes to the condensed consolidated financial statements for a description of legal proceedings.) The remainder of the increase is related to sales and marketing expenses related to the EMI product lines, and the joint marketing and integration of the Company's product line with Anka Systems as part of a co-marketing agreement.

      Research and development expenses decreased $31,000, or 4%, to $718,000 during the three-month period ended September 30, 2006 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew and EMI business units. Research and development expenses in the Drew business unit increased $35,000, or 8%, to $458,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with the development of several new hematology and diabetic instruments. Research and development expenses in the Medical/Trek/EMI business unit increased $57,000 to $151,000 as compared to the same period last fiscal year. The increase is primarily due to higher prototype expenses (approximately $13,000) and salary expenses (approximately $40,000) for the development of the Company's new digital ophthalmic platform.

      Gain on sale of available for sale securities was decreased approximately $1,157,000 in the three-month period ended September 30, 2006. The decrease was due to the sale of 58,585 shares of IntraLase common stock in July 2005. (See note 15 of the notes to the condensed consolidated financial statements.) There were no sales of available for sale securities during the three-month period ended September 30, 2006.

      The Company recognized a loss of $19,000 and $18,000 related to its investment in OTM during the three-month periods ended September 30, 2006 and 2005, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to the condensed consolidated financial statements.)

      Interest income was $45,000 and $5,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The increase was due to a combination of higher effective yields on investments and higher investable balances.

      Interest expense was $9,000 and $11,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The decrease reflects the reduction in outstanding debt balance as of September 30, 2006 as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

      Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2006 are reflected in the following table (in thousands):

                                        SEPTEMBER 30,    JUNE 30,
                                            2006           2006
                                        -------------   ----------
CURRENT RATIO:

Current assets                            $  14,520     $  14,911
Less: Current liabilities                     4,570         4,295
                                          ---------     ---------
WORKING CAPITAL                           $   9,950     $  10,616
                                          =========     =========

CURRENT RATIO                              3.2 TO 1      3.5 TO 1
                                          =========     =========

DEBT TO TOTAL CAPITAL RATIO:

Notes payable and current maturities      $     240     $     233
Long-term debt                                1,182         1,250
                                          ---------     ---------
Total debt                                $   1,422     $   1,483
                                          ---------     ---------
Total equity                                 32,620        33,100
                                          =========     =========
TOTAL CAPITAL                             $  34,042     $  33,100
                                          =========     =========

TOTAL DEBT TO TOTAL CAPITAL                     4.2%          4.5%
                                          =========     =========

      WORKING CAPITAL POSITION

      Working capital decreased approximately $666,000 as of September 30, 2006 and the current ratio decreased to 3.2 to 1 from 3.5 to 1 when compared to June 30, 2006. The decrease in working capital was caused primarily by the loss from operations of approximately $714,000 and cash used to fund fixed asset additions of approximately $60,000. Partially offsetting these uses of working capital were proceeds of approximately $98,000 realized by the Company for the income tax benefit from the exercise of stock options.

        CASH USED IN OPERATING ACTIVITIES

      During the three-month periods ended September 30, 2006 and 2005, the Company used approximately $1,282,000 and $751,000 of cash for operating activities. The net increase in cash used for operating activities of approximately $531,000 for the three-month period ended September 30, 2006 as compared to the same period in the prior fiscal year is due primarily to the following factors:

      The Company had a net loss of $714,000 and experienced net cash out flows from increases in accounts receivable, inventory and other current and long-term assets of approximately $238,000, $554,000 and $181,000, respectively. These cash out flows were partially offset by and increase in accounts payable of $251,000 and non-cash expenditures on depreciation and amortization of $135,000. In the prior fiscal period the cash used in operating activities of $531,000 was related to net income in the prior year of $714,000 offset by a gain on sale of marketable securities in the amount of $1,157,000.

        CASH FLOWS PROVIDED BY (USED IN) INVESTING AND FINANCING ACTIVITIES

      Cash flows used in investing activities of $40,000 is related to fixed asset purchases during the three-month period ended September 30, 2006. The decrease in cash flows from investing activities from the prior fiscal period was $1,013,000. The change relates primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities. (See note 15 of the notes to the condensed consolidated financial statements.) Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions of approximately $145,000.

      Cash flows provided by financing activities were approximately $39,000 during the three-month period ended September 30, 2006. During the period, the Company made scheduled long-term debt repayments of approximately $60,000 and received an income tax benefit of $98,000 by amending its fiscal 2006 state tax returns to deduct the exercise of stock options during fiscal 2006.

      DEBT HISTORY

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

      Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund debt provides for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of September 30, 2006 and June 30, 2006, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance as of September 30, 2006 was approximately $244,000. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00% per annum. The outstanding balance as of March 31, 2006 was approximately $92,000.

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

      OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2006 and 2005.

      The following table presents the Company's contractual obligations as of September 30, 2006 (interest is not included in the table as it is immaterial):

                                            LESS THAN                       4-5
                                 TOTAL        1 YEAR      1-3 YEARS        YEARS
                              ----------    ----------    ----------    ----------
Long-term debt                $  335,719    $  240,480    $   95,239    $        0

Operating lease agreements     2,134,590       720,916       988,550       425,124

                              ----------    ----------    ----------    ----------
TOTAL                         $2,470,309    $  961,396    $1,083,789    $  425,124
                              ==========    ==========    ==========    ==========

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

      On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position.

As of September 30, 2006, the Company has loaned approximately $11,023,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK

      The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of September 30, 2006 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt. (See note 8 of the notes to the condensed consolidated financial statements for further information regarding the Company's debt obligations.)

                                        2006            2007
                                     ----------     -------------
Texas Mezzanine Fund Note            $  148,817     $      95,239

   Interest rate                          10.25%     Prime Plus 4%

Symbiotics, Inc. Note                $   91,663     $           0

   Interest rate                           5.00%             5.00%

                                     ----------     -------------
TOTAL                                $  240,480     $      95,239
                                     ==========     =============

EXCHANGE RATE RISK

      Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2006 and 2005, Drew recorded approximately $321,000 and $87,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.

      Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended September 30, 2006 and 2005, Drew incurred approximately $1,265,000 and $1,368,000, respectively, of expense denominated in United Kingdom Pounds. The Company's Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.

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

      Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)   INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See note 11 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

ITEM 1A. RISK FACTORS

      There are no material changes from the risks previously disclosed in our Annual Report on Form 10-K for the period ended June 30, 2006.

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

                                            ESCALON MEDICAL CORP.
                                            (Registrant)

Date: November 14, 2006                     By: /s/ Richard J. DePiano
                                                --------------------------------
                                                Richard J. DePiano
                                                Chairman and Chief
                                                Executive Officer

Date: November 14, 2006                     By: /s/ Robert O'Connor
                                                --------------------------------
                                                Robert O'Connor
                                                Chief Financial Officer