Form 10-Q
period 2006-12-31
ESCALON MEDICAL CORP
filed 2007-02-14
CIK 862668

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

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,370,657 shares of common stock, $0.001 par value, outstanding as of February 9, 2007.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I. Financial Statements

   Item 1. Condensed Consolidated Financial Statements (unaudited)             2

           Condensed Consolidated Balance Sheets as of December 31, 2006
           (Unaudited) and June 30, 2006                                       2

           Condensed Consolidated Statements of Income for the three and
           six-month periods ended December 31, 2006 and 2005 (Unaudited)      3

           Condensed Consolidated Statements of Cash Flows for the
           six-month periods ended December 31, 2006 and 2005 (Unaudited)      4

           Condensed Consolidated Statement of Shareholders' Equity for the
           six-month periods ended December 31, 2006 and 2005 (Unaudited)      5

           Condensed Consolidated Statement of Other Comprehensive (Loss)
           for the six-month periods ended December 31, 2006 and 2005
           (Unaudited)                                                         6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results Operations                                             23

   Item 3. Quantitive and Qualitative Disclosures about Market Risk           34

   Item 4. Controls and Procedures                                            34

Part II. Other Information

   Item 1. Legal Proceedings                                                  36

   Item 1A Risk Factors                                                       36

   Item 4. Submission of Matters to a Vote of Security Holders                36

   Item 6. Exhibits                                                           36

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,     JUNE 30,
                                                                      2006           2006
                                                                  ------------   ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  1,569,140   $  3,379,710
   Available for sale securities                                        59,130         50,220
   Accounts receivable, net                                          4,416,904      3,996,243
   Inventory, net                                                    8,319,450      7,122,916
   Other current assets                                                297,257        362,160
                                                                  ------------   ------------
      TOTAL CURRENT ASSETS                                          14,661,881     14,911,249
                                                                  ------------   ------------
Furniture and equipment, net                                           865,498        969,956
Goodwill                                                            21,072,260     21,072,260
Trademarks and trade names                                             620,106        620,106
Patents, net                                                           265,000        313,702
Covenant not to compete and customer list, net                         375,184        420,073
Other assets                                                           257,138        337,421
                                                                  ------------   ------------
      TOTAL ASSETS                                                $ 38,117,067   $ 38,644,767
                                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                              $    220,037   $    232,837
   Accounts payable                                                  2,269,132      1,558,501
   Accrued expenses                                                  2,179,560      2,503,771
                                                                  ------------   ------------
      TOTAL CURRENT LIABILITIES                                      4,668,729      4,295,109
                                                                  ------------   ------------
Long-term debt, net of current portion                                  66,894        162,551
Accrued post-retirement benefits                                     1,087,000      1,087,000
                                                                  ------------   ------------
      TOTAL LIABILITIES                                              5,822,623      5,544,660
                                                                  ------------   ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued Common
   stock, $0.001 par value; 35,000,000 share
   authorized; 6,370,657 and 6,344,657 issued
   and outstanding at December 31, 2006 and
   June 30, 2006, respectively                                           6,371          6,345
Common stock warrants                                                1,601,346      1,601,346
Additional paid-in capital                                          65,964,155     65,699,370
Retained earnings                                                  (35,306,647)   (34,122,427)
Accumulated other comprehensive (loss)                                  29,219        (84,527)
                                                                  ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                                    32,294,444     33,100,107
                                                                  ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 38,117,067   $ 38,644,767
                                                                  ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                   ------------------------   -------------------------
                                                      2006          2005          2006         2005
                                                   ----------   -----------   -----------   -----------
NET REVENUES:
Product revenue                                    $7,033,860   $ 6,846,159   $13,577,446   $13,608,849
Other revenue                                         602,880       464,131     1,227,454     1,134,311
                                                   ----------   -----------   -----------   -----------
REVENUES, NET                                       7,636,740     7,310,290    14,804,900    14,743,160
                                                   ----------   -----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of goods sold                               3,878,214     3,883,395     7,508,594     7,628,384
   Research and development                         1,080,950       661,870     1,794,555     1,418,030
   Marketing, general and administrative            3,144,611     3,827,839     6,700,511     7,111,890
                                                   ----------   -----------   -----------   -----------
      TOTAL COSTS AND EXPENSES                      8,103,775     8,373,104    16,003,660    16,158,304
                                                   ----------   -----------   -----------   -----------
(LOSS) FROM OPERATIONS                               (467,035)   (1,062,814)   (1,198,760)   (1,415,144)
                                                   ----------   -----------   -----------   -----------
OTHER INCOME AND (EXPENSE):
   Gain on sale of available for sale securities            0             0             0     1,157,336
   Equity in Ocular Telehealth Management, LLC        (12,155)      (33,035)      (30,698)      (51,464)
   Interest income                                     13,498        72,877        58,934        77,724
   Interest expense                                    (5,654)       (9,229)      (14,939)      (19,906)
                                                   ----------   -----------   -----------   -----------
      TOTAL OTHER INCOME AND (EXPENSE)                 (4,311)       30,613        13,297     1,163,690
                                                   ----------   -----------   -----------   -----------
NET (LOSS) BEFORE TAXES                              (471,346)   (1,032,201)   (1,185,463)     (251,454)
                                                   ----------   -----------   -----------   -----------
Provision for income taxes                             (1,243)      (50,400)       (1,243)       16,000
                                                   ----------   -----------   -----------   -----------
NET (LOSS)                                         $ (470,103)  $  (981,801)  $(1,184,220)  $  (267,454)
                                                   ==========   ===========   ===========   ===========
BASIC NET (LOSS) PER SHARE                         $    (0.07)  $     (0.16)  $     (0.19)  $     (0.04)
                                                   ==========   ===========   ===========   ===========
DILUTED NET (LOSS) PER SHARE                       $    (0.07)  $     (0.16)  $     (0.19)  $     (0.04)
                                                   ==========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC                     6,347,972     6,070,477     6,346,315     6,017,384
                                                   ==========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED                   6,347,972     6,070,477     6,346,315     6,017,384
                                                   ==========   ===========   ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   -------------------------
                                                       2006         2005
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $(1,184,220)  $  (267,454)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization                       282,081       217,944
   Gain on sale of available for sale securities             0    (1,157,335)
   Compensation expense                                123,774             0
   Loss of Ocular Telehealth Management, LLC            30,698        51,464
   Change in operating assets and liabilities:
      Accounts receivable, net                        (644,752)      437,690
      Inventory, net                                (1,149,054)     (576,227)
      Other current and long-term assets               152,349      (407,745)
      Accounts payable, accrued and other
         liabilities                                   700,201       249,665
                                                   -----------   -----------
         NET CASH (USED IN) OPERATING ACTIVITIES    (1,688,923)   (1,451,998)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of available for sale
      securities                                             0     1,157,335
   Purchase of distribution rights                           0      (181,855)
   Purchase of fixed assets                            (61,329)     (226,100)
                                                   -----------   -----------
         NET CASH (USED IN)/ PROVIDED BY
            INVESTING ACTIVITIES                       (61,329)      749,380
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loans                      (108,457)     (111,139)
Issuance of common stock - stock options               141,037       268,554
                                                   -----------   -----------
         NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                  32,580       157,415
                                                   -----------   -----------
         Effect of exchange rate changes on
            cash and cash equivalents                  (92,899)        8,863
                                                   -----------   -----------
         NET (DECREASE) IN CASH AND CASH
            EQUIVALENTS                             (1,810,570)     (536,340)
                                                   -----------   -----------
Cash and cash equivalents, beginning of period       3,379,710     5,115,772
                                                   -----------   -----------
Cash and cash equivalents, end of period           $ 1,569,140   $ 4,579,432
                                                   ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                      $    14,939   $    19,890
                                                   ===========   ===========
Income taxes (refund) paid                         $   (98,412)  $    97,584
                                                   ===========   ===========
(Decrease)/increase in unrealized appreciation
    on available for sale securities               $     8,910   $(1,153,827)
                                                   ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

                                                                                                   ACCUMULATED
                                      COMMON STOCK        COMMON      ADDITIONAL                      OTHER           TOTAL
                                   ------------------      STOCK       PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT    WARRANTS      CAPITAL        DEFICIT     INCOME (LOSS)      EQUITY
                                   ---------   ------   ----------   -----------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2006           6,344,659   $6,345   $1,601,346   $65,699,370   $(34,122,427)     $(84,527)     $33,100,107
Net (loss)                                          0            0             0     (1,184,220)            0       (1,184,220)
Refund of income taxes related
   to exercise of stock options                     0            0        98,412              0             0           98,412
Exercise of stock options             26,000       26            0        42,599              0             0           42,625
Compensation expense                                0            0       123,774              0             0          123,774
Change in unrealized gains on
   available for sale securities                    0            0             0              0         8,910            8,910
Foreign currency translation                        0            0             0              0       104,836          104,836
                                   ---------   ------   ----------   -----------   ------------      --------      -----------
BALANCE AT DECEMBER 31, 2006       6,370,657   $6,371   $1,601,346   $65,964,155   $(35,306,647)     $ 29,219      $32,294,444
                                   ---------   ------   ----------   -----------   ------------      --------      -----------

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE (LOSS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                         DECEMBER 31,              DECEMBER 31,
                                   -----------------------   -------------------------
                                      2006         2005         2006          2005
                                   ---------   -----------   -----------   -----------
Net (loss)                         $(470,103)  $  (981,801)  $(1,184,220)  $  (267,454)
Change in unrealized gains on
   available for sale securities          (0)        9,361         8,910    (1,153,826)
Foreign currency translation         (21,398)      (34,612)      104,836       (91,984)
                                   ---------   -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)        $(491,501)  $(1,007,052)  $(1,070,474)  $(1,513,264)
                                   =========   ===========   ===========   ===========

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

     The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-K under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

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

3.   STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised
2004), "Share-Based Payments" SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. The Company was a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company was required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

     For the three-month and six-month periods ended December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

     If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the period ended:

                                                     THREE-MONTHS ENDED   SIX-MONTHS ENDED
                                                        DECEMBER 31,         DECEMBER 31,
                                                           2005                 2005
                                                     ------------------   ----------------
Net income, as reported                                  $  (981,801)          (267,454)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                (333,500)          (789,021)
                                                         -----------        -----------
PRO FORMA NET INCOME                                     $(1,315,301)       $(1,056,475)
                                                         ===========        ===========
EARNINGS PER SHARE:

BASIC - AS REPORTED                                      $     (0.16)       $     (0.04)
                                                         ===========        ===========
BASIC - PRO FORMA                                        $     (0.22)       $     (0.18)
                                                         ===========        ===========
DILUTED - AS REPORTED                                    $     (0.16)       $     (0.04)
                                                         ===========        ===========
DILUTED - PRO FORMA                                      $     (0.22)       $     (0.18)
                                                         ===========        ===========

     SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which affect the calculated values. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the three-month and six-month periods ended December 31, 2006 and

2005 were $2.65 and $4.93, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 109% and 251%; risk free interest ranging between 4.5% and 4.6%; and expected life of 10 years. The volatility assumption is based on historical volatility seen in the Company's stock. There is no reason to believe that future volatility will compare to historic volatility.

     As of December 31, 2006, there was $152,920 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. The cost is expected to be recognized over a weighted average period of 4 years.

     Cash received from share option exercises under stock-based payment plans for the six months ended June 30, 2006 was $141,037. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and six-month periods ended December 31, 2006, $123,774 was recorded as compensation expense.

4.   EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                DECEMBER 31,              DECEMBER 31,
                                          -----------------------   ------------------------
                                             2006         2005          2006         2005
                                          ----------   ----------   -----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
   NET (LOSS)                             $ (470,103)  $  (981,801)  $(1,184,220)  $ (267,454)
                                          ----------   -----------   -----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares      6,347,972     6,070,477     6,346,315    6,017,384
   Effect of dilutive securities:
      Stock options and warrants                   0             0             0            0
      Shares reserved for future
      exchange                                     0             0             0            0
                                          ----------   -----------   -----------   ----------
   DENOMINATOR FOR DILUTED EARNINGS PER
      SHARE - WEIGHTED AVERAGE AND
      ASSUMED CONVERSION                   6,347,972     6,070,477     6,346,315    6,017,384
                                          ----------   -----------   -----------   ----------
BASIC (LOSS) PER SHARE                    $    (0.07)  $     (0.16)  $     (0.19)  $    (0.04)
                                          ==========   ===========   ===========   ==========
DILUTED (LOSS) PER SHARE                  $    (0.07)  $     (0.16)  $     (0.19)  $    (0.04)
                                          ==========   ===========   ===========   ==========

     The impact of dilutive securities were omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share (anti-dilutive).

5.   INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:

                      DECEMBER 31,    JUNE 30,
                          2006           2006
                      ------------    ---------
                       (UNAUDITED)
Raw materials          $4,816,921    $4,219,836
Work in process           820,787       809,807
Finished goods          2,934,454     2,345,985
                       ----------    ----------
                        8,572,162     7,375,628
                       ----------    ----------
Valuation allowance      (252,712)     (252,712)
                       ----------    ----------
TOTAL INVENTORY        $8,319,450    $7,122,916
                       ==========    ==========

6.   INTANGIBLE ASSETS

     PATENTS

     It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $313,702 and $265,000 at December 31, 2006 and June 30, 2006, respectively. Amortization expense for the three-month periods ended December 31, 2006 and 2005 was $27,792 and $26,696, respectively. Amortization expense for the six-month periods ended December 31, 2006 and 2005 was $48,900 and $50,848, respectively.

     The aggregate amortization expense for each of the next three years at which time the patents will be fully amortized is estimated to be approximately $90,000 per year for each of the next three fiscal years.

     COVENANT NOT TO COMPETE AND CUSTOMER LIST

     The Company recorded the value of a covenant not to compete and a customer list as intangible assets as part of the acquisition of MRP (See note 2). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $67,695 and $22,895 at December 31, 2006 and June 30, 2006, respectively. Amortization expense for the three-month periods ended December 31, 2006 and 2005 was $24,163 and $0, respectively. Amortization expense for the six-month periods December 31, 2006 and 2005 was $44,900 and $0, respectively

     GOODWILL, TRADEMARKS AND TRADE NAMES

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

     The following table presents unamortized intangible assets by business unit as of December 31, 2006 and June 30, 2006:

                                DECEMBER 31,
                                    2006       JUNE 30, 2006
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
                                ===========     ===========

                                DECEMBER 31,
                                    2006       JUNE 30, 2006
                                NET CARRYING    NET CARRYING
                                   AMOUNT         AMOUNT
                                ------------   -------------
                                 (UNAUDITED)
UNAMORTIZED INTANGIBLE ASSETS
Sonomed/EMI                       $620,106        $620,106
                                  --------        --------
TOTAL                             $620,106        $620,106
                                  ========        ========

     The following table presents amortized intangible assets by business unit as of December 31, 2006:

                                                         ADJUSTED
                                 GROSS                    GROSS
                                CARRYING                 CARRYING    ACCUMULATED   NET CARRYING
                                 AMOUNT     IMPAIRMENT    AMOUNT    AMORTIZATION      VALUE
                              -----------   ----------   --------   ------------   ------------
                              (UNAUDITED)
AMORTIZED INTANGIBLE ASSETS
PATENTS
Drew                            $278,726        $0       $278,726    $(123,328)      $155,398
Vascular (pending issuance)       36,915         0         36,915      (27,686)         9,229
Medical/Trek/EMI                 265,302         0        265,302     (164,929)       100,373
                                --------       ---       --------    ---------       --------
TOTAL                           $580,943        $0       $580,943    $(315,943)      $265,000
                                ========       ===       ========    =========       ========
Medical/Trek/EMI                $442,969        $0       $442,969    $ (67,785)      $375,184
                                --------       ---       --------    ---------       --------
TOTAL                           $442,969        $0       $442,969    $ (67,785)      $375,184
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
                                ========      ===       ========    =========       ========

7.   ACCRUED EXPENSES

     The following table presents accrued expenses as of December 31, 2006 and June 30, 2006:

                         DECEMBER 31,    JUNE 30,
                             2006          2006
                         ------------   ----------
                          (UNAUDITED)
Accrued compensation      $1,125,265    $1,260,139
Warranty accruals            255,740       255,740
Severance accruals                 0             0
Legal accruals                25,489       221,369
Other accruals               773,066       766,523
                          ----------    ----------
TOTAL ACCRUED EXPENSES    $2,179,560    $2,503,771
                          ==========    ==========

     In addition to normal accruals, other accruals as of December 31, 2006 and June 30, 2006 relate to warranties, royalties and real estate tax accruals and other sundry operating expenses accruals.

     Accrued compensation as of December 31, 2006 and June 30, 2006 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.

8.   LINE OF CREDIT AND LONG-TERM DEBT

     The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $220,267 and $278,717 as of December 31, 2006 and June 30, 2006, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5.00%. The outstanding balance of this note was $66,664 and $116,671 as of December 31, 2006 and June 30, 2006, respectively.

     The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of December 31, 2006:

TWELVE MONTHS
    ENDING        TEXAS                     TOTAL
 DECEMBER 31,   MEZZANINE   SYMBIOTICS   (UNAUDITED)
-------------   ---------   ----------   -----------
2007             $153,373     $66,664      220,037
2008               66,894           0       66,894
2009                    0           0            0
2010                    0           0            0
2011                    0           0            0
                 --------     -------     --------
TOTAL            $220,267     $66,664      286,931
                 ========     =======
                Current portion of
                   long-term debt          220,037
                                          --------
                Long-term portion         $ 66,894
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

     (2) Royalty payments received from IntraLase Corp. ("IntraLase") relating to the licensing of the Company's laser technology; and

     (3)  Royalty payments received from Bio-Rad Laboratories, Inc. ("Bio-Rad").

     For the three-month periods ended December 31, 2006 and 2005, IntraLase royalties totaled $547,674 and $395,149, respectively, and the Bio-Rad royalties totaled $55,206 and $68,982, respectively. For the six-month periods ended December 31, 2006 and 2005, Silicone Oil revenue totaled $0 and $203,124, respectively, IntraLase royalties totaled $1,102,216 and $787,094, respectively, and the Bio-Rad royalties totaled $125,238 and $144,093, respectively.

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

     The material terms of the OEM Agreement provide:

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

10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of December 31, 2006 are as follows:

                          LEASE
TWELVE MONTHS ENDING   OBLIGATIONS
--------------------   -----------
                       (UNAUDITED)
2007                   $  792,436
2008                      479,103
2009                      326,980
2010                      299,724
2011                      308,770
Thereafter                116,354
                       ----------
TOTAL                  $2,323,367
                       ==========

     Rent expense charged to operations during the three-month periods ended December 31, 2006 and 2005 was $236,117 and $242,520, respectively. Rent expense charged to operations during the six-month periods ended December 31, 2006 and 2005 was $451,437 and $457,631, respectively.

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

     The court also agreed with Escalon in finding that royalties are "monies" and the default in the payment of royalties must be remedied within 15 days of written notice of the default. The court rejected IntraLase's position concerning the effective date of the Amended and Restated License Agreement holding that the effective date of such Agreement was dated October 17, 2000. IntraLase has appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The parties have submitted briefs to the court. Escalon believes that a decision by the court is unlikely until the second half of 2007.

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

     Separately, on April 22, 2005, Escalon, as beneficial record holder of common stock of IntraLase, made a formal written demand to inspect certain of IntraLase's books and records pursuant to Section 220 of the Delaware General Corporation Law. Shortly thereafter, Escalon Holdings, record holder of common stock of IntraLase, made the same written demand. IntraLase rejected both demands. Thereafter, Escalon and Escalon Holdings filed an action in the Delaware Court of Chancery against IntraLase seeking to enforce their shareholder rights to inspect IntraLase's books and records ("220 Action"). The 220 Action remains in the discovery stage and the parties jointly requested a continuance of the January 4, 2007 trial date, which was granted by the court.

     Escalon is cognizant of the legal expenses and costs associated with the IntraLase matter. Escalon, however, is taking all necessary and appropriate actions to protect its rights and interests under the License Agreement, but will consider settlement if to do so would be in its best interests. Expenses associated with this litigation have adversely impacted earnings of Escalon and continued litigation of this matter will adversely affect earnings in the near term. Escalon believes that IntraLase has sufficient funds to support such royalty payments based on its filings with the SEC and filings in connection with the First Action.

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

     INSTITUTE OF CHILD HEALTH

     Drew entered into a license agreement with the Institute of Child Health ("ICH") on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew has failed to remit certain moneys due under the license agreement and has sought an accounting to determine such amount due. Drew is continuing to review the matter with its legal counsel and accounting consultants and continues to dispute the allegations of nonpayment.

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

12.  SEGMENTAL INFORMATION

     During the three-month and six-month periods ended December 31, 2006 and 2005, the Company operations were classified into four principal reportable segments that provide different products or services. One of the business segments, Drew, became a reportable segment following its acquisition by the Company on July 23, 2004.

     Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

     SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - THREE MONTHS ENDED
                                DECEMBER 31, 2006

                                    DREW              SONOMED            VASCULAR      MEDICAL/TREK/EMI         TOTAL
                             -----------------   -----------------   ---------------   ----------------   -----------------
                               2006      2005      2006      2005     2006     2005      2006     2005      2006      2005
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
REVENUES, NET:
Product revenue              $ 2,717   $ 3,490   $ 2,732   $ 2,003   $  796   $  886    $  789   $  467   $ 7,034   $ 6,846
Other revenue                     55        69         0         0        0        0       548      395       603       464
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
TOTAL REVENUE, NET             2,772     3,559     2,732     2,003      796      886     1,337      862     7,637     7,310
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold             1,922     2,236     1,220     1,013      305      347       432      287     3,879     3,883
Research & Development           875       834        84       333       36       71        86      180     1,081     1,418
Marketing, General & Admin     1,277     3,006       762     1,630      412      945       696    1,531     3,145     3,072
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
Operating expenses             2,152     2,018       846       953      448      522       782      997     4,226     4,490
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
TOTAL COSTS AND EXPENSES       4,074     4,254     2,066     1,966      753      869     1,214    1,284     8,104     8,373
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
INCOME (LOSS) FROM
   OPERATIONS                 (1,302)     (695)      666        37       43       17       247     (422)     (467)   (1,063)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
OTHER INCOME AND
   EXPENSES:
Gain on sale of available
   for sale securities             0         0         0         0        0        0         0        0         0         0
Equity in OTM                      0         0         0         0        0        0       (12)     (33)      (12)      (33)
Interest income                    0         0         0         0        0        0        14       73        13        73
Interest expense                  (7)       (9)        0         0        0        0         0        0        (6)       (9)
TOTAL OTHER INCOME AND       -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
   (EXPENSES)                     (7)       (9)        0         0        0        0         2       40        (5)       31
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
INCOME (LOSS) BEFORE TAXES    (1,309)     (704)      666        37       43       17       125     (382)     (472)   (1,032)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
Income taxes                       0         0         0         0        0        0        (1)     (50)       (1)      (50)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
Net income (loss)            $(1,309)  $  (704)  $   666   $    37   $   43   $   17    $  126   $ (332)  $  (470)  $  (982)
                             =======   =======   =======   =======   ======   ======    ======   ======   =======   =======
Depreciation and
   amortization              $    56   $    68   $     5   $     5   $   43   $   14    $   23   $   23   $   127   $   110
Assets                       $17,325   $17,088   $14,099   $13,486   $4,034   $2,423    $2,659   $5,946   $38,117   $38,943
Expenditures for
   long-lived assets         $    54   $    18   $     0   $    14   $    0   $    0    $    0   $   50   $    54   $    82

  SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) - SIX MONTHS ENDED DECEMBER
                                    31, 2006

                                    DREW              SONOMED            VASCULAR      MEDICAL/TREK/EMI         TOTAL
                             -----------------   -----------------   ---------------   ----------------   -----------------
                               2006      2005      2006      2005     2006     2005      2006     2005      2006      2005
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
REVENUES, NET:
Product revenue              $ 5,502   $ 7,201   $ 5,025   $ 3,801   $1,613   $1,810    $1,437   $  797   $13,577   $13,609
Other revenue                    125       144         0         0        0        0     1,102      990     1,227     1,134
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
TOTAL REVENUE, NET             5,627     7,345     5,025     3,801    1,613    1,810     2,539    1,787    14,804    14,743
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold             3,681     4,469     2,407     1,989      618      658       803      512     7,509     7,628
Operating expenses             3,993     3,840     1,730     1,963    1,000    1,016     1,774    1,711     8,495     8,530
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
TOTAL COSTS AND EXPENSES       7,674     8,309     4,137     3,952    1,618    1,674     2,577    2,223    16,004    16,158
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
INCOME (LOSS) FROM
   OPERATIONS                 (2,047)     (964)      888      (151)      (5)     136       (38)    (436)   (1,199)   (1,415)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
OTHER INCOME AND
   (EXPENSES):
Gain on sale of available
   for sale securities             0         0         0         0        0        0         0    1,157         0     1,157
Equity in OTM                      0         0         0         0        0        0       (31)     (51)      (31)      (51)
Interest income                    0         0         0         0        0        0        59       78        59        78
Interest expense                 (15)      (20)        0         0        0        0         0        0       (15)      (20)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
TOTAL OTHER INCOME AND
   (EXPENSES)                    (15)      (20)        0         0        0        0        28    1,184        14     1,164
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
INCOME (LOSS) BEFORE TAXES    (2,062)     (984)      888      (151)      (5)     136       (10)     748    (1,185)     (251)
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
Income taxes                       0         0         0         0        0        0        (1)      16        (1)       16
                             -------   -------   -------   -------   ------   ------    ------   ------   -------   -------
Net income (loss)            $(2,062)  $  (984)  $   888   $  (151)  $   (5)  $  136    $   (9)  $  732   $(1,184)  $  (267)
                             =======   =======   =======   =======   ======   ======    ======   ======   =======   =======
Depreciation and
   amortization              $   142   $   123   $    11   $    10   $   92   $   34    $   41   $   51   $   286   $   218
Assets                       $17,325   $17,088   $14,099   $13,486   $4,034   $2,423    $2,659   $5,946   $38,117   $38,943
Expenditures for
   long-lived assets         $    89   $   106   $     0   $    14   $    1   $   13    $    9   $   95   $    99   $   228

13.  SHAREHOLDERS' EQUITY

     WARRANTS TO PURCHASE COMMON STOCK

     In connection with the private placement of the Company's common stock in March 2004, the Company issued to several accredited investors warrants to purchase 120,000 shares of the Company's common stock at $15.60 per share. The warrants are currently exercisable and expire in March 2009.

14.  RELATED-PARTY TRANSACTIONS

     The Company and a member of the Company's Board of Directors are founding and equal members of OTM. OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through December 31, 2006, Escalon had invested $256,000 in OTM. As of December 31, 2006, Escalon owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months, at which time the members each have the right to sell their membership interest back to OTM at fair market value. The Company provides administrative support functions to OTM. From inception through December 31, 2006, OTM had revenue of approximately $24,000 and incurred expenses of approximately $293,000. This investment is accounted for under the equity method of accounting and is included in other assets.

     Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard DePiano, Jr. (son of the Chief Executive Officer ("CEO")) is General Counsel to the Company, Mr. DePiano's salary plus bonus for the six-month periods ended December 31,

2006 and 2005 were $123,583 and $111,346, respectively. Caryn Lindsey (daughter-in-law of the CEO) acted as a consultant and employee for the Company in 2005. For the six-month periods ended December 31, 2006 and 2005 Ms. Lindsey received consulting fees and salary of $0 and $87,243, respectively.

15.  INTRALASE SHARES

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

     On July 8, 2005, Company sold an additional 58,535 shares of IntraLase common stock at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,336. The net proceeds from the sale were recorded in other income and expense. The Company's remaining 3,000 shares of IntraLase at December 31, 2006 are classified as available-for-sale securities and had a market value of $59,130.

     On January 8, 2007, Intralase announced that it had accepted a cash tender offer of 100% of Intralase shares outstanding at a price per share of $25. The transaction is expected to be completed during the second calendar quarter of 2007.

16.  OTHER MARKETING AND LICENSE AGREEMENTS

     On October 11, 2005 the Company signed a non-exclusive co-marketing agreement with privately held Anka, a provider of web-based connectivity solutions for the ophthalmic physician. Anka's connectivity solutions are used in major eye healthcare centers and provide seamless integration of data from various clinical modalities commonly used in eye healthcare settings. The co-marketing agreement has enable Escalon to jointly market its existing digital imaging hardware and MRP's digital imaging hardware with Anka's connectivity solutions. By integrating the sales and marketing efforts, the alliance should provide economies of operation and a greater market reach. In connection with the co-marketing agreement, Company extended a $300,000 loan in October 2005 and an additional loan of $100,000 in January 2006, pursuant to demand notes, to Anka. Under the terms of these notes, repayment is due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the notes. The loan was paid in full in April 2006.

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

EXECUTIVE OVERVIEW - SIX-MONTH PERIOD ENDED DECEMBER 31, 2006

     The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

     - Revenue decreased approximately .2% during the six-month period ended December, 31, 2006 as compared to the same period last fiscal year. The decrease is primarily related to decreases in the Drew and Vascular business units. Revenue at Drew and Vascular decreased 23.6% and 10.9%, respectively, during the six-month period ended December 31, 2006 when compared to the same period last fiscal year. These decreases were offset by strong sales in the Company's Sonomed and Medical/Trek/EMI business units. Sales at Sonomed and Medical/Trek/EMI increased approximately 32.2% and 80.0%, respectively, during the six-month period ended December 31, 2006 compared to the same period last fiscal year.

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

     - Other revenue increased approximately $93,143 or 8.2% during the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase is attributable to increased royalties received from the IntraLase License Agreement.

     - Cost of goods sold as a percentage of product revenue decreased slightly to approximately 55.3% of revenues during the six-month period ended December 31, 2006, as compared to approximately 56% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the three-month period ended December 31, 2006, remained steady at approximately 50.0% of product revenue.

     - Operating expenses decreased approximately 1.9% during the six-month period ended December 31, 2006 as compared to the same period in the prior fiscal year. The decrease was due to a significant decrease in legal fees related to the IntraLase litigation, offset by an increase in research and development related to Drew.

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

     Through December 31, 2006, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005

     The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three and six-month periods ended December 31, 2006 and 2005. Table amounts are in thousands:

                    THREE MONTH PERIOD ENDED       SIX MONTH PERIOD ENDED
                          DECEMBER 31,                  DECEMBER 31,
                   --------------------------   ----------------------------
                    2006     2005    % CHANGE     2006      2005    % CHANGE
                   ------   ------   --------   -------   -------   --------
PRODUCT REVENUE:
Drew               $2,717   $3,490    -22.2%    $ 5,502   $ 7,201    -23.6%
Sonomed             2,732    2,003     36.4%      5,025     3,801     32.2%
Vascular              796      886    -10.2%      1,613     1,810    -10.9%
Medical/Trek/EMI      789      467     69.0%      1,437       797     80.3%
                   ------   ------    -----     -------   -------    -----
TOTAL              $7,034   $6,846      2.8%    $13,577   $13,609     -0.2%
                   ======   ======    =====     =======   =======    =====

     Product revenue increased approximately $188,000 or 2.8%, to $7,034,000 for the three-month period ended December 31, 2006 as compared to the same period last fiscal year.

     In the Drew business unit, product revenue decreased $773,000, or 22.2%, as compared to the same period last fiscal year. The decrease is primarily due to the aging of Drew's product line and delays in bringing its new products to market. Drew anticipates that sales will continue to decline until the new products become available for sale later in the fiscal year. Drew anticipates that it will release two new products for sale in the fourth quarter of the current fiscal year.

     Product revenue increased $729,000, or 36.4%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales, both domestically and internationally, of the Company's new VuMax II ultrasound systems along with continued demand for Sonomed's existing product line.

     Product revenue decreased $90,000, or 10.2%, to $796,000 in the Vascular business unit during the three-month period ended December 31, 2006, as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily caused by a decrease in direct sales to end users by the Company's domestic sales team. The Company also saw a decrease in revenue from the Company's domestic distributor network. In addition, anticipated sales in Europe and Latin America did not materialize due to price point pressures on Vascular's product offering.

     In the Medical/Trek/EMI business unit, product revenue increased $322,000 or 69%, to $789,000 during the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to sales of digital imaging systems from the newly acquired MRP division. MRP was acquired in January 2006.

     Product revenue decreased approximately $32,000 or 0.2%, to $13,577,000 during the six-month period ended December 31, 2006 as compared to the same period last fiscal year.

     In the Drew business unit, product revenue decreased $1,699,000 or 23.6% as compared to the same period last fiscal year. As in previous periods, the decrease in product revenue is attributable to the aging of Drew's instrument product line. Due to Drew's installed base of instruments, reagent sales have not declined significantly during the period. Drew anticipates that its instrument sales will continue to decline until the introduction of its new family of instruments becomes available for sale. Drew anticipates that it will release two new products for sale in fourth quarter of the current fiscal year.

     In the Sonomed business unit, product revenue increased $1,224,000 or 32.2% as compared to the same period last fiscal year The increase in product revenue was primarily caused by the introduction of the Company's new VuMax II scan ultrasound systems. The market acceptance and sales of the VuMax II are complemented by continuing demand for Sonomed's existing product line.

     In the Vascular business unit, revenue decreased $197,000, or 10.9%, to $1,613,000 during the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily caused by a decrease in direct sales to end users by the Company's domestic sales team. The Company also saw a decrease in revenue from the Company's domestic distributor network. In addition, anticipated sales in Europe and Latin America did not materialize do to price point pressures on Vascular's product offering.

     In the Medical/Trek/EMI business unit, product revenue increased $640,000 or 80.3%, to $1,437,000 during the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to the acquisition of the MRP division in January 2006, which complemented continued revenues from Trek's OEM revenue from Bausch & Lomb and EMI sales of digital imaging systems.

     Other revenue increased by approximately $139,000, or 29.9%, to $603,000 during the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase is primarily due to increased royalties received from the IntraLase royalty agreement. The Drew division continues to receive royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew. These royalties have remained steady at approximately $62,000 per quarter. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

     Other revenue increased by approximately $93,000, or 8.2%, to $1,227,000 during the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase is primarily due to an increase in royalties from the IntraLase royalty agreement, offset by the elimination of royalties received from Bausch & Lomb in connection with their sales of Silicone Oil. The Company's contract with Bausch & Lomb called for the calculation of Silicone Oil revenue to be received by the Company of 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company will receive no future royalties under this agreement.

     The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three and six-month periods ended December 31, 2006 and 2005. Table amounts are in thousands:

                             THREE-MONTH PERIOD                 SIX-MONTH PERIOD
                              ENDED DECEMBER 31,               ENDED DECEMBER 31,
                      -------------------------------   -------------------------------
                       2006      %      2005      %      2006      %      2005      %
                      ------   -----   ------   -----   ------   -----   ------   -----
COST OF GOODS SOLD:
Drew                  $1,922   70.7%   $2,236   64.1%   $3,681   66.9%   $4,469   62.1%
Sonomed                1,220   44.7%    1,013   50.6%    2,407   47.9%    1,989   52.3%
Vascular                 305   38.3%      347   39.2%      618   38.3%      658   36.4%
Medical/Trek/EMI         432   54.8%      287   61.5%      803   55.9%      512   64.2%
                      ------   ----    ------   ----    ------   ----    ------   ----
TOTAL                 $3,879   55.2%   $3,883   56.7%   $7,509   55.3%   $7,628   56.1%
                      ======   ====    ======   ====    ======   ====    ======   ====

     Cost of goods sold totaled approximately $3,879,000, or 55.2% of product revenue, for the three-month period ended December 31, 2006, as compared to $3,883,000 or 56.7% of product revenue for the same period last fiscal year.

     Cost of goods sold in the Drew business unit totaled $1,922,000 or 70.7% of product revenue for the three-month period ended December 31, 2006 as compared to $2,236,000 or 64.0% of product revenue for the same period last fiscal year. The decrease in cost of goods sold of 314,000 or 14.0% as compared to the same period last fiscal year is attributed to decreased sales of 23.6% during the period ended December 31, 2006. Cost of sales did not decrease the same percentage as revenue due to the product mix of sales and the continued deterioration of gross margins on Drew's aging instrument product offering.

     Cost of goods sold in the Sonomed business unit totaled $1,220,000 or 44.7% of product revenue for the three-month period ended December 31, 2006 as compared to $1,013,000 or 50.6% of product revenue for the same period last fiscal year. The $207,000 increase is directly related to the increase in product sales for the period ended December 31, 2006 over the same period last fiscal year. The improved gross margin of 6% is related to the sale of higher margin VuMax II's during the current period.

     Cost of goods sold in the Vascular business unit totaled $305,000, or 38.3% of product revenue, for the three-month period ended December 31, 2006 as compared to $347,000, or 39.2% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold of $42,000 or 12% was a like decrease in product revenue for the period.

     Cost of goods sold in the Medical/Trek/EMI business unit totaled $432,000, or 54.8% of product revenue, during the three-month period ended December 31, 2006 as compared to $287,000, or 61.5% of product revenue, during the same period last fiscal year. The increase in cost of goods sold of $145,000 is related to the new sales of digital imaging systems made by the MRP division which was acquired in January 2006.

     Cost of goods sold totaled approximately $7,509,000 or 55.3% of product revenue, for the six-month period ended December 31, 2006, as compared to $7,628,000 or 56.1% of product revenue for the same period last fiscal year.

     Cost of goods sold in the Drew business unit totaled $3,681,000 or 66.9% of product revenue for the six-month period ended December 31, 2006 as compared to $4,469,000 or 62.1% of product revenue for the same period last fiscal year. The decrease in cost of goods sold of 788,000 or 17.6% as compared to the same period last fiscal year is attributed to decreased sales of 23.6% during the six-month period ended December 31, 2006. Cost of sales did not decrease the same percentage as revenue do to the product mix of sales and the continued deterioration of gross margins on Drew's aging instrument product offering.

     Cost of goods sold in the Sonomed business unit totaled $2,407,000 or 47.9% of product revenue for the six-month period ended December 31, 2006 as compared to $1,989,000 or 52.3% of product revenue for the same period last fiscal year. The primary reason for the increase of $418,000 or 21.0% is due to increased sales during the period. The sales of the new VuMax II during the period increased gross margin from 47.7% in the last fiscal period to 52.1% for the six-month period ended December 31, 2006.

     Cost of goods sold in the Vascular business unit totaled $618,000, or 38.3% of product revenue, for the six-month period ended December 31, 2006 as compared to $658,000, or 36.4% of product revenue for the same period last fiscal year. The primary factor affecting the decrease in cost of goods sold of $40,000 or 6% was a decrease in product sales during the period of 11%. Gross margins for the period were 61.7% as compared to 63.6 percent for the same period last fiscal year.

     Cost of goods sold in the Medical/Trek/EMI business unit totaled $803,000 or 55.9% of product revenue, for the six-month period ended December 31, 2006 as compared to $512,000 or 64.2% of product revenue, during the same period last fiscal year. The increase in cost of goods sold of $291,000 is related to the new sales of digital imaging systems made by the MRP, which was acquired in January 2006.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three and six-month periods ended December 31, 2006 and 2005. Table amounts are in thousands:

                                          THREE-MONTH PERIOD ENDED     SIX-MONTH PERIOD ENDED
                                                DECEMBER 31,               DECEMBER 31,
                                         --------------------------   --------------------------
                                          2006     2005    % CHANGE    2006     2005    % CHANGE
                                         ------   ------   --------   ------   ------   --------
MARKETING, GENERAL AND ADMINISTRATIVE:
Drew                                     $1,277   $1,608    -20.6%    $2,659   $3,006    -11.5%
Sonomed                                     762      614     24.1%     1,569    1,630     -3.7%
Vascular                                    410      435     -5.8%       942      945     -0.3%
Medical/Trek/EMI                            696    1,171    -51.2%     1,531    1,531     -8.1%
                                         ------   ------    -----     ------   ------    -----
TOTAL                                    $3,145   $3,828    -17.8%    $6,701   $7,112     -5.8%
                                         ======   ======    =====     ======   ======    =====

     Marketing, general and administrative expenses decreased $807,000 or 36.9%, to $3,145,000 during the three-month period ended December 31, 2006 as compared to the same period last fiscal year.

     Marketing, general and administrative expenses in the Drew business unit decreased $331,000, or 20.6%, to $1,277,000 for the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The decrease is primarily due to decreased personnel, travel, facility and other costs related to the cost reduction plan previously announced and implemented during the first quarter of the current fiscal year. The full affect of the cost reduction plan is anticipated to be realized during the second half of this fiscal year.

     Marketing, general and administrative expenses in the Sonomed business unit increased $148,000 or 24.1%, to $762,000 for the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase is due to marketing and sales salaries, commissions and other personnel-related expenses, including amounts paid to independent agents utilized primarily in Europe, as well as, meeting and trade show expenses, travel and lodging, and advertising related to the introduction of the VuMax II and continued support for Sonomed's existing product line.

     Marketing, general and administrative expenses in the Vascular business unit decreased $25,000 or 5.8%, to $410,000 for the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The decrease was due to reduced travel and marketing expenses during the period.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit decreased $475,000 or 40.6%, to $696,000 for the three-month period ended December 31, 2006 as compared to the same period last fiscal year. This decrease was directly due to a large decrease in legal fees related to the IntraLase royalty dispute. Escalon and IntraLase sought a continuance of the trial scheduled for January 4, 2007 which was granted by the court.

     Marketing, general and administrative expenses decreased $535,000 or 7.5%, to $6,577,000 for the six-month period ended December 31, 2006 as compared to the same period last fiscal year.

     Marketing, general and administrative expenses in the Drew business unit decreased $347,000 or 11.5%, to $2,659,000 for the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The decrease is primarily due to decreased personnel, travel, facility and other costs related to the cost reduction plan previously announced and implemented during the first quarter of the current fiscal year. The majority of the $347,000 cost savings were realized during the quarter ended December 31, 2006. The full affect of the cost reduction plan is anticipated to be realized during the second half of this fiscal year.

     Marketing, general and administrative expenses in the Sonomed business unit decreased $61,000 or 3.7%, to $1,569,000 for the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The decrease is due to the following non recurring items which occurred in the same period last fiscal year. Rent and utilities expense increased due to the relocation of Sonomed's facility and the corresponding new lease entered into during fiscal 2005. Legal expenses increased primarily due fees incurred to resolve a dispute with a supplier and fees related to researching intellectual property ownership issues for intellectual property currently being evaluated for licensing for use in potential new products.

     Marketing, general and administrative expenses in the Vascular business unit decreased an immaterial $3,000 or 0.3%, to $942,000 for the six-month period ended December 31, 2006 as compared to the same period last fiscal year.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit remained constant at $1,531,000 for the six-month period ended December 31, 2006 as compared to the same period last fiscal year. Decreased legal fees related to the IntraLase litigation primarily occurring in the current quarter. Escalon and IntraLase sought a continuance of the trial scheduled for January 4, 2007 which was granted by the court. These savings were offset in the six-month period by expenses related to operations of the new MRP acquisition.

     Research and development expenses increased $419,000 or 63.3%, to $1,081,000 during the three-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase in research and development was primarily related to the development efforts at the Drew division. Drew incurred $300,000 in development costs related to the outsourcing of elements of its new Trilogy product. In addition, Drew incurred increased personnel and consulting fees related to the development of the DS360 project. Drew anticipates that these products will be completed in the fourth quarter of fiscal 2007.

     Research and development expenses increased $377,000 or 26.5%, to $1,794,000 during the six-month period ended December 31, 2006 as compared to the same period last fiscal year. The increase in research and development was primarily related to the development efforts at the Drew division. Drew incurred $300,000 in development costs related to the outsourcing of elements of its new Trilogy product. In addition, Drew incurred increased personnel and consulting fees related to the development of the DS360 project. Drew anticipates that these products will be completed in the fourth quarter of fiscal 2007.

     Gain on sale of available for sale securities was approximately $1,157,000 in the six-month period ended December 31, 2005. The decrease was due to the sale of 58,585 shares of IntraLase common stock in July 2005 (see note 15 of the notes to the condensed consolidated financial statements). There were no sales of available for sale securities during the three-month period ended December 31, 2006.

     Escalon recognized a loss of $12,000 and $33,000 related to its investment in OTM during the three-month periods ended December 31, 2006 and 2005, respectively, and $31,000 and $52,000 for the six-month periods ended December 31, 2006 and 2005, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to the condensed consolidated financial statements).

     Interest income was $14,000 and $73,000 for the three-month periods ended December 31, 2006 and 2005, respectively. The decrease was due to lower average cash balances during the current fiscal period.

     Interest income was $59,000 and $78,000 for the six-month periods ended December 31, 2006 and 2005, respectively. The decrease was due to lower average cash balances due during the current fiscal period.

     Interest expense was $6,000 and $9,000 for the three-month periods ended December 31, 2006 and 2005, respectively, and $15,000 and $20,000 for the six-month periods ended December 31, 2006 and 2005, respectively. The decrease reflects the continued reduction of the Company's debt in the normal course of business by $110,000 for the six-month period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended December 31, 2006 are reflected in the following table (in thousands):

                                       DECEMBER 31,    JUNE 30,
                                           2006          2006
                                       ------------   ---------
CURRENT RATIO:
Current assets                           $  14,662    $  14,911
Less: Current liabilities                    4,669        4,295
                                         ---------    ---------
WORKING CAPITAL                          $   9,993    $  10,616
                                         ---------    ---------
CURRENT RATIO                             3.1 TO 1     3.5 TO 1
                                         =========    =========
DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities     $     220    $     233
Long-term debt                                  67          163
                                         ---------    ---------
Total debt                               $     287    $     396
                                         ---------    ---------
Total equity                                32,294       33,100
                                         ---------    ---------
TOTAL CAPITAL                            $  32,581    $  33,496
                                         =========    =========
TOTAL DEBT TO TOTAL CAPITAL                    0.9%         1.2%
                                         =========    =========

     WORKING CAPITAL POSITION

     Working capital decreased approximately $623,000 as of December 31, 2006 and the current ratio decreased to 3.1 to 1 from 3.5 to 1 when compared to June 30, 2006. The decrease in working capital was caused primarily by the loss from operations of approximately $1,060,000 and cash used to fund fixed asset additions of approximately $61,000. Partially offsetting these uses of working capital were proceeds of approximately $141,000 realized by the Company for the exercise of employee stock options.

     CASH USED IN OPERATING ACTIVITIES

     During the six-month periods ended December 31, 2006 and 2005, the Company used approximately $1,689,000 and $1,452,000 of cash for operating activities. The net increase in cash used for operating activities of approximately $237,000 for the six-month period ended December 31, 2006 as compared to the same period in the prior fiscal year is due primarily to the following factors:

     The Company had a net loss of $1,084,000 and experienced net cash out flows from increases in accounts receivable and inventory of approximately $645,000 and $1,149,000, respectively. These cash out flows were partially offset by an increase in accounts payable of $700,000 and non-cash expenditures on depreciation and amortization of $282,000. In the prior fiscal period the cash used in operating activities of $1,452,000 was related to net loss in the prior year of $267,000 and by a gain on sale of marketable securities in the amount of $1,157,000.

     CASH FLOWS PROVIDED BY (USED IN) INVESTING AND FINANCING ACTIVITIES

     Cash flows used in investing activities of $61,000 is related to fixed asset purchases during the six-month period ended December 31, 2006. The decrease in cash flows from investing activities from the prior fiscal period was $810,000. The change relates primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities. (See note 15 of the notes to the condensed consolidated financial statements.) Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions and for distribution rights of approximately $408,000.

     Cash flows provided by financing activities were approximately $32,000 during the six-month period ended December 31, 2006. During the period, the Company made scheduled long-term debt repayments of approximately $108,000 and received $141,000 from the exercise of stock options during the period.

     DEBT HISTORY

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of December 31, 2006 was $220,000. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of December 31, 2006 was $67,000.

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

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     Escalon was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2006 and 2005.

     The following table presents the Company's contractual obligations as of December 31, 2006 (interest is not included in the table as it is immaterial):

                                           LESS THAN                            MORE THAN
                                TOTAL       1 YEAR      1-3 YEARS   3-5 YEARS    5 YEARS
                             ----------   ----------   ----------   ---------   ---------
Long-term debt               $  286,931   $  220,037   $   66,894    $      0       $0
Operating lease agreements    2,323,367      792,436    1,105,807     425,124        0
                             ----------   ----------   ----------    --------      ---
TOTAL                        $2,610,298   $1,012,473   $1,172,701    $425,124       $0
                             ==========   ==========   ==========    ========      ===

     SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and has acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of December 31, 2006, the Company has loaned approximately $13,200,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of December 31, 2006 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt. (See note 8 of the notes to the condensed consolidated financial statements for further information regarding the Company's debt obligations.)

                              2006          2007
                            --------   --------------
Texas Mezzanine Fund Note   $148,817    $     95,239
   Interest rate               10.25%   Prime Plus 4%
Symbiotics, Inc. Note       $ 91,663    $          0
   Interest rate                5.00%           5.00%
                            --------    ------------
TOTAL                       $240,480    $     95,239
                            ========    ============

EXCHANGE RATE RISK

     Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2006 and 2005, Drew recorded approximately $829,900 and $1,316,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the six-month periods ended December 31, 2006 and 2005, Drew recorded approximately $1,546,900 and $2,159,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended December 31, 2006 and 2005, Drew incurred approximately $1,157,000 and $1,364,000, respectively, of expense denominated in United Kingdom Pounds. During the six-month periods ended December 31, 2006 and 2005, Drew recorded approximately $2,143,000 and $2,429,000 respectively, of expense denominated in United Kingdom Pounds and Euros, respectively. The Company's Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.

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

     Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive

Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B) INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on December 28, 2006. The following matters were acted upon:

     The following persons were elected as Class I directors of the Company, each for a term of three years and until their successors are elected and qualified.

Nominees for Director      For      Against   Withheld
---------------------   ---------   -------   --------
Anthony J. Coppola      4,879,579      0       328,917
William L.G. Kwan       4,878,684      0       329,812

    Continuing as Directors after the Annual Meeting of Shareholders are Richard J. DePiano, Jay L. Federman, M.D., Fred G. Choate, and Lisa A. Napolitano.

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

                                        ESCALON MEDICAL CORP.
                                        (Registrant)


Date:  February 14, 2007                By: /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief
                                            Executive Officer


Date:  February 14, 2007                By: /s/ Robert O'Connor
                                            ------------------------------------
                                            Robert O'Connor
                                            Chief Financial Officer