Form 10-Q
period 2007-03-31
ESCALON MEDICAL CORP
filed 2007-05-15
CIK 862668

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

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,370,657 shares of common stock, $0.001 par value, outstanding as of May 8, 2007.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I. Financial Statements

   Item 1. Condensed Consolidated Financial Statements (unaudited)             2

           Condensed Consolidated Balance Sheets as of March 31, 2007
           (Unaudited) and June 30, 2006                                       2

           Condensed Consolidated Statements of Income for the three- and
           nine-month periods ended March 31, 2007 and 2006 (Unaudited)        3

           Condensed Consolidated Statements of Cash Flows for the
           nine-month periods ended March 31, 2007 and 2006 (Unaudited)        4

           Condensed Consolidated Statement of Shareholders' Equity for the
           nine-month periods ended March 31, 2007 and 2006 (Unaudited)        5

           Condensed Consolidated Statement of Other Comprehensive Income
           (Loss) for the nine-month periods ended March 31, 2007 and
           2006 (Unaudited)                                                    6

           Notes to the Condensed Consolidated Financial Statements            7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results Operations                                             13

   Item 3. Quantitive and Qualitative Disclosures about Market Risk           24

   Item 4. Controls and Procedures                                            25

Part II. Other Information

   Item 1. Legal Proceedings                                                  26

   Item 1A Risk Factors                                                       26

   Item 6. Exhibits                                                           26

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ESCALON MEDICAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31,      JUNE 30,
                                                     2007           2006
                                                 ------------   ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                     $  9,548,207   $  3,379,710
   Available for sale securities                       75,000         50,220
   Accounts receivable, net                         4,198,133      3,996,243
   Inventory, net                                   8,301,816      7,122,916
   Other current assets                               267,171        362,160
                                                 ------------   ------------
      TOTAL CURRENT ASSETS                         22,390,327     14,911,249
                                                 ------------   ------------
Furniture and equipment, net                          912,024        969,956
Goodwill                                           21,072,260     21,072,260
Trademarks and trade names, net                       620,106        620,106
Patents, net                                          240,498        313,702
Covenant not to compete and customer list, net        351,023        420,073
Other assets                                          142,709        337,421
                                                 ------------   ------------
   TOTAL ASSETS                                  $ 45,728,947   $ 38,644,767
                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $    198,966   $    232,837
   Accounts payable                                 1,707,663      1,558,501
   Accrued expenses                                 2,089,556      2,503,771
                                                 ------------   ------------
      TOTAL CURRENT LIABILITIES                     3,996,185      4,295,109
                                                 ------------   ------------
Long-term debt, net of current portion                 14,113        162,551
Accrued post-retirement benefits                    1,087,000      1,087,000
                                                 ------------   ------------
   TOTAL LIABILITIES                                5,097,298      5,544,660
                                                 ------------   ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000
   share authorized; 6,386,857 and 6,344,657
   issued and outstanding at March 31, 2007
   and June 30, 2006, respectively                      6,387          6,345
Common stock warrants                               1,601,346      1,601,346
Additional paid-in capital                         66,006,248     65,699,370
Retained earnings                                 (27,035,185)   (34,122,427)
Accumulated other comprehensive (loss) income          52,853        (84,527)
                                                 ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                      40,631,649     33,100,107
                                                 ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 45,728,947   $ 38,644,767
                                                 ============   ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                   ----------------------------   ---------------------------
                                                         2007         2006             2007          2006
                                                     -----------   ----------      -----------   -----------
NET REVENUES:
Product revenue                                      $ 6,900,461   $7,286,704      $20,477,907   $20,895,553
Other revenue                                          9,658,299      553,054       10,885,753     1,687,365
                                                     -----------   ----------      -----------   -----------
REVENUES, NET                                         16,558,760    7,839,758       31,363,660    22,582,918
                                                     -----------   ----------      -----------   -----------
COSTS AND EXPENSES:
   Cost of goods sold                                  4,036,285    4,382,268       11,544,879    12,010,652
   Research and development                              843,858      717,920        2,638,413     2,135,950
   Marketing, general and administrative               3,361,582    3,283,722       10,062,093    10,395,612
                                                     -----------   ----------      -----------   -----------
      TOTAL COSTS AND EXPENSES                         8,241,725    8,383,910       24,245,385    24,542,214
                                                     -----------   ----------      -----------   -----------
INCOME (LOSS) FROM OPERATIONS                          8,317,035     (544,152)       7,118,275    (1,959,296)
                                                     -----------   ----------      -----------   -----------
OTHER (EXPENSE) AND INCOME:
   Gain on sale of available for sale securities               0            0                0     1,157,336
   Equity in Ocular Telehealth Management, LLC           (25,191)     (18,508)         (55,889)      (69,972)
   Interest income                                        54,451       33,974          113,385       111,698
   Interest expense                                       (8,676)     (27,515)         (23,615)      (47,421)
                                                     -----------   ----------      -----------   -----------
      TOTAL OTHER INCOME (EXPENSE)                        20,584      (12,049)          33,881     1,151,641
                                                     -----------   ----------      -----------   -----------
NET INCOME (LOSS) BEFORE TAXES                         8,337,619     (556,201)       7,152,156      (807,655)
                                                     -----------   ----------      -----------   -----------
Provision for income taxes                                66,157       20,024           64,914        36,024
                                                     -----------   ----------      -----------   -----------
NET INCOME (LOSS)                                    $ 8,271,462   $ (576,225)     $ 7,087,242   $  (843,679)
                                                     ===========   ==========      ===========   ===========
BASIC NET INCOME (LOSS) PER SHARE                    $      1.30   $    (0.09)     $      1.11   $     (0.14)
                                                     ===========   ==========      ===========   ===========
DILUTED NET INCOME (LOSS) PER SHARE                  $      1.29   $    (0.09)     $      1.10   $     (0.14)
                                                     ===========   ==========      ===========   ===========
WEIGHTED AVERAGE SHARES - BASIC                        6,378,757    6,255,665        6,363,251     6,091,938
                                                     ===========   ==========      ===========   ===========
WEIGHTED AVERAGE SHARES - DILUTED                      6,435,106    6,255,665        6,421,321     6,091,938
                                                     ===========   ==========      ===========   ===========

            See notes to condensed consolidated financial statements.

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED MARCH 31,
                                                                          ---------------------------
                                                                               2007          2006
                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $ 7,087,242   $  (843,679)
Adjustments to reconcile net (loss) income to net cash (used in)
   operating activities:
   Depreciation and amortization                                               418,916       338,829
   Gain on sale of available for sale securities                                     0    (1,157,336)
   Loss on Ocular Telehealth Management, LLC                                    55,889        69,972
   Change in operating assets and liabilities:
      Accounts receivable, net                                                (536,633)     (428,051)
      Inventory, net                                                        (1,129,712)     (795,026)
      Other current and long-term assets                                       285,723        38,087
      Accounts payable, accrued and other liabilities                          164,270        24,281
                                                                           -----------   -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                             6,345,695    (2,752,923)
                                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of MRP                                                                   0       (47,060)
   Proceeds from the sale of available for sale securities                           0     1,157,336
   Purchase of distribution rights                                                   0      (181,856)
   Purchase of fixed assets                                                   (196,180)     (295,027)
                                                                           -----------   -----------
      NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                     (196,180)      633,393
                                                                           -----------   -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on term loans                                           (182,309)     (153,451)
   Issuance of common stock - stock options                                    157,779       296,254
                                                                           -----------   -----------
         NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                   (24,530)      142,803
                                                                           -----------   -----------
         Effect of exchange rate changes on cash and cash equivalents           43,512        15,382
                                                                           -----------   -----------
         NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         6,168,497    (1,961,345)
                                                                           -----------   -----------
Cash and cash equivalents, beginning of period                               3,379,710     5,115,772
                                                                           -----------   -----------
Cash and cash equivalents, end of period                                   $ 9,548,207   $ 3,154,427
                                                                           ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                              $    23,615   $    47,121
                                                                           ===========   ===========
Income taxes (refund) paid                                                 $   (98,412)  $    43,460
                                                                           ===========   ===========
Issuance of common stock for MRP acquisition                               $        --   $ 1,427,500
                                                                           ===========   ===========
(Decrease)/increase in unrealized appreciation on available for sale
   securities                                                              $    24,780   $(1,137,717)
                                                                           ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2007
                                   (UNAUDITED)

                                                                                                   ACCUMULATED
                                      COMMON STOCK        COMMON      ADDITIONAL                      OTHER           TOTAL
                                   ------------------      STOCK       PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT    WARRANTS      CAPITAL        DEFICIT     INCOME (LOSS)       EQUITY
                                   ---------   ------   ----------   -----------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2006           6,344,657   $6,345   $1,601,346   $65,699,370   $(34,122,427)    $(84,527)      $33,100,107

Net (loss)                                          0            0             0      7,087,242            0         7,087,242
Refund of income taxes related
   to exercise of stock options                                           98,412                                        98,412
Exercise of stock options             42,200       42            0        84,692              0            0            84,734
   Compensation expense                                                  123,774                                       123,774
Change in unrealized gains on                                                                                                0
   available for sale securities                    0            0             0              0       24,780            24,780
Foreign currency translation                        0            0             0              0      112,600           112,600

                                   ---------   ------   ----------   -----------   ------------     --------       -----------
BALANCE AT MARCH 31, 2007          6,386,857   $6,387   $1,601,346   $66,006,248   $(27,035,185)    $ 52,853       $40,631,649
                                   =========   ======   ==========   ===========   ============     ========       ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                   ----------------------------   ---------------------------
                                         2007         2006            2007          2006
                                      ----------   ---------       ----------   -----------
Net income (loss)                     $8,271,462   $(576,225)      $7,087,242   $  (843,679)
Change in unrealized gains on
   available for sale securities      $   15,870      16,110           24,780    (1,137,716)
Foreign currency translation              (7,764)   (127,340)         112,600      (219,324)
                                      ----------   ---------       ----------   -----------
COMPREHENSIVE INCOME (LOSS)           $8,279,568   $(687,455)      $7,224,622   $(2,200,719)
                                      ==========   =========       ==========   ===========

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

     The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). The FDA and agencies in other jurisdictions require extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

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

2.   STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised
2004), "Share-Based Payments". SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25. SFAS No. 123(R) requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. As a small business issuer as defined in Item 10 of Regulation S-B, the Company was required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

     For the three-month and nine-month periods ended March 31, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations.

Stock-based awards to non-employees were recorded using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

     If the computed fair value of the awards had been amortized to expense over the vesting period of the awards under SFAS No. 123, net income would have been as follows for the period ended:

                                                        THREE         NINE
                                                        MONTHS       MONTHS
                                                        ENDED        ENDED
                                                      MARCH 31,    MARCH 31,
                                                         2006         2006
                                                      ---------   -----------
Net (loss) as reported                                $(576,225)  $  (843,679)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects          (288,848)   (1,077,870)
                                                      ---------   -----------
PRO FORMA NET (LOSS) INCOME                           $(865,073)  $(1,921,549)
                                                      =========   ===========
(LOSS) EARNINGS PER SHARE:
BASIC - AS REPORTED                                   $   (0.09)  $     (0.14)
                                                      =========   ===========
BASIC - PRO FORMA                                     $   (0.14)  $     (0.32)
                                                      =========   ===========
DILUTED - AS REPORTED                                 $   (0.09)  $     (0.14)
                                                      =========   ===========
DILUTED - PRO FORMA                                   $   (0.14)  $     (0.32)
                                                      =========   ===========

     SFAS No. 123 requires the disclosure of pro forma net income had the Company adopted the fair value method in accounting for employee stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock-option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which affect the calculated values. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing method. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the three-month and nine-month periods ended March 31, 2006 were $2.65 and $4.93, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 109% and 251%; risk free interest ranging between 4.5% and 4.6%; and expected life of 10 years. The volatility assumption is based on historical volatility seen in the Company's stock. There is no reason to believe that future volatility will compare to historic volatility.

     As of March 31, 2007, there was $139,986 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. The cost is expected to be recognized over a weighted average period of four years.

     Cash received from share option exercises under stock-based payment plans for the nine months ended March 31, 2007 was $157,779. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

     The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and nine-month periods ended March 31, 2007, $147,808 was recorded as compensation expense.

3.   EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                               THREE MONTHS              NINE MONTHS
                                             ENDED MARCH 31,           ENDED MARCH 31,
                                         -----------------------   -----------------------
                                            2007         2006         2007         2006
                                         ----------   ----------   ----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
   NET INCOME (LOSS)                     $8,271,462   $ (576,225)  $7,087,242   $ (843,679)
                                         ----------   ----------   ----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares     6,378,757    6,255,665    6,363,251    6,091,938
   Effect of dilutive securities:
      Stock options and warrants             56,349            0       58,020            0
      Shares reserved for future
      exchange                                    0            0            0            0
                                         ----------   ----------   ----------   ----------
   DENOMINATOR FOR DILUTED EARNINGS
      PER SHARE - WEIGHTED AVERAGE AND
      ASSUMED CONVERSION                  6,435,106    6,255,665    6,421,321    6,091,938
                                         ----------   ----------   ----------   ----------
BASIC EARNINGS (LOSS) PER SHARE          $     1.30   $    (0.09)  $     1.11   $    (0.14)
                                         ==========   ==========   ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE        $     1.29   $    (0.09)  $     1.10   $    (0.14)
                                         ==========   ==========   ==========   ==========

     The impact of dilutive securities were omitted from the earnings per share calculation in the prior period presented as they would reduce the loss per share (anti-dilutive).

4.   INVENTORY

     Inventory, stated at lower of cost (determined on a first-in, first-out basis) or market, consisted of the following:


                       MARCH 31,     JUNE 30,
                          2007         2006
                      -----------   ----------
                      (UNAUDITED)
Raw materials         $5,405,590    $4,219,836
Work in process          701,713       809,807
Finished goods         2,447,225     2,345,985
                      ----------    ----------
                       8,554,528     7,375,628
                      ----------    ----------
Valuation allowance     (252,712)     (252,712)
                      ----------    ----------
TOTAL INVENTORY       $8,301,816    $7,122,916
                      ----------    ----------

5.   OTHER REVENUE

     For the three-month periods ended March 31, 2007 and 2006, royalties totaled $9,658,000 and $553,000, respectively. For the nine-month periods ended March 31, 2007 and 2006, royalties totaled $10,886,000 and $1,687,000, respectively. These large changes are related to the settlement to the Intralase Corp. ("Intralase") lawsuit which generated a $9,600,000 settlement during the quarter (see footnote 6). As the settlement covers all past and future royalties no additional royalties will be received in subsequent quarters related to the Intralase License Agreement.

6.   LEGAL PROCEEDING

INTRALASE

     In 1997, IntraLase and Escalon entered into an agreement under which IntraLase became the exclusive licensee of certain patents, technology and intellectual property owned by Escalon Medical. This agreement was amended and restated in October 2000. The original and amended license agreement is referred to as the "License Agreement." Disputes arose between the parties culminating in litigation between the parties.

     On February 27, 2007 Escalon entered into an agreement with IntraLase to settle all outstanding disputes and litigation between the parties. Under the settlement agreement, IntraLase made a lump-sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, Escalon transferred to IntraLase it's ownership of all patents and intellectual property formerly licensed to IntraLase by Escalon, and the license agreement was terminated. In addition, the payment from IntraLase satisfies all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to Escalon.

7.   SEGMENTAL INFORMATION

     During the three-month and nine-month periods ended March 31, 2007 and 2006, the Company's operations were classified into four principal reportable segments that provide different products or services.

     Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                    DREW              SONOMED            VASCULAR       MEDICAL/TREK/EMI         TOTAL
                             -----------------   -----------------   ---------------    ----------------   -----------------
                               2007      2006      2007      2006     2007     2006       2007     2006      2007      2006
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
REVENUES, NET:
Product revenue              $ 3,220   $ 3,870   $ 2,183   $ 2,001   $  914   $  893    $   583   $  522   $ 6,900   $ 7,286
Other revenue                     59        84         0         0        0        0      9,600      469     9,659       553
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL REVENUE, NET             3,279     3,954     2,183     2,001      914      893     10,183      991    16,559     7,839
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold             2,131     2,622     1,190       966      351      447        364      348     4,036     4,383
Operating expenses             1,842     1,923       975       839      609      487        779      753     4,205     4,002
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL COSTS AND EXPENSES       3,973     4,545     2,165     1,805      960      934      1,143    1,101     8,241     8,385
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
(LOSS) INCOME FROM
   OPERATIONS                   (694)     (591)       18       196      (46)     (41)     9,040     (110)    8,318      (546)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities             0         0         0         0        0        0          0        0         0         0
Equity in OTM                      0         0         0         0        0        0        (25)     (19)      (25)      (19)
Interest income                    0         0         0         0        0        0         54       34        54        34
Interest expense                  (8)      (26)        0         0        0       (1)         0        0        (8)      (27)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL OTHER (EXPENSE) AND
   INCOME                         (8)      (26)        0         0        0       (1)        29       15        21       (12)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
INCOME (LOSS) BEFORE TAXES      (702)     (617)       18       196      (46)     (42)     9,069      (95)    8,339      (558)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
Income taxes                       0         0        37        14        1        0         28        6        66        20
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
NET INCOME (LOSS)            $  (702)  $  (617)  $   (19)  $   182   $  (47)  $  (42)   $ 9,041   $ (101)  $ 8,273   $  (578)
                             =======   =======   =======   =======   ======   ======    =======   ======   =======   =======
Depreciation and
   amortization              $    86   $    65   $     5   $     6   $  (30)  $   28    $    33   $   23   $    94   $   122
Assets                       $17,562   $17,592   $14,088   $13,802   $3,717   $3,850    $10,362   $4,302   $45,729   $39,546
Expenditures for
   long-lived assets         $    50   $    33   $    15   $     1   $    6   $    0    $   120   $   34   $   191   $    68

               SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS) -
                    NINE MONTHS ENDED MARCH 31, 2007 AND 2006

                                    DREW              SONOMED            VASCULAR       MEDICAL/TREK/EMI         TOTAL
                             -----------------   -----------------   ---------------    ----------------   -----------------
                               2007      2006      2007      2006     2007     2006       2007     2006      2007      2006
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
REVENUES, NET:
Product revenue              $ 8,722   $11,071   $ 7,208   $ 5,802   $2,527   $2,703    $ 2,020   $1,319   $20,477   $20,895
Other revenue                    184       228         0         0        0        0     10,702    1,459    10,886     1,687
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL REVENUE, NET             8,906    11,299     7,208     5,802    2,527    2,703     12,722    2,778    31,363    22,582
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
COSTS AND EXPENSES:
Cost of goods sold             5,812     7,091     3,597     2,955      969    1,105      1,167      860    11,545    12,011
Operating expenses             5,835     5,763     2,705     2,802    1,609    1,503      2,553    2,464    12,702    12,532
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL COSTS AND EXPENSES      11,647    12,854     6,302     5,757    2,578    2,608      3,720    3,324    24,247    24,543
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
(LOSS) INCOME FROM
   OPERATIONS                 (2,741)   (1,555)      906        45      (51)      95      9,002     (546)    7,116    (1,961)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities             0         0         0         0        0        0          0    1,157         0     1,157
Equity in OTM                      0         0         0         0        0        0        (56)     (70)      (56)      (70)
Interest income                    0         0         0         0        0        0        113      112       113       112
Interest expense                 (23)      (46)        0         0        0       (1)         0        0       (23)      (47)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
TOTAL OTHER (EXPENSE) AND
   INCOME                        (23)      (46)        0         0        0       (1)        57    1,199        34     1,152
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
(LOSS) AND INCOME BEFORE
   TAXES                      (2,764)   (1,601)      906        45      (51)      94      9,059      653     7,150      (809)
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
Income taxes                       0         0        37        14        1        0         27       22        65        36
                             -------   -------   -------   -------   ------   ------    -------   ------   -------   -------
NET (LOSS) INCOME            $(2,764)  $(1,601)  $   869   $    31   $  (52)  $   94    $ 9,032   $  631   $ 7,085   $  (845)
                             =======   =======   =======   =======   ======   ======    =======   ======   =======   =======
Depreciation and
   amortization              $   228   $   188   $    16   $    16   $   62   $   62    $    74   $   74   $   380   $   340
Assets                       $17,562   $17,592   $14,088   $13,802   $3,717   $3,850    $10,362   $4,302   $45,729   $39,546
Expenditures for
   long-lived assets         $   139   $   139   $    15   $    15   $    7   $   13    $   129   $  129   $   290   $   296

8.   RELATED-PARTY TRANSACTIONS

     The Company and a member of the Company's Board of Directors are founding and equal members of OTM. OTM is a diagnostic telemedicine company that provides remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial product focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through March 31, 2007, Escalon had invested $271,000 in OTM. As of March 31, 2007, Escalon owned 45% of OTM. The Company provides administrative support functions to OTM. From inception on October 22, 2003 through March 31, 2007, OTM had revenue of approximately $21,400 and incurred expenses of approximately $264,000.

     Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard DePiano, Jr. is the son of the Chief Executive Officer ("CEO") and serves as Chief Operating Officer and General Counsel to the Company. His salary plus bonus for the nine-month periods ended March 31, 2007 and 2006 were $152,000 and $135,115, respectively. Caryn Lindsey, the daughter-in-law of the CEO, acted as a consultant and employee for the Company in 2005. For the nine-month periods ended March 31, 2007 and 2006 Ms. Lindsey received consulting fees and salary of $0 and $68,954, respectively.

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

EXECUTIVE OVERVIEW - NINE-MONTH PERIOD ENDED MARCH 31, 2007

     The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

     - Product revenue decreased approximately 2% during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. The decrease is primarily related to decreases in the Drew and Vascular business units. Revenue at Drew and Vascular decreased 21.2% and 6.5%, respectively, during the nine-month period ended March 31, 2007 when compared to the same period last fiscal year. These decreases were offset by strong sales in the Company's Sonomed and Medical/Trek/EMI business units. Sales at Sonomed and Medical/Trek/EMI increased approximately 24.2% and 53.1%, respectively, during the nine-month period ended March 31, 2007 compared to the same period last fiscal year.

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

          Other revenue increased approximately $9,199,000, or 545.3%, during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase is attributable to increased royalties received from the IntraLase License Agreement as a result of the settlement agreement. Under the settlement agreement, IntraLase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, Escalon transferred to IntraLase its ownership of patents and intellectual property formerly licensed to IntraLase by Escalon, and the License Agreement has terminated. In addition,the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to Escalon.

     - Cost of goods sold as a percentage of product revenue decreased slightly to approximately 58.5% of revenues during the nine-month period ended March 31, 2007, as compared to approximately 60.2% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek/EMI business units during the nine-month period ended March 31, 2007, remained steady at approximately 50.0% of product revenue.

     - Operating expenses decreased approximately 1.9% during the nine-month period ended March 31, 2007 as compared to the same period in the prior fiscal year. The decrease was due to a significant decrease in legal fees related to the IntraLase litigation, offset by an increase in research and development related to Drew.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application for SFAS 142. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net income/(loss) per share are computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

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

     Through March 31, 2007, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

     The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three- and nine-month periods ended March 31, 2007 and 2006. Dollar amounts are in thousands:

                        THREE-MONTH PERIOD ENDED MARCH 31,   NINE-MONTH PERIOD ENDED MARCH 31,
                        ----------------------------------   ---------------------------------
                             2007     2006    % CHANGE            2007      2006    % CHANGE
                            ------   ------   --------          -------   -------   --------
PRODUCT REVENUES, NET
Drew                        $3,220   $3,871    -16.8%           $ 8,722   $11,071    -21.2%
Sonomed                      2,183    2,001      9.1%             7,208     5,802     24.2%
Vascular                       914      893      2.4%             2,527     2,703     -6.5%
Medical/Trek/EMI               583      522     11.7%             2,021     1,320     53.1%
                            ------   ------    -----            -------   -------    -----
TOTAL                       $6,900   $7,287     -5.3%           $20,478   $20,896     -2.0%
                            ======   ======    =====            =======   =======    =====

     Product revenue decreased approximately $387,000, or 5.3%, to $6,900,000 during the three-month period ended March 31, 2007 as compared to the same period last fiscal year.

     In the Drew business unit, product revenue decreased $651,000, or 16.8%, as compared to the same period last fiscal year. The decrease is primarily due to a reduction of approximately $900,000 in international sales of diabetic and hematology instruments. This decrease was partially off set by a significant increase in sales of spare parts. Reagents and controls sales remained constant during the period.

     Product revenue increased $182,000, or 9.1%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was caused by an increase in sales of the Company's EZ AB scan ultrasound systems, primarily into international markets.

     Product revenue increased $21,000, or 2.4%, to $914,000 in the Vascular business unit during the three-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network and a slight decrease in international sales. The Company terminated its relationship with several of its distributors during the prior fiscal year.

     In the Medical/Trek/EMI business unit, product revenue increased $61,000, or 11.7%, to $583,000 during the three-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase of approximately $108,000 in EMI sales of digital imaging systems.

     Product revenue decreased approximately $418,000, or 2.0%, to $20,478,000 during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year.

     In the Drew business unit, product revenue decreased $2,349,000, or 21.2 %, as compared to the same period last fiscal year. As in the three-month period ended March 31, 2007, the decrease is primarily due a reduction in international sales of diabetics and hematology instruments, partially offset by a significant increase in sales of spare parts, with reagents and controls sales remaining flat.

     Product revenue increased $1,406,000, or 24.2%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems, primarily in international markets, as well as continued demand for Sonomed's existing product line.

     Product revenue decreased $176,000, or 6.5%, to $2,527,000 at the Vascular business unit during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily caused by a decrease in revenue from the Company's distributor network and decreased foreign sales. The Company terminated its relationship with several of its distributors during the prior fiscal year.

     In the Medical/Trek/EMI business unit, product revenue increased $701,000, or 53.1%, to $2,021,000 during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase in Medical/Trek/EMI product revenue is primarily due to an increase of approximately $722,000 in EMI sales of digital imaging systems as a result of the January 30, 2006 acquisition of MRP Group, Inc. ("MRP").

     Other revenue increased by approximately $9,106,000 to $9,659,000 during the three-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase is primarily due to a settlement of $9,600,000 with IntraLase. (See note 6 the notes to the condensed consolidated financial statements.)

     Other revenue increased by approximately $9,199,000 to $10,886,000 during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. The increase is primarily due to a settlement of $9,600,000 with IntraLase. (See note 6 of the notes to the condensed consolidated financial statements.)

     The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three- and nine-month periods ended March 31, 2007 and 2006. Dollar amounts are in thousands:

                     THREE-MONTH PERIOD ENDED MARCH 31   NINE-MONTH PERIOD ENDED MARCH 31
                     ---------------------------------   --------------------------------
                             2007           2006                 2007           2006
                         ------------   ------------       -------------   -------------
                           $       %      $       %           $       %       $       %
                         -----   ----   -----   ----       ------   ----   ------   ----
COST OF GOODS SOLD
Drew                     2,131   66.2   2,622   67.7        5,812   66.6    7,091   64.1
Sonomed                  1,190   54.5     965   48.2        3,597   49.9    2,955   50.9
Vascular                   351   38.4     447   50.1          969   38.3    1,105   40.9
Medical/Trek/EMI           364   62.4     348   66.7        1,167   57.7      860   65.2
                         -----   ----   -----   ----       ------   ----   ------   ----
TOTAL                    4,036   58.5   4,382   60.1       11,545   56.4   12,011   57.5
                         =====   ====   =====   ====       ======   ====   ======   ====

     Cost of goods sold totaled approximately $4,036,000, or 58.5% of product revenue, for the three-month period ended March 31, 2007 as compared to $4,382,000, or 60.2% of product revenue, for the same period last fiscal year.

     Cost of goods sold in the Drew business unit totaled $2,131,000, or 66.2% of product revenue, for the three-month period ended March 31, 2007 as compared to $2,622,000, or 67.7% of product revenue, for the same period last fiscal year. The decrease in the cost of goods sold as a percentage of revenue was due to increased sales of high margin spare parts during the current period.

     Cost of goods sold in the Sonomed business unit totaled $1,190,000, or 54.5% of product revenue, for the three-month period ended March 31, 2007 as compared to $965,000, or 48.2% of product revenue, for the same period last fiscal year. The primary reason for the increase as a percentage of revenue was an increase in the percentage of sales during the period that were international sales. The Company historically experiences a lower selling price per unit on its international product sales.

     Cost of goods sold in the Vascular business unit totaled $351,000, or 38.4% of product revenue, for the three-month period ended March 31, 2007 as compared to $447,000, or 50.1% of product revenue, for the same period last fiscal year. The Company experienced a significant decrease in overtime and higher production efficiencies in the current period as compared to the prior period.

     Cost of goods sold in the Medical/Trek/EMI business unit totaled $364,000, or 62.4% of product revenue, during the three-month period ended March 31, 2007 as compared to $348,000, or 66.7% of product revenue, during the same period last fiscal year. The decrease as a percentage of revenues is due primarily to the integration of MRP into the existing EMI product lines and the resultant cost of goods sold for EMI of 49.5% of product revenues as compared to 76.4% of product revenue for the same period last fiscal year.

     Cost of goods sold totaled approximately $11,545,000, or 56.4 % of product revenue, for the nine-month period ended March 31, 2007 as compared to $12,011,000, or 57.5% of product revenue, for the same period last fiscal year.

     Cost of goods sold in the Drew business unit totaled $5,812,000, or 66.6% of product revenue, for the nine-month period ended March 31, 2007 as compared to $7,091,000, or 64.1% of product revenue, for the same period last fiscal year. The increase in Drew's cost of goods sold as a percentage of revenue was due to the product mix during the period, which consisted of lower margin sales of Drew's aging product line combined with higher margin spare part sales.

     Cost of goods sold in the Sonomed business unit remained relatively unchanged over the same period last year, totaling $3,597,000 or 49.9% of product revenue, for the nine-month period ended March 31, 2007 as compared to $2,955,000, or 50.9% of product revenue, for the same period last fiscal year.

     Vascular business unit totaled $969,000, or 38.3% of product revenue, for the nine-month period ended March 31, 2007 as compared to $1,105,000, or 40.9% of product revenue, for the same period last fiscal year. The primary factors affecting the decrease in cost of goods sold as a percentage of product revenue were the increase in direct sales to end users and corresponding decrease in sales through the Company's distributor network, where the Company generally experiences lower price per unit on its products.

     Cost of goods sold in the Medical/Trek/EMI business unit totaled $1,167,000, or 57.7% of product revenue, during the nine-month period ended March 31, 2007 as compared to $860,000, or 65.2% of product revenue, during the same period last fiscal year. The decrease as a percentage of revenues is due primarily to the integration of MRP into the existing EMI product lines and the resultant cost of goods sold for EMI of 45.2% of product revenues as compared to 71.0% of revenues for the same period last fiscal year.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2007 and 2006. Dollar amounts are in thousands:

                                        THREE-MONTH PERIOD ENDED MARCH 31,   NINE-MONTH PERIOD ENDED MARCH 31,
                                        ----------------------------------   ---------------------------------
                                             2007     2006    % CHANGE            2007      2006    % CHANGE
                                            ------   ------   --------          -------   -------   --------
MARKETING, GENERAL AND ADMINISTRATIVE
Drew                                        $1,313   $1,434     -8.4%           $ 3,973   $ 4,440    -10.5%
Sonomed                                        813      784      3.7%             2,382     2,415     -1.4%
Vascular                                       547      411     33.1%             1,489     1,390      7.1%
Medical/Trek/EMI                               689      655      5.2%             2,218     2,151      3.1%
                                            ------   ------     ----            -------   -------    -----
TOTAL                                       $3,362   $3,283      2.4%           $10,062   $10,396     -3.2%
                                            ======   ======     ====            =======   =======    =====

     Marketing, general and administrative expenses increased $78,000, or 2.4%, to $3,362,000 during the three-month period ended March 31, 2007 as compared to the same period last fiscal year.

     Marketing, general and administrative expenses in the Drew business unit decreased $121,000, or 8.4%, to $1,313,000 as compared to the same period last fiscal year. The Drew decrease is primarily due to the realization of previously announced cost reductions initiated during the first quarter of fiscal year 2007.

     Marketing, general and administrative expenses in the Sonomed business unit increased by $29,000, or 3.7%, to $813,000 as compared to the same period last fiscal year. Marketing and sales salaries and travel expenses, related to additional sales personnel, increased by approximately $90,000 as part of the Company's focus on increasing domestic and foreign revenues. During the three-month period ended March 31,2006 the Company incurred advertising expenses of approximately $30,000 related to exhibits and brochures for the Company's Ultrasound Biomicrosopes instrument ("UBM"). Such expenditures were not incurred during the same period this fiscal year.

     Marketing, general and administrative expenses in the Vascular business unit increased $136,000, or 33.1%, to $547,000 as compared to the same period last fiscal year. This increase is made up mainly of increases in salaries and other personnel-related expenses related to supporting a higher volume of business during the current period as compared to the same period in the prior fiscal year.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $34,000, or 5.2%, to $689,000 as compared to the same period last fiscal year. Administrative expenses increased approximately $89,000. Corporate salaries and related expenses increased nearly $41,000, due primarily to the addition of additional accounting personnel. Legal fees increased approximately $35,000, due primarily to expenditures related to finalizing the settlement with IntraLase (see note 6 to the notes to condensed consolidated financial statements). Investor relations and insurance expenditures increased by $57,000 and $18,000, respectively. These increases were partially offset by decreases in outside accounting fees of approximately $56,000. The outside accounting decrease was primarily due to a reduction on Sarbanes-Oxley work in view of the compliance extension for non-accelerated filers such as the Company. Sales and marketing expenses increased $39,000 due primarily to costs related to the trade show booth for the American Academy of Ophthalmology meeting.

     Marketing, general and administrative expenses decreased $334,000, or 3.2%, to $10,062,000 during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year.

     Marketing, general and administrative expenses in the Drew business unit decreased $467,000, or 10.5%, to $3,973,000 as compared to the same period last fiscal year. As in the period ended March 31, 2007, the reduction is primarily due to the realization of cost reductions initiated during the first quarter of fiscal year 2007.

     Marketing, general and administrative expenses in the Sonomed business unit decreased $33,000, or 1.4%, to $2,382,000 as compared to the same period last fiscal year. Marketing and sales salaries and related expenses decreased approximately $74,000 due to the temporary reduction of the in-house sales force. This reduction was partially offset by an increase of approximately $62,000 in amounts paid to independent agents utilized primarily in Europe related to the Company's goal of continuing to increase international revenues. Commissions decreased approximately $56,000 due to increases in direct and distributor sales. Advertising decreased nearly $40,000 due mainly to nonrecurring spending that occurred during 2006 for start-up expenses relating to the Company's new UBM. Legal fees decreased approximately $32,000. This decrease is primarily due to the non-recurrence of fees incurred during 2006 to resolve a dispute with a supplier and fees related to researching intellectual property ownership issues for licensing for use in potential new products.

     Marketing, general and administrative expenses in the Vascular business unit increased $99,000, or 7.1%, to $1,489,000 as compared to the same period last fiscal year. Administrative salaries and related expenses increased nearly $66,000 reallocation of personnel to properly reflect time contributed to Vascular. Sales travel and related expenditures increased approximately $40,000 as part of efforts to increase direct domestic sales while show expenses increased $14,000.

     Marketing, general and administrative expenses in the Medical/Trek/EMI business unit increased $67,000, or 3.1%, to $2,218,000 as compared to the same period last fiscal year. Legal fees increased approximately $180,000, due primarily to expenditures related to finalizing the settlement with IntraLase. See note 6 of the notes to the condensed consolidated financial statements. Accounting fees increased $43,000, mainly due to higher third party consulting fees for tax and temporary services. Amortization expense, related mainly to the MRP acquisition, increased $63,000. Also, the 2007 nine month period includes approximately $125,000 expensed under SFAS No. 123(R) related to options granted to members of the Board of Directors. Offsetting these increases was an increase in corporate allocations to the subsidiaries as well as, decreases in consulting, corporate travel and related expenses, business taxes and exhibit expenses of $34,000, $48,000, $26,000 and $61,000, respectively.

     The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three- and nine-month periods ended March 31, 2007 and 2006. Dollar amounts are in thousands:

                     THREE-MONTH PERIOD          NINE-MONTH PERIOD
                       ENDED MARCH 31,            ENDED MARCH 31,
                   ----------------------   --------------------------
                   2007   2006   % CHANGE    2007     2006    % CHANGE
                   ----   ----   --------   ------   ------   --------
RESEARCH AND DEVELOPMENT

Drew               $529   $489      8.2%    $1,862   $1,323     40.7%
Sonomed             161     54    198.1%       323      387    -16.5%
Vascular             62     42     47.6%       120      113      6.2%
Medical/Trek/EMI     92    133    -30.8%       333      313      6.4%
                   ----   ----    -----     ------   ------    -----
TOTAL              $844   $718     17.5%    $2,638   $2,136     23.5%
                   ====   ====    =====     ======   ======    =====

     Research and development expenses increased $126,000, or 17.5%, to $844,000 during the three-month period ended March 31, 2007 as compared to the same period last fiscal year.

     Research and development expenses related primarily expenses associated with the planned introduction of new and/or enhanced products in the Drew business unit. Research and development expenses in the Drew business unit increased $40,000, or 8.2%, to $529,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries, benefits and consulting fees associated with the development of several new hematology and diabetic instruments.

     Research and development increased approximately $107,000 in the Sonomed business unit due primarily to an increase of nearly $91,000 in consulting fees related to additional UBM improvements.

     Research and development expenses in the Medical/Trek/EMI business unit decreased $41,000 to $92,000 as compared to the same period last fiscal year. Expenditures were reduced by approximately $107,000 due to the realization of cost reductions initiated during the first quarter of fiscal year 2007. This decrease was partially offset by an increase of approximately $67,000 related to expenditures for the development of the Company's new digital ophthalmic platform.

     Research and development expenses increased $502,000, or 23.5%, to $2,638,000 during the nine-month period ended March 31, 2007 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and/or enhanced products in the Drew, Sonomed and EMI business units.

     Research and development expenses in the Drew business unit increased $539,000, or 40.7%, to $1,862,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with the development of several new hematology and diabetic instruments.

     Research and development expenses in the Sonomed business unit decreased $64,000 to $323,000 as compared to the same period last fiscal year. The decrease is primarily due to a reduction of consulting (approximately $38,000) and prototype expenses (approximately $16,000) for development of the Company's new UBM machines completed during 2006.

     Research and development expenses in the Medical/Trek/EMI business unit increased $20,000 to $333,000 as compared to the same period last fiscal year. The increase is primarily due to $196,000 higher expenditures relate to development of the Company's new digital ophthalmic program off set partially by the reduction in corporate expenditures of approximately $165,000 due to the realization of cost reductions initiated during the first quarter of fiscal year 2007.

     Gain on sale of available for sale securities was approximately $1,157,000 in the nine-month period ended March 31, 2006 due to the sale of 58,585 shares of IntraLase common stock in July 2005. There was no similar transaction during the same period of the current fiscal year. There were no sales of available-for-sale securities during the nine-month period ended March 31, 2007.

     The Company recognized a loss of $25,000 and $19,000 related to its investment in OTM during the three-month periods ended March 31, 2007 and 2006, respectively, and $56,000 and $70,000 for the nine-month periods ended March 31, 2007 and 2006, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.

     Interest income was $54,000 and $34,000 for the three-month periods ended March 31, 2007 and 2006, respectively, and 113,000 and $112,000 for the nine-month periods ended March 31, 2007 and 2006, respectively. The increase was due to higher effective yields on investments.

     Interest expense was $9,000 and $28,000 for the three-month periods ended March 31, 2007 and 2006, respectively, and $24,000 and $47,000 for the nine-month periods ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended March 31, 2007 are reflected in the following table (in thousands):

                                       MARCH 31,    JUNE 30,
                                          2007        2006
                                       ---------   ---------
CURRENT RATIO:
Current assets                         $  22,390   $  14,911
Less: Current liabilities                  3,996       4,295
                                       ---------   ---------
WORKING CAPITAL                        $  18,394   $  13,613
                                       =========   =========
CURRENT RATIO                           5.6 TO 1    3.5 TO 1
                                       =========   =========
DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities   $     199   $     233
Long-term debt                                14         163
                                       ---------   ---------
Total debt                             $     213   $     396
                                       ---------   ---------
Total equity                              40,632      33,100
                                       ---------   ---------
TOTAL CAPITAL                          $  40,845   $  33,496
                                       =========   =========
TOTAL DEBT TO TOTAL CAPITAL                  0.5%        1.8%
                                       =========   =========

     WORKING CAPITAL POSITION

     Working capital increased approximately $4,781,000 as of March 31, 2007 and the current ratio increased to 5.6 to 1 from 3.5 to 1 when compared to June 30, 2006. The increase in working capital was primarily related to the settling of the Intralase litigation (see note 6 of the notes to condensed consolidated financial statements).

     CASH USED IN OPERATING ACTIVITIES

     During the nine-month periods ended March 31, 2007 and 2006, the Company generated/(used) approximately $6,346,000 and $(2,753,000) of cash for operating activities, respectively. The net decrease in cash used for operating activities of approximately $9,099,000 for the nine-month period ended March 31, 2007 as compared to the same period in the prior fiscal year is due primarily to the following factors:

     The Company had net income of $7,087,000 and experienced net cash out flows from increases in accounts receivable and inventory of approximately $537,000 and $1,130,000, respectively. These cash out flows were partially offset by an increase in accounts payable of $164,000 and non-cash expenditures on depreciation and amortization of $418,000. In the prior fiscal period the cash used in operating activities of $2,753,000 was related to net loss in the prior year of $844,000 and by a gain on sale of marketable securities in the amount of $1,157,000, along with increases in inventory and accounts receivable of $795,000 and $428,000, respectively, offset by $338,000 in non-cash items.

     CASH FLOWS (USED IN) PROVIDED BY INVESTING AND FINANCING ACTIVITIES

     Cash flows used in investing activities of $215,000 is related to fixed asset purchases during the nine-month period ended March 31, 2007. The decrease in cash flows from investing activities from the prior fiscal period was $848,000. The change relates primarily to the net proceeds of approximately $1,157,000 realized from the sale of a majority of the remaining shares of the IntraLase securities held by the Company as available for sale securities. Partially offsetting the cash realized from the securities sale was cash utilized for fixed asset additions and for distribution rights of approximately $476,000.

     Cash flows used by financing activities were approximately $24,000 during the nine-month period ended March 31, 2007. During the period, the Company made scheduled long-term debt repayments of approximately $182,000 and received $158,000 from the exercise of stock options during the period.

     DEBT HISTORY

     Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes interest at a fixed rate of 8.00%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of March 31, 2007 was $171,000. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00%. The outstanding balance as of March 31, 2007 was $42,000.

     OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any off-balance sheet arrangements during the three- and six-month periods ended March 31, 2007 and 2006.

     The following table presents the Company's contractual obligations as of March 31, 2007 (interest is not included in the table as it is immaterial):

                                           LESS THAN                             MORE THAN
                                TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS     5 YEARS
                             ----------   ----------   ----------   ----------   ---------
Long-term debt               $  213,079    $198,966    $   14,113    $      0        $ 0
Operating lease agreements    2,316,297     785,366     1,105,807     425,124          0
                             ----------    --------    ----------    --------        ---
TOTAL                        $2,529,376    $984,332    $1,119,920    $425,124        $ 0
                             ==========    ========    ==========    ========        ===

     SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

     Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition in 2005, was operating under financial constraints and was undercapitalized. As Drew is integrated into the Company, management has been working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of March 31, 2007, the Company has loaned approximately $13,200,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

     The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of March 31, 2007 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt.

                              2007          2008
                            --------   -------------
Texas Mezzanine Fund Note   $ 99,896   $     71,183
   Interest rate               10.25%  Prime Plus 4%
Symbiotics, Inc. Note       $ 42,000   $          0
   Interest rate                5.00%          5.00%
                            --------   ------------
TOTAL                       $141,896   $     71,183
                            ========   ============

EXCHANGE RATE RISK

     Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars, and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2007 and 2006, Drew recorded approximately $985,000 and $881,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the nine-month periods ended March 31, 2007 and 2006, Drew recorded approximately $2,525,000 and $3,046,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended March 31, 2007 and 2006, Drew incurred approximately $957,000 and $931,000, respectively, of expense denominated in United Kingdom Pounds. During the nine-month periods ended March 31, 2007 and 2006, Drew recorded approximately $3,101,000 and $3,325,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively. The Company's Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.

     The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

ITEM 4. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial and Accounting Officer, has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)  INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See note 6 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

ITEM 1A. RISK FACTORS

     Drew has received notice from the FDA that certain deficiencies were noted during the FDA's recent audit of the Company's United Kingdom facility. Drew has addressed the deficiencies and believes that it has bought the facility into compliance with FDA regulations. Drew is communicating with the FDA concerning its remediation of the deficiencies, however, Drew may face further adverse findings, rulings and fines from the FDA, which may result in the delay or delivery of certain products. Drew has alternative sources for the products manufactured at the Drew United Kingdom facility. In the event of any adverse FDA action the use of Drew's alternative suppliers will have an adverse effect on gross margins.

     There are no other material changes from the risks previously disclosed in our Annual Report on Form 10-KSB for the period ended June 30, 2006.

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

                                        ESCALON MEDICAL CORP.
                                        (Registrant)


Date: May 15, 2007                      By: /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief Executive Officer


Date: May 15, 2007                      By: /s/ Robert O'Connor
                                            ------------------------------------
                                            Robert O'Connor
                                            Chief Financial Officer