Form 10-K
period 2007-06-30
ESCALON MEDICAL CORP
filed 2007-09-28
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007
                         COMMISSION FILE NUMBER 0-20127

                                ----------------

                              ESCALON MEDICAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

          PENNSYLVANIA                            33-0272839
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

               565 E. SWEDESFORD ROAD, SUITE 200, WAYNE, PA 19087
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (610) 688-6830
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001               NASDAQ CAPITAL MARKET
       (TITLE OF CLASS)                      (NAME OF EACH EXCHANGE
                                              ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                ----------------

      Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer  [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 20, 2007, was approximately $25,228,000, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.

      As of September 20, 2007, there were 6,386,857 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from the registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders.

================================================================================

                              ESCALON MEDICAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                          PART I

Item 1.   Business                                                                     1
Item 1A.  Risk Factors                                                                 7
Item 1B.  Unresolved Staff Comments                                                   15
Item 2.   Properties                                                                  15
Item 3.   Legal Proceedings                                                           15
Item 4.   Submission of Matters to a Vote of Security Holders                         16

                                          PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities                                      16
Item 6.   Selected Financial Data                                                     17
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                       19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                  34
Item 8.   Financial Statements and Supplementary Data                                 36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                       67
Item 9A.  Controls and Procedures                                                     67
Item 9B.  Other Information                                                           68

                                          PART III
Item 10.  Directors, Executive Officers and Corporate Governance                      68
Item 11.  Executive Compensation                                                      68
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                                68
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence                                                               68
Item 14.  Principal Accounting Fees and Services                                      68

                                          PART IV
Item 15.  Exhibits, Financial Statement Schedules                                     69

                                     PART 1

ITEM 1.  BUSINESS

COMPANY OVERVIEW

            Escalon Medical Corp. ("Escalon" or the "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI"), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc ("Drew") and its subsidiaries. The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the "FDA"). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.

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

            HEMATOLOGY

            Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew's Excell product lines are for use in the field of human hematology, whereas the Hemavet product line is for use in the veterinary field.

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

            B-SCANS

            The B-Scan is primarily a diagnostic tool that supplies information to physicians where the media within the eye are cloudy or opaque. Whereas physicians normally use light, which cannot pass through such media, the ultrasound beam is capable of passing through the opacity and displaying an image of the internal structures of the eye. Unlike the A-Scan, the B-Scan transducer is not in a fixed position; it swings through a 60 degree sector to provide a two-dimensional image of the eye.

            UBM

            The UBM is a high frequency / high resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre and post-intraocular lense implantation and corneal refractive surgery. The device allows the surgeons to do precise measurements within the anterior chamber of the eye.

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

            PD ACCESS(TM) AND SMARTNEEDLE(TM) MONITORS, NEEDLES AND CATHETER PRODUCTS

            These devices detect blood flow using Doppler ultrasound technology and differentiate between a venous and arterial vessel. The devices utilize a miniature Doppler ultrasound probe that is positioned within the lumen of a vascular access needle. When a Doppler-guided needle pierces the skin of a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful vascular access.

EMI BUSINESS

            EMI markets a CFA (Color/Fluorescein Angiography) digital imaging system, designed specifically for ophthalmology. This diagnostic tool, ideal for use in detecting retinal problems in diabetic and elderly patients, provides a high-resolution image, far superior to conventional film in image quality, processing and capture. The instant image display provides users with the necessary clinical information that allows treatment to be performed while the patient is still in the physician's office. On January 30, 2006 EMI acquired substantially all of the assets of MRP Group, Inc. ("MRP") in exchange for 250,000 shares of the Company's common stock and approximately $47,000 in cash. The MRP business consists of ophthalmic technology solutions offering two retinal imaging systems. Approximately 200 of these systems have been installed at leading medical and retinal care centers. The operating results of MRP are included as part of the EMI business unit as of January 30, 2006.

            MEDICAL/TREK BUSINESS

            Medical/Trek manufactures and distributes the following ophthalmic surgical products under the Company's and/or Trek Medical Product's names. Vitreoretinal ophthalmic surgeons primarily utilize these products.

                  ISPAN INTRAOCULAR GASES

            The Company distributes two intraocular gas products C3F8 and SF6, which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement with Scott Medical Products ("Scott"), the Company distributes packages of Scott gases in canisters containing up to 25 grams of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.

            VISCOUS FLUID TRANSFER SYSTEMS

            The Company markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of Silicone Oil during surgery. Silicon Oil refers to Adatosil(R) 5000 Silicone Oil, whose license of distribution rights were sold to Bausch & Lomb Surgical, Inc. Pursuant to that agreement, the Company has not received any revenue from Silicon Oil since August 2005.

            FIBER OPTIC LIGHT SOURCES

            Light source and fiber optic products are widely used by vitreoretinal surgeons during surgery. The Company offers surgeons a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.

            RESEARCH AND DEVELOPMENT

            The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities. The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company's Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $3,461,000, $2,828,000 and $1,893,000, respectively.

            MANUFACTURING AND DISTRIBUTION

            The Company leases an aggregate of approximately 39,600 square feet of space at its facilities in Texas, Connecticut and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company's medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company's Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities. See Business Conditions in Management's Discussion and Analysis of Financial Condition of Results of Operations for additional information.

            The Company leases approximately 11,200 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company also leases approximately 2,500 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. The Company's ophthalmic surgical products and vascular access products are distributed from the Company's Wisconsin facility.

            The Company designs, develops and services its ultrasound ophthalmic products at its approximately 12,200 square foot facility in Lake Success, New York. The Company has achieved ISO9001 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification ("CE") for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.

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

            Drew received a warning letter from the FDA in April, 2007 that certain deficiencies were noted during the FDA's audit of the Company's United Kingdom facility. Drew has addressed the deficiencies and has brought the facility into compliance with FDA regulations. As such, the FDA notified Drew in June 2007 that the warning letter was removed.

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

            The Medical/Trek and EMI business units sell their ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company's Wisconsin and Massachusetts facilities. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The EMI product line is sold through internal sales employees and independent sales representatives in the United States.

                  SERVICE AND SUPPORT

            The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, vascular access products and EMI devices. Sonomed's products are serviced at the Company's New York facility. Drew's products are serviced at its Connecticut facility.

                  THIRD PARTY REIMBURSEMENT

            It is expected that physicians and hospitals will purchase certain of the Company's products and that they in turn will bill various third party payors for health care services provided to their patients using these products. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third party payors may deny reimbursement if they determine that a procedure performed using any one of the Company's products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.

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

            With respect to the Company's ultrafast laser technology, licensed to Intralase Corp. "Intralase", 16 patents have been issued in the United States and 11 overseas. In 1997, Intralase and Escalon entered into an agreement under which Intralase became the exclusive licensee of these patents, technology and intellectual property owned by the Company. This agreement was amended and restated in

October 2000. The original and amended license agreement is referred to as the "License Agreement." Disputes arose between the parties culminating in litigation between the parties. On February 27, 2007, the Company settled all outstanding disputes and litigation with Intralase pursuant to which the Company transferred to Intralase its ownership of all patents and intellectual property formally licensed to Intralase and the license agreement was terminated. See
Item 3. Legal Proceedings for additional information.

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

            While in the aggregate the Company's patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company's ability to generate revenues are the following:


      - The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark was renewed on November 25, 2006.

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

                  COMPETITION

            There are numerous direct and indirect competitors of the Company in the United States and abroad. These competitors include ophthalmic-oriented companies that market a broad portfolio of products including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company's competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to, Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.

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

            Sonomed's principal competitors are Alcon Laboratories, Inc, Quantel, Inc. and Accutome, Inc. Management believes that Sonomed is in a market leadership position. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped Sonomed build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. Sonomed seeks to preserve its position in the market through continued product enhancement. Various competitors offering similar products at a lower price could threaten Sonomed's market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company's market position. This equipment can be used instead of ultrasound equipment in most, but not all, patients. Such equipment, however, is more expensive.

            The Medical/Trek and EMI businesses sell a broad range of ophthalmic surgical and diagnostic products. The more significant products are ISPAN(R) gases and delivery systems. Medical/Trek and EMI also manufacture various ophthalmic surgical products for major ophthalmic companies to be sold under their names. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service. There are a variety of other devices that directly compete with the camera back marketed by EMI.

            The Vascular access product line is comprised of disposable devices, and currently Vascular has no direct competition. However, a significantly higher priced non-disposable device that facilitates vascular access is currently being marketed. Vascular produces the only device that can be accommodated within a standard needle for assisting medical practitioners in gaining access to a vessel in the human vascular system. There are no similar devices on the market that enable medical practitioners to gain access using their normal procedures. The only similar product utilizes a separate ultrasound monitor, but no disposables are utilized. When using the competing device, medical practitioners need to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company's vascular product is that the retail price is substantially greater than the cost of a traditional needle.

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

                HUMAN RESOURCES

            As of June 30, 2007, the Company employed 167 full-time employees and 12 part-time employees. 80 of the Company's employees are employed in manufacturing, 37 are employed in general and administrative positions, 40 are employed in sales and marketing and 22 are employed in research and development. Escalon's employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

            Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," "would," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

            FORM 10-K

            The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this annual report and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company's ability to implement the Company's business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved.

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

            In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company's financial results may differ from the investment community's expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may not be able to effect any such acquisitions or alliances. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of the Company's combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, the Company's successful integration of the entity depends on a variety of factors, including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company's attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and has continued to negatively impact the Company's financial results. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew's market position. The Company loaned approximately $16 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company's consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company's results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company's growth.

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

      - General economic conditions and other external factors such as energy costs.

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

                  THE COMPANY'S COST SAVING INITIATIVES MAY NOT BE EFFECTIVE.

                  The Company has implemented cost-saving initiatives that may not be effective in returning the Company to profitability. If these initiatives are insufficient, additional measures may be necessary.

            FAILURE OF THE MARKET TO ACCEPT THE COMPANY'S PRODUCTS COULD ADVERSELY IMPACT THE COMPANY'S BUSINESS AND FINANCIAL CONDITION.

            The Company's business and financial condition will depend in part upon the market acceptance of the Company's products. The Company's products may not achieve market acceptance. Market acceptance depends on a number of factors including:

      -     The price of the products;

      - The continued receipt of regulatory approvals for multiple indications;

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

            THE COMPANY'S PRODUCTS EMPLOY PROPRIETARY TECHNOLOGY, AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

            The Company holds several United States and foreign patents for the Company's products. Other parties, however, hold patents relating to similar products and technologies. If patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, the court or agency could deem them to cover one or more aspects of the Company's products or procedures. Any claims for patent infringements or claims by the Company for patent enforcement would consume time, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. The Company may become subject to one or more claims for patent infringement. The Company may not prevail in any such action, and the Company's patents may not afford protection against competitors with similar technology.

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

       THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH UNITED STATES GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL POSITION AND OPERATING RESULTS.

       The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company's goodwill and other intangible assets, pursuant to Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company's financial position and operating results.

            On an on-going basis, the Company evaluate its estimates, including, among others, those relating to:

      -     product returns,

      -     allowances for doubtful accounts,

      -     inventories and related reserves,

      -     intangible assets and Goodwill,

      -     income and other tax accruals,

      -     deferred tax asset valuation allowances,

      -     discounts and allowances,

      -     warranty obligations, and

      -     contingencies and litigation.

            The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's assumptions and estimates may, however, prove to have been incorrect and the Company's actual results may differ from these estimates under different assumptions or conditions. While the Company believes the assumptions and estimates it makes are reasonable, any changes to the Company's assumptions or estimates, or any actual results which differ from the Company's assumptions or estimates, could have a material adverse effect on the Company's financial position and operating results.

            THE COMPANY WILL BE EXPOSED TO RISKS RELATING TO EVALUATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

            The Company anticipates spending a substantial amount of management time and resources to comply with changing laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and regulations promulgated by the SEC.

            Under the current and proposed rules and regulations of the SEC, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files our Annual Report on Form 10-K for the Company's fiscal year ending June 30, 2008, as long as the Company continues to meet the definition of a non-accelerated filer. In the Company's Annual Report on Form 10-K for the year ending June 30, 2008, the Company's management will be required to provide an assessment as to the effectiveness of the Company's internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the SEC. In the Company's Annual Report on Form 10-K for the year ending June 30, 2008 and for each fiscal year thereafter, the Company's management will be required to provide an assessment as to the effectiveness of the Company's internal control over financial reporting and the Company's independent registered public accounting firm will be required to provide an attestation as to the Company's management's assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays in completing our obligations and receiving an unqualified report on the Company's internal control over financial reporting by our independent registered public accounting firm.

      While the Company believes that it will be able to timely meet the Company's obligations under Section 404 and that the Company's management will be able to certify as to the effectiveness of the Company's internal control over financial reporting, there is no assurance that the Company will do so. If the Company is unable to timely comply with Section 404, the Company's management is unable to certify as to the effectiveness of the Company's internal control over financial reporting or the Company's independent registered public accounting firm is unable to attest to that certification, the price of the Company's common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that the Company's independent registered public accounting firm will advise the Company that they have identified significant deficiencies and/or material weaknesses, which may also adversely affect the price of our common stock.

SUBSTANTIALLY ALL OF OUR CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES ARE HELD AT A SINGLE FINANCIAL INSTITUTION.

      Substantially all of the Company's cash and cash equivalents and short-term marketable securities are presently held at one national financial institution. Accordingly, the Company is subject to credit risk if this financial institution is unable to repay the balance in the account or deliver the Company's securities or if the financial institution should become bankrupt or otherwise insolvent. Any of the above events could have a material and adverse effect on the Company's business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

            The Company does not believe there are any unresolved SEC staff comments.

ITEM 2. PROPERTIES

            The Company currently leases an aggregate of approximately 61,800 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Drew has an administrative office and manufacturing facility in Barrow-in-Furness, United Kingdom, an administrative office and manufacturing facility in Dallas, Texas, and a manufacturing facility in Oxford, Connecticut.
(iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Vascular has a manufacturing facility in New Berlin, Wisconsin. The corporate offices in Pennsylvania cover approximately 7,100 square feet and expire in April 2008. The facility in the United Kingdom covers approximately 8,000 square feet whose lease expires in September 2009. The facility in Texas covers approximately 20,000 whose lease expires in March 2014. The Connecticut facility lease covers approximately 3,300 square feet and expires in January 2008. The New York facility leases covering approximately 12,200 square feet, expires in October 2011. The Wisconsin lease, covering approximately 11,200 square feet of space expires in July 2015. Annual rent under all of the Company's lease arrangements was approximately $866,000.

ITEM 3. LEGAL PROCEEDINGS

                  INTRALASE CORP.

            In 1997, Intralase and the Company entered into an agreement under which Intralase became the exclusive licensee of certain patents, technology and intellectual property owned by the Company. This agreement was amended and restated in October 2000. The original and amended license agreement is referred to as the "License Agreement." Disputes arose between the parties culminating in litigation between the parties.

            On February 27, 2007, the Company entered into an agreement with Intralase to settle all outstanding disputes and litigation between the parties. Under the settlement agreement, Intralase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase by the Company, and the license agreement was terminated. In addition, the settlement payment from Intralase is deemed satisfaction for all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.

                  INSTITUTE OF CHILD HEALTH

            Drew entered into a license agreement with the Institute of Child Health ("ICH") on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was obligated to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew had failed to remit certain moneys due under the license agreement and has sought an accounting to determine such amount due.

            Both parties continue to amicably negotiate a mutually agreeable solution to this matter. Drew does not believe that the ultimate disposition of this issue will have a material effect on the Company's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

            The Company's common stock trades on the NASDAQ Capital Market under the symbol "ESMC." The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ Capital Market.

                                    HIGH     LOW
                                   ------   ------
FISCAL YEAR ENDED JUNE 30, 2007

Quarter ended September 30, 2006   $ 5.19   $ 4.06
Quarter ended December 31, 2006    $ 4.19   $ 2.35
Quarter ended March 31, 2007       $ 4.38   $ 2.55
Quarter ended June 30, 2007        $ 4.53   $ 3.75

FISCAL YEAR ENDED JUNE 30, 2006

Quarter ended September 30, 2005   $ 9.08   $ 5.71
Quarter ended December 31, 2005    $ 5.85   $ 4.54
Quarter ended March 31, 2006       $ 5.99   $ 4.59
Quarter ended June 30, 2006        $ 5.34   $ 4.40

            As of September 20, 2007, there were 4,333 holders of record of the Company's common stock. On September 20, 2007 the closing price of the Company's Common Stock as reported by the NASDAQ Capital Market was $6.40 per share.

            Escalon has never declared or paid a cash dividend on its common stock and presently intends to retain any future earnings to finance future growth and working capital needs.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 7 and the financial statements and related notes to consolidated financial statements thereto included herein in Item 8.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
SELECTED FINANCIAL DATA-STATEMENT OF OPERATION

                                                                FOR THE YEARS ENDED JUNE 30,
                                                     2007       2006        2005       2004       2003
                                                   --------   ---------   --------   --------   --------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
NET REVENUES:
Product revenue                                    $ 27,893   $  27,544   $ 23,864   $ 12,348   $ 11,191
Other revenue                                        10,945       2,247      3,060      2,373      2,175
                                                   --------   ---------   --------   --------   --------
REVENUES, NET                                        38,838      29,791     26,924     14,721     13,366
                                                   --------   ---------   --------   --------   --------

COSTS AND EXPENSES:
   Cost of goods sold                                15,771      16,004     13,158      5,476      4,896
   Marketing, general and administrative             13,806      13,995     12,556      5,206        780
   Research and development                           3,461       2,828      1,893        776      5,034
   Write-down of license and distribution rights          0           0          0          0        196
                                                   --------   ---------   --------   --------   --------
     TOTAL COSTS AND EXPENSES                        33,039      32,827     27,607     11,458     10,906
                                                   --------   ---------   --------   --------   --------
(LOSS) INCOME FROM OPERATIONS                         5,799      (3,036)      (683)     3,263      2,460
                                                   --------   ---------   --------   --------   --------

OTHER (EXPENSE) AND INCOME:
   Gain on sale of available for sale securities         75       1,157      3,412          0          0
   Equity in Ocular Telehealth Management, LLC         (88)       (174)       (64)          0          0
   Interest income                                      208         162         69         59          3
   Interest expense                                     (29)        (64)       (55)      (407)      (638)
                                                   --------   ---------   --------   --------   --------
     TOTAL OTHER (EXPENSE) AND INCOME                   166       1,082      3,362       (348)      (635)
                                                   --------   ---------   --------   --------   --------
NET (LOSS) INCOME BEFORE TAXES                        5,965     (1,955)      2,679      2,915      1,825
                                                   --------   ---------   --------   --------   --------
Provision for income taxes                               51          31        232        173        112
                                                   --------   ---------   --------   --------   --------
NET (LOSS) INCOME                                  $  5,914   $ (1,986)   $  2,447   $  2,742   $  1,713
                                                   ========   ========    ========   ========   ========

BASIC NET (LOSS) INCOME PER SHARE                  $   0.96   $  (0.32)   $   0.42   $   0.70   $   0.51
                                                   ========   ========    ========   ========   ========

DILUTED NET (LOSS) INCOME PER SHARE                $   0.93   $  (0.32)   $   0.39   $   0.64   $   0.48
                                                   ========   ========    ========   ========   ========

WEIGHTED AVERAGE SHARES - BASIC USED IN
   PER SHARE CALCULATION                              6,152       6,152      5,832      3,897      3,365
                                                   ========   ========    ========   ========   ========

WEIGHTED AVERAGE SHARES - DILUTED USED IN
   PER SHARE CALCULATION                              6,361       6,152      6,231      4,304      3,573
                                                   ========   ========    ========   ========   ========

ESCALON MEDICAL CORP. AND SUBIDIARIES
SELECTED FINANCIAL DATA-BALANCE SHEET

                                                                    AT JUNE 30,
                                              2007         2006         2005        2004        2003
                                           ----------   ----------   ----------   ---------   ---------
                                                            (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                  $    8,879   $    3,380   $    5,116   $  12,602   $     298
Working capital                                17,238       10,616       13,613      13,966         889
Total assets                                   45,017       38,645       40,049      29,457      16,890
Long-term debt, net of current portion              0          163          392       2,396       4,080
Total liabilities                               5,612        5,545        5,530       5,996       7,951
Accumulated deficit                           (28,208)     (34,122)     (32,136)    (34,585)    (37,326)
Total shareholders' equity                     39,406       33,100       34,519      23,461       8,939

No cash dividends were paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under "Risk Factors" included in Part IA of this Form 10-K.

            The Company operates primarily in five reportable business segments:
Drew, Sonomed, Vascular, Medical/Trek and EMI.

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

            EMI manufactures and markets digital camera systems for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 - Description of Business.

              EXECUTIVE OVERVIEW - FISCAL YEARS ENDED JUNE 30, 2007 AND 2006

            The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

      - Product revenue increased approximately 0.6% during fiscal year ended June 30, 2007 as compared to the prior fiscal year. The increase is primarily related to strong sales in the Company's Sonomed and EMI business units which increased approximately 27.0% and 241.9%, respectively, offset by sales decreases in the Drew and Vascular business units of 18.4% and

            4.8%, respectively. Sales in the Medical/Trek business units increased approximately 0.8% when compared to the prior fiscal year.

      - During July 2005, the Company sold 58,555 shares of Intralase common stock that had originally been received by the Company in connection with the license of its laser properties to Intralase in 1997. The shares were sold at $19.8226 per share and yielded net proceeds of $1,157,336 after the payment of brokers' commissions and other fees. During 2007, Intralase accepted a $25 per share tender offer for all its outstanding shares. The Company received $75,000 for its remaining holdings in Intralase of 3,000 shares. The net proceeds for each of the transactions were recorded as other income.

      - Other revenue increased approximately $8,698,000 or 387.1% during the fiscal year ended June 30, 2007 as compared to the prior fiscal year. The increase is due primarily to the $9,600,000 settlement reached with Intralase on February 27, 2007 as described in Item 3 above.

      - Cost of goods sold as a percentage of product revenue decreased to approximately 56.5% of revenues during the fiscal year ended June 30, 2007, as compared to approximately 58.1% of product revenue for the prior fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. Cost of goods sold in the Drew business unit was approximately 66.1% of product revenue during the fiscal year ended June 30, 2007 as compared to approximately 64.7% in the prior fiscal year. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business units during fiscal year ended June 30, 2007 decreased to approximately 49.7% of product revenue from approximately 51.0% in the prior fiscal year.

      - Operating expenses increased approximately 0.8% during the fiscal year ended June 30, 2007 as compared to the prior fiscal year. The modest increase was due to increased research and development costs of $606,000, primarily at Drew, offset by a decrease in selling, general and administrative costs of $467,000 primarily due to the realization of savings related to the cost reduction plan implemented in the first quarter of fiscal year 2007.

      RESULTS OF OPERATIONS

            FISCAL YEARS ENDED JUNE 30, 2007 AND 2006

            The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                      FISCAL YEARS ENDED JUNE 30,
                   ---------------------------------
                     2007        2006      % CHANGE
                   --------    --------    ---------
PRODUCT REVENUE:

Drew               $ 11,627    $ 14,253        -18.4%
Sonomed               9,823       7,737         27.0%
Vascular              3,467       3,640         -4.8%
EMI                   1,484         434        241.9%
Medical/Trek          1,492       1,480          0.8%
                   --------    --------    ---------
TOTAL              $ 27,893    $ 27,544          1.3%
                   --------    --------    ---------

            Consolidated product revenue increased approximately $349,000, or 1.3%, to $27,893,000 during the year ended June 30, 2007 as compared to the last fiscal year.

            In the Drew business unit, product revenue decreased $2,626,000, or 18.4% as compared to last fiscal year. The decrease is primarily due to the non-renewal of two OEM agreements and the continued delay in the introduction of Drew's new line of products in fiscal 2007. In July 2007, Drew received 510(k) clearance from the FDA to market the new TRILOGY Analyzer. TRILOGY, a multifunction analyzer used in determination of analytes in body fluids, is an open system intended for clinical use in a professional setting for use with various chemistry assays. Drew anticipates receiving approval on its new D3 Analyzer in the second quarter of fiscal 2008 which will provide two upgraded instruments for sale in fiscal 2008. Additionally, Drew anticipates submitting its new DS-360 Analyzer for FDA approval in the second half of fiscal 2008.

            Product revenue increased $2,086,000, or 27.0%, to $9,823,000 in the Sonomed business unit as compared to the last fiscal year. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems as well as increased sales of the new VuMax high frequency systems and an overall increase in export sales.

            Product revenue decreased $173,000, or 4.8%, to $3,467,000, at the Vascular business unit during the year ended June 30, 2007 as compared to last fiscal year. The decrease was primarily caused by a decrease in revenues from Company's distributor network due to the termination of its relationship with several distributors during 2006 and 2005. This decrease was partially offset by an increase in direct sales to end users by the Company's domestic sales team. The Company continues to replace the territories of the terminated distributors with direct sales efforts.

            Product revenue increased $1,050,000 or 241.9% in the EMI business unit when compared to the last fiscal year. This increase is attributable to the increase in sales of the digital imaging systems from the January 2006 MRP acquisition. The EMI product offering continues to expand and has seen significant market acceptance during the year ended June 30, 2007.

            In the Medical/Trek business unit, product revenue increased $12,000 or 0.8% to $1,492,000 during the year ended June 30, 2007 as compared to the last fiscal year.

            The following table presents consolidated other revenue by reportable business unit for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                       FISCAL YEARS ENDED JUNE 30,
                   ---------------------------------
                     2007        2006      % CHANGE
                   --------    --------    ---------
OTHER REVENUE:

Drew               $    243    $    283        -14.1%
Sonomed                   0           0          0.0%
Vascular                  0           0          0.0%
EMI                       0           0          0.0%
Medical/Trek         10,702       1,964        444.9%

                   --------    --------    ---------
TOTAL              $ 10,945    $  2,247        387.1%
                   --------    --------    ---------

            Consolidated other revenue increased by approximately $8,698,000, or 387.1%, to $10,945,000 during the fiscal year ended June 30, 2007 as compared to the prior fiscal year. The increase is primarily due to the $9,600,000 settlement reached with Intralase on February 27, 2007. Under the settlement agreement, Intralase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of patents and intellectual property formerly licensed to Intralase by the Company, and the License Agreement was terminated. In addition, the payment from Intralase satisfied all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.

            Other revenue from the prior year of $1,964,000 and the amount in the current year in excess of the $9,600,000 Intralase settlement of $1,102,000 are related to royalties received from Intralase license agreement received prior to the settlement and royalties received by Drew related to the Bio-Rad license agreement.

            The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                           FISCAL YEARS ENDED JUNE 30,
                   ---------------------------------------------
                     2007          %         2006           %
                   --------    --------    ----------    -------
COST OF GOODS SOLD:

Drew               $  7,681        66.1%   $    9,225        64.7%
Sonomed               4,976        50.7%        3,962        51.2%
Vascular              1,393        40.2%        1,535        42.2%
EMI                     711        47.9%          290        66.8%
Medical/Trek          1,011        67.8%          992        67.0%
                   --------    --------    ----------    --------
TOTAL              $ 15,772        56.5%   $   16,004        58.1%
                   --------    --------    ----------    --------


            Consolidated cost of goods sold totaled approximately $15,772,000, or 56.5% of product revenue, for the fiscal year ended June 30, 2007 as compared to $16,004,000 or 58.1 of product revenue, for the prior fiscal year.

            Cost of goods sold in the Drew business unit totaled $7,681,000, or 66.1% of product revenue, for the fiscal year ended June 30, 2007 as compared to $9,225,000, or 64.7% of product revenue, for the prior fiscal year. The increase in the cost of goods sold as a percentage of revenue is due to the margin compression related to the continued aging of Drew's existing product offering. The decrease in instrument gross margins was partially offset by an increase in the sale of higher volume spare parts and continued sales of higher gross margin reagents. This margin compression is expected to continue until Drew's updated product offering comes on line for sale during fiscal 2008.

            Cost of goods sold in the Sonomed business unit totaled $4,976,000, or 50.7% of product revenue, for the fiscal year ended June 30, 2007 as compared to $3,962,000, or 51.2% of product revenue, for prior fiscal year. The primary reason for the decrease as a percentage of product revenue was an increase in the percentage of domestic sales during the period. The Company historically experiences a higher selling price per unit on its domestic product sales.

            Cost of goods sold in the Vascular business unit totaled $1,393,000, or 40.2% of product revenue, for fiscal year ended June 30, 2007 as compared to $1,535,000, or 42.2% of product revenue, for the last fiscal year. The decrease as a percentage of product revenue was due to lower overtime and higher production efficiencies in the current period as compared to the prior year.

            Cost of goods sold in the EMI business unit totaled $711,000, or 47.9% of product revenue, for fiscal year ended June 30, 2007 as compared to $290,000, or 66.8% of product revenue, for the last fiscal year. The significant improvement in gross margins is related to improved production techniques implemented during the year and EMI's ability to drive down the cost of components due to increased purchases made during the year to keep pace with its significant sales growth.

            Cost of goods sold in the Medical/Trek business unit totaled $1,011,000, or 67.8% of product revenue, for the fiscal year ended June 30, 2007 as compared to $992,000, or 67.0% of product revenue, for the last fiscal year.

            The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                                FISCAL YEARS ENDED JUNE 30,
                           -----------------------------------
                             2007         2006       % CHANGE
                           ---------    ---------    ---------
MARKETING, GENERAL AND ADMINISTRATIVE:

Drew                       $   5,475    $   6,006         -8.9%
Sonomed                        1,931        2,098         -8.0%
Vascular                       1,598        1,682         -5.0%
EMI                              480          550        -12.7%
Medical/Trek                   4,323        3,659         18.2%

                           ---------    ---------    ---------
TOTAL                      $  13,807    $  13,995         -1.4%
                           ---------    ---------    ---------

            Consolidated marketing, general and administrative expenses decreased $188,000, or 1.4%, to $13,807,000 during the fiscal year ended June 30, 2007 as compared to the prior fiscal year.

            Marketing, general and administrative expenses in the Drew business unit decreased $531,000, or 8.9%, to $5,475,000 as compared to the same period last fiscal year. The decrease is primarily due to the realization of previously announced cost reductions initiated during the first quarter of the 2007 fiscal year, offset by related charges incurred in consolidating our foot print in the United Kingdom down to one site from three in the previous year, and from increased legal and severance costs. The full effect of our previously announced cost reduction plan is expected to be realized during fiscal 2008.

            Marketing, general and administrative expenses in the Sonomed business unit decreased by $167,000, or 8.0%, to $1,931,000 as compared to the prior fiscal year. The decrease is due primarily to the decreased need, as compared to the prior fiscal year, for travel and advertising expenses related to the introduction and expansion into international markets related to the roll out of Sonomed's new UBM Instrument.

            Marketing, general and administrative expenses in the Vascular business unit decreased $84,000, or 5.0%, to $1,598,000 as compared to the same period last fiscal year. The decrease was due mainly to the discontinuance of the relationship with an under performing European sales consultant and a more efficient approach to domestic sales travel and other marketing related expenses, including printed material and attendance at trade shows.

            Marketing, general and administrative expenses in the EMI business unit decreased $70,000 or 12.7% to $480,000 as compared to last fiscal year. The decrease is primarily related to additional costs incurred in the prior year on printed and other advertising materials.

            The Medical/Trek business unit's marketing, general and administrative expenses increased $664,000 or 18.2% to $4,323,000 as compared to the last fiscal year. The increase was due primarily to $163,000 incurred during this fiscal year under the new SFAS No. 123(R) rules, increased discretionary bonuses of $175,000, increased corporate salaries of approximately $194,000 and increased third party consultants in accounting, valuation services, and information technology of $68,000 and increased insurance costs of $64,000.

            The following table presents consolidated research and development expenses by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                               FISCAL YEARS ENDED JUNE 30,
                           -----------------------------------
                               2007          2006    % CHANGE
                           ---------    ---------    ---------
RESEARCH AND DEVELOPMENT:

Drew                       $   2,355    $   1,734         35.8%
Sonomed                          495          511         -3.1%
Vascular                         172          164          4.9%
EMI                              350           85        311.8%
Medical/Trek                      89          334        -73.4%

                           ---------    ---------    ---------
TOTAL                      $   3,461    $   2,828         22.4%
                           =========    =========    =========

            Consolidated research and development expenses increased $633,000, or 22.4%, to $3,461,000 during the fiscal year ended June 30, 2007 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew and EMI business units.

            Research and development expenses in the Drew business unit increased $621,000, or 35.8%, to $2,355,000. The increase is primarily due to increased employee headcount, consulting and other related product development expenses for Drew's continued research on two new instruments, the Drew DS-360 and the XL2280.

            Research and development expenses in the Sonomed business unit decreased $16,000 to $495,000 as compared to the last fiscal year. The decrease is primarily due to a completion of Sonomed's new UBM instrument in the prior year offset by continued enhancements to Sonomed's existing products.

            Research and development in the EMI business unit increased $265,000 to $350,000 as compared to the last fiscal year. The increase is due to additional employees related to continued development and enhancement of the Company's digital ophthalmic product offerings.

            Research and development in the Medical/Trek business unit decreased $245,000 to $89,000 as compared to the last fiscal year. This decrease is due primarily to the elimination of the corporate research and development department in the first quarter of fiscal 2007 related to the Company's previously announced cost reduction plan.

            Gain on sale of available for sale securities was approximately $75,000 and $1,157,000 during the fiscal years ended June 30, 2007 and 2006, respectively due to the sale of 3,000 shares and 58,585 shares of Intralase common stock during fiscal 2007 and 2006, respectively. The Company has no remaining available for sale securities.

            The Company recognized a loss of approximately $88,000 and $174,000 related to its investment in Ocular Telehealth Management ("OTM") during the fiscal years ended June 30, 2007 and 2006, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to consolidated financial statements.)

            Interest income was $208,000 and $162,000 for the fiscal years ended June 30, 2007 and 2006, respectively. The increase was due to higher cash balances and effective yields on investments.

            Interest expense was $29,000 and $64,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

      RESULTS OF OPERATIONS

            FISCAL YEARS ENDED JUNE 30, 2006 AND 2005

            The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                               FISCAL YEARS ENDED JUNE 30,
                           -----------------------------------
                             2006         2005       % CHANGE
                           ---------    ---------    ---------
PRODUCT REVENUE:

Drew                       $  14,253    $  11,294         26.2%
Sonomed                        7,737        7,663          1.0%
Vascular                       3,640        3,180         14.5%
Medical/Trek/EMI               1,914        1,727         10.8%

                           ---------    ---------    ---------
TOTAL                      $  27,544    $  23,864         15.4%
                           =========    =========    =========

            Consolidated product revenue increased approximately $3,680,000, or 15.4%, to $27,544,000 during the year ended June 30, 2006 as compared to fiscal year 2005.

            In the Drew business unit, product revenue increased $2,959,000, or 26.2% as compared to fiscal year 2005. The increase is primarily due to additional sales in the domestic and international markets of diabetics and hematology instruments. Sales of spare parts and reagents and controls, which are used to operate the instruments, also increased during the period to support the increase in the installed base of the related instruments.

            Product revenue increased $74,000, or 1%, to $7,737,000 in the Sonomed business unit as compared to fiscal year 2005. The increase in product revenue was primarily caused by an increase in sales of the Company's EZ AB scan ultrasound systems and an increase in export sales, which were partially offset by a decrease in domestic sales and in demand for the Company's pachymeter product. The domestic market for pachymeters had previously expanded due to enhanced techniques in glaucoma screening performed by optometrists, who had historically not been users of the pachymeter. Domestic demand for the pachymeter returned to historic levels during the fourth quarter of fiscal 2004 due to market saturation and increased price competition within the marketplace.

            Product revenue increased $460,000, or 14.5%, to $3,640,000, at the Vascular business unit during the year ended June 30, 2006 as compared to fiscal year 2005. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company's domestic sales team. These increases were partially offset by decreases in revenue from the Company's distributor network. The Company terminated its relationship with several of its distributors during fiscal year 2005.

            In the Medical/Trek/EMI business unit, product revenue increased $187,000 or 10.8% to $1,914,000 during the year ended June 30, 2006 as compared to the fiscal year 2005. The increase in Medical/Trek/EMI product revenue is primarily attributed to an increase in the Trek business unit revenue from Bausch & Lomb. Also contributing to the increase was an increase in EMI sales of digital imaging systems from the MRP acquisition. (See note 12 of the notes to consolidated financial statements.)

            Other revenue decreased by approximately $813,000, or 26.5%, to $2,246,000 during the fiscal year ended June 30, 2006 as compared to fiscal year 2005. The decrease is primarily due to an approximately $1,283,000 decrease in royalties received from Bausch & Lomb in connection with its sales of Silicone Oil. The Company's contract with Bausch & Lomb called for annual step-downs in the calculation of Silicone Oil revenue to be received by the Company from 64% from August 13, 2003 to August 12, 2004 to 45% from August 13, 2004 to August 12, 2005. The Company's contract with Bausch & Lomb ended in August 2005, and accordingly, the Company received no royalties after the termination date and will receive no future royalties under this agreement. (See note 11 of the notes to consolidated financial statements for a description of the step-down provisions under the contract with Bausch & Lomb.) Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew increased by approximately $51,000 to $282,508 due to higher sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

            The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                                     FISCAL YEARS ENDED JUNE 30,
                           ----------------------------------------------
                             2006           %          2005           %
                           ---------    ---------    ---------    -------
COST OF GOODS SOLD:

Drew                       $   9,225         64.7%   $   7,554       66.9%
Sonomed                        3,962         51.2%       3,115       40.7%
Vascular                       1,535         42.2%       1,432       45.0%
Medical/Trek/EMI               1,282         67.0%       1,058       61.3%

                           ---------    ---------    ---------    -------
TOTAL                      $  16,004         58.1%   $  13,159       55.1%
                           =========    =========    =========    =======

            Consolidated cost of goods sold totaled approximately $16,004,000, or 58.1% of product revenue, for the fiscal year ended June 30, 2006 as compared to $13,159,000 or 55.1% of product revenue for fiscal year 2005.

            Cost of goods sold in the Drew business unit totaled $9,225,000, or 64.7% of product revenue, for the fiscal year ended June 30, 2006 as compared to $7,554,000, or 66.9% of product revenue, for fiscal year 2005. The decrease in the cost of goods sold as a percentage of revenue was due to a shift in the mix of products sold and a decrease in manufacturing gains experienced in fiscal year 2005. Instrument and OEM sales historically have lower margins than the sales of reagents and controls, which are used to operate the instruments.

            Cost of goods sold in the Sonomed business unit totaled $3,962,000, or 51.2% of product revenue, for the fiscal year ended June 30, 2006 as compared to $3,115,000, or 40.7% of product revenue for fiscal year 2005. The primary reason for the increase was an increase in the percentage of international sales during the period. The Company historically experiences a lower selling price per unit on its international product sales. In addition, the Company experienced a significantly higher margin in the prior year on pachymeters sales due to significant market demand. The demand returned to normal commencing in the fourth quarter of fiscal 2004.

            Cost of goods sold in the Vascular business unit totaled $1,535,000, or 42.2% of product revenue, for fiscal year ended June 30, 2006 as compared to $1,432,000, or 45.0% of product revenue for fiscal year

2005. The Company experienced lower overtime and higher production efficiencies in the current period as compared to fiscal year 2005.

            Cost of goods sold in the Medical/Trek/EMI business unit totaled $1,282,000, or 67% of product revenue, for fiscal year ended June 30, 2006 as compared to $1,058,000, or 61.3% of product revenue for fiscal year 2005. Fluctuations in Medical/Trek/EMI cost of goods sold primarily emanates from product mix, which was primarily controlled by market demand. Further contributing to the increase was the integration of MRP into the existing EMI product lines.

            The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the fiscal years ended June 30, 2006 and 2005. Table amounts are in thousands:

                               FISCAL YEARS ENDED JUNE 30,
                           -----------------------------------
                             2006         2005       % CHANGE
                           ---------    ---------    ---------
MARKETING, GENERAL AND ADMINISTRATIVE:

Drew                       $   6,006    $   4,104         46.3%
Sonomed                        2,098        1,608         30.4%
Vascular                       1,682        1,424         18.1%
Medical/Trek/EMI               4,209        5,420        -22.3%

                           ---------    ---------    ---------
TOTAL                      $  13,995    $  12,556         11.5%
                           ---------    ---------    ---------

            Consolidated marketing, general and administrative expenses increased $1,439,000, or 11.5%, to 13,995,000 during the fiscal year ended June 30, 2006 as compared to fiscal year 2005.

            Marketing, general and administrative expenses in the Drew business unit increased $1,902,000, or 46.4%, to $6,006,000 as compared to fiscal year 2005. The increase is primarily due to higher personnel and advertising costs related to improving the image of the Drew brand with both customers and distributors, improving the product distributor network and expanding the management team, which ultimately helped contribute to the 11.5% increase in product revenue when compared to fiscal year 2005.

            Marketing, general and administrative expenses in the Sonomed business unit increased by $490,000, or 30.5%, to $2,098,000 as compared to fiscal year 2005. The increase is due primarily to increased personnel, travel and advertising and trade show expenses related to the expansion into international markets and the roll out of Sonomed's new UBM Instrument.

            Marketing, general and administrative expenses in the Vascular business unit increased $258,000, or 18.2%, to $1,682,000 as compared to fiscal year 2005. Sales salaries and other personnel-related expenses increased approximately $157,000, travel related expenses for sales personnel increased by approximately $90,000, advertising increased by approximately $9,000 and the expense for customer samples increased by approximately $19,000 when compared to fiscal year 2005. All of the increases were related to supporting a higher volume of business during the current period as compared to fiscal year 2005. Legal expenses increased $49,000 over the prior period due to additional patent applications, planning and review.

            Marketing, general and administrative expenses in the Medical/Trek/EMI business unit decreased $1,211,000 or 22.4% to $4,209,000 as compared to fiscal year 2005. Of the decrease, $1,087,000 is due to a one-time supplemental retirement benefit awarded in June 2005 to the Company's Chairman and CEO (see note 10 to the consolidated financial statements). EMI marketing, general and administrative expenses increased to $560,000 from $222,000 experienced in fiscal year 2005 due mainly to the integration of MRP with the EMI lines, and the joint marketing and integration of the Company's product line with ANKA Systems. Legal expenses were $754,000, a 22,000 increase over fiscal year 2005. The Company expects litigation costs due to Intralase and other matters to continue to impact earnings in the near term.

            Research and development expenses increased $935,000, or 49.4%, to $2,828,000 during the fiscal year ended June 30, 2006 as compared to fiscal year 2005. Drew accounted for $1,734,000 of the $2,828,000 incurred for the year. These funds relate to the continued research on Drew's two new instruments the Drew 360 and the XL22. Approximately $510,000 was incurred during the period by Sonomed as it finalized the development of its new UBM Instrument. The remainder was incurred on various projects by legacy Escalon Companies to continue to enhance and improve their product lines.

                Gain on sale of available for sale securities was approximately $1,157,000 and $3,412,000 for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease was due to the sale of fewer shares of Intralase common stock in July 2005. (See note 15 of the notes to consolidated financial statements.)

            The Company recognized a loss of approximately $174,000 and $64,000 related to its investment in OTM during the fiscal years ended June 30, 2006 and 2005, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 12 of the notes to consolidated financial statements.)

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

LIQUIDITY AND CAPITAL RESOURCES

            The following table presents overall liquidity and capital resources from continuing operations during the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

                                                         JUNE 30,
                                                    2007         2006
                                                 ----------   -----------
CURRENT RATIO:

Current assets                                   $   21,763   $    14,911
Less: Current liabilities                             4,525         4,295
                                                 ----------   -----------
WORKING CAPITAL                                  $   17,238   $    10,616
                                                 ==========   ===========

CURRENT RATIO                                      4.8 TO 1      3.5 TO 1
                                                 ==========   ===========

DEBT TO TOTAL CAPITAL RATIO:

Notes payable and current maturities             $      150   $       233
Long-term debt                                            0           163
                                                 ----------   -----------
Total debt                                       $      150   $       396
                                                 ----------   -----------
Total equity                                         39,406        33,100
                                                 ----------   -----------
TOTAL CAPITAL                                    $   39,556   $    33,496
                                                 ==========   ===========

TOTAL DEBT TO TOTAL CAPITAL                             0.4%          1.2%
                                                 ==========   ===========

             WORKING CAPITAL POSITION

            Working capital increased $6,622,000 as of June 30, 2007 and the current ratio increased to 4.8 to 1 from 3.5 to 1 when compared to June 30, 2006. The increase in working capital was caused primarily by an increase in cash of $5,499,000 from $3,380,000 to $8,879,000 in 2006 and 2007, respectively.
Accounts receivable increased $657,000 from $3,996,000 in 2006 to $4,653,000 in 2007. Overall total current assets increased $6,852,000 from $14,911,000 in 2006 to $21,763,000 in 2007. Total current liabilities which consist of current portion of long term debt, accounts payable and accrued expenses increased $230,000, from $4,295,000 in 2006 to $4,525,000 in 2007.

             CASH PROVIDED BY OR USED IN OPERATING ACTIVITIES

            During fiscal 2007, the Company generated approximately $5,783,000 of cash for operating activities. In fiscal 2006, the Company used approximately $2,605,000 in operating activities. The net increase in cash generated from operating activities of approximately $8,388,000 in fiscal 2007 as compared to fiscal 2006 is due primarily to the following factors:

            Income/loss from operations increased approximately $7,901,000 in fiscal 2007 as compared to fiscal 2006, from $(1,986,000) to $5,915,000 in 2007.
The net income in 2007 was driven by net income in the legacy Escalon companies of approximately $9,585,000 offset by a net loss at our Drew division of approximately $3,670,000. The income in the legacy Escalon companies includes the $9,600,000 settlement reached with Intralase as described in Item 3 above. The loss at Drew was primarily driven by revenue decreases due to the non-renewal of two OEM agreements and the delay in the introduction of several new key products due to development setbacks and increased research and development expenses related to continued research on two new instruments, the DS-360 and the XL2280 and completion of the new Trilogy Analyzer which received FDA approval during July 2007.

             CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

             Cash flows used in investing activities for 2007 were approximately $216,000. This amount is made up of the net proceeds of $75,000 realized on the sale of the remaining Intralase securities held by the Company as available for sale securities, purchases of fixed assets of $260,000 and investment in OTM of $31,000.

            Cash flows generated by investing activities of approximately $783,000 during fiscal 2006 relate primarily to the net proceeds of approximately $1,157,000 realized on the sale of a portion of the Intralase securities held by the Company as available for sale securities. The securities that were sold were originally acquired in connection with the license of intellectual laser properties to Intralase (see note 15 to the consolidated financial statements). Partially offsetting the cash realized on the securities sale were costs related to the purchase of fixed assets during 2006 of $327,000 and costs related to the MRP acquisition of $47,000.

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

             Cash flows used in financing activities in the amount of $62,000 during 2007 relate to repayment of debt of $245,000, offset by the proceeds $183,000 from the issuance of common stock options.

            Cash flows generated in financing activities were approximately $147,000 during the fiscal year ended June 30, 2006. The Company received proceeds of $374,000 from the issuance of common stock upon the exercise of stock options. This was partially offset by repayment of debt of $227,000.

             DEBT HISTORY

            Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of June 30, 2006 and 2005, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance as of June 30, 2007 was $133,534. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00% per annum. The outstanding balance on the Symbiotics as of June 30, 2007 was approximately $16,666.

             OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

            The Company was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2007 and 2006. The following table presents the Company's contractual obligations as of June 30, 2007 (interest is not included in the table as it is not material):

                                              LESS THAN                       3-5         MORE THAN
                                 TOTAL         1 YEAR        1-3 YEARS       YEARS         5 YEARS
                              ------------    ----------    -----------    ----------    ----------
Long-term debt                $    150,200    $  150,200    $         0    $        0    $        0

Operating lease agreements       2,746,091       657,452        968,734       792,819       327,086

                              ------------    ----------    -----------    ----------    ----------
TOTAL                         $  2,896,291    $  807,652    $   968,734    $  792,819    $  327,086
                              ------------    ----------    -----------    ----------    ----------

            FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

            On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew and subsequently acquired the remaining shares during the fiscal year ended June 30, 2005. As of June 30, 2006, the Company has acquired all of the outstanding ordinary shares of Drew. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew's market position. The Company has loaned approximately $16 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. The Company may need to provide further working capital for Drew.

             COMMON STOCK

            The Company's common stock is currently listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, the following requirements must be met:

      - Shareholders' equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations (in the latest fiscal year or two of the last three fiscal years) of $500,000;

      -     500,000 publicly held shares;

      -     $1,000,000 market value of publicly held shares;

      -     A minimum bid price of $1;

      -     300 round lot shareholders;

      -     Two market makers; and

      -     Compliance with corporate governance standards.

            As of June 30, 2007, Escalon complied with these requirements.

             CRITICAL ACCOUNTING POLICIES

            The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of Statement of Accounting Standards ("SFAS') No. 142 "Goodwill and Other Intangible Assets," discussed further in the notes to consolidated financial statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

            Through June 30, 2007, the Company has recorded a full valuation allowance against the Company's net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

      STOCK BASED COMPENSATION

      Effective July 1, 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) ("SFAS 123(R)") "Share-Based Payments". SFAS 123(R) is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25. The Company used the modified prospective transition method and therefore did not have to restate results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award.

      Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

      Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with APB 25.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect this Interpretation will have on the Company's financial position, liquidity and statement of operations, but do not expect the effect to be significant.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company's consolidated financial statements. The Company does not expect the effect to be significant.

      On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R), or FAS 158. FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans. The Company does not any defined benefit plans and therefore the effect of adoption at December 31, 2006 has not had an impact on the Company's financial condition, results of operations or cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in the Current Year Financial Statements," or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. The Company does not expect SAB 108 will have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALIITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

            INTEREST RATE RISK

            The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of June 30, 2007 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt, and were fixed at 5.00% per annum, on the Symbiotics, Inc. term debt. (See note 6 of the notes to consolidated financial statements for further information regarding the Company's debt obligations.)

                                               2007            TOTAL
                                          --------------    -----------
   Texas Mezzanine Fund Note              $      133,534    $  133,534

     Interest rate                          Prime Plus 4%

   Symbiotics, Inc. Note                  $       16,666    $   16,666

     Interest rate                                  5.00%
                                          --------------    -----------
   TOTAL                                  $      150,200    $  150,200

                                          --------------    -----------

      CURRENCY FLUCTUATIONS

      For the years ended June 30, 2007, 2006 and 2005, approximately 12.5%, 12.8% and 14.5%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro and the United Kingdom Pound Sterling resulted in increases of approximately $279,000 in net revenues in 2007 compared to 2006, $37,000 in net revenues in 2006 compared to 2005 and a decrease of approximately $52,000 in net revenues in 2005 compared to 2004.. During the three years ended June 30, 2007, no subsidiary was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net sales and revenues and on loss from continuing operations was not material.

      During 2007, our subsidiary in the United Kingdom generated 12.5% of our net product revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ESCALON MEDICAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          -----
Report of Independent Registered Public Accounting Firm                                   37

Consolidated Balance Sheets at June 30, 2007 and 2006                                     38

Consolidated Statements of Income for the Years Ended June 30, 2007, 2006 and 2005        39

Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2007, 2006
   and 2005                                                                               40

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005    41

Notes to Consolidated Financial Statements                                                42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Escalon Medical Corporation

We have audited the accompanying balance sheets of Escalon Medical Corporation as of June 30, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year periods ended June 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corporation as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

                                             Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania

September 27, 2007

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,      JUNE 30,
                                                                                          2007           2006
                                                                                      ------------   -------------
ASSETS
Current assets:                                                                       $  8,879,462   $   3,379,710
    Available for sale securities                                                                0          50,220
    Accounts receivable, net                                                             4,653,073       3,996,243
    Inventory, net                                                                       7,761,370       7,122,916
    Other current assets                                                                   469,107         362,160
                                                                                      ------------   -------------
          TOTAL CURRENT ASSETS                                                          21,763,012      14,911,249
                                                                                      ------------   -------------
Furniture and equipment, net                                                               873,191         969,956
Goodwill                                                                                21,072,260      21,072,260
Trademarks and trade names                                                                 620,106         620,106
Patents, net                                                                               216,228         313,702
Covenant not to compete and customer list, net                                             326,860         420,073
Other assets                                                                               145,556         337,421
                                                                                      ------------   -------------
    TOTAL ASSETS                                                                      $ 45,017,213   $  38,644,767
                                                                                      ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                 $    150,200   $     232,837
    Accounts payable                                                                     1,626,274       1,558,501
    Accrued expenses                                                                     2,748,133       2,503,771
                                                                                      ------------   -------------
          TOTAL CURRENT LIABILITIES                                                      4,524,607       4,295,109
                                                                                      ------------   -------------
Long-term debt, net of current portion                                                           0         162,551
Accrued post-retirement benefits                                                         1,087,000       1,087,000
                                                                                      ------------   -------------
    TOTAL LIABILITIES                                                                    5,611,607       5,544,660
                                                                                      ------------   -------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 6,386,857 and 6,344,657
   issued and outstanding at June 30, 2007 and June 30, 2006, respectively                   6,387           6,345
Common stock warrants                                                                    1,601,346       1,601,346
Additional paid-in capital                                                              66,045,050      65,699,370
Accumulated (deficit)                                                                  (28,207,824)    (34,122,427)
Accumulated other comprehensive (loss) income                                              (39,353)        (84,527)
                                                                                      ------------   -------------
    TOTAL SHAREHOLDERS' EQUITY                                                          39,405,606      33,100,107
                                                                                      ------------   -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 45,017,213   $  38,644,767
                                                                                      ============   =============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED JUNE 30,                2007           2006           2005
                                                   ------------   ------------   ------------
NET REVENUES:
Product revenue                                    $ 27,892,738   $ 27,543,785   $ 23,864,322
Other revenue                                        10,945,042      2,246,913      3,060,300
                                                   ------------   ------------   ------------
REVENUES, NET                                        38,837,780     29,790,698     26,924,622
                                                   ------------   ------------   ------------

COSTS AND EXPENSES:
    Cost of goods sold                               15,771,254     16,003,904     13,158,061
    Marketing, general and administrative            13,806,399     13,994,788     12,556,374
    Research and development                          3,461,322      2,828,196      1,892,706
                                                   ------------   ------------   ------------
      TOTAL COSTS AND EXPENSES                       33,038,975     32,826,888     27,607,141
                                                   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS                         5,798,805     (3,036,190)      (682,519)
                                                   ------------   ------------   ------------

OTHER (EXPENSE) AND INCOME:
    Gain on sale of available for sale
    securities                                           75,000      1,157,336      3,411,761
    Equity in Ocular Telehealth Management, LLC         (87,852)      (173,844)       (63,613)
    Interest income                                     208,457        161,588         69,262
    Interest expense                                    (28,753)       (63,521)       (55,116)
                                                   ------------   ------------   ------------
      TOTAL OTHER INCOME                                166,852      1,081,559      3,362,294
                                                   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE TAXES                        5,965,657     (1,954,631)     2,679,775
                                                   ------------   ------------   ------------
Provision for income taxes                               51,054         31,309        231,664
                                                   ------------   ------------   ------------
NET INCOME (LOSS)                                  $  5,914,603   $ (1,985,940)  $  2,448,111
                                                   ============   ============   ============

BASIC NET INCOME (LOSS) PER SHARE                  $       0.93   $      (0.32)  $       0.42
                                                   ============   ============   ============

DILUTED NET INCOME (LOSS) PER SHARE                $       0.92   $      (0.32)  $       0.39
                                                   ============   ============   ============

WEIGHTED AVERAGE SHARES - BASIC                       6,374,929      6,152,455      5,831,564
                                                   ============   ============   ============

WEIGHTED AVERAGE SHARES - DILUTED                     6,434,275      6,152,455      6,231,024
                                                   ============   ============   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

                                                                                                          ACCUMULATED
                                               COMMON STOCK       COMMON      ADDITIONAL                     OTHER         TOTAL
                                          --------------------    STOCK        PAID-IN     ACCUMULATED   COMPREHENSIVE SHAREHOLDERS'
                                            SHARES     AMOUNT    WARRANTS      CAPITAL       DEFICIT     INCOME (LOSS)    EQUITY
                                          ---------   --------  ----------   -----------   ------------   -----------   -----------

                                          ---------   --------  ----------   -----------   ------------   -----------   -----------
BALANCE AT JUNE 30, 2005                  5,963,477   $  5,964  $1,601,346   $63,898,190   $(32,136,487)  $ 1,149,836   $34,518,849
Comprehensive Income (Loss):
    Net (loss)                                    0          0           0             0     (1,985,940)            0    (1,985,940)
    Change in unrealized gains on
          available for sale securities           0          0           0             0              0    (1,157,097)   (1,157,097)
    Foreign currency translation                  0          0           0             0              0       (77,266)      (77,266)
                                          ---------   --------  ----------   -----------   ------------   -----------   -----------
TOTAL COMPREHENSIVE INCOME (LOSS)                 0          0           0             0     (1,985,940)   (1,234,363)   (3,220,303)
Exercise of stock options                   131,180        131           0       296,123              0             0       296,254
Income tax benefit from exercise
       of stock options                           0          0           0        77,807              0             0        77,807
Purchase of assets of MRP                   250,000        250           0     1,427,250              0             0     1,427,500
BALANCE AT JUNE 30, 2006                  6,344,657   $  6,345  $1,601,346   $65,699,370   $(34,122,427)  $   (84,527)  $33,100,107
Comprehensive Income:
    Net income                                    0          0           0             0   $  5,914,603             0     5,914,603
    Change in unrealized gains on
          available for sale securities           0          0           0             0              0       (50,220)      (50,220)
    Foreign currency translation                  0          0           0             0              0        95,394        95,394
TOTAL COMPREHENSIVE INCOME
Exercise of stock options                    42,200   $     42           0   $    84,692              0             0        84,734
Compensation expense                              0          0           0   $   162,576              0             0       162,576
Income tax benefit from exercise
       of stock options                           0          0           0   $    98,412              0             0        98,412
                                          ---------   --------  ----------   -----------   ------------   -----------   -----------
BALANCE AT JUNE 30, 2007                  6,386,857      6,387   1,601,346    66,045,050    (28,207,824)      (39,353)   39,405,606
                                          ---------   --------  ----------   -----------   ------------   -----------   -----------

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED JUNE 30,                                              2007           2006           2005
                                                                                    -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 5,914,603   $(1,985,940)  $  2,448,111
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                      590,846       440,952        387,651
     Post retirement benefits                                                                 0             0      1,087,000
     Compensation expense related to stock options                                      162,576             0              0
     Gain on sale of available for sale securities                                      (75,000)   (1,157,336)    (3,411,761)
     Reserve on notes receivable                                                              0       100,000         50,000
     Loss on Ocular Telehealth Management, LLC                                           87,852       173,844         63,613
     Abandonment of leasehold improvements                                                    0             0         12,458
     Change in operating assets and liabilities:
        Accounts receivable, net                                                       (656,830)      761,834       (838,624)
        Inventory, net                                                                 (638,454)   (1,189,207)    (1,882,149)
        Other current and long-term assets                                               84,918        19,880         63,750
        Accounts payable, accrued and other liabilities                                 312,135       230,643     (1,330,009)
                                                                                    -----------   -----------   ------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               5,782,645    (2,605,330)    (3,349,960)
                                                                                    -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of available for sale securities                             75,000     1,157,336      3,411,761
     Investment in Ocular Telehealth Management, LLC                                    (31,000)            0       (256,000)
     Purchase of fixed assets                                                          (259,705)     (327,340)      (104,396)
     Purchase of MRP, net of cash acquired                                                    0       (47,060)             0
     Purchase of Drew, net of cash acquired                                                   0             0        151,459
     Acquistion costs, related to Drew                                                        0             0     (1,015,362)
                                                                                    -----------   -----------   ------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (215,705)      782,936      2,187,462
                                                                                    -----------   -----------   ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on term loans                                                  (245,188)     (226,749)    (4,441,761)
     Issuance of common stock - stock options                                           183,146       374,061         29,795
     Line of credit repayment                                                                 0             0     (1,905,822)
                                                                                    -----------   -----------   ------------
                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (62,042)      147,312     (6,317,788)
                                                                                    -----------   -----------   ------------
                    Effect of exchange rate changes on cash and cash equivalents         (5,146)      (60,980)        (5,913)
                                                                                    -----------   -----------   ------------
                    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5,499,752    (1,736,062)    (7,486,199)
                                                                                    -----------   -----------   ------------
Cash and cash equivalents, beginning of period                                        3,379,710     5,115,772     12,601,971
                                                                                    -----------   -----------   ------------
Cash and cash equivalents, end of period                                            $ 8,879,462   $ 3,379,710   $  5,115,772
                                                                                    ===========   ===========   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                                       $    25,217   $    37,586   $    198,647
                                                                                    ===========   ===========   ============
Income taxes refund (paid)                                                          $    98,412   $    (1,133)  $    327,176
                                                                                    ===========   ===========   ============
Issuance of common stock for Drew acquisition                                       $         0   $         0   $  7,430,438
                                                                                    ===========   ===========   ============
Issuance of common stock for MRP acquisition                                        $         0   $ 1,427,500   $          0
                                                                                    ===========   ===========   ============
(Decrease)/increase in unrealized appreciation on available for sale securities     $   (50,220)  $(1,157,097)  $  1,207,317
                                                                                    ===========   ===========   ============

                 See notes to consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS AND BUSINESS CONDITIONS

            Escalon Medical Corp. ("Escalon" or the "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Medical Europe GmbH ("EME"), Escalon Digital Vision, Inc. ("EMI"), Escalon Pharmaceutical, Inc. ("Pharmaceutical"), Escalon Holdings, Inc. ("EHI"), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc ("Drew") and its subsidiaries. All intercompany accounts and transactions have been eliminated. Additionally, the Company's investment in Ocular Telehealth Management, LLC ("OTM") is accounted for under the equity method.

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

            In connection with the presentation of the current period consolidated financial statements, certain prior period balance have been reclassified to conform to current period presentation.

            The Drew business unit has experienced significant losses and negative cash flow from operations in the last two years. Management has begun to implement cost reductions in each of Drew's three locations in order to bring Drew's cost structure in line with anticipated revenues. Management anticipates that these cuts combined with budgeted profits in legacy Escalon entities and the continued growth of its Intralase royalty revenue stream will provide sufficient liquidity in the coming fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

            MARKETABLE SECURITIES

            The Company reports debt and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." All of the equity securities held by the Company at June 30, 2007 and 2006 are classified as available for sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (see note 15).

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

            INVENTORIES

            Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

                              JUNE 30,
                         2007          2006
                      -----------   -----------
Raw materials         $ 4,825,018   $ 4,219,836
Work in process           680,994       809,807
Finished goods          2,556,913     2,345,985
                      -----------   -----------
                        8,062,925     7,375,628
                      -----------   -----------
Valuation allowance      (301,555)     (252,712)
                      -----------   -----------
TOTAL INVENTORY       $ 7,761,370   $ 7,122,916
                      ===========   ===========

            Valuation allowance activity for the years ended June 30 was as follows:

                                            JUNE 30,
                                       2007          2006
                                    -----------   ---------
BALANCE, JULY 1                     $   252,712   $ 166,668
Provision for valuation allowance        65,221      87,475
Write-off's                             (16,378)     (1,431)
                                    -----------   ---------
BALANCE, JUNE 30                    $   301,555   $ 252,712
                                    ===========   =========

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

                                       JUNE 30,
                            2007        2006
                          ---------   ---------
BALANCE, JULY 1           $ 649,577   $ 490,465
Provision for bad debts      96,000     347,968
Write-off's                (178,699)   (188,856)
                          ---------   ---------
BALANCE, JUNE 30          $ 566,878   $ 649,577
                          =========   =========

            PROPERTY AND EQUIPMENT

            Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation expense for the years ended June 30, 2007, 2006 and 2005 was $394,517, $324,458 and $321,142 respectively.

            Property and equipment consist of the following at:

                                                           JUNE 30,
                                                  -------------------------
                                                      2007         2006
                                                  -----------   -----------
Equipment                                         $ 2,157,562   $ 2,289,994
Furniture and Fixtures                                 62,846        65,891
Leasehold Improvements                                135,895       128,866
                                                  -----------   -----------
                                                    2,356,303     2,484,751
                                                  -----------   -----------
Less: Accumulated depreciation and amortization    (1,483,112)   (1,514,795)
                                                  -----------   -----------
                                                  $   873,191   $  969,956
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

            STOCK-BASED COMPENSATION

                  Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock based compensation expense for the year ended June 30, 2007 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. On June 30, 2006, the Compensation Committee of the Company approved the acceleration of vesting of all of the outstanding stock options to purchase shares of the Company's common stock. The acceleration applied to all stock options outstanding as of June 30, 2006 under the Company's 1991 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1999 Stock Option Plan and 2004 Equity Incentive Plan. Since all options issued prior to July 1, 2006 were accelerated, and therefore fully vested, there was no compensation expense recorded in fiscal year 2007 related to these options.

      Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). As of June 30, 2007, there was $127,052 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The cost is expected to be recognized over a weighted average period of four years.

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

            For the years ended June 30, 2006 and 2005 the Company reported stock-based compensation through the disclosure-only requirements of the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB No. 123." Compensation expense for options is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the Company's underlying stock on the date of grant, no compensation expense is recognized.

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
                                                       ===========   ==========

            The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using these Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the fiscal years ended June 30, 2006 and 2005 was $5.52 and $4.93, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk free interest ranging between 3.30% and 4.5%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company's stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare to historic volatility.

            RESEARCH AND DEVELOPMENT

            All research and development costs are charged to operations as incurred.

            ADVERTISING COSTS

            Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2007, 2006 and 2005 was $134,811, $279,670 and $190,963 respectively.

            NET INCOME (LOSS) PER SHARE

            Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

            A reconciliation of the denominator of the basic and diluted earnings per share for the three years ended June 30, 2007, 2006 and 2005 is as follows:

                                                2007        2006         2005
                                              ---------   ---------   ----------
Basic Weighted average shares outstanding     6,374,929   6,152,455    5,831,564
Effect of diluted securities
        Stock Options and warrants               59,346           0      399,460
                                              ---------   ---------   ----------

Diluted weighted average shares outstanding   6,434,275   6,152,455    6,231,024
                                              =========   =========   ==========

            As of June 30, 2006, the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). As of June 30, 2007, 2006, and 2005, 120,000 warrants, which were issued in March 2004 (see note 6), to purchase shares of Escalon common stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company's common stock for of the year ended June 30, 2005 making the warrants anti-dilutive.

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

            NEW ACCOUNTING PRONOUNCEMENTS

            In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-- an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect this interpretation will have on the Company's financial position, liquidity and statement of operations, but do not expect the effect to be significant.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company's consolidated financial statements. However, the Company does not expect the effect to be significant.

      On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R), or FAS 158. FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans. The Company does not have any defined benefit plans and therefore the effect of adoption has not had an impact on the Company's financial condition, results of operations or cash flows.

      In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in the Current Year Financial Statements," or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. The Company does not expect SAB 108 will have a material effect on the Company's financial statements.

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

The following table presents unamortized intangible assets by business unit as of June 30, 2007 and 2006:

                      2007          2006
                       NET           NET
                    CARRYING      CARRYING
                     AMOUNT        AMOUNT
                   -----------   -----------
GOODWILL

Sonomed            $ 9,525,550   $ 9,525,550
Drew                 9,574,655     9,574,655
Vascular               941,218       941,218
Medical/Trek/EMI     1,030,837     1,030,837
                   -----------   -----------
TOTAL              $21,072,260   $21,072,260
                   ===========   ===========

                              2007       2006
                               NET        NET
                            CARRYING   CARRYING
                             AMOUNT     AMOUNT
                            --------   --------
TRADEMARKS AND TRADENAMES

Sonomed                     $616,906   $616,906
Medical/Trek/EMI               3,200      3,200
                            --------   --------
TOTAL                       $620,106   $620,106
                            --------   --------

            PATENTS

            It is the Company's practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $365,729 and $263,799 at June 30, 2007 and 2006, respectively. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $98,404, $75,150 and $66,509, respectively.

            Amortization expense, relating entirely to patents, is estimated to be approximately $62,000 for 2008, $42,000 for 2009 thru 2011 and $21,000 for
2012.

            COVENANT NOT TO COMPETE AND CUSTOMER LIST

            The Company recorded the value of a covenant not to compete and a customer list as intangible assets as part of the acquisition of MRP (See note
12). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $116,109 and $22,986 at June 30, 2007 and 2006, respectively. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $93,213, $22,986 and $0 respectively.

            The following table presents amortized intangible assets by business unit as of June 30, 2007:

                                                    ADJUSTED
                             GROSS                   GROSS
                           CARRYING                 CARRYING    ACCUMULATED    NET CARRYING
                            AMOUNT     IMPAIRMENT    AMOUNT     AMORTIZATION      VALUE
                           ---------   ----------   ---------   ------------   ------------
AMORTIZED INTANGIBLE ASSETS
    PATENTS


Drew                       $ 279,740   $        0   $ 279,740   $   (154,474)  $    125,266
Vascular                      36,916            0      36,916        (36,916)             0
Medical/Trek/EMI             265,301            0     265,301       (174,339)        90,962
                           ---------   ----------   ---------   ------------   ------------
TOTAL                      $ 581,957   $        0   $ 581,957   $   (365,729)  $    216,228
                           =========   ==========   =========   ============   ============

 COVENANT NOT TO COMPETE/
    CUSTOMER LIST

Medical/Trek/EMI           $ 442,969   $        0   $ 442,969   $   (116,109)  $    326,860
                           ---------   ----------   ---------   ------------   ------------
TOTAL                      $ 442,969   $        0   $ 442,969   $   (116,109)  $    326,860
                           =========   ==========   =========   ============   ============

Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $93,000 each for the years 2008 thru 2010 and $47,000 for 2011.

The following table presents amortized intangible assets by business unit as of June 30, 2006:

                                                       ADJUSTED
                                 GROSS                  GROSS
                               CARRYING                CARRYING    ACCUMULATED    NET CARRYING
                                AMOUNT    IMPAIRMENT    AMOUNT     AMORTIZATION      VALUE
                              ---------   ----------   ---------   ------------   -------------
AMORTIZED INTANGIBLE ASSETS
    PATENTS

Drew                          $ 275,284   $        0   $ 275,284   $    (90,955)  $     184,329
Vascular                         36,916            0      36,916        (18,458)         18,458
Medical/Trek/EMI                265,301            0     265,301       (154,386)        110,915
                              ---------   ----------   ---------   ------------   -------------
TOTAL                         $ 577,501   $        0   $ 577,501   $   (263,799)  $     313,702
                              =========   ==========   =========   ============   =============

COVENANT NOT TO COMPETE/
    CUSTOMER LIST

Medical/Trek/EMI              $ 442,969   $        0   $ 442,969   $    (22,896)  $     420,073
                              ---------   ----------   ---------   ------------   -------------
TOTAL                         $ 442,969   $        0   $ 442,969   $    (22,896)  $     420,073
                              =========   ==========   =========   ============   =============

4. NOTE RECEIVABLE

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

5. ACCRUED EXPENSES

            The following table presents accrued expenses:

                         JUNE 30, 2007   JUNE 30, 2006
                         -------------   -------------
Accrued compensation     $   1,694,394   $   1,260,139
Warranty accruals              255,740         255,740
Legal accruals                       0         221,369
Other accruals                 797,999         766,523
                         -------------   -------------
TOTAL ACCRUED EXPENSES   $   2,748,133   $   2,503,771
                         =============   =============

            In addition to normal accruals, other accruals as of June 30, 2007 and 2006 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.

            Accrued compensation as of June 30, 2007 and 2006 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.

6. LONG-TERM DEBT

            The Company has two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 12% per annum and 10.25% per annum as of June 30, 2007 and 2006, respectively. Drew is required to pay an additional interest payment to the Texas Mezzanine Fund of 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance of the note was $133,534 and $278,717 as of June 30, 2007 and 2006, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., is payable in monthly installments of $8,333 with interest at a fixed rate of 5% per annum. The outstanding balance of this note was $16,666 and $116,671 as of June 30, 2007 and 2006, respectively.

            The schedule below presents principal amortization for the next five years under each of the Company's loan agreements as of June 30, 2007:

TWELVE MONTHS
    ENDING          TEXAS
   JUNE 30,       MEZZANINE         SYMBIOTICS         TOTAL
--------------  --------------   ----------------   ----------
  2008          $      133,534   $         16,666      150,200
  2009                                                       0
                --------------   ----------------   ----------
  TOTAL         $      133,534   $         16,666      150,200
                ==============   ================

                Current portion of long-term debt      150,200
                                                    ----------
                Long-term portion                   $        0
                                                    ==========


7. CAPITAL STOCK TRANSACTIONS

            STOCK OPTION PLANS

            As of June 30, 2007, Escalon had in effect five employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,352 shares of the Company's common stock remain available for issuance as of June 30, 2007. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the option is exercisable over a period no longer than 10 years after the grant date. As of June 30, 2007, options to purchase 810,227 shares of the Company's common stock were outstanding and exercisable, and 416,317 shares were reserved for future grants.

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

            The Company took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of Statement of Financial Accounting Standards No. 123, Share Based Payment (revised 2004) ("SFAS 123R"). The Company was required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of fiscal 2007. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $1.18 million over the original option vesting periods.

            The Company's Board of Directors took this action with the belief that it is in the best interest of our shareholders, as it will reduce the Company's reported compensation expense in future periods. In addition, because some of these options have exercise prices in excess of the current market value, the Board also believed that these options might not have been fully achieving the Company's original objective of employee retention and incentive compensation. The senior officers of the Company who are subject to reporting under Section 16(a) of the Securities Exchange Act of 1934 will be subject to the following restriction with respect to the sale of shares purchased upon exercise of a stock option whose vesting has been accelerated: Such sale shall be prohibited until the earlier of: (i) the date on which the option would otherwise have vested; (ii) twelve months from the date of the extension; or
(iii) termination of employment.

      The following is a summary of Escalon's stock option activity and related information for the fiscal years ended June 30, 2007, 2006 and 2005:

                                                   2007                      2006                        2005
                                          -----------------------  -------------------------  --------------------------
                                          COMMON       WEIGHTED     COMMON       WEIGHTED       COMMON       WEIGHTED
                                           STOCK        AVERAGE      STOCK       AVERAGE        STOCK         AVERAGE
                                          OPTIONS  EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                          -------  --------------   -------   --------------  ----------  --------------
Outstanding at the beginning of the year  920,685  $         5.31   847,210   $         4.20  618,706.00  $         3.40

Granted                                   117,000  $         2.65   318,400   $         6.63  242,004.00  $         6.13

Exercised                                 (42,000) $         2.00  (121,183)  $         2.22  (13,500.00) $         2.24

Forfeited                                (130,650) $         5.52  (123,742)  $         1.00           -  $            -
                                         --------  --------------   -------   --------------   ---------  --------------

Outstanding at the end of the year        865,035  $         5.31   920,685   $         5.31     847,210  $         4.20
                                         ========                  ========                   ==========

Exercisable at the end of the year        810,227                   920,685                      581,556
                                         ========                  ========                   ==========

Weighted average fair value of options
   granted during the year                         $         2.65             $         6.63              $         6.13

      The following table summarizes information about stock options outstanding as of June 30, 2007:

                                             WEIGHTED
                                NUMBER       AVERAGE
                             OUTSTANDING     REMAINING    WEIGHTED        NUMBER      WEIGHTED
                                  AT        CONTRACTUAL   AVERAGE      EXERCISABLE     AVERAGE
                               JUNE, 30        LIFE      EXERCISE      AT JUNE 30,    EXERCISE
                                 2007         (YEARS)      PRICE           2007         PRICE
                             -----------    -----------  ---------     -----------   ---------
RANGE OF EXERCISE PRICES

$1.45 to $ 2.12                   120,981          3.24  $    1.88         120,981   $    1.88

$2.37 to $ 2.77                   243,675          6.58  $    2.62         188,867   $    2.61

$4.97 to $ 5.59                    74,000          8.28  $    5.05          74,000   $    5.05

$6.19 to $ 6.19                   168,250          7.08  $    6.19         168,250   $    6.19

$6.94 to $ 8.06                   258,129          7.47  $    7.41         258,129   $    7.41
                                  -------                                  -------

Total                             865,035                                  810,227
                                  -------                                  -------

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

8. INCOME TAXES

      The provision for income taxes for the years ended June 30, 2007, 2006 and 2005 consists of the following:

                                      2007            2006          2005
                                   -----------    -----------    -----------
Current income tax provision

   Federal                         $         -    $         -    $   100,000
   State                                51,054         31,309        131,664
                                   -----------    -----------    -----------
                                        51,054         31,309        231,664
                                   -----------    -----------    -----------
Deferred income tax provision

   Federal                           1,704,463     (1,962,685)     1,572,610
   State                               399,812       (460,383)       370,026
                                   -----------    -----------    -----------

   Change in valuation allowance    (2,104,275)    (2,423,068)    (1,942,636)
                                   -----------    -----------    -----------
                                             -              -              -
                                   -----------    -----------    -----------

Income tax expense                 $    51,054    $    31,309    $   231,664
                                   ===========    ===========    ===========

      Income taxes as a percentage of income for the years ended June 30, 2007, 2006 and 2005 differ from statutory federal income tax rate due to the following:

                                                          2007              2006                2005
                                                          ----              ----                ----
Statutory federal income tax rate                         34.0%            -34.0%               34.0%
Change in valuation allowance                            -34.0%             34.0%              -34.0%
State income taxes, net of federal and income
tax   impact                                                                                     4.9%
Other                                                                                            3.7%

                                                        ------             -----               -----
Effective income tax rate                                    -                 -                 8.6%
                                                        ------             -----               -----

      As of June 30, 2007, the Company had deferred income tax assets of $12,347,516. The deferred income tax assets have been reduced by a $10,607,531 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

      The components of the net deferred tax income tax assets and liabilities as of June 30, 2007 and 2006 are as follows:

                                                2007               2006
                                           --------------    --------------
Deferred income tax assets:
   Net operating loss carryforward         $   11,063,841    $   12,837,989
   Accrued bonus                                   62,560           273,966
   Executive post retirement costs                369,580           456,540
   General business credit                        450,199           450,199
   Allowance for doubtful accounts                 90,734           146,876
   Accrued vacation                               158,885           202,722
   Inventory reserve                               83,318            84,601
   Accelerated depreciation                        41,967           382,450
   Warranty reserve                                26,432            95,574
                                           --------------    --------------
   Total deferred income tax assets            12,347,516        14,930,826
   Valuation allowance                        (10,607,531)      (12,711,806)
                                           --------------    --------------
                                                1,739,985         2,214,020
                                           --------------    --------------
Deferred income tax liabilities:
   Accelerated amortization                    (1,739,985)       (2,214,020)
                                           --------------    --------------
   Total deferred income tax liabilities       (1,739,985)       (2,214,020)
                                           --------------    --------------
                                           $            -    $            -
                                           ==============    ==============

      As of June 30, 2007, the Company has a valuation allowance of $10,607,531, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by Escalon. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $31,856,000 and $2,643,000, respectively, of which $26,487,000 and $1,048,000, respectively, will expire over the next ten years, and $5,369,000 and $1,595,000, respectively, will expire in years eleven through twenty. Not included in the $31,856,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2007 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.

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

9. COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of June 30, 2007 are as follows:

                        LEASE
TWELVE MONTHS ENDING  OBLIGATIONS
--------------------
2008                  $  657,452
2009                     497,722
2010                     471,012
2011                     410,021
2012                     382,797
Thereafter               327,086
                      ----------
TOTAL                 $2,746,091
                      ==========

      Rent expense charged to operations during the years ended June 30, 2007, 2006 and 2005 was approximately $866,000, $890,000 and $772,000, respectively.

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

      INTRALASE CORP. LEGAL PROCEEDINGS

      In 1997, Intralase and the Company entered into an agreement under which Intralase became the exclusive licensee of certain patents, technology and intellectual property owned by Escalon Medical. This agreement was amended and restated in October 2000. The original and amended license agreement is referred to as the "License Agreement." Disputes arose between the parties culminating in litigation between the parties.

      On February 27, 2007 the Company entered into an agreement with Intralase to settle all outstanding disputes and litigation between the parties. Under the settlement agreement, Intralase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase by the Company, and the license agreement was terminated. In addition, the payment from Intralase satisfies all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.

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

       Both parties continue to amicably negotiate a mutually agreeable solution to this matter. The Company does not believe that the ultimate disposition of this issue will have a material effect on the Company's financial statements.

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

      On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. The Company's contribution for the fiscal years ended June 30, 2007, 2006 and 2005 was $36,702, $35,034 and $24,928, respectively.

      On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew's United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew's United Kingdom Employees. Drew contributions for the fiscal years ended June 30, 2007, 2006 and 2005 was $29,794, $10,000 and $39,817, respectively.

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

      In fiscal 2005 the Company accrued $1,087,000, which represents the present value of the supplemental retirement benefits awarded. This amount is accrued at June 30, 2007 and 2006.

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

Royalties received from Silicone Oil during 2007, 2006 and 2005 were $0, $203,000 and $1,486,000, respectively.

      INTRALASE: LICENSING OF LASER TECHNOLOGY

        In 1997, Intralase and the Company entered into an agreement under which Intralase became the exclusive licensee of certain patents, technology and intellectual property owned by Escalon Medical. This agreement was amended and restated in October 2000. The original and amended license agreement is referred to as the "License Agreement." Disputes arose between the parties culminating in litigation between the parties.

        As part of the settlement agreement described in footnote 9 of these financial statements, on February 27, 2007 the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase by the Company, and the license agreement was terminated. In addition, the settlement payment from Intralase satisfies all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.

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

      (2) Royalty payments received from Intralase relating to the licensing of the Company's intellectual laser technology; and the settlement payment from Intralase described in footnote 9 of these financial statements in the amount of $9,600,000

      (3)   Royalty payments received from Bio-Rad.

      (4) Settlement payment from Intralase described in footnote 9 of these financial statements.

      The following table presents other revenue received by the Company for the years ended June 30, 2007, 2006 and 2005:

                                      2007         2006          2005
                                  -----------   -----------   -----------
ROYALTY INCOME:

Bio-Rad royalty                   $   242,826   $   283,000   $   240,000
Baush and Lomb                              0       203,000     1,486,000
IntraLase royalty                   1,102,216     1,761,000     1,334,000
Settlement payment (see note 9)     9,600,000             0             0
                                  -----------   -----------   -----------
TOTAL                             $10,945,042   $ 2,247,000   $ 3,060,000
                                  ===========   ===========   ===========

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

                                                         Fiscal year ended
                                             2007            2006             2005
Revenues, net                             $ 38,837,780   $ 29,790,698    $ 26,924,622
Cost of goods sold                          15,771,254     16,003,904      13,158,061
                                          ------------   ------------    ------------
Gross profit                                23,066,526     13,786,794      13,766,561
                                          ------------   ------------    ------------
Operating expenses                          17,267,721     16,822,984      14,449,080
Other income and (expense)                     166,852      1,081,559       3,362,294
                                          ------------   ------------    ------------
Net (loss) income before taxes               5,965,657     (1,954,631)      2,679,775
                                          ------------   ------------    ------------
Provision for income taxes                      51,054         31,309         231,664
                                          ------------   ------------    ------------
Net (loss) income                         $  5,914,603   $ (1,985,940)   $  2,448,111
                                          ============   ============    ============

Basic net (loss) income per share         $      0.928   $     (0.323)   $      0.420
                                          ============   ============    ============

Diluted net (loss) income per share       $      0.919   $     (0.323)   $      0.393
                                          ============   ============    ============

Weighted average shares - basic              6,374,929      6,152,455       5,831,564
                                          ============   ============    ============

Weighted average shares - diluted            6,434,275      6,152,455       6,231,024
                                          ============   ============    ============

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
                                ==========

13. SEGMENT REPORTING

      The Company's operations are classified into five principal reporting segments for 2007 and 2006 and four principal reporting segments in 2005. In 2005, Medical/Trek and EMI were combined.

      Table amounts in thousands:

 SEGMENT STATEMENTS OF OPERATIONS (IN THOUSANDS) - TWELVE MONTHS ENDED JUNE 30,

                                             DREW                           SONOMED                       VASCULAR
                                  2007       2006       2005       2007      2006      2005      2007       2006       2005
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
REVENUES, NET:

Product revenue                 $ 11,627   $ 14,253   $ 11,294   $  9,823  $  7,737  $  7,663  $  3,467   $  3,640   $  3,180
Other revenue                        243        283        240         --        --        --        --         --         --
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
TOTAL REVENUE, NET                11,870     14,536     11,534      9,823     7,737     7,663     3,467      3,640      3,180
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
COSTS AND EXPENSES:
Cost of goods sold                 7,681      9,225      7,554      4,976     3,962     3,115     1,393      1,535      1,432
Operating expenses                 7,830      7,740      5,211      3,779     3,670     3,593     2,108      2,112      1,747
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
TOTAL COSTS AND EXPENSES          15,511     16,965     12,765      8,755     7,632     6,708     3,501      3,647      3,179
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
(LOSS) INCOME FROM
   OPERATIONS                     (3,641)    (2,429)    (1,231)     1,068       105       955       (34)        (7)         1
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities                 -          -          -          -         -         -         -          -          -
Equity in OTM                          -          -          -          -         -         -         -          -          -
Interest income                        -          -       4.00          -         -         -         -          -          -
Interest expense                     (28)       (63)       (83)         -         -         -         -          -         (1)
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
TOTAL OTHER (EXPENSE) AND
   INCOME                            (28)       (63)       (79)         -         -         -         -          -         (1)
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
(LOSS) AND INCOME BEFORE TAXES    (3,669)    (2,492)    (1,310)     1,068       105       955       (34)        (7)         0
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
Income taxes                           0          0          0         37        21        21         1          0          0
                                --------   --------   --------   --------  --------  --------  --------   --------   --------
NET (LOSS) INCOME               $ (3,669)  $ (2,492)  $ (1,310)  $  1,031  $     84  $    934  $    (35)  $     (7)  $      0
                                ========   ========   ========   ========  ========  ========  ========   ========   ========

Depreciation and
   amortization                 $    320   $    271   $    213   $     19  $     22  $     24  $     70   $     94   $     45
Assets                          $ 17,569   $ 17,205   $  7,977   $ 14,073  $ 13,381  $ 13,472  $  1,848   $  3,838   $  2,174
Expenditures for
   long-lived assets            $    269   $    167   $     26   $      0  $     15  $     23  $      0   $     14   $     11

 SEGMENT STATEMENTS OF OPERATIONS (IN THOUSANDS) - TWELVE MONTHS ENDED JUNE 30,

                                              EMI                        MEDICAL/TREK                        TOTAL
                                  2007       2006       2005      2007       2006       2005       2007       2006       2005
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
REVENUES, NET:

Product revenue                 $  1,484   $    434   $      0  $  1,492   $  1,480   $  1,727   $ 27,893   $ 27,544   $ 23,864
Other revenue                          -          -          -    10,702      1,964      2,820     10,945      2,247      3,060
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
TOTAL REVENUE, NET                 1,484        434          0    12,194      3,444      4,547     38,838     29,791     26,924
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
COSTS AND EXPENSES:
Cost of goods sold                   711        290          0     1,011        992      1,058     15,772     16,004     13,159
Operating expenses                   830        635          0     2,722      2,668      3,897     17,269     16,825     14,448
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
TOTAL COSTS AND EXPENSES           1,541        925          0     3,733      3,660      4,955     33,041     32,829     27,607
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
(LOSS) INCOME FROM
   OPERATIONS                        (57)      (491)         0     8,461       (216)      (408)     5,797     (3,038)      (683)
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities                 -          -          -     75.00      1,157      3,412         75      1,157      3,412
Equity in OTM                          -          -          -       (88)      (174)       (64)       (88)      (174)       (64)
Interest income                        -          -          -       208        162         66        208        162         70
Interest expense                       -          -          -        --         --      29.00        (28)       (63)       (55)
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
TOTAL OTHER (EXPENSE) AND
   INCOME                              0          0          0       195      1,145      3,443        167      1,082      3,363
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
(LOSS) AND INCOME BEFORE TAXES       (57)      (491)         0     8,656        929      3,035      5,964     (1,956)     2,680
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
Income taxes                           -          -          -        14         10        211         52         31        232
                                --------   --------   --------  --------   --------   --------   --------   --------   --------
NET (LOSS) INCOME               $    (57)  $   (491)  $      0  $  8,642   $    919   $  2,824   $  5,912   $ (1,987)  $  2,448
                                ========   ========   ========  ========   ========   ========   ========   ========   ========
Depreciation and
   amortization                 $    107   $     33   $      0  $     85   $     63   $    106   $    601        483        388
Assets                          $  1,907   $  1,750   $      0  $  9,619   $  2,471   $ 16,426   $ 45,016     38,645     40,049
Expenditures for
   long-lived assets            $      0   $     56   $      0  $      9   $     82   $     44   $    278        334        104

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

      During the fiscal year ended June 30, 2005, Drew derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access(TM) and SmartNeedle(TM) monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN(TM) gas products, various disposable ophthalmic surgical products, revenue derived from Bausch & Lomb's sale of Silicone Oil (the contract for which expired on August 12, 2005) and from royalty revenue related to Increase's licensing of the Company's intellectual laser technology. EMI derived its revenue CFA digital imaging systems and related products.

      No customer represented more than 10% of consolidated revenue during the years ended June 30, 2007, 2006 and 2005. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

                        2007          2006            2005
                     -----------   -----------   -----------
Drew                 $ 5,177,708   $ 8,471,608   $ 5,616,000
Sonomed                5,901,532     4,316,856     3,818,000
Vascular                 126,854       226,665       323,000
EMI                        8,900            --            --
Medical/Trek              40,400        29,671        48,000
                     -----------   -----------   -----------
                     $11,255,394   $13,044,800   $ 9,805,000
                     -----------   -----------   -----------

14. RELATED-PARTY TRANSACTIONS

      Escalon and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management, LLC ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2007, Escalon had invested $288,000 in OTM and owned 45% of OTM. The members of OTM have agreed to review the operations of OTM after 24 months of operations which began in April 2004, at which time the members each have the right to sell their membership back to OTM at fair market value. Such sale would be subject to OTM's ability to buy back the membership. The members met in May 2006 and decided to continue the operations of OTM, emphasizing that all additional funding will be provided pro-rata consistent with membership percentage ownership. The Company will provide administrative support functions to OTM. For the years ended 2007, 2006 and 2005 the Company recorded losses of $87,852, $173,844 and $63,613, respectively.

      Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard DePiano, Jr. (son of the Chief Executive Officer ("CEO")) is Chief Operating Officer and General Counsel to the Company, Mr. DePiano's salary plus bonus for the years 2007, 2006 and 2005 were approximately $185,000, $180,000 and $165,000, respectively. Caryn Lindsey (daughter-in-law of the CEO) acted as a consultant and employee for the Company during 2006 and 2005. Ms. Lindsey in 2007, 2006 and 2005 received consulting fees and salary of $ 0, $110,939 and $118,000, respectively. Also, in 2005 3,000 options to purchase common stock of the Company at an exercise price of $4.97 per share were granted to Ms. Lindsey.

15. INTRALASE INITIAL PUBLIC OFFERING AND SALE OF INTRALASE COMMON STOCK

      In October 1997, Escalon licensed its intellectual laser properties to Intralase in exchange for an equity interest of 252,535 shares of Common Stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, Intralase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and Intralase. During 2007, Intralase accepted a $25 per share tender offer for all its outstanding shares, as such,, Escalon received $75,000 for its remaining holdings in Intralase of 3,000 shares.. The Company sold 58,355 shares of Intralase common stock in July 2005 at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,335. The Company sold 191,000 shares of Intralase common stock in May 2005 at $17.9134 per share resulting in gross proceeds of $3,421,459. After paying broker commissions and other fees of $9,698, the Company received net proceeds of $3,411,761. During 2007, Intralase accepted a $25 per share tender offer for all of its outstanding shares. In April 2007, the Company received $75,000 for its remaining 3,000 shares of Intralase stock. The net proceeds from the sales were recorded in other income and expense. As of June 30, 2007 and 2006, the Company had -0- and 3,000 shares, respectively of Intralase that were classified as available-for-sale securities and had a market value of $-0- and $50,220.

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

      In connection with the co-marketing agreement, Company extended a $300,000 loan in October 2005 and an additional loan of $100,000 in January 2006, pursuant to demand notes, to Anka. Under the terms of these notes, repayment is due within six months after written demand or immediately upon an event of default. On February 16, 2006, the Company demanded repayment in accordance with the terms of the notes and expects timely repayment. The loan was paid in full in April 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this Form 10-K annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and the Company's controls and procedures are also effective to ensure that information required to be disclosed in the reports the Company files or submit under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2007 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REQUIREMENTS OF SECTION 404

      Under the rules and regulations of the SEC, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for the Company's fiscal year ending June 30, 2008, so long as the Company continues to meet the definition of a non-accelerated filer. In the Company's Annual Report on Form 10-K for the year ending June 30, 2008, the Company's management will be required to provide an assessment as to the effectiveness of the Company's internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the SEC. In the Company's Annual Report on Form 10-K for the year ending June 30, 2009 and for each fiscal year thereafter, the Company's management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and the Company's independent registered public accounting firm will be required to provide an attestation as to the Company's management's assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays in completing the Company's obligations and receiving an unqualified report on the Company's internal control over financial reporting by the Company's independent registered public accounting firm.

      While the Company believes that we will be able to timely meet our obligations under Section 404 and that the Company's management will be able to certify as to the effectiveness of the Company's internal control over financial reporting, there is no assurance that we will do so. If the Companyis unable to timely comply with Section 404, the Company's management is unable to certify as to the effectiveness of the Company's internal control over financial reporting or the Company's independent registered public accounting firm is unable to attest to that certification, the price of the Company's common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that the Company's independent registered public accounting firm will advise the Company that they have identified significant deficiencies and/or material weaknesses.

ITEM 9B. OTHER INFORMATION

         NONE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Item 10 will be provided by incorporating the information required under such item by reference to the Company's Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 11. EXECUTIVE COMPENSATION

      Item 11 will be provided by incorporating the information required under such item by reference to the Company's Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Item 12 will be provided by incorporating the information required under such item by reference to the Company's Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      Item 13 will be provided by incorporating the information required under such item by reference to the Company's Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Item 14 will be provided by incorporating the information required under such item by reference to the Company's Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

    (1) FINANCIAL STATEMENTS

            The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

            Reports of Independent Registered Public Accounting Firms

            Consolidated Balance Sheets as of June 30, 2007 and 2006

            Consolidated Statements of Operations for the years ended June 20, 2007, 2006 and 2005

            Consolidated Statements of Shareholders' Equity for the years ended June 20, 2007, 2006 and 2005

            Consolidated Statements of Cash Flows for the years ended June 20, 2007, 2006 and 2005

            Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULES

            All other schedules have been omitted because the required information is not applicable or the information is included in our Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.

    (3) EXHIBITS

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

10.32 Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33 Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34 Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35    Settlement Agreement with Intralase Corp, dated February 27, 2007 (*).

21       Subsidiaries. (11)

23.1     Consent of Independent Registered Public Accounting Firm (*).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2 Certification of the Chief Financial Officer Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

-------------------

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

(11) Filed as an exhibit to the Company's Form 10-KSB/A for the year ended June 30, 2002.

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

                                        Escalon Medical Corp.
                                        (Registrant)

                                        By: /s/ Richard J. DePiano
                                            --------------------------
                                            Richard J. DePiano
                                            Chairman and Chief Executive Officer

Dated: September 28, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/  Richard J. DePiano              Chairman and Chief Executive        September 28, 2007
    -----------------------              Officer (Principal Executive
         Richard J. DePiano              Officer) and Director

By: /s/  Robert M. O'Connor              Chief Financial Officer             September 28, 2007
    -----------------------              (Principal Financial Officer)
         Robert M. O'Connor

By: /s/  Anthony Coppola                 Director                            September 28, 2007
    --------------------
         Anthony Coppola

By: /s/  Jay L. Federman                 Director                            September 28, 2007
    --------------------
         Jay L. Federman

By: /s/  William L.G. Kwan               Director                            September 28, 2007
    ----------------------
         William L.G. Kwan

By: /s/  Lisa Napolitano                 Director                            September 28, 2007
    --------------------
         Lisa Napolitano

By: /s/  Fred Choate                     Director                            September 28, 2007
    ----------------
         Fred Choate