Form 10-K/A
period 2007-06-30
ESCALON MEDICAL CORP
filed 2007-10-29
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K / A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no discloser will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

The revenues for the fiscal year ended June 30, 2007, the most recent fiscal year, were $38,838,000.

The aggregate market value of the common voting stock held by non-affiliates of the Registrant was approximately $25,228,000 as of September 20, 2007, based upon the closing sale price of the Common Stock as quoted on the NASDAQ Capital Market.

The number of shares of the Registrant's Common Stock outstanding as of September 20, 2007 is 6,386,857.

================================================================================

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        EXECUTIVE OFFICERS OF THE COMPANY

      Our executive officers are as follows:

          NAME           AGE                    POSITION
-----------------------  ---  -------------------------------------------
Richard J. DePiano        66  Chairman and Chief Executive Officer

Richard J. DePiano, Jr.   41  Chief Operating Officer and General Counsel

Robert M. O'Connor        46  Chief Financial Officer

      Mr. DePiano has been a director of the Company since February 1996 and has served as Chairman and Chief Executive Officer of the Company since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano also serves Chairman of the Board of Directors of PhotoMedex, Inc.

      Mr. DePiano, Jr. was appointed Chief Operating Officer and General Counsel of the Company December 28, 2006. Mr. DePiano, Jr. joined the Company in November of 2000. Prior to joining Escalon, Mr. DePiano, Jr. worked with Forceno & Arangio, L.L.P., from September 1998 until November 2000 as a Senior Associate representing individual and business clients in various areas of the law including mergers and acquisitions, automotive dealership representation, family, small and emerging businesses, securities law, venture capital financing, consumer finance and general corporate and commercial matters. Prior to this Mr. DePiano, Jr. was in private law practice since 1992. He currently serves as 1st Vice President and as a member of the Board of Directors of the Delaware Valley Corporate Counsel Association ("DELVACCA"). Mr. DePiano, Jr. also serves as the Chairman of the Nominations Committee, Chairman of the Law School Initiative Committee and member of the Pro-Bono Committee of DELVACCA. He also is Vice Chairman of the Board of Directors of the Montgomery County Industrial Development Authority and is also a member of the Pennsylvania Bar Association.

      Mr. O'Connor was appointed Chief Financial Officer of the Company on June 30, 2006. Mr. O'Connor joined Escalon Medical Corporation from BDO Seidman, LLP where he served as a senior manager from 2004. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P. where he served in the middle market advisory services group from 1998 until 2000, and positions of controller and chief financial officer of Science Dynamics a manufacturer of high tech telecom equipment from 2000 until 2002 and Ianieri & Giampapa, LLC a certified public accounting firm from 2002 until 2004. Mr. O'Connor holds an MBA from Rutgers University - Graduate School of Management and a B.S. from Kean

University. He is a certified public accountant and a member of the American Institute of Certified Public Accountants (AICPA).

                            DIRECTORS OF THE COMPANY

      The election of our directors by our shareholders is governed by the Pennsylvania Business Corporation Law and our Bylaws. The following discussion summarizes these provisions and describes the process our Governance and Nominating Committee will follow in connection with the nomination of candidates for election as directors by the holders of our common stock.

GOVERNANCE AND NOMINATING PROCEDURES

      Our Governance and Nominating Committee is responsible for recommending to the Board of Directors candidates to stand for election to the Board of Directors at the annual meeting. Our Governance and Nominating Committee will also consider director candidates recommended by shareholders in accordance with the advance notice procedures in Section 2.3 of our Bylaws. These procedures are described under "Shareholder Proposals" in this proxy statement. The Governance and Nominating Committee may also consider director candidates proposed by our management. We have not utilized third-party executive search firms to identify candidates for director.

      With the exception of applicable rules of the SEC and the Nasdaq Stock MarketSM ("Nasdaq"), our Governance and Nominating Committee does not have any specific, minimum qualifications for candidates for election to our Board of Directors, and our Governance and Nominating Committee may take into account such factors as it deems appropriate. Our Governance and Nominating Committee examines the specific attributes of candidates for election to our Board of Directors and also considers the judgment, skill, diversity, business experience, the interplay of the candidate's experience with the experience of the other members of our Board of Directors and the extent to which the candidate would contribute to the overall effectiveness of our Board of Directors.

      Our Governance and Nominating Committee will utilize the following process in identifying and evaluating candidates for election as members of our Board of
Directors:

      - Evaluation of the performance and qualifications of the members of our Board of Directors whose term of office will expire at the forthcoming annual meeting of shareholders and determination of whether they should be nominated for re-election.

      - Consideration of the suitability of the candidates for election, including incumbent directors.

      - Review of the qualifications of any candidates proposed by shareholders in accordance with our Bylaws, candidates proposed by management and candidates proposed by individual members of our Board of Directors.

      - After such review and consideration, propose to the Board of Directors a slate of candidates for election at the forthcoming annual meeting of shareholders.

      NOMINEES FOR                   YEAR TERM
         CLASS I          DIRECTOR      WILL                       PRINCIPAL OCCUPATION DURING PAST FIVE
    NAME OF DIRECTOR        SINCE      EXPIRE    AGE                  YEARS AND CERTAIN DIRECTORSHIPS
-----------------------   --------   ----------  ---   -------------------------------------------------------------
William L.G. Kwan           1999       2009       66   Retired; Vice President of Business Development of Alcon
                                                       Laboratories, Inc. a medical products company, from October
                                                       1996 to 1999, and Vice President of International Surgical
                                                       Instruments from November 1989 to October 1999.

Anthony J. Coppola          2000       2009       70   Principal and operator of The Historic Town of Smithville,
                                                       Inc., a real estate and commercial property company from 1988 to present; Retired Division President of SKF Industries, a manufacturing company, from 1963 to 1986.

                                     YEAR TERM
        CLASS II          DIRECTOR      WILL                      PRINCIPAL OCCUPATION DURING PAST FIVE
    NAME OF DIRECTOR        SINCE      EXPIRE    AGE                 YEARS AND CERTAIN DIRECTORSHIPS
-----------------------   --------   ----------  ---  -------------------------------------------------------------
Lisa A. Napolitano         2003       2007*      44   Tax Manager, Global Tax Management, Inc., a provider of
                                                      compliance support services for both federal and state
                                                      taxes, since 1998.  Ms. Napolitano is a Certified Public
                                                      Accountant in Pennsylvania.

Fred G. Choate             2005       2007*      61   Managing Member of Atlantic Capital Funding LLC from 2003 to
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

                                     YEAR TERM
       CLASS III          DIRECTOR      WILL                      PRINCIPAL OCCUPATION DURING PAST FIVE
    NAME OF DIRECTOR        SINCE      EXPIRE    AGE                 YEARS AND CERTAIN DIRECTORSHIPS
-----------------------   --------   ----------  ---  -------------------------------------------------------------
Richard J. DePiano          1996       2008      66   Chairman and CEO of Escalon Medical Corp. since March 1997.
                                                      CEO of the Sandhurst Company, L.P. and Managing Director of
                                                      the Sandhurst Venture Fund since 1986; Chairman of the Board of Directors of PhotoMedex, Inc.

Jay L. Federman, M.D.       1996       2008      69   Chairman of the Board of
                                                      Directors, of the Company
                                                      from February 1996 to March
                                                      1997.

                              CORPORATE GOVERNANCE

      The SEC and Nasdaq have adopted regulations and listing requirements that relate to our corporate governance. Our Board of Directors has adopted standards and practices in order to comply with those regulations that apply to us. The Company has adopted a Code of Ethics, which can be accessed on the Company's web site at www.escalonmed.com. Our independent directors meet at regularly scheduled meetings at which only independent directors are present.

      AUDIT COMMITTEE

      Our Audit Committee consists of Anthony J. Coppola, William L.G. Kwan and Lisa A. Napolitano, the audit committee's financial expert. The Committee met four times in 2007. Each member of the Audit Committee is independent within the meaning of the rules of Nasdaq and of the SEC. Consistent with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Audit Committee has responsibility for:

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our officers and directors, as well as persons who own 10% or more of a class of our equity securities, file reports of their ownership of our securities, as well as statements of changes in such ownership, with us and the Securities Exchange Commission (the "SEC"). Based upon written representations received by us from our officers, directors and 10% or greater shareholders, and our review of the statements of beneficial ownership changes filed with us by our officers, directors and 10% or greater shareholders during fiscal 2007, all filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

      INTRODUCTION

      The compensation committee of our board of directors, or our compensation committee, oversees our compensation and policies, our compensation levels, including reviewing and approving equity awards to our executive officers, and reviews and recommends annually for approval by our board of directors all compensation decisions relating to our executive officers.

      Our compensation committee believes that the primary objectives of our compensation programs for our executive officers are to:

- attract and retain talented and dedicated executive officers who contribute to our growth, development and profitability and to encourage them to remain with us for many years;

- motivate our executive officers to achieve our strategic business objectives and to reward them when they achieve those objectives; and

- provide long-term compensation to our executive officers that rewards our executive officers for sustained financial and operating performance and leadership excellence.

      To achieve these objectives, we compensate our executive officers through a combination of base salary, annual cash bonuses, car allowance and long-term equity compensation.

      Our compensation committee is comprised entirely of independent directors in accordance with NASDAQ standards and the director independence criteria established by our corporate governance guidelines.

      Our compensation committee's charter reflects these responsibilities, and the compensation committee and our board of directors reviews the charter annually.

      Our compensation committee met twice in 2006.

OUR COMPENSATION PHILOSOPHY AND OBJECTIVES

      The most significant component of the compensation policy administered by our compensation committee is that a substantial portion of the aggregate annual compensation of our named executive officers should be based on our annual financial results, our overall sales, growth and our profitability. Our compensation committee also evaluates the achievement of our other corporate objectives and the contribution of each named executive officer to those achievements.

      We rely on our judgment in making compensation decisions after reviewing our performance and the performance of our executives based on financial and operational objectives. We do not retain the services of any compensation consultants. Our named executive officers, Richard DePiano, Sr. and Robert O'Connor, do have employment, severance and change-of-control agreements. (See Employment Agreement below)

      For a number of years, we have maintained a cash incentive compensation program for our officers, including our named executive officers. This program operates pursuant to a formula in which a formula-based percentage of the executive's salary is available for allocation for bonuses. The amount of the allocation is dependent upon our financial results, sales growth and our profitability. Our compensation committee does not assign specific weights to these factors.

THE COMPENSATION OF OUR OFFICERS

      Our officers receive the following types of compensation:

- Base Salary. The base salaries of our officers, including our named executive officers, are established based on the scope of their responsibilities and the recommendation of our chief executive officer to our compensation committee for other than his own compensation. Our compensation committee reviews the base salaries of our named executive officers annually, including our chief executive officer, and adjusts those salaries annually after taking into account individual responsibilities, performance, length of service with us, current salary, experience and compensation history as well as our results of operations.

- Annual Cash Bonus. Our officers, including our named executive officers, receive annual cash bonuses based on our financial results, overall sales growth and profitability. The maximum aggregate amount available annually for our officers is determined by formula. Our compensation committee then recommends to our board of directors the percentage of the maximum amount to be allocated among our officers, including our named executive officers, on a discretionary basis. Our chief executive officer submits recommended bonus allocations for our officers, including our named executive officers other than himself, to our compensation committee, which reviews his recommendations and then establishes the annual bonus allocations for our officers and reports its decisions to our board of directors. The annual cash bonuses approved by our compensation committee are paid in a single installment following the completion of a particular fiscal year.

- Long-Term Equity Incentives. We believe that we can maximize our long-term performance best when the performance of our officers is motivated by equity-based awards that provide value based on our long-term performance. We have designed our long-term equity compensation plans to provide all of the members of our management, including our named executive officers, with equity incentives to foster the alignment of the interests of our officers with the interests of our stockholders. Our equity-based compensation plans provide the principal method by which our officers can acquire ownership of our common stock.

      The primary form of equity compensation that we have historically awarded to our officers, including our named executive officers, is stock options. Our compensation committee receives preliminary recommendations for periodic stock option grants from our chief executive officer for our officers other than himself. Our compensation committee then recommends stock option grants for all of our officers, including our chief executive officer, for approval by our board of directors.

      We have stock option plans that authorize us to grant options to purchase shares of our common stock to our employees, officers and directors. We have consistently followed the practice of granting stock options at an exercise price of the closing price of our common stock on NASDAQ on the date of grant.

THE OPERATION OF OUR COMPENSATION PROCESS

      Our compensation committee recommends all compensation and equity awards to our executive officers for final discretionary action by our board of directors. Our compensation committee, in recommending the annual compensation of our officers, including our named executive officers, to be established by our board of directors, reviews the performance and compensation of our officers. In assessing the performance of our named executive officers in relation to the objectives established by our board of directors, our compensation committee reviews specific achievements associated with attainment of the objectives, the degree of difficulty of the objectives and the extent to which significant unforeseen obstacles or favorable circumstances affected their performance.

      Our compensation committee recommends to our board of directors the base salaries, annual aggregate bonus amount and stock option grants to the members of our management. As part of its oversight of the compensation of our named executive officers, our compensation committee recommended the following compensation adjustments for 2007 for our named executive officers:

      - increases in base salaries of our named executive officers in 2007 that averaged 2.7% which our compensation committee considered an adjustment consistent with published information about CPI increases in the United States in 2007;

      - increases in individual bonus represented an increase which our compensation committee regarded as appropriate recognition of our named executives performance across a combination of qualitative and quantitative objectives during the performance period, and

      - continued grants of stock options at exercise prices at which we would be prepared to sell our common stock in the event we were to determine to raise additional capital because our compensation committee believes that our history of stock option grants has in fact been successful in motivating our named executive officers to achieve superior performance.