Form 10-K/A
period 2007-06-30
ESCALON MEDICAL CORP
filed 2007-10-30
CIK 862668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (AMENDMENT NO. 2)

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

      Mr. DePiano, Jr. was appointed Chief Operating Officer and General Counsel of the Company December 28, 2006. Mr. DePiano, Jr. joined the Company in November of 2000 as Vice President Corporate and Legal Affairs. Prior to joining Escalon, Mr. DePiano, Jr. worked with Forceno & Arangio, L.L.P., from September 1998 until November 2000 as a Senior Associate representing individual and business clients in various areas of the law including mergers and acquisitions, automotive dealership representation, family, small and emerging businesses, securities law, venture capital financing, consumer finance and general corporate and commercial matters. Prior to this Mr. DePiano, Jr. was in private law practice since 1992. He currently serves as 1st Vice President and as a member of the Board of Directors of the Delaware Valley Corporate Counsel Association ("DELVACCA"). Mr. DePiano, Jr. also serves as the Chairman of the Nominations Committee, Chairman of the Law School Initiative Committee and member of the Pro-Bono Committee of DELVACCA. He also is Vice Chairman of the Board of Directors of the Montgomery County Industrial Development Authority and is also a member of the Pennsylvania Bar Association.

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

                                     YEAR TERM
       CLASS III          DIRECTOR      WILL                      PRINCIPAL OCCUPATION DURING PAST FIVE
    NAME OF DIRECTOR        SINCE      EXPIRE    AGE                 YEARS AND CERTAIN DIRECTORSHIPS
-----------------------   --------   ----------  ---  -------------------------------------------------------------
Richard J. DePiano          1996       2008      66   Chairman and CEO of Escalon Medical Corp. since March 1997.
                                                      CEO of the Sandhurst Company, L.P. and Managing Director of
                                                      the Sandhurst Venture Fund since 1986; Chairman of the Board of Directors of PhotoMedex, Inc.

Jay L. Federman, M.D.       1996       2008      69   Dr. Federman is an ophthalmologist
                                                      subspecialing in the management of vitro-retinal diseases.
                                                      Dr. Federman's Directorships include the Research Department Wills Eye
                                                      Hospital from 1987 to 1995. Chief of Department Ophthalmology of the Medical
                                                      College of Pennsylvania from 1994 to 2004, Co-Director of Retina Service of
                                                      Wills Eye Hospital from 1991 to 1999 and a Director of the Vitro- Retinal
                                                      Research Foundation of Philadelphia. Chairman of the Board of Directors, of
                                                      the Company from February 1996 to March 1997.




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

      We rely on our judgment in making compensation decisions after reviewing our performance and the performance of our executives based on financial and operational objectives. We do not retain the services of any compensation consultants. Our named executive officers, Richard DePiano, Sr. and Robert O'Connor, do have employment, severance and change-of-control agreements. (See Employment Agreement below)

      For a number of years, we have maintained a cash incentive compensation program for our officers, including our named executive officers. The amount of the bonus is dependent upon several factors listed below including our financial results, sales growth and our profitability. Our compensation committee does not assign specific weights to these factors.

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

INSERT TAX MATTERS

                             EXECUTIVE COMPENSATION

         The following table shows the compensation paid during each of the three fiscal years ended June 30, 2007 for services rendered in all capacities to our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officer whose compensation exceeded $100,000 in the fiscal year ended June 30, 2007.

                           SUMMARY COMPENSATION TABLE

                                                                                                CHANGE IN
                                                                                              PENSION VALUE
                                                                                                   AND
            NAME                                                                               NONQUALIFIED
             AND                                                               NON-EQUITY        DEFERRED
          PRINCIPAL                                     STOCK      OPTION    INCENTIVE PLAN    COMPENSATION    ALL OTHER
          POSITION         YEAR    SALARY     BONUS     AWARDS     AWARDS     COMPENSATION       EARNINGS     COMPENSATION    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
RICHARD J. DEPIANO         2007   $317,700  $ 250,000     $ -     $ 23,207        $ -               $ -          $ 9200(1)   590,907
 CHAIRMAN AND CHIEF
 EXECUTIVE OFFICER

RICHARD J. DEPIANO, JR.    2007   $127,200  $  80,000     $ -     $  7,425        $ -               $ -          $    -     $214,625
 CHIEF OPERATING OFFICER
 AND GENERAL COUNSEL

ROBERT M. O'CONNOR         2007   $200,000  $  25,000     $ -     $      -        $ -               $ -          $    -     $225,000
 CHIEF FINANCIAL OFFICER

1) Includes payment by the Company of (i) in the case of Mr. DePiano, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

      The following table shows information with respect to options exercised during the year ended June 30, 2007 and held on June 30, 2007 by the persons named in the Summary Compensation Table and the status of their options at June 30, 2007.

                        OPTION EXERCISES AND STOCK VESTED

                                                 OPTION AWARDS                                     STOCK AWARDS
                                     NUMBER OF SHARES            VALUE REALIZED       NUMBER OF SHARES             VALUE REALIZED
            NAME                   ACQUIRED ON EXERCISE          UPON EXERCISE      ACQUIRED ON EXERCISE           UPON EXERCISE
---------------------------------------------------------------------------------------------------------------------------------
RICHARD J. DEPIANO
 CHAIRMAN AND CHIEF
 EXECUTIVE OFFICER                          -                          $-                    -                           $-

RICHARD J. DEPIANO, JR.
 CHIEF OPERATING OFFICER
 AND GENERAL COUNSEL                        -                          $-                    -                           $-

ROBERT M. O'CONNOR
 CHIEF FINANCIAL OFFICER                    -                          $-                    -                           $-

      No awards were made to any named executive officer during such fiscal year under any long-term incentive plan. The Company does not currently sponsor any defined benefit or actuarial plans.

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

      During the fourth quarter of fiscal 2005, we recorded as an expense in our Consolidated Statement of Income, $1,087,000, which represents the present value of the supplemental retirement benefits awarded.

      As Chief Operating Officer and General Counsel, Mr. DePiano, Jr. received an annual salary of $127,300.

      As Chief Financial Officer, Mr. O'Connor's annual base salary is $200,000. Mr. O'Connor has been granted stock options to purchase 60,000 shares of the Company's common stock, which are exercisable in full as of the June 30, 2006 grant date. The exercise price of these options is $5.05 per share. Mr. O'Connor pursuant to his offer letter will be entitled to a severance payment equal to his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.

Section 162(m) of the Code generally does not allow us a deduction for federal income tax purposes to the extent that we pay annual compensation to any of our executive officers named in the Summary Compensation Table in this proxy statement that is in excess of $1 million. However, compensation paid to such an executive officer that is paid pursuant to a performance-based plan is generally not subject to the Section 162(m) limitation. Although our compensation committee is aware of the Section 162(m) limitation, our compensation committee believes that it is equally important to maintain flexibility and the competitive effectiveness of the compensation of our named executive officers. Our compensation committee may, therefore, from time to time, authorize compensation that is not deductible for federal income tax purposes if our compensation committee believes it is in our best interests and the best interests of our stockholders to do so.

                     DISCUSSION OF ELEMENTS OF COMPENSATION

      Salary. Salaries for named executive officers are determined based on a variety of factors, including the executive's scope of responsibilities. Salaries are reviewed for our named executive officers once each year, and may be adjusted after considering the below factors and the named executive officer's performance.

      Annual Cash Bonus. In fiscal year 2007, named executive officers had the opportunity to earn a cash bonus. Bonuses are provided to reward achieving business results against individual annual performance commitments and to deliver cash as part of an overall compensation package that is competitive in the marketplace.

      The Compensation Committee determines bonuses in its discretion based on performance across a combination of qualitative and quantitative objectives during the performance period. Working with our chief executive officer, each named executive officer establishes these objectives annually. The chief executive officer establishes his goals in consultation with the Board. The goals used to determine bonuses vary for each executive based on his responsibilities and may include financial or strategic measures, including:

   -  revenue,

   -  profitability,

   -  innovation,

   -  product development and implementation,

   -  quality,

   -  customer satisfaction,

   -  customer acceptance,

   -  organizational and leadership,

   -  strategic planning and development,

   -  operations excellence, and

   -  efficiency and productivity.

      For named executive officers other than the chief executive officer, the chief executive officer recommends individual bonus payments based on the executive's performance against his goals for the year. The Compensation Committee considers the recommendations and makes a final decision on the bonus payments.

     For Mr. DePiano, the Compensation Committee recommends a bonus payment to the independent members of the Board. In making this recommendation, the Compensation Committee considers the performance evaluation of Mr. DePiano. The Board considers the Committee's recommendation and Mr. DePiano's performance evaluation in determining the bonus for Mr. DePiano.

REPORT OF OUR COMPENSATION COMMITTEE

      The following report of our compensation committee does not constitute proxy solicitation material and shall not be deemed filed or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this compensation committee report by reference therein.

      Our compensation committee held a joint meeting with the board of directors of the company. The committee reviewed and discussed the compensation discussion and analysis that appears under the caption "Executive Compensation" with management.

      Based on the review and discussion by our compensation committee with management, the members of our compensation committee then held a meeting at which they recommended to our board of directors that our board of directors approve the inclusion of the compensation disclosure and analysis set forth in this 10-K/A under the caption "Executive Compensation" for filing with the SEC report on Form 10-K/A for the year ended June 30, 2007 for filing with the SEC.

Lisa A. Napolitano
William L.G. Kwan
Anthony J. Coppola

October 29, 2007

                            COMPENSATION OF DIRECTORS

None of the Company's directors were paid any directors fees by the Company during the fiscal year ended June 30, 2007. Historically each non-employee director was issued stock options to purchase 10,000 shares of the Company's common stock. This year the Board discussed various alternatives to the issuance of stock options and has charged the Compensation Committee to present a report concerning directors' fees. Directors are reimbursed for expenses incurred in connection with attending meetings of the Board and Board Committees.

                              DIRECTOR COMPENSATION

                                                                    CHANGE IN
                                                                  PENSION VALUE
                                                                       AND
                        FEES                                       NONQUALIFIED
                       EARNED                       NON-STOCK        DEFERRED
                       OR PAID  STOCK    OPTION   INCENTIVE PLAN    COMPENSATION     ALL OTHER
       NAME            IN CASH  AWARDS   AWARDS    COMPENSATION       EARNINGS     COMPENSATION   TOTAL
---------------------  -------  ------  --------  --------------  --------------  -------------  --------
WILLIAM L.G. KWAN      $     -  $    -  $ 24,754  $            -  $            -  $           -  $ 24,754

ANTHONY J. COPPOLA     $     -  $    -  $ 24,754  $            -  $            -  $           -  $ 24,754

LISA A. NAPOLITANO     $     -  $    -  $ 24,754  $            -  $            -  $           -  $ 24,754

FRED G. CHOATE         $     -  $    -  $ 24,754  $            -  $            -  $           -  $ 24,754

RICHARD J. DEPIANO     $     -  $    -      $-    $            -  $            -  $           -  $      -

JAY L. FEDERMAN, M.D.  $     -  $    -  $ 24,754  $            -  $            -  $           -  $ 24,754

      The following table details grants of plan based awards for the fiscal year ended June 30, 2007:

                           GRANTS OF PLAN-BASED AWARDS

                                                                                      ALL
                                                                                     OTHER                           GRANT
                              ESTIMATED FUTURE PAYOUTS    ESTIMATED FUTURE PAYOUTS   STOCK    ALL OTHER               DATE
                             UNDER NON-EQUITY INCENTIVE  UNDER NON-EQUITY INCENTIVE  AWARDS:   OPTIONS                FAIR
                                    PLAN AWARDS                  PLAN AWARDS         NUMBER    AWARDS:    EXERCISE   VALUE
                                                                                       OF     NUMBER OF   OR BASE   OF STOCK
                                                                                      SHARES  SECURITIES   PRICE OF    AND
                           GRANT                                                    OF STOCK  UNDERLYING   OPTION    OPTION
             NAME          DATE  THRESOLD TARGET MAXIMUM THRESOLD TARGET  MAXIMUM   OR UNITS   OPTIONS     AWARDS    AWARDS
-------------------------- ----- -------- ------ ------- -------- ------ ---------- -------- ------------ --------- --------
RICHARD J. DEPIANO          2007 $      - $    - $     - $      - $    - $        -        -       25,000 $    2.65 $61,886
 CHAIRMAN AND CHIEF
 EXECUTIVE OFFICER

RICHARD J. DEPIANO, JR.     2007 $      - $    - $     - $      - $    - $        -        -       20,000 $    2.65 $49,509
 CHIEF OPERATING OFFICER
 AND GENERAL COUNSEL

ROBERT M. O'CONNOR          2007 $      - $    - $     - $      - $    - $        -        -            - $       - $      -
 CHIEF FINANCIAL OFFICER

     The following table the outstanding equity awards as of June 30, 2007:

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                                     OPTION AWARDS                                       STOCK AWARDS
                            -------------------------------------------------------------  -----------------------------------------
                                                                                                                 EQUITY     EQUITY
                                                                                                               INCENTIVE   INCENTIVE
                                                                                                                 PLAN        PLAN
                                                                                                                AWARDS:    AWARDS:
                                                            PLAN                                                NUMBER     MARKET OR
                                                         INCENTIVE                          NUMBER    MARKET      OF        PAYOUT
                                                           PLAN                            OF STOCK  VALUE OF  UNEARNED    VALUE OF
                                                          AWARDS:                           SHARES    SHARES    SHARES,    UNEARNED
                                                         NUMBER OF                         OR UNITS  OR UNITS  UNITS OR    SHARES,
                                                        SECURITIES                         OF STOCK  OF STOCK    OTHER     UNITS OR
                                    NUMBER OF           UNDERLYING                           THAT     THAT      RIGHTS      OTHERc
                               SECURITIES UNDERLYING    UNEXERCISED   OPTION     OPTION      HAVE      HAVE      THAT       RIGHTS
                                UNEXERCISED OPTIONS      UNEARNED    EXERCISE  EXPIRATION    NOT       NOT     HAVE NOT   THAT HAVE
NAME                        EXERCISABLE  UNEXERCISABLE    OPTIONS      PRICE      DATE      VESTED    VESTED    VESTED    NOT VESTED
-------------------------   -----------  -------------  -----------  --------  ----------  --------  --------  ---------  ----------
RICHARD J. DEPIANO            41,480             -             -      $ 2.13    8/12/2008     -         -         -            -
 CHAIRMAN AND CHIEF           45,000             -             -      $ 2.38    11/1/2010     -         -         -            -
 EXECUTIVE OFFICER            50,000             -             -      $ 2.77    11/1/2011     -         -         -            -
                              10,417             -             -      $ 1.45    8/13/2012     -         -         -            -
                              25,000             -             -      $ 6.94   11/10/2013     -         -         -            -
                              25,000             -             -      $ 6.19    8/17/2014     -         -         -            -
                              40,000             -             -      $ 8.06    8/16/2015     -         -         -            -
                               7,600        12,400        12,400      $ 2.65    11/9/2016     -         -         -            -
                              ------        ------        ------      ------    ---------    --       ---       ---          ---

RICHARD J. DEPIANO, JR.          700             -             -      $ 2.38    11/2/2010     -         -         -            -
 CHIEF OPERATING OFFICER       1,100             -             -      $ 2.77    11/1/2011     -         -         -            -
 AND GENERAL COUNSEL           3,567             -             -      $ 1.45    8/13/2012     -         -         -            -
                              10,000             -             -      $ 6.94   11/10/2013     -         -         -            -
                              25,000             -             -      $ 6.19    8/17/2014     -         -         -            -
                              20,000             -             -      $ 8.06    8/16/2015     -         -         -            -
                               3,000        17,000        17,000      $ 2.65    11/9/2016     -         -         -            -
                              ------        ------        ------      ------    ---------    --       ---       ---          ---

ROBERT M. O'CONNOR            60,000             -             -      $ 5.05    6/29/2016     -         -         -            -
 CHIEF FINANCIAL OFFICER

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

                                 STOCK OWNERSHIP

      The following table shows the amount and percentage of our outstanding common stock beneficially owned by each director, each nominee for director, each executive officer named in the Summary Compensation Table, persons or groups who beneficially own more than 5% of our outstanding common stock and all of our executive officers and directors as a group as of September 30, 2007.

                           BENEFICIAL OWNERSHIP TABLE

                                         AMOUNT OF              AMOUNT OF
                                         BENEFICIAL             BENEFICIAL
                                         OWNERSHIP             OWNERSHIP OF     AMOUNT
NAME AND ADDRESS OF 5% BENEFICIAL           OF                    SHARES     OF AGGREGATE   AGGREGATE
OWNERS AND OFFICERS, DIRECTORS AND      OUTSTANDING  PERCENT    UNDERLYING    BENEFICIAL   PERCENT OF
GROUP                                    SHARES(1)   OF CLASS    OPTIONS      OWNERSHIP      CLASS
-------------------------------------   -----------  --------  ------------  ------------  ----------
Richard J. DePiano                        144,278     2.27%     236,897        381,175       5.87%
Fidelity Management & Research Co.        585,100     9.16%           -        585,100       9.16%
Barclays Global Investors, N.A.           383,072      6.0%
Richard J. DePiano, Jr.                       206        -       60,367         60,573        .95%
Robert O'Connor                                 -                60,000         60,000        .94%
Jay L. Federman, MD                        12,072     0.19%      45,000         57,072       0.89%
William L. Kwan                                 -     0.00%      50,000         50,000       0.78%
Fred G. Choate                                  -     0.00%      10,000         10,000       0.16%
Anthony J. Coppola                              -     0.00%      25,000         25,000       0.39%
Lisa A. Napolitano                              -     0.00%      22,000         22,000       0.34%
All Directors and executive officers
  As a group (7 persons)                  144,484     2.26%     557,264        701,748      10.99%

*     Less than 1%

(1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person's spouse, or individually by his or her spouse.

      No shares held by the board of directors or named executive officers are pledged.

The following table shows Securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     NUMBER OF
                                                                                    SECURITIES
                                         NUMBER OF                               REMAINING AVAILABLE
                                      SECURITIES TO BE                           FOR FUTURE ISSUANCE
                                        ISSUED UPON       WEIGHTED-AVERAGE          UNDER EQUITY
                                        EXERCISE OF       EXERCISE PRICE OF         COMPENSATION
                                        OUTSTANDING          OUTSTANDING          PLANS (EXCLUDING
                                     OPTIONS, WARRANTS    OPTIONS, WARRANTS     SECURITIES REFLECTED
                                         AND RIGHTS          AND RIGHTS             N COLUMN (a))
           PLAN CATEGORY                    (a)                  (b)                     (c)
----------------------------------   -----------------    -----------------    ---------------------
Equity compensation plans approved
by security holders                      920,685             $5.728                  360,667

Equity compensation plans not
approved by security holders             120,000             $15.60                     -0-

  TOTAL                                1,040,685                                   360,667

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PERSON TRANSACTIONS

      We recognize that related person transactions present a heightened risk of conflicts of interest and can create the appearance of a conflict of interest. Therefore, all proposed related person transactions are disclosed to the board of directors before we enter into the transaction, and, if the transaction continues for more than one year, the continuation is reviewed annually by the board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. Mayer Hoffman McCann, our independent public accountants, billed us $147,500 and $106,300 in total for the fiscal years ended June 30, 2007 and 2006, respectively in connection with the audit of our annual consolidated financial statements.

Audit Related Fees. We did not pay any audit related fees to Mayer Hoffman McCann during fiscal years ended June 30, 2007 and 2006.


Tax Fees. We did not pay any fees to Mayer Hoffman McCann for tax services during the fiscal years ended June 30, 2007 and 2006.

All Other Fees. We did not pay any fees to Mayer Hoffman McCann for all other services during the fiscal years ended June 30, 2007 and 2006.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  October 29, 2007