Form 10-Q
period 2007-09-30
ESCALON MEDICAL CORP
filed 2007-11-14
CIK 862668

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,389,315 shares of common stock, $0.001 par value, outstanding as of November 6, 2007.

                              ESCALON MEDICAL CORP.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

Part I. Financial Information

   Item 1. Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2007
           (Unaudited) and June 30, 2007                                       2

           Condensed Consolidated Statements of Income for the three-
           month periods ended September 30, 2007 and 2006 (Unaudited)         3

           Condensed Consolidated Statements of Cash Flows for the three-
           month periods ended September 30, 2007 and 2006 (Unaudited)         4

           Condensed Consolidated Statement of Shareholders' Equity for the
           three-month period ended September 30, 2007 (Unaudited)             5

           Condensed Consolidated Statement of Other Comprehensive Income
           (Loss) for the three-month periods ended September 30, 2007 and
           2006 (Unaudited)                                                    6

           Notes to the Condensed Consolidated Financial Statements            7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12

   Item 3. Quantitive and Qualitative Disclosures about Market Risk           22

   Item 4. Controls and Procedures                                            23

Part II. Other Information

   Item 1. Legal Proceedings                                                  23

   Item 1A Risk Factors                                                       24

   Item 6. Exhibits                                                           24

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     JUNE 30,
                                                      2007           2007
                                                 -------------   ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                     $  7,628,173    $  8,879,462
   Accounts receivable, net                         4,516,354       4,653,073
   Inventory, net                                   7,472,252       7,761,370
   Other current assets                               273,847         469,107
                                                 ------------    ------------
      TOTAL CURRENT ASSETS                         19,890,626      21,763,012
                                                 ------------    ------------
Furniture and equipment, net                          899,122         873,191
Goodwill                                           21,072,260      21,072,260
Trademarks and trade names, net                       620,106         620,106
Patents, net                                          199,297         216,228
Covenant not to compete and customer list, net        302,698         326,860
Other assets                                          275,008         145,556
                                                 ------------    ------------
   TOTAL ASSETS                                  $ 43,259,117    $ 45,017,213
                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $     94,657    $    150,200
   Accounts payable                                 1,584,495       1,626,274
   Accrued expenses                                 1,891,654       2,748,133
                                                 ------------    ------------
      TOTAL CURRENT LIABILITIES                     3,570,805       4,524,607
Accrued post-retirement benefits                    1,087,000       1,087,000
                                                 ------------    ------------
   TOTAL LIABILITIES                                4,657,805       5,611,607
                                                 ------------    ------------
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued Common
   stock, $0.001 par value; 35,000,000 share
   authorized; 6,389,315 and 6,386,857 shares
   issued and outstanding at September 30,
   2007 and June 30, 2006, respectively                 6,390           6,387
Common stock warrants                               1,601,346       1,601,346
Additional paid-in capital                         66,065,419      66,045,050
Retained earnings                                 (29,036,615)    (28,207,824)
Accumulated other comprehensive (loss)                (35,228)        (39,353)
                                                 ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY                      38,601,312      39,405,606
                                                 ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 43,259,117    $ 45,017,213
                                                 ============    ============

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                    2007         2006
                                                 ----------   ----------
NET REVENUES:
Product revenue                                  $6,833,350   $6,543,586
Other revenue                                    $   59,921      624,574
                                                 ----------   ----------
REVENUES, NET                                     6,893,271    7,168,160
                                                 ----------   ----------
COSTS AND EXPENSES:
   Cost of goods sold                            $3,922,586    3,630,380
   Research and development                      $  923,361      713,605
   Marketing, general and administrative         $2,939,908    3,555,900
                                                 ----------   ----------
      TOTAL COSTS AND EXPENSES                    7,785,855    7,899,885
                                                 ----------   ----------
LOSS FROM OPERATIONS                               (892,584)    (731,725)
                                                 ----------   ----------
OTHER (EXPENSE) AND INCOME:
   Equity in Ocular Telehealth Management, LLC      (34,111)     (18,543)
   Interest income                                  101,697       45,436
   Interest expense                                  (3,793)      (9,285)
                                                 ----------   ----------
      TOTAL OTHER INCOME                             63,793       17,608
                                                 ----------   ----------
NET (LOSS) BEFORE TAXES                            (828,791)    (714,117)
                                                 ----------   ----------
Provision for income taxes                                0            0
                                                 ----------   ----------
NET (LOSS)                                       $ (828,791)  $ (714,117)
                                                 ==========   ==========
BASIC NET (LOSS) PER SHARE                       $    (0.13)  $    (0.11)
                                                 ==========   ==========
DILUTED NET (LOSS) PER SHARE                     $    (0.13)  $    (0.11)
                                                 ==========   ==========
WEIGHTED AVERAGE SHARES - BASIC                   6,388,086    6,344,657
                                                 ==========   ==========
WEIGHTED AVERAGE SHARES - DILUTED                 6,388,086    6,344,657
                                                 ==========   ==========

            See notes to condensed consolidated financial statements

                  ESCALON MEDICAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                        -------------------------
                                                                            2007          2006
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                              $  (828,791)  $  (714,117)
Adjustments to reconcile net (loss) to net cash (used in)
   operating activities:
   Depreciation and amortization                                            145,083       135,279
   Compensation expense related to stock options                             12,934             0
   Loss on Ocular Telehealth Management, LLC                                 34,111        18,543
   Change in operating assets and liabilities:
      Accounts receivable, net                                              136,719      (237,802)
      Inventory, net                                                        289,118      (553,845)
      Other current and long-term assets                                     65,808      (181,490)
      Accounts payable, accrued and other liabilities                      (898,259)      251,364
                                                                        -----------   -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                         (1,043,277)   (1,282,068)
                                                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Ocular Telehealth Management, LLC                          (18,000)           --
   Purchase of fixed assets                                                (129,921)      (36,966)
                                                                        -----------   -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                           (147,921)      (36,966)
                                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term loans                                            (55,543)      (59,669)
Issuance of common stock - stock options                                      7,438             0
Income Tax Benefit from exercise of stock options                                 0        98,412
                                                                        -----------   -----------
         NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                (48,105)       38,743
                                                                        -----------   -----------
         Effect of exchange rate changes on cash and cash equivalents       (11,986)       49,621
                                                                        -----------   -----------
         NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,251,289)   (1,230,670)
                                                                        -----------   -----------
Cash and cash equivalents, beginning of period                            8,879,462     3,379,710
                                                                        -----------   -----------
Cash and cash equivalents, end of period                                $ 7,628,173   $ 2,149,040
                                                                        ===========   ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                                                           $     3,793   $     7,939
                                                                        ===========   ===========
Income taxes paid                                                       $         0   $         0
                                                                        ===========   ===========
Increase in unrealized appreciation on available for sale securities    $         0   $     8,910
                                                                        ===========   ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                    COMMON STOCK       COMMON      ADDITIONAL                       OTHER           TOTAL
                                ------------------      STOCK        PAID-IN      ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                  SHARES    AMOUNT    WARRANTS       CAPITAL        DEFICIT     INCOME (LOSS)       EQUITY
                                ---------   ------   ----------   ------------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2007        6,386,857   $6,387   $1,601,346   $ 66,045,050   $(28,207,824)    $(39,353)      $39,405,606
Net (loss)                                       0            0              0       (828,791)           0          (828,791)
Exercise of stock options
   of stock options                 2,458        3                       7,435                                         7,438
Compensation expense                             0            0         12,934              0            0            12,934
Foreign currency translation                     0            0              0              0        4,125             4,125
                                ---------   ------   ----------   ------------   ------------     --------       -----------
BALANCE AT SEPTEMBER 30, 2007   6,389,315   $6,390   $1,601,346   $ 66,065,419   $(29,036,615)    $(35,228)      $38,601,312
                                =========   ======   ==========   ============   ============     ========       ===========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS
                                   (UNAUDITED)

                                        THREE MONTHS
                                    ENDED SEPTEMBER 30,
                                   ---------------------
                                      2007        2006
                                   ---------   ---------
Net (loss)                         $(828,791)  $(714,117)
Change in unrealized gains on
   available for sale securities           0       8,910
Foreign currency translation           4,125     126,234
                                   ---------   ---------
COMPREHENSIVE (LOSS)               $(824,666)  $(578,973)
                                   =========   =========

            See notes to condensed consolidated financial statements

                     ESCALON MEDICAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          Escalon Medical Corp. ("Escalon" or the "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the "Company" collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. ("Sonomed"), Escalon Vascular Access, Inc. ("Vascular"), Escalon Digital Vision, Inc. ("EMI"), Escalon Holdings, Inc. ("EHI"), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc ("Drew") and its subsidiaries. All inter-company accounts and transactions have been eliminated.

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

          The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-K under the Securities Exchange Act of 1934 (the "Exchange Act"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.

2.   STOCK-BASED COMPENSATION

          In December 2004, the FASB issued SFAS No.123R ("SFAS No.123R") (revised 2004), "Share-Based Payments." SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. Prior to fiscal 2007 the Company was a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company was required to adopt this standard in its fiscal year beginning July 1, 2006. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings in future periods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend upon the level of share-based payments made in the future and the model the Company elects to utilize.

          As of September 30, 2007 and 2006, there was $114,118 and $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan. There was no unrecognized compensation cost on September 30, 2006 because the Company accelerated the vesting of all of its outstanding options effective June 30, 2006, and no stock options were issued during the three-month period ended September 30, 2006. The cost is expected to be recognized over a weighted average period of four years.

          Cash received from share option exercises under stock-based payment plans for the three months ended September 30, 2007 and 2006 was $7,435 and $0, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service." The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

3.   EARNINGS PER SHARE

          The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                          -----------------------
                                             2007         2006
                                          ----------   ----------
NUMERATOR:
   Numerator for basic and diluted
      earnings per share
   NET (LOSS)                             $ (828,791)  $ (714,117)
                                          ----------   ----------
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted average shares      6,388,086    6,344,657
   Effect of dilutive securities:
      Stock options and warrants                   0            0
   DENOMINATOR FOR DILUTED EARNINGS PER
      SHARE - WEIGHTED AVERAGE AND
                                          ----------   ----------
      ASSUMED CONVERSION                   6,388,086    6,344,657
                                          ----------   ----------

BASIC (LOSS) EARNINGS PER SHARE           $    (0.13)  $    (0.11)
                                          ==========   ==========

DILUTED (LOSS) EARNINGS PER SHARE         $    (0.13)  $    (0.11)
                                          ==========   ==========

          The impact of dilutive securities were omitted from the earnings per share calculation in 2007 and 2006 as they would reduce the loss per share (and thus were anti-dilutive).

4.   LEGAL PROCEEDINGS

INSTITUTE OF CHILD HEALTH

          Drew entered into a license agreement with the Institute of Child Health ("ICH") on May 10, 1993 to use ICH's intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was obligated to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew had failed to remit certain monies due under the license agreement and has sought an accounting to determine such amount due.

          The parties agreed to settle this matter in October 2007 for $23,304.

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

5.   SEGMENTAL INFORMATION

          During the three-month periods ended September 30, 2007 and 2006, the Company's operations were classified into five principal reportable business units that provide different products or services.

          Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

      SEGMENTAL STATEMENTS OF OPERATIONS (IN THOUSANDS)-THREE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006

                                                                                  MEDICAL/TREK/
                                    DREW             SONOMED         VASCULAR          EHI              EMI             TOTAL
                              ----------------  ----------------  --------------  --------------  --------------  ----------------
                                2007     2006     2007     2006    2007    2006    2007    2006    2007    2006     2007     2006
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
REVENUES, NET:
Product revenue               $ 3,035  $ 2,785  $ 2,233  $ 2,293  $  804  $  817  $  383  $  365  $  377  $  283  $ 6,832  $ 6,543
Other revenue                      60       70        0        0       0       0       0     555       0       0       60      625
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
TOTAL REVENUE, NET              3,095    2,855    2,233    2,293     804     817     383     920     377     283    6,892    7,168
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
COSTS AND EXPENSES:
Cost of goods sold              1,902    1,759    1,257    1,187     283     313     254     254     227     118    3,923    3,631
Research & Development            604      458      164       77      85      22      (2)     89      72      68      923      714
Marketing, General & Admin      1,004    1,383      812      807     408     530     559     755     157      80    2,940    3,555
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
TOTAL COSTS AND EXPENSES        3,509    3,600    2,233    2,071     776     865     811   1,098     456     266    7,785    7,900
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
(LOSS) INCOME FROM
   OPERATIONS                    (414)    (745)       0      222      28     (48)   (428)   (178)    (79)     17     (893)    (732)
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
OTHER (EXPENSE) AND
   INCOME:
Gain on sale of available
   for sale securities              0        0        0        0       0       0       0       0       0                0        0
Equity in OTM                       0        0        0        0       0       0     (34)    (19)      0              (34)     (19)
Interest income                     0        0        0        0       0       0     102      45       0              102       45
Interest expense                   (3)      (8)       0        0       0       0       0       0       0               (3)      (8)
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
TOTAL OTHER (EXPENSE) INCOME       (3)      (8)       0        0       0       0      68      26       0       0       65       18
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
(LOSS) INCOME BEFORE TAXES       (417)    (753)       0      222      28     (48)   (360)   (152)    (79)     17     (828)    (714)
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
Income taxes                        0        0        0        0       0       0       0       0       0       0        0        0
                              -------  -------  -------  -------  ------  ------  ------  ------  ------  ------  -------  -------
NET (LOSS) INCOME             $  (417) $  (753) $     0  $   222  $   28  $  (48) $ (360) $ (152) $  (79) $   17  $  (828) $  (714)
                              =======  =======  =======  =======  ======  ======  ======  ======  ======  ======  =======  =======
Depreciation and
   amortization               $    68  $    86  $     0  $     6  $    0  $   25  $    0  $   18          $   24  $    68  $   159
Assets                        $17,037  $17,404  $13,892  $13,784  $1,889  $2,101  $8,647  $3,092  $1,795  $1,843  $43,260  $38,224
Expenditures for
   long-lived assets          $    53  $    35  $     0  $     0  $    1  $    1  $    0  $    9          $    0  $    54  $    45

6.   RELATED-PARTY TRANSACTIONS

          The Company and a member of the Company's Board of Directors are founding and equal members of Ocular Telehealth Management ("OTM"). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM's initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through September 30, 2007, the Company has invested $306,000 in OTM, including $18,000 invested during the three-month period ended September 30, 2007. As of September 30, 2007, Escalon owned 37.7% of OTM. The Company provides administrative support functions to OTM. From inception through September 30, 2007, OTM had revenue of approximately $28,100 and incurred expenses of approximately $431,000.

          Two relatives of a senior executive officer have provided legal services as either an employee or a consultant to the Company. Richard DePiano, Jr. (son of the Chief Executive Officer ("CEO")) is Chief Operating Officer and General Counsel to the Company, Mr. DePiano's salary plus bonus for the three-month periods ended September 30, 2007 and 2006 were $31,364 and $30,900, respectively. Caryn Lindsey (daughter-in-law of the CEO) acted as a consultant and employee for the Company in 2006. For the three-month periods ended September 30, 2007 and 2006 Ms. Lindsey received consulting fees and salary of $0 and $16,250, respectively.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2006, the Financial Accounting Standards Board ("FASB"), issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company adopted the provisions of FIN 48 on July 31, 2007. As of the date of adoption, the 2003-2006 tax years remain subject to examination by major tax jurisdictions.

          As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of July 1, 2007, the Company had no unrecognized tax benefits that would affect its effective tax rate if recognized. At September 30, 2007, the Company also had no unrecognized tax benefits. If uncertain tax positions had been recorded, the Company would have recognized interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, no accrued interest related to uncertain tax positions has been recorded.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements. However, it does not expect the effect to be significant.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements. However, the Company does not expect the effect to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2007 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

EXECUTIVE OVERVIEW - THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company's performance and financial condition.

     - Product revenue increased approximately 4% during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. Revenue at Sonomed and Vascular decreased 3% and 2%, respectively, during the three-month period ended September 30, 2007 when compared to the same period last fiscal year. These decreases were offset by strong sales in the Company's Drew, Medical/Trek and EMI business units. Sales at Drew, Medical/Trek and EMI increased approximately 9%, 5% and 33%, respectively, during the three-month period ended September 30, 2007 compared to the same period last fiscal year.

     - Other revenue decreased approximately $565,000 or 90% during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. The decrease is attributable to decreased royalties received from the IntraLase License Agreement as a result of the settlement agreement between the Company and IntraLase dated February 27, 2007. Under the settlement agreement, IntraLase made a lump sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the company's ownership of all patents and intellectual property formerly licensed to IntraLase from the Company was obtained by IntraLase, and the license agreement has terminated. In addition, the payment from IntraLase satisfies all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company.

     - Cost of goods sold as a percentage of product revenue increased to approximately 57% of revenues during the three-month period ended September 30, 2007, as compared to approximately 55% of product revenue for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company's other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular and Medical/Trek and EMI business units during the three-month period ended September 30, 2007 was approximately 53% in the current period as compared to 51% in the same period last fiscal year.

     - Operating expenses decreased approximately 17% during the three-month period ended September 30, 2007 as compared to the same period in the prior fiscal year. During the three-month period ended September 30, 2007, the Company realized the full affect of the cost reduction plan implemented in the prior fiscal year. In addition, the prior period included higher than usual legal costs related to the then ongoing Intralase litigation.

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

          In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. ("EOI"), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultra-fast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, the Company changed its market focus and ceased developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. IntraLase undertook responsibility for funding and developing the laser technology through to commercialization. IntraLase began selling products related to the laser technology during fiscal 2002 and announced its initial public offering of its common stock in October 2004.

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

          On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2006. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments.

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

(LOSS) PER SHARE

          The Company computes net (loss) per share under the provisions of SFAS No. 128, Earnings per Share (SFAS 128), and Staff Accounting Bulletin, No. 98 (SAB 98).

          Under the provisions of SFAS 128 and SAB 98, basic and diluted net
(loss) per share is computed by dividing the net (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net (loss) per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

TAXES

          Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

          In determining (loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

          In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

          Through September 30, 2007, the Company has recorded a full valuation allowance against the Company's net operating losses due to the uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

          The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2007 and 2006. Table amounts are in thousands:

                    THREE-MONTH PERIOD ENDED
                          SEPTEMBER 30,
                   --------------------------
                    2007     2006    % CHANGE
                   ------   ------   --------
PRODUCT REVENUE:

Drew               $3,036   $2,786       9%
Sonomed             2,233    2,293      -3%
Vascular              804      817      -2%
Medical/Trek          383      365       5%
EMI                   377      283      33%
                   ------   ------     ---
TOTAL              $6,833   $6,544       4%
                   ======   ======     ===

          Consolidated product revenue increased approximately $289,000, or 4%, to $6,833,000 during the three-month period ended September 30, 2007 as compared to the same period last fiscal year.

          In the Drew business unit, product revenue increased $250,000, or 9%, as compared to the same period last fiscal year. The increase is primarily due to the introduction of the new FDA Trilogy instrument and increased reagent revenues generated from Drew's United Kingdom facility. Drew anticipates that its new D3 instrument will be ready for sale in the second quarter of fiscal 2008.

          Product revenue decreased $60,000, or 3%, at the Sonomed business unit as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company's new Vumax II ultrasound systems and by a decrease in domestic sales and in demand for the Company's pachymeter product.

          Product revenue decreased $13,000, or 2%, to $804,000 in the Vascular business unit during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily caused by a decrease in direct sales to end users by the Company's domestic sales team. Overall sales have remained flat as the existing Vascular product line has matured. Vascular anticipates introducing a combination ultrasound/doppler guided vascular access product during the second half of fiscal 2008.

          In the Medical/Trek business unit, product revenue increased $18,000, or 5%, to $383,000 during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. The increase in Medical/Trek product revenue is attributed to an increase in the sale of Medical/Trek's mature product line of Ispan Intraocular gases and fiber optic light sources.

          Product revenue increased $94,000, or 33%, in the EMI business unit when compared to the same period last year. This increase is due to the sale of digital imaging systems from the January 2006 acquisition of MRP.

          The following table presents consolidated other revenues by reportable business unit for the three-month periods ended September 30, 2007 and 2006. Table amounts are in thousands:

                 THREE-MONTH PERIOD ENDED
                      SEPTEMBER 30,
                 ------------------------
                   2007   2006    %CHANGE
                   ----   ----    -------
OTHER REVENUE:

Drew                $60   $ 70      -14%
Sonomed               0      0        0%
Vascular              0      0        0%
Medical/Trek          0    555     -100%
EMI                   0      0        0%
                    ---   ----     ----
TOTAL               $60   $625      -90%
                    ===   ====     ====

          Other revenue decreased by approximately $565,000, or 90%, to $60,000 during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. The decrease is primarily due to the settlement reached with IntraLase on February 27, 2007. Under the settlement agreement, IntraLase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between parties was dismissed, the parties exchanged general releases, the Company transferred to IntraLase its ownership of patents and intellectual property formerly licensed to IntraLase by the Company and the License Agreement was terminated. In addition, the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company. As such, $0 was received in the current period as compared to $555,000 in the same period last year. Royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew decreased by approximately $10,000 to $60,000 due to lower sales of Drew's products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

          The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2007 and 2006. Table amounts are in thousands:

                        THREE-MONTH PERIOD ENDED
                             SEPTEMBER 30,
                      ---------------------------
                       2007     %     2006     %
                      ------   ---   ------   ---
COST OF GOODS SOLD:

Drew                  $1,902    63%  $1,758    63%
Sonomed                1,257    56%   1,187    52%
Vascular                 283    35%     313    38%
Medical/Trek             254    66%     254    70%
EMI                      227    60%     118    42%

                      ------   ---   ------   ---
TOTAL                 $3,923    57%  $3,630    55%
                      ======   ===   ======   ===

          Consolidated cost of goods sold totaled approximately $3,923,000, or 57% of product revenue, for the three-month period ended September 30, 2007 as compared to $3,630,000, or 56% of product revenue, for the same period last fiscal year.

          Cost of goods sold in the Drew business unit totaled $1,902,000, or 63% of product revenue, for the three-month period ended September 30, 2007 as compared to $1,758,000, or 63% of product revenue, for the same period last fiscal year. The increase in the cost of goods sold of 8% corresponds to a like increase in sales of 9%. Drew's instrument and OEM sales historically have lower margins than the sales of reagents and controls, which are used to operate the instruments.

          Cost of goods sold in the Sonomed business unit totaled $1,257,000, or 56% of product revenue, for the three-month period ended September 30, 2007 as compared to $1,187,000, or 52% of product revenue, for the same period last fiscal year. The primary reason for the increase in cost of goods sold as a percentage of product revenue was a large increase in lower margin international sales combined with an overall decrease in unit sales in the higher margin domestic market on the Vumax II's as compared to the same period last year.

          Cost of goods sold in the Vascular business unit totaled $283,000, or 35% of product revenue, for the three-month period ended September 30, 2007 as compared to $313,000, or 38% of product revenue, for the same period last fiscal year. The Company experienced lower overtime and higher production efficiencies in the current period as compared to the prior period.

          Cost of goods sold in the Medical/Trek business unit totaled $254,000, or 66% of product revenue, during the three-month period ended September 30, 2007 as compared to $254,000, or 70% of product revenue, during the same period last fiscal year. Fluctuations in Medical/Trek cost of goods sold primarily emanates from product mix.

          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2007 and 2006. Table amounts are in thousands:

                                          THREE-MONTH PERIOD ENDED
                                               SEPTEMBER 30,
                                         --------------------------
                                          2007     2006    % CHANGE
                                         ------   ------   --------
MARKETING, GENERAL AND ADMINISTRATIVE:

Drew                                     $1,004   $1,384     -27%
Sonomed                                     812      807       1%
Vascular                                    408      530     -23%
Medical/Trek                                559      755     -26%
EMI                                         157       80      96%

                                         ------   ------     ---
TOTAL                                    $2,940   $3,556     -17%
                                         ======   ======     ===

          Consolidated marketing, general and administrative expenses decreased $616,000, or 17%, to $2,940,000 during the three-month period ended September 30, 2007 as compared to the same period last fiscal year.

          Marketing, general good and administrative expenses in the Drew business unit decreased $380,000 or 27%, to $1,004,000 as compared to the same period last fiscal year. The reduction is primarily related to the Company realizing the full affect of the cost reduction plan implemented in the prior fiscal year.

          Marketing, general and administrative expenses in the Sonomed business unit remained relatively constant increasing $5,000, or 1%, to $812,000 as compared to the same period last fiscal year.

          Marketing, general and administrative expenses in the Vascular business unit decreased $122,000, or 23%, to $408,000 as compared to the same period last fiscal year. The decrease is related primarily to a decrease of salaries, commissions and health insurance related to a decrease in headcount, a decrease in consulting fees for recruitment and a decrease in meeting/exhibit and marketing sample expenses due to less participation in shows and exhibits during the three month period ended September 30, 2007.

          Marketing, general and administrative expenses in the Medical/Trek business unit decreased $196,000, or 26%, to $559,000 as compared to the same period last fiscal year. The decrease is related to the high level of legal fees incurred during the prior fiscal period related to the then on going litigation with Intralase.

          Marketing, general and administrative expenses in the EMI business unit increased $77,000, or 96%, to $157,000 as compared to the same period last fiscal year. The increase is primarily related to marketing efforts related to increasing the sales of digital imaging systems acquired from the MRP acquisition by 33% over the prior period.

          The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-month periods ended September 30, 2007 and 2006. Table amounts are in thousands:

                            THREE MONTH PERIOD ENDED
                                 SEPTEMBER 30,
                            ------------------------
                             2007   2006    % CHANGE
                             ----   ----    --------
RESEARCH AND DEVELOPMENT:
Drew                         $604   $458        32%
Sonomed                       164     77       113%
Vascular                       85     22       286%
Medical/Trek                   (2)    89      -102%
EMI                            72     68         6%
                             ----   ----      ----
TOTAL                        $923   $714        29%
                             ====   ====      ====

     Consolidated research and development expenses increased $209,000, or 29%, to $923,000 during the three-month period ended September 30, 2007 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew, Sonomed and Vascular business units.

     Research and development expenses in the Drew business unit increased $146,000, or 32%, to $604,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with the development of several new hematology and diabetic instruments.

     Research and development expenses in the Sonomed business unit increased $87,000, or 113%, to $164,000 as compared to the same period last fiscal year. The increase is primarily due to additional salaries and benefits and consulting fees associated with upgrading and enhancing of existing products and continued research into new products.

     Research and development expenses in the Vascular business unit increased $63,000, or 286%, to $85,000 as compared to the same period last fiscal year. The increase is primarily due to additional prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular hopes to introduce in the second half of the current fiscal year.

     Research and development expenses in the Medical/Trek business unit decreased $91,000 to ($2,000) as compared to the same period last fiscal year. The decrease is primarily due to decreased salaries related to the full realization of the cost reduction initiatives implemented in the prior year.

     Research and development expenses in the EMI business unit increased $4,000, or 6%, to $72,000 as compared to the same period last fiscal year. The increase is related to the continued upgrading of our digital imaging product offering.

     The Company recognized a loss of $34,000 and $19,000 related to its investment in OTM during the three-month periods ended September 30, 2007 and 2006, respectively. Commencing July 1, 2006, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2006, the share of OTM's loss recognized by the Company was in direct proportion to the Company's ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See Note 6 of the notes to the condensed consolidated financial statements.)

     Interest income was $102,000 and $45,000 for the three-month periods ended September 30, 2007 and 2006, respectively. The increase was due to a combination of higher effective yields on investments and higher investable balances.

     Interest expense was $4,000 and $9,000 for the three-month periods ended September 30, 2007 and 2006, respectively. The decrease reflects the reduction in outstanding debt balance as of September 30, 2007 as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2007 are reflected in the following table (in thousands):

                                       SEPTEMBER 30,    JUNE 30,
                                            2007          2007
                                       -------------   ---------
CURRENT RATIO:
Current assets                           $  19,891     $  21,763
Less: Current liabilities                    3,571         4,525
                                         ---------     ---------
WORKING CAPITAL                          $  16,320     $  17,238
                                         =========     =========
CURRENT RATIO                             5.6 TO 1      4.8 TO 1
                                         =========     =========
DEBT TO TOTAL CAPITAL RATIO:
Notes payable and current maturities     $      95     $     150
Long-term debt                               1,087         1,087
                                         ---------     ---------
Total debt                               $   1,182     $   1,237
                                         ---------     ---------
Total equity                                38,601        39,406
                                         ---------     ---------
TOTAL CAPITAL                            $  39,783     $  33,100
                                         =========     =========
TOTAL DEBT TO TOTAL CAPITAL                    3.0%          3.7%
                                         ---------     ---------

WORKING CAPITAL POSITION

     Working capital decreased approximately $918,000 as of September 30, 2007, and the current ratio decreased to 5.6 to 1 from 4.8 to 1 when compared to June 30, 2007. The decrease in working capital was caused primarily by the loss from operations of approximately $829,000 and cash used to fund fixed asset additions of approximately $130,000.

CASH USED IN OPERATING ACTIVITIES

     During the three-month periods ended September 30, 2007 and 2006, the Company used approximately $1,043,000 and $1,282,000 of cash for operating activities. The net decrease in cash used for operating activities of approximately $239,000 for the three-month period ended September 30, 2007 as compared to the same period in the prior fiscal year is due primarily to the following factors:

     For the period ended September 30, 2007 the Company had a net loss of $829,000 and experienced net cash out flow from a decrease in accounts payable of $898,000. These cash out flows were partially offset by decreases in accounts receivable, inventory, other current and long-term assets and non-cash expenditures on depreciation and amortization of approximately $137,000, $289,000, $66,000 and $145,000, respectively. In the prior fiscal period the cash used in operating activities of $1,282,000 was related to net loss in the prior year of $714,000 and increases in accounts receivable and inventory of approximately $$238,000 and $554,000, respectively. These cash out flows were partially offset by an increase in accounts payable of $251,000.

CASH FLOWS USED IN INVESTING AND FINANCING ACTIVITIES

     Cash flows used in investing activities of $148,000 is related to fixed asset purchases during the three-month period ended September 30, 2007. The decrease in cash flows from investing activities from the prior fiscal period was $37,000. The change relates primarily to increased fixed asset purchases.

     Cash flows used in financing activities were approximately $48,000 during the three-month period ended September 30, 2007. During the period, the Company made scheduled long-term debt repayments of approximately $56,000 and had cash in-flow from the issuance of common stock options of approximately $7,000. The increase in cash flows from financing activities from the prior fiscal period was approximately $39,000, due to net cash out-flows of approximately $60,000 for scheduled long-term debt repayments and receiving an income tax benefit of $98,000 by amending its fiscal 2006 state tax returns to deduct the exercise of stock options during fiscal 2006.

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

     Drew has a long-term debt facility through the Texas Mezzanine Fund. The Texas Mezzanine Fund debt provides for interest at fixed rate of 8% per annum until July 1, 2006. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate will be adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 10.25% per annum and 8% per annum as of September 30, 2007 and June 30, 2007, respectively. Drew is required to pay the Texas Mezzanine Fund 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note is due in June 2008 and is secured by certain assets of Drew. The outstanding balance as of September 30, 2007 was approximately $95,000.

     The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., was payable in monthly principal installments of $8,333 plus interest at a fixed rate of 5.00% per annum. The Symbiotics, Inc. term debt was paid off during the period ended September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2007 and 2006.

     The following table presents the Company's contractual obligations as of September 30, 2007 (interest is not included in the table as it is immaterial):

                                          LESS THAN
                                TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS
                             ----------   ---------   ----------   ---------
Long-term debt               $   94,657    $ 94,657           --          --
Operating lease agreements   $2,746,090    $657,452   $1,378,755    $709,883
TOTAL                        $2,840,747    $752,109   $1,378,755    $709,883

FORWARD-LOOKING STATEMENT ABOUT SIGNIFICANT ITEMS LIKELY TO IMPACT LIQUIDITY

     On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company's exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the remaining Drew shares during fiscal 2006. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew's market position. As of September 30, 2006, the Company has loaned approximately $16,725,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The table below provides information about the Company's financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of September 30, 2007 were variable at prime plus 4%, currently 10.25% per annum, on the Texas Mezzanine Fund debt.

                                 2008
                            --------------
Texas Mezzanine Fund Note   $      94,657
   Interest rate             Prime Plus 4%
                            -------------
TOTAL                       $      94,657
                            =============

EXCHANGE RATE RISK

     Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars, and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew's product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2007 and 2006, Drew recorded approximately $884,000 and $325,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended September 30, 2007 and 2006, Drew incurred approximately $911,000 and $1,265,000, respectively, of expense denominated in United Kingdom Pounds. The Company's Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.

                                 THREE MONTHS ENDED
                      ---------------------------------------
TOTAL FOREIGN SALES   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
-------------------   ------------------   ------------------
DREW UK                     884,000              325,000

                                 THREE MONTHS ENDED
                      ---------------------------------------
EXPENSES              SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
--------              ------------------   ------------------
DREW UK                     911,000             1.265,000

     The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

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

     Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2007 the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)  INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See note 5 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

ITEM 1A. RISK FACTORS

     There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the period ended June 30, 2007.

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

                                        ESCALON MEDICAL CORP.
                                        (Registrant)


Date: November 14, 2007                 By: /s/ Richard J. DePiano
                                            ------------------------------------
                                            Richard J. DePiano
                                            Chairman and Chief
                                            Executive Officer


Date: November 14, 2007                 By: /s/ Robert O'Connor
                                            ------------------------------------
                                            Robert O'Connor
                                            Chief Financial Officer