Form 10-Q
period 2007-12-31
ESCALON MEDICAL CORP
filed 2008-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	33-0272839 (I.R.S. Employer Identification No.)

565 East Swedesford Road, Suite 200 Wayne, PA (Address of principal executive offices)	19087 (Zip code)
(610) 688-6830
(Registrant’s telephone number, including area code)
N/A
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,389,315 shares of common stock, $0.001 par value, outstanding as of February 8, 2008.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,527,023	$8,879,462
Accounts receivable, net	4,636,152	4,653,073
Inventory, net	7,621,515	7,761,370
Other current assets	278,947	469,107

Total current assets	20,063,637	21,763,012

Furniture and equipment, net	946,202	873,191
Goodwill	21,072,260	21,072,260
Trademarks and trade names, net	620,106	620,106
Patents, net	183,544	216,228
Covenant not to compete and customer list, net	278,536	326,860
Other assets	127,839	145,556

Total assets	$43,292,124	$45,017,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,552	$150,200
Accounts payable	1,979,115	1,626,274
Accrued expenses	2,098,245	2,748,133

Total current liabilities	4,131,912	4,524,607
Accrued post-retirement benefits	1,087,000	1,087,000

Total liabilities	5,218,912	5,611,607

Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued Common stock, $0.001 par value; 35,000,000 share authorized; 6,389,315 and 6,386,857 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	6,390	6,387
Common stock warrants	1,601,346	1,601,346
Additional paid-in capital	66,225,396	66,045,050
Retained earnings	(29,675,961)	(28,207,824)
Accumulated other comprehensive (loss)	(83,959)	(39,353)

Total shareholders’ equity	38,073,212	39,405,606

Total liabilities and shareholders’ equity	$43,292,124	$45,017,213

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Net revenues:
Product revenue	$7,449,626	$7,033,860	$14,282,976	13,577,446
Other revenue	45,454	602,880	105,375	1,227,454

Revenues, net	7,495,080	7,636,740	14,388,351	14,804,900

Costs and expenses:
Cost of goods sold	3,951,607	3,878,214	7,874,193	7,508,594
Research and development	876,750	1,080,950	1,800,111	1,794,555
Marketing, general and administrative	3,372,353	3,144,611	6,312,261	6,700,511

Total costs and expenses	8,200,710	8,103,775	15,986,565	16,003,660

Loss from operations	(705,630)	(467,035)	(1,598,214)	(1,198,760)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(16,611)	(12,155)	(50,722)	(30,698)
Interest income	85,391	13,498	187,088	58,934
Interest expense	(2,496)	(5,654)	(6,289)	(14,939)

Total other income	66,284	(4,311)	130,077	13,297

Net (loss) before taxes	(639,346)	(471,346)	(1,468,137)	(1,185,463)

Benefit from income taxes	—	(1,243)	0	(1,243)

Net (loss)	$(639,346)	$(470,103)	$(1,468,137)	$(1,184,220)

Basic net (loss) per share	$(0.10)	$(0.07)	$(0.23)	$(0.19)

Diluted net (loss) per share	$(0.10)	$(0.07)	$(0.23)	$(0.19)

Weighted average shares — basic	6,389,315	6,347,972	6,388,701	6,346,315

Weighted average shares — diluted	6,389,315	6,347,972	6,388,701	6,346,315

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net (loss)	$(1,468,137)	$(1,184,220)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	296,328	282,082
Compensation expense related to stock options	172,911	123,774
Loss on Ocular Telehealth Management, LLC	50,722	30,698
Change in operating assets and liabilities:
Accounts receivable, net	16,921	(644,752)
Inventory, net	139,855	(1,149,054)
Other current and long-term assets	62,320	152,349
Accounts payable, accrued and other liabilities	(297,047)	700,201

Net cash (used in) operating activities	(1,026,127)	(1,688,921)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(33,000)	—
Purchase of fixed assets	(142,880)	(61,329)

Net cash (used in) investing activities	(175,880)	(61,329)

Cash Flows from Financing Activities:
Principal payments on term loans	(95,648)	(108,457)
Issuance of common stock — stock options	7,438	141,037

Net cash (used in)/provided by financing activities	(88,210)	32,580

Effect of exchange rate changes on cash and cash equivalents	(62,222)	(92,899)

Net (decrease) in cash and cash equivalents	(1,352,439)	(1,810,568)

Cash and cash equivalents, beginning of period	8,879,462	3,379,710

Cash and cash equivalents, end of period	$7,527,023	$1,569,142

Supplemental Schedule of Cash Flow Information:

Interest paid	$6,289	$14,939

Income taxes paid	$0	$(98,412)

Increase in unrealized appreciation on available for sale securities	$0	$8,910

Reclassification of other current assets to fixed assets	$145,559	$0

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity

Balance at June 30, 2007	6,386,857	$6,387	$1,601,346	$66,045,050	$(28,207,824)	$(39,353)	$39,405,606

Net (loss)		0	0	0	(1,468,137)	0	(1,468,137)
Exercise of stock options	2,458	3	0	7,435	0	0	7,438
Compensation expense		0	0	172,911	0	0	172,911
Foreign currency translation		0	0	0	0	(44,606)	(44,606)

Balance at September 30, 2007	6,389,315	$6,390	$1,601,346	$66,225,396	$(29,675,961)	$(83,959)	$38,073,212

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Net (loss)	$(639,346)	$(470,103)	$(1,468,137)	$(1,184,220)
Change in unrealized gains on available for sale securities	0	0	0	8,910
Foreign currency translation	(48,731)	(21,398)	(44,606)	$104,836

Comprehensive (loss)	$(688,077)	$(491,501)	$(1,512,743)	$(1,070,474)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Digital Vision, Inc. (“EMI”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All inter-company accounts and transactions have been eliminated.
          The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”) and other regulatory authorities. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.
          The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2007 Annual Report on Form 10-K under the Securities Exchange Act of 1934 (the “Exchange Act”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.
2. Stock-Based Compensation
          In December 2004, the FASB issued SFAS No.123R (“SFAS No.123R”) (revised 2004), “Share-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25, which requires the Company to expense share-based payments, including employee stock options. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that the optionee provides service in exchange for the award. Prior to fiscal 2007 the Company was a small business issuer as defined in Item 10 of Regulation S-B. As a result, the Company was required to adopt this standard in its fiscal year beginning July 1, 2006.
          As of December 31, 2007 and 2006 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $292,215 and $152,920, respectively. The cost is expected to be recognized over a weighted average period of four years. For the six-month periods ended December 31, 2007 and 2006, $30,457 and $0 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the six months ended December 31, 2007 and 2006 was $7,438 and $42,625, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and six-month periods ended December 31, 2007 and 2006, $141,454 and $123,772 was recorded as compensation expense, respectively.
3. Earnings Per Share
          The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(639,346)	$(470,103)	$(1,468,137)	$(1,184,220)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,389,315	6,347,972	6,388,701	6,346,315
Effect of dilutive securities:
Stock options and warrants	0	0	0	0

Denominator for diluted earnings per share — weighted average and assumed conversion	6,389,315	6,347,972	6,388,701	6,346,315

Basic (loss) earnings per share	$(0.10)	$(0.07)	$(0.23)	$(0.19)

Diluted (loss) earnings per share	$(0.10)	$(0.07)	$(0.23)	$(0.19)

          The impact of dilutive securities was omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share (anti-dilutive).

4. Legal Proceedings
Institute of Child Health
          Drew entered into a license agreement with the Institute of Child Health (“ICH”) on May 10, 1993 to use ICH’s intellectual property to manufacture, lease, sell, use and sublicense certain products and all related consumables used therein in the testing of blood and fluids. Under the license agreement Drew was obligated to pay royalties to ICH on the products and consumables. On January 23, 2006, the Company received a letter from ICH alleging that Drew had failed to remit certain monies due under the license agreement and has sought an accounting to determine such amount due.
          The parties agreed to settle this matter in October 2007 for a payment by the Company to ICH of $23,304.
Other Legal Proceedings
          The Company, from time to time, is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have included intellectual property disputes, contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company’s business, financial condition or results of operations.

5. Segmental Information
          During the three-month and six-month periods ended December 31, 2007 and 2006, the Company’s operations were classified into five principal reportable business units that provide different products or services.
          Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

	Segmental Statements of Operations (in thousands) - Three months ended December 31, 2007 and 2006
	Drew		Sonomed		Vascular		Medical/Trek/EHI		EMI		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

Revenues, net:
Product revenue	$3,154	$2,717	$2,529	$2,732	$876	$796	$331	$379	$560	$411	$7,450	$7,035
Other revenue	$45	$55	$0	$0	$0	$0	$0	$547	$0	$0	$45	$602

Total revenue, net	3,199	2,772	2,529	2,732	876	796	331	926	560	411	$7,495	$7,637

Costs and expenses:
Cost of goods sold	$1,942	$1,922	$1,209	$1,220	$351	$305	$212	$245	$237	$186	$3,951	$3,878
Research & Development	590	875	176	84	44	36	0	2	67	83	$877	$1,080
Marketing, General & Admin	1,283	1,277	895	762	425	412	629	582	140	113	$3,372	$3,146

Total costs and expenses	3,815	4,074	2,280	2,066	820	753	841	829	444	382	8,200	$8,104

(Loss) income from operations	(616)	(1,302)	249	666	56	43	(510)	97	116	29	(705)	$(467)

Other (expense) income:
Equity in OTM	$0	$0	$0	$0	$0	$0	$(17)	$(12)	$0	$0	$(17)	$(12)
Interest income	$0	$0	$0	$0	$0	$0	$85	$14	$0	$0	$85	$14
Interest expense	$(2)	$(6)	$0	$0	$0	$0	$0	$0	$0	$0	$(2)	$(6)

Total other (expense) income	(2)	(6)	0	0	0	0	68	2	0	0	66	$(4)

(Loss) income before taxes	(618)	$(1,309)	$249	$666	$56	$43	$(440)	$101	$116	$29	(639)	$(470)
Income taxes	$0	$0	0	0	0	0	0	(1)			0	$(1)

Net (loss) income	$(618)	$(1,309)	$249	$666	$56	$43	$(440)	$102	$116	$29	$(639)	$(469)

Depreciation and amortization	$81	$56	$8	$5	$16	$11	$24	$23	$53	$28	$182	$123
Assets	$17,310	$17,325	$12,549	$14,099	$1,687	$4,034	$10,135	$1,590	$1,611	$1,069	$43,292	$38,117
Expenditures for long-lived assets	$10	$35	$0	$0	$51	$0	$27	$0	$0	$0	$89	$35

	Segmental Statements of Operations (in thousands) — Six months ended December 31, 2007 and 2006
	Drew		Sonomed		Vascular		Medical/Trek/EHI		EMI		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

Revenues, net:
Product revenue	$6,189	$5,502	$4,762	$5,025	$1,680	$1,613	$716	$744	$937	$694	$14,284	$13,578
Other revenue	105	125	0	0	0	0	0	1,102	0	0	105	1,227

Total revenue, net	6,294	5,627	4,762	5,025	1,680	1,613	716	1,846	937	694	14,389	14,805

Costs and expenses:
Cost of goods sold	3,844	3,681	2,466	2,407	634	618	466	499	464	304	7,874	7,509
Research & Development	1,192	1,333	340	161	129	58	0	91	139	151	1,800	1,794
Marketing, General & Admin	2,287	2,660	1,707	1,569	833	942	1,188	1,337	297	193	6,312	6,701

Total costs and expenses	7,323	7,674	4,513	4,137	1,596	1,618	1,654	1,927	900	648	15,986	16,004

(Loss) income from operations	(1,029)	(2,047)	249	888	84	(5)	(938)	(81)	37	46	(1,597)	(1,199)

Other (expense) and income:
Equity in OTM	0	0	0	0	0	0	(51)	(31)	0	0	(51)	(31)
Interest income	0	0	0	0	0	0	187	59	0	0	187	59
Interest expense	(6)	(15)	0	0	0	0	0	0	0	0	(6)	(15)

Total other (expense) income	(6)	(15)	0	0	0	0	136	28	0	0	130	13

(Loss) income before taxes	(1,035)	(2,062)	249	888	84	(5)	(802)	(53)	37	46	(1,467)	(1,186)

Income taxes	0	0	0	0	0	0	0	(2)	0	0	0	(2)

Net (loss) income	$(1,035)	$(2,062)	$249	$888	$84	$(5)	$(802)	$(51)	$37	$46	$(1,467)	$(1,184)

Depreciation and amortization	$149	$142	$18	$11	$25	$36	$46	$41	$58	$52	$296	$282
Assets	$17,310	$17,325	$12,549	$14,099	$1,687	$4,034	$10,135	$1,590	$1,611	$1,069	$43,292	$38,117
Expenditures for long-lived assets	$63	$59	$0	$0	$52	$0	$27	$2	$0	$0	$143	$61
6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through December 31, 2007, the Company has invested $321,000 in OTM, including $33,000 invested during the six-month period ended December 31, 2007. As of December 31, 2007, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. From inception through December 31, 2007, OTM had revenue of approximately $28,100 and incurred expenses of approximately $465,000.
7. Recently Issued Accounting Standards
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2003-2006 tax years remain subject to examination by major tax jurisdictions.
          As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of July 1, 2007, the Company had no unrecognized tax benefits that would affect its effective tax rate if recognized. At December 31, 2007, the Company also had no unrecognized tax benefits. If uncertain tax positions had been recorded, the Company would have recognized interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, no accrued interest related to uncertain tax positions has been recorded.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements. However, the Company does not expect the effect to be significant.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements. However, the Company does not expect the effect to be significant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in this report and its annual report on Form 10-K for the year ended June 30, 2007 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
Executive Overview — Six-Month Period Ended December 31, 2007
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 6% during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was primarily related to increases in the Drew and EMI business units. Product revenue at Drew and EMI increased 12% and 35%, respectively, during the six-month period ended December 31, 2007 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Company’s Sonomed and Medical/Trek business units. Sales at Sonomed and Medical/Trek decreased approximately 5% and 4%, respectively, during the six-month period ended December 31, 2007 compared to the same period last fiscal year.

•	Other revenue decreased approximately $1,122,000 or 91% during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was attributable to decreased royalties received from the IntraLase License Agreement as a result of the settlement agreement between the Company and IntraLase dated February 27, 2007. Under the settlement agreement, IntraLase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company’s ownership of all patents and intellectual property formerly licensed to IntraLase from the Company was obtained by IntraLase, and the license agreement has terminated. In addition, the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company.

•	Cost of goods sold as a percentage of product revenue increased slightly to approximately 56% during the six-month period ended December 31, 2007, as compared to approximately 55% for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company’s other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, Medical/Trek and EMI business units during the three-month period ended December 31, 2007 was approximately 49% in the current period as compared to 45% in the same period last fiscal year.

•	Operating expenses decreased approximately 5% during the six-month period ended December 31, 2007 as compared to the same period in the prior fiscal year. The decrease was due to a significant decrease in legal fees related to the IntraLase litigation and to the Company’s realizing the effect of the cost reduction plan implemented in the prior fiscal year.
Company Overview
          The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 this report.
          The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com.
          In February 1996, the Company acquired substantially all of the assets and certain liabilities of Escalon Ophthalmics, Inc. (“EOI”), a developer and distributor of ophthalmic surgical products. Prior to this acquisition, the Company devoted substantially all of its resources to the research and development of ultra fast laser systems designed for the treatment of ophthalmic disorders. As a result of the EOI acquisition, the Company changed its market focus and ceased developing laser technology. In October 1997, the Company licensed its intellectual laser property to IntraLase, in return for an equity interest and future royalties on sales of products. In February 2007, the Company and IntraLase terminated the license agreement pursuant to the settlement agreement discussed above.
          To further diversify its product portfolio, in January 1999, the Company’s Vascular subsidiary acquired the vascular access product line from Endologix, formerly Radiance Medical Systems, Inc. Vascular’s products use Doppler technology to aid medical personnel in locating arteries and veins in difficult circumstances. Currently, this product line is concentrated in the cardiac catheterization market. In January 2000, the Company purchased Sonomed, a privately held manufacturer of ophthalmic ultrasound diagnostic equipment.
          On July 23, 2004, the Company acquired 67% of the outstanding ordinary shares of Drew, a United Kingdom company, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments.
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
          The Company’s considerations for recognizing revenue upon shipment of product to a distributor are based on the following:
•	Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have an immediate right of return.

•	Shipping terms are ex-factory shipping point. At this point the buyer (distributor) takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

•	The Company’s price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

•	The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company’s policies and procedures related to the buyer’s (distributor’s) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.
          The Company assesses collectibility based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded. No impairment losses were recorded for goodwill, trademarks and trade names during any of the periods presented based on these evaluations.
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
          Taxes
          Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company’s income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.
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
          In evaluating the Company’s ability to recover the Company’s deferred tax assets, management considers all available positive and negative evidence including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.
          Through December 31, 2007, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

Three- and Six-Month Periods Ended December 31, 2007 and 2006
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and six-month periods ended December 31, 2007 and 2006. Table amounts are in thousands:

	Three-Month Period Ended			Six-Month Period Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change

Product Revenue:

Drew	$3,154	$2,717	16%	6,189	5,502	12%
Sonomed	2,529	2,732	-7%	4,762	5,025	-5%
Vascular	876	796	10%	1,680	1,613	4%
Medical/Trek	331	379	-13%	716	744	-4%
EMI	560	411	36%	937	694	35%

Total	$7,450	$7,035	6%	14,284	13,578	5%

          Product revenue increased approximately 415,000, or 6%, to $7,450,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $437,000, or 16%, as compared to the same period last fiscal year. The increase is primarily due to the introduction of the new FDA approved Trilogy and D3 instruments, and increased reagent revenues generated from Drew’s United Kingdom facility. Drew anticipates that its new DS-360 instrument, currently under development, will be ready for sale in the fourth quarter of fiscal 2008.
          Product revenue decreased $203,000, or 7%, at the Sonomed business unit as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          Product revenue increased $80,000, or 10%, to $876,000 in the Vascular business unit during the three-month period ended December 31, 2007, as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused by an increase in direct sales to end users by the Company’s domestic sales team, and by turning over the territory of a terminated domestic distributor to the domestic sales team.
          In the Medical/Trek business unit, product revenue decreased $48,000, or 13%, to $331,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is primarily attributed to a decrease in the sale of Trek’s mature product line of Ispan Intraocular gases and fiber optic sources.
          Product revenue increased $149,000, or 36%, in the EMI business unit when compared to the same period last year. This is due to increased sales of digital imaging systems.
          Product revenue increased approximately $706,000, or 5%, to $14,284,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $687,000, or 12%, as compared to the same period last fiscal year. The increase in product revenue is attributable to the introduction of the new FDA approved Trilogy and D3 instruments, and increased reagent revenues generated from Drew’s United

Kingdom facility. Drew anticipates that its new DS-360 instrument, currently under development, will be ready for sale in the fourth quarter of fiscal 2008.
          In the Sonomed business unit, product revenue decreased $263,000, or 5%, as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          In the Vascular business unit, product revenue increased $67,000, or 4%, to $1,680,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily caused an increase in direct sales to end users by the Company’s domestic sales team, and by turning over the territory of a terminated domestic distributor to the domestic sales team.
          In the Medical/Trek business unit, product revenue decreased $28,000, or 4%, to $716,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is primarily attributed to a decrease in the sale of Trek’s mature product line of Ispan Intraocular gases and fiber optic sources.
          Product revenue increased $243,000, or 35%, during the six-month period ended December 31, 2007 in the EMI business unit when compared to the same period last year. This is due to increased sales of digital imaging systems.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and six-month periods ended December 31, 2007 and 2006. Table amounts are in thousands:

	Three-Month Period Ended			Six-Month Period Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change

Other Revenue:

Drew	$45	$55	-18%	105	125	-16%
Sonomed	0	0	0%	0	0	0%
Vascular	0	0	0%	0	0	0%
Medical/Trek	0	547	-100%	0	1,102	-100%
EMI	0	0	0%	0	0	0%

Total	$45	$602	-93%	105	1,227	-91%

          Other revenue decreased by approximately $557,000, or 93%, to $45,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. Other revenue also decreased by approximately $1,122,000, or 8.2%, to $1,227,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decreases are attributable to decreased royalties received from the IntraLase License Agreement as a result of the settlement agreement between the Company and IntraLase dated February 27, 2007. Under the settlement agreement, IntraLase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company’s ownership of all patents and intellectual property formerly licensed to IntraLase from the Company was obtained by IntraLase, and the license agreement has terminated. In addition, the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company.

          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and six-month periods ended December 31, 2007 and 2006. Table amounts are in thousands:

	Three-Month Period				Six-Month Period
	Ended December 31,				Ended December 31,
	2007	%	2006	%	2007	%	2006	%
Cost of Goods Sold:

Drew	$1,942	62%	$1,922	71%	3,844	62%	3,681	67%
Sonomed	1,209	48%	1,220	45%	2,466	52%	2,407	48%
Vascular	351	40%	305	38%	634	38%	618	38%
Medical/Trek	212	64%	245	65%	466	65%	499	67%
EMI	237	42%	186	45%	464	50%	304	44%

Total	$3,951	53%	$3,878	55%	7,874	55%	7,509	55%

          Cost of goods sold totaled approximately $3,951,000, or 53% of product revenue, for the three-month period ended December 31, 2007, as compared to $3,878,000 or 55%, of product revenue for the same period last fiscal year.
          Cost of goods sold in the Drew business unit totaled $1,942,000, or 62% of product revenue, for the three-month period ended December 31, 2007 as compared to $1,922,000, or 71% of product revenue, for the same period last fiscal year. The decline in cost of goods sold as a percentage of product revenue is attributable to the increase in product revenue for the three-month period ended December 31, 2007. While cost of goods sold has remained steady, product revenue increased $437,000, or 16%, for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. Cost of sales did not increase the same percentage as product revenue due to increased reagent revenues generated from Drew’s United Kingdom facility that generate approximately an 80% gross margin.
          Cost of goods sold in the Sonomed business unit totaled $1,209,000, or 48% of product revenue, for the three-month period ended December 31, 2007 as compared to $1,220,000, or 45% of product revenue, for the same period last fiscal year. The rise in cost of goods sold as a percentage of product revenue is attributable to the decrease in product revenue for the three-month period ended December 31, 2007. While cost of goods sold has remained steady, product revenue decreased $203,000, or 7%, for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. This was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          Cost of goods sold in the Vascular business unit totaled $351,000, or 40% of product revenue, for the three-month period ended December 31, 2007 as compared to $305,000, or 38% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Medical/Trek business unit totaled $212,000, or 64% of product revenue, for the three-month period ended December 31, 2007 as compared to $245,000, or 65% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the EMI business unit totaled $237,000, or 42% of product revenue, for the three-month period ended December 31, 2007 as compared to $186,000, or 45% of product revenue, during the same period last fiscal year. The primary factor affecting the increase in cost of goods sold of $51,000, or 27%, was a like increase in product revenue of $149,000, or 36%, for the same period.
          Cost of goods sold totaled approximately $7,874,000, or 55% of product revenue, for the six-month period ended December 31, 2007, as compared to $7,509,000, or 55% of product revenue, for the same period last fiscal year.

          Cost of goods sold in the Drew business unit totaled $3,844,000, or 62% of product revenue, for the six-month period ended December 31, 2007 as compared to $3,681,000, or 67% of product revenue, for the same period last fiscal year. The decline in cost of goods sold as a percentage of product revenue is attributable to the increase in product revenue for the six-month period ended December 31, 2007. While cost of goods sold has remained steady, product revenue increased $687,000, or 12%, for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. Cost of sales did not increase the same percentage as product revenue due to increased reagent revenues generated from Drew’s United Kingdom facility that generate approximately an 80% gross margin.
          Cost of goods sold in the Sonomed business unit totaled $2,466,000, or 52% of product revenue, for the six-month period ended December 31, 2007 as compared to $2,407,000 or 48% of product revenue, for the same period last fiscal year. The rise in cost of goods sold as a percentage of product revenue is attributable to the decrease in product revenue for the six-month period ended December 31, 2007. While cost of goods sold has remained steady, product revenue decreased $263,000, or 5%, for the six-month period ended December 31, 2007 primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          Cost of goods sold in the Vascular business unit totaled $634,000, or 38% of product revenue, for the six-month period ended December 31, 2007 as compared to $618,000, or 38% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Medical/Trek business unit totaled $466,000, or 65% of product revenue, for the six-month period ended December 31, 2007 as compared to $499,000 or 67% of product revenue, during the same period last fiscal year.
          Cost of goods sold in the EMI business unit totaled $464,000, or 50%, of product revenue for the six-month period ended December 31, 2007 as compared to $304,000, or 44%, of product revenue, during the same period last fiscal year. As in prior periods, the primary factor affecting the increase in cost of goods sold of $160,000, or 53%, was a like increase in product revenue of $243,000, or 35%, for the same period.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and six-month periods ended December 31, 2007 and 2006. Table amounts are in thousands:

	Three-Month Period Ended			Six-Month Period Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
Marketing, General and Administrative:

Drew	$1,283	$1,277	0%	2,287	2,660	-14%
Sonomed	895	762	17%	1,707	1,569	9%
Vascular	425	412	3%	833	942	-12%
Medical/Trek	629	582	8%	1,188	1,337	-11%
EMI	140	113	24%	297	193	54%

Total	$3,372	$3,146	7%	6,312	6,701	-6%

          Marketing, general and administrative expenses increased $226,000, or 7%, to $3,372,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year.

          Marketing, general and administrative expenses in the Drew business unit increased $6,000, or 0.5%, to $1,283,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Sonomed business unit increased $133,000, or 17%, to $895,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was due to increased salaries and bonuses, insurance, consulting, and travel expenses, including amounts paid to independent agents utilized primarily in Europe, as well as, meeting and trade show expenses, travel and lodging.
          Marketing, general and administrative expenses in the Vascular business unit increased $13,000, or 3%, to $425,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase is related to additional meeting expense incurred during the current three-month period.
          Marketing, general and administrative expenses in the Medical/Trek business unit increased $47,000, or 8%, to $629,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was related to increased personnel costs attributed to headcount, legal fees, and consulting fees pertaining to the roll out of a new CRM/accounting system.
          Marketing, general and administrative expenses in the EMI business unit increased $27,000, or 24%, to $140,000 for the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was primarily related to marketing efforts related to increasing the sales of digital imaging systems by 36% over the prior period.
          Marketing, general and administrative expenses decreased $389,000, or 6%, to $6,312,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business unit decreased $373,000, or 14%, to $2,287,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was primarily due to decreased personnel, travel, facility and other costs related to the cost reduction plan previously announced and implemented during the first quarter of fiscal year 2007. The cost savings were realized during the first quarter of the current fiscal year.
          Marketing, general and administrative expenses in the Sonomed business unit increased $138,000, or 9%, to $1,707,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was due to increased salaries and bonuses, insurance, consulting, and travel expenses, including amounts paid to independent agents utilized primarily in Europe, as well as, meeting and trade show expenses, travel and lodging.
          Marketing, general and administrative expenses in the Vascular business unit decreased $109,000, or 12%, to $833,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was related primarily to decreased salaries related to headcount, consulting fees, marketing samples and meeting/exhibits.
          Marketing, general and administrative expenses in the Medical/Trek business unit decreased $245,000, or 11%, to $1,188,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. As in prior periods, the decrease was directly due to a large decrease in legal fees related to the IntraLase royalty dispute, which was settled in February 2007.
          Marketing, general and administrative expenses in the EMI business unit increased $104,000, or 54%, to $297,000 for the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was primarily related to increased headcount and marketing efforts related to increasing the sales of digital imaging systems by 35% over the prior period.

          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and six-month periods ended December 31, 2007 and 2006. Table amounts are in thousands:

	Three Month Period Ended			Six-Month Period Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
Research and Development:

Drew	$590	$875	-33%	1,192	1,333	-10%
Sonomed	176	84	110%	340	161	111%
Vascular	44	36	22%	129	58	122%
Medical/Trek	0	2	-100%	0	91	-102%
EMI	67	83	-19%	139	151	-8%

Total	$877	$1,080	-19%	1,800	1,794	0%

          Research and development expenses decreased $203,000, or 19%, to $877,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business unit decreased $285,000, or 33%, to $590,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was primarily related to efficiencies achieved by moving Drew’s research and development department to Dallas from the UK and other savings resulting from the full realization of the cost reduction measures implemented in the prior fiscal period. Research and development on Drew’s DS-360 project is expected to continue through the fourth quarter of the current fiscal year.
          Research and development expenses in the Sonomed business unit increased $92,000, or 110%, to $176,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was due to expenses incurred in developing Sonomed’s new Master-Vu B-Scan system, which received FDA approval on January 3, 2008.
          Research and development expenses in the Vascular business unit increased $8,000, or 22%, to $44,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was primarily due to completing the VascuViewTM, a new visual ultrasound device, which received FDA approval on January 20, 2008.
          Research and development expenses in the Medical/Trek business unit decreased $2,000, or 100%, to $0 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year.
          Research and development expenses in the EMI business unit decreased $16,000, or 19%, to $67,000 during the three-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          Research and development expenses increased $6,000, or 0.3%, to $1,800,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business unit decreased $141,000, or 11%, to $1,192,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease is related to efficiencies achieved by moving Drew’s research and development department to Dallas from the UK, and by the full realization of the cost reduction measures implemented in the prior fiscal period. These decreases have been offset by increased consulting and personnel expenses related to the ongoing development of the new DS-360 instrument expected to be introduced in the fourth quarter of this fiscal year.

          Research and development expenses in the Sonomed business unit increased $179,000, or 111%, to $340,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was due to expenses incurred in developing Sonomed’s new Master-VuTM system, which received FDA approval on January 3, 2008.
          Research and development expenses in the Vascular business unit increased $71,000, or 122%, to $129,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The increase was primarily due to completing the VascuViewTM, a new visual ultrasound device, which received FDA approval on January 20, 2008.
          Research and development expenses in the Medical/Trek business unit decreased $91,000, or 100%, to $0 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was realized in the prior quarter of the current fiscal year and is primarily due to decreased salaries related to the full realization of the cost reduction initiatives implemented in the prior year.
          Research and development expenses in the EMI business unit decreased $12,000, or 8%, to $139,000 during the six-month period ended December 31, 2007 as compared to the same period last fiscal year. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          The Company recognized a loss of $35,000 and $20,000 related to its investment in OTM during the three-month periods ended December 31, 2007 and 2006, respectively, and $110,000 and $45,000 for the six-month periods ended December 31, 2007 and 2006, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          Interest income was $85,000 and $14,000 for the three-month periods ended December 31, 2007 and 2006, respectively. The increase was due to larger average cash balances during the current fiscal period.
          Interest income was $187,000 and $59,000 for the six-month periods ended December 31, 2007 and 2006, respectively. The increase was due to lower average cash balances due during the current fiscal period.
          Interest expense was $3,000 and $6,000 for the three-month periods ended December 31, 2007 and 2005, respectively, and $6,000 and $15,000 for the six-month periods ended December 31, 2007 and 2006, respectively. The decrease reflects the continued reduction of the Company’s debt in the normal course of business by $95,000 for the six-month period ended December 31, 2007.

          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the three-month period ended December 31, 2007 are reflected in the following table (in thousands):

	December 31,	June 30,
	2007	2007

Current Ratio:

Current assets	$20,064	$21,763
Less: Current liabilities	4,132	4,525

Working capital	$15,932	$17,238

Current ratio	4.9 to 1	4.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$55	$150
Long-term debt	1,087	1,087

Total debt	$1,142	$1,237

Total equity	38,073	39,406

Total capital	$39,215	$33,100

Total debt to total capital	2.9%	3.7%

          Working Capital Position
          Working capital decreased approximately $1,397,000 as of December 31, 2007, and the current ratio remained steady at 4.8 to 1 when compared to June 30, 2007. The decrease in working capital was caused primarily by the loss from operations of approximately $1,529,000 and cash used to fund fixed asset additions of approximately $143,000.
          Cash Used in Operating Activities
          During the six-month periods ended December 31, 2007 and 2006, the Company used approximately $1,026,000 and $1,689,000 of cash for operating activities. The net decrease in cash used for operating activities of approximately $663,000 for the six-month period ended December 31, 2007 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had a net loss of $1,468,000 and experienced net cash out flow from a decrease in accounts payable and accrued expenses of approximately $297,000. These cash out flows were partially offset by a decrease in inventory of $231,000 and non-cash expenditures on depreciation and amortization of $296,000. In the prior fiscal period the cash used in operating activities of $1,689,000 was related to net loss in the prior year of $1,184,000 and increases in accounts receivable and inventory of approximately $645,000 and $1,149,000, respectively. These cash out flows were partially offset by an increase in accounts payable and accrued expenses of $700,000.
          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $176,000 is related to fixed asset purchases and investments in OTM of $143,000 and $33,000, respectively, during the six-month period ended December 31, 2007. The decrease in cash flows from investing activities from the prior fiscal period was $61,000. The change relates primarily to increased fixed asset purchases.

          Cash flows used in financing activities were approximately $88,000 during the six-month period ended December 31, 2007. During the period, the Company made scheduled long-term debt repayments of approximately $96,000 and received $7,000 from the exercise of stock options during the period. Cash flows provided by financing activities for the same period last year were approximately $33,000. During the prior fiscal period, the Company made scheduled long-term debt repayments of approximately $108,000, which was offset by cash received from the exercise of stock options in the amount of $141,000.
          Debt History
          Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes variable interest rates at prime plus 4%. The note is due in April 2008 and is secured by certain assets of Drew. The outstanding balance as of December 31, 2007 was $54,552.
          Off-Balance Sheet Arrangements and Contractual Obligations
          Escalon was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2007 and 2006.
          The following table presents the Company’s contractual obligations as of December 31, 2007 (interest is not included in the table as it is immaterial):

		Less than 1			More than 5
	Total	Year	1-3 Years	4-5 Years	Years

Long-term debt	$54,552	$54,552	$0	$0	$0

Operating lease agreements	2,827,401	667,919	1,430,016	402,380	327,086

Total	$2,881,953	$722,471	$1,430,016	$402,380	$327,086

          Significant Items Likely To Impact Liquidity
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew’s market position. As of December 31, 2007, the Company has loaned approximately $16,725,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of December 31, 2007 were variable at prime plus 4%, currently 11.25% per annum, on the Texas Mezzanine Fund debt.

2008
Texas Mezzanine Fund Note	$54,552

Interest rate	Prime Plus 4%

Total	$54,552

          Exchange Rate Risk
          Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2007 and 2006, Drew recorded approximately $1,032,000 and $830,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the six-month periods ended December 31, 2007 and 2006, Drew recorded approximately $1,976,000 and $1,547,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
          Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended December 31, 2007 and 2006, Drew incurred approximately $1,040,000 and $1,158,000, respectively, of expense denominated in United Kingdom Pounds. During the six-month periods ended December 31, 2007 and 2006, Drew recorded approximately $1,951,000 and $2,142,000 respectively, of expense denominated in United Kingdom Pounds and Euros, respectively. The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
Total Foreign Sales

	Three months ended		Six months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Drew UK	1,032,316	829,900	1,976,238	1,546,904
Total Foreign Expenses

	Three months ended		Six months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Drew UK	1,040,035	1,157,497	1,951,194	2,142,512
          The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
          The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
          The Company incorporates by reference the risk factors set forth in the Company’s annual report on Form 10-K for the year ended June 30, 2007. There are no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the period ended June 30, 2007.
Item 4T. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on December 28, 2007. The following matters were acted upon:
          The following persons were elected as Class I directors of the Company, each for a term of three years and until his or her successor is elected and qualified.

Nominees for Director	For	Against	Withheld
Lisa A. Napolitano	4,879,579	0	328,917
Fred G. Choate	4,878,684	0	329,812
          The other persons continuing as Directors of the Company after the Annual Meeting of Shareholders are Anthony J. Coppola, Richard J. DePiano, Jay L. Federman, M.D., and William L.G. Kwan.

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

Escalon Medical Corp. (Registrant)
Date: February 14, 2008	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer