Form 10-Q
period 2008-03-31
ESCALON MEDICAL CORP
filed 2008-05-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	33-0272839 (IRS Employer Identification No.)

435 Devon Park Drive, Building 100 Wayne, PA 19087 (Address of principal executive offices)	19087 (Zip code)
(610) 688-6830
(Registrant’s telephone number, including area code)
565 E. Swedesford Road, Suite 200
Wayne, PA 19087
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,389,315 shares of common stock, $0.001 par value, outstanding as of May 8, 2008.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,904,027	$8,879,462
Accounts receivable, net	4,268,170	4,653,073
Inventory, net	8,309,112	7,761,370
Other current assets	224,730	469,107

Total current assets	19,706,039	21,763,012

Furniture and equipment, net	1,019,125	873,191
Goodwill	21,072,260	21,072,260
Trademarks and trade names, net	620,106	620,106
Patents, net	167,198	216,228
Covenant not to compete and customer list, net	254,375	326,860
Other assets	105,634	145,556

Total assets	$42,944,737	$45,017,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,228	$150,200
Accounts payable	2,808,903	1,626,274
Accrued expenses	2,904,932	2,748,133

Total current liabilities	5,727,063	4,524,607
Accrued post-retirement benefits	1,087,000	1,087,000

Total liabilities	6,814,063	5,611,607

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued Common stock, $0.001 par value; 35,000,000 share authorized; 6,389,315 and 6,386,857 issued and outstanding at March 31, 2008 and June 30, 2007, respectively	6,390	6,387
Common stock warrants	1,601,346	1,601,346
Additional paid-in capital	66,255,852	66,045,050
Accumulated deficit	(31,618,583)	(28,207,824)
Accumulated other comprehensive (loss)	(114,331)	(39,353)

Total shareholders’ equity	36,130,674	39,405,606

Total liabilities and shareholders’ equity	$42,944,737	$45,017,213

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Net revenues:
Product revenue	$8,138,627	$6,900,461	$22,421,603	$20,477,907
Other revenue	48,940	9,658,299	154,315	10,885,753

Revenues, net	8,187,567	16,558,760	22,575,918	31,363,660

Costs and expenses:
Cost of goods sold	4,912,381	4,036,285	12,786,574	11,544,879
Research and development	1,040,116	843,858	2,840,227	2,638,413
Marketing, general and administrative	4,097,401	3,361,582	10,409,662	10,062,093

Total costs and expenses	10,049,898	8,241,725	26,036,463	24,245,385

(Loss) Income from operations	(1,862,331)	8,317,035	(3,460,545)	7,118,275

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(14,013)	(25,191)	(64,735)	(55,889)
Interest income	78,189	54,451	265,277	113,385

Interest expense	(17,987)	(8,676)	(24,276)	(23,615)

Total other income	46,189	20,584	176,266	33,881

Net income (loss) before taxes	(1,816,142)	8,337,619	(3,284,279)	7,152,156

Provision for income taxes	126,480	66,157	126,480	64,914

Net income (loss)	$(1,942,622)	$8,271,462	$(3,410,759)	$7,087,242

Basic net (loss) income per share	$(0.30)	$1.39	$(0.53)	$1.23

Diluted net (loss) income per share	$(0.30)	$1.32	$(0.53)	$1.14

Weighted average shares — basic	6,389,315	5,932,920	6,388,905	5,787,753

Weighted average shares — diluted	6,389,315	6,251,847	6,388,905	6,238,515

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(3,410,759)	$7,087,242
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation and amortization	434,101	418,916
Compensation expense related to stock options	203,367	123,774
Loss on Ocular Telehealth Management, LLC	64,735	55,889
Change in operating assets and liabilities:
Accounts receivable, net	384,903	(201,890)
Inventory, net	(547,742)	(1,178,900)
Other current and long-term assets	139,120	233,812
Accounts payable, accrued and other liabilities	1,339,428	(265,053)

Net cash (used in)/provided by operating activities	(1,392,847)	6,273,790

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(42,000)	0
Purchase of fixed assets	(312,961)	(196,180)

Net cash (used in) investing activities	(354,961)	(196,180)

Cash Flows from Financing Activities:
Principal payments on term loans	(136,972)	(182,309)
Issuance of common stock — stock options	7,438	183,146

Net cash provided by/(used in) financing activities	(129,534)	837

Effect of exchange rate changes on cash and cash equivalents	(98,093)	90,050

Net (decrease) in cash and cash equivalents	(1,975,435)	6,168,497

Cash and cash equivalents, beginning of period	8,879,462	3,379,710

Cash and cash equivalents, end of period	$6,904,027	$9,548,207

Supplemental Schedule of Cash Flow Information:

Interest paid	$24,206	$23,615

Income taxes (refund) paid	$114,714	$(98,412)

Reclassification of other current assets to fixed assets	$145,559	$0

Increase in unrealized appreciation on available for sale securities	$0	$24,780

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity

Balance at June 30, 2007	6,386,857	$6,387	$1,601,346	$66,045,050	$(28,207,824)	$(39,353)	$39,405,606

Net loss	0	0	0	0	(3,410,759)	0	(3,410,759)
Exercise of stock options	2,458	3	0	7,435	0	0	7,438
Compensation expense	0	0	0	203,367	0	0	203,367
Foreign currency translation	0	0	0	0	0	(74,978)	(74,978)

Balance at March 31, 2008	6,389,315	$6,390	$1,601,346	$66,255,852	$(31,618,583)	$(114,331)	$36,130,674

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Net income (loss)	$(1,942,622)	$8,271,462	$(3,410,759)	$7,087,242
Change in unrealized gains on available for sale securities	0	15,870	0	24,780
Foreign currency translation	(30,372)	(7,764)	(74,978)	112,600

Comprehensive (loss) income	$(1,972,994)	$8,279,568	$(3,485,737)	$7,224,622

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
          The accompanying condensed consolidated financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 under the Securities Exchange Act of 1934 (the “Exchange Act”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results that may be expected for the full year.
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
          As of March 31, 2008 and 2007 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $226,715 and $139,986, respectively. The cost is expected to be recognized over a weighted average period of four years. For the nine-month periods ended March 31, 2008 and 2007, $30,457 and $0 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the nine months ended March 31, 2008 and 2007 was $7,438 and $157,779, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods or Service.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and nine-month periods ended March 31, 2008 and 2007, $0 and $141,454, and $0 and $123,772, was recorded as compensation expense, respectively.
3. (Loss) Earnings Per Share
          The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted (loss) earnings per share. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Numerator:
Numerator for basic and diluted earnings per share
Net (loss) income	$(1,942,622)	$8,271,462	$(3,410,759)	$7,087,242

Denominator:
Denominator for basic earnings per share — weighted average shares	6,389,315	5,932,920	6,388,905	5,787,753
Effect of dilutive securities:
Stock options and warrants	0	295,470	0	427,305
Shares reserved for future exchange	0	23,457	0	23,457

Denominator for diluted earnings per share — weighted average and assumed conversion	6,389,315	6,251,847	6,388,905	6,238,515

Basic (loss) earnings per share	$(0.30)	$1.39	$(0.53)	$1.23

Diluted (loss) earnings per share	$(0.30)	$1.32	$(0.53)	$1.14

          The impact of dilutive securities was omitted from the (loss) earnings per share calculation for the three-month and nine-month periods ended March 31, 2008 as they would reduce the loss per share (anti-dilutive).

4. Legal Proceedings
PointCare Technologies, Inc.
          On February 13, 2008, Escalon’s wholly owned subsidiary, Drew Scientific (“Drew”), filed an Order to Show Cause for Preliminary Injunction and Temporary Restraining Order and a Complaint against PointCare Technologies, Inc. (“PCT”) (Drew Scientific, Inc. v. PointCare Technologies, Inc. (08 CV 1490, S.D.N.Y)). In its pleadings, Drew petitioned the Court to require PCT to honor its obligations to Drew under the Agreement that the parties executed in June 2006 and further sought a ruling that PCT has breached its contractual obligations to Drew, that PCT has intentionally acted in bad faith, and that PCT is liable to Drew for damages resulting from its breach of its contractual obligations to Drew. PCT has denied the allegations set forth by Drew and has asked the Court to declare that PCT properly terminated its Agreement with Drew and that it owes no further duties and has no further obligations to Drew.
          The Agreement between Drew and PCT was intended to combine the efforts of the parties in two significant but related respects. In the first respect, Drew agreed to modify its Excell 22 TM hematology platform to accommodate PCT’s proprietary CD4 Lymphocyte Assay, CD4 sure.TM The integrated device is intended for use in the diagnosis of patients with HIV infection, particularly in a hospital setting. Drew asserts that the development of the device is a joint responsibility, with both Drew and PCT having allocated responsibilities between them (PCT being responsible for assuring that the CD4 assay is compatible with the HT instrumentation). Two different versions of the integrated device, referred to collectively as a “high throughput” (“HT”) platform, are to be marketed and sold by the respective parties in assigned territories. Drew has thus far invested approximately $1,000,000 in this initiative.
          The second significant aspect relates to PCT’s Near Patient (“NP”) platform, which permits the same type of patient care testing for HIV to be performed locally, i.e., in a non-hospital environment. Once developed and after receiving required regulatory approvals, PCT agreed to privately label and sell NP instruments to Drew, which was granted certain product distribution rights, including the right to be the entity primarily responsible for the marketing and sales of the NP platform in the United States, the United Kingdom, Europe and much of Asia. Drew has already invested in NP marketing efforts and lined up potential customers. Important to the present dispute is the fact that there is a significant technological overlap between the HT and NP devices, and to some extent, they are competitive. For this reason, the Agreement allocates territories to the parties and the party designated for a specific territory is primarily responsible for the marketing and sale of both systems in that assigned territory.
          In June 2007, PCT unilaterally shifted its personnel and resources away from the joint development of the HT instrument, diverting these resources instead to the development of its own NP instrument. Drew believes that at about this time, PCT also began to solicit its own distributors to act on its behalf in the Drew territories. PCT received FDA approval to market its NP instrument in December 2007.
          In November 2007, PCT asserted that Drew was not in compliance with its contractual obligations under the Agreement. Specifically, PCT claimed that Drew was not in compliance with the HT development timeline. Drew denied this claim, noting that PCT’s own conduct contributed materially to the fact that the HT project timeline had to be extended. Further, Drew responded that PCT’s repeated refusal to complete critical software development and to cooperate with Drew with respect to the necessary integration of such software into the HT instrument remained critical violations by PCT of its contractual obligations, frustrating any effort by Drew to complete the HT project.
          Despite Drew’s attempts to resolve outstanding issues with PCT amicably, PCT informed Drew in December 2007, shortly after receiving approval of its own NP instrument, that PCT deemed the Agreement between the parties to be terminated, that PCT would not take the necessary steps to assist Drew to complete the HT instrument project and that PCT would not allow Drew to market or sell the NP instrument within the territories that were granted to Drew under the Agreement.

          Drew filed its legal actions against PCT in February 2008, alleging that PCT’s conduct is intended to irreparably harm Drew’s ability to bring the HT instrument into the marketplace and thus allow PCT to gain a competitive advantage for its NP instrument. Drew further alleges that PCT’s actions are intended to deny Drew the economic benefits associated with its marketing rights relative to both the HT and NP products. Consequently, Drew claims that PCT’s actions have and will continue to harm its reputation and that in addition to its lost profits, Drew is threatened with the loss of the significant economic resources that it has already committed to the development and marketing of both the HT and the NP instrument, as well as other irreparable harm.
          After a brief period of discovery and the submission of legal papers, the Court issued a ruling on May 6, 2008. While denying Drew’s request for a Preliminary Injunction, the Court scheduled the dispute for expedited trial on July 28, 2008. The Court also requested that the parties undertake a mediation proceeding in an attempt to amicably resolve the dispute. Both parties have agreed to participate in mediation. Should the mediation prove unsuccessful, the parties will proceed to trial as scheduled.
          The Company is cognizant of the legal expenses and costs associated with the PCT litigation. The Company, however, believes that Drew is taking all necessary actions to protect its rights and interests under the Agreement with PCT. The Company expects expenses associated with this litigation to adversely impact earnings in the near term. The Company believes, however, that it is necessary to pursue this litigation: a) to protect the significant R&D expenditure that Drew has already invested in the development of the HT Instrument; b) to prevent PCT from denying Drew access to PCT’s NP Instrument; c) protect Drew’s territorial rights, as well as its reputation in such markets; and d) allow Drew to receive the economic benefits that it is entitled to with respect to both the HT and NP instruments.
Other Legal Proceedings
          The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have previously and could pertain to intellectual property disputes, commercial contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company’s business, financial condition or results of operations.

5. Segmental Information
          During the three-month and nine-month periods ended March 31, 2008 and 2007, the Company’s operations were classified into five principal reportable business units that provide different products or services.
          Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

	Segmental Statements of Operations (in thousands) — Three months ended March 31, 2008 and 2007
	Drew		Sonomed		Vascular		Medical/Trek		EMI		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenues, net:
Product revenue	$3,610	$3,220	$2,444	$2,183	$1,445	$914	$327	$345	$313	$237	$8,139	$6,899
Other revenue	49	59	0	0	0	0	0	9,600	0	0	49	9,659

Total revenue, net	3,659	3,279	2,444	2,183	1,445	914	327	9,945	313	237	8,188	16,558

Costs and expenses:
Cost of goods sold	2,509	2,131	1,312	1,190	660	351	256	247	176	117	4,913	4,036
Research & Development	783	529	95	161	88	62	0	0	74	92	1,040	844
Marketing, General & Admin	1,522	1,313	1,059	813	568	547	817	546	131	143	4,097	3,362

Total costs and expenses	4,814	3,973	2,466	2,164	1,316	960	1,073	794	381	352	10,050	8,243

(Loss) income from operations	(1,155)	(694)	(22)	19	129	(46)	(746)	9,151	(68)	(115)	(1,862)	8,315

Other (expense) and income:
Equity in OTM	0	0	0	0	0	0	(14)	(25)	0	0	(14)	(25)
Interest income	0	0	0	0	0	0	77	54	0	0	77	54
Interest expense	(18)	(8)	0	0	0	0	0	0	0	0	(18)	(8)

Total other (expense) and income	(18)	(8)	0	0	0	0	63	29	0	0	45	21

(Loss) income before taxes	(1,173)	(702)	(22)	19	129	(46)	(683)	9,180	(68)	(115)	(1,817)	8,336

Income taxes	0	0	17	37	0	1	109	29	0	0	126	67

Net (loss) income	$(1,173)	$(702)	$(39)	$(18)	$129	$(47)	$(792)	$9,151	$(68)	$(115)	$(1,943)	$8,269

	Segmental Statements of Operations(in thousands) — Nine months ended March 31, 2008 and 2007
	Drew		Sonomed		Vascular		Medical/Trek		EMI		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenues, net:
Product revenue	$9,799	$8,722	$7,206	$7,208	$3,125	$2,527	$1,043	$1,089	$1,250	$931	$22,423	$20,477
Other revenue	154	184	0	0	0	0	0	10,702	0	0	154	10,886

Total revenue, net	9,953	8,906	7,206	7,208	3,125	2,527	1,043	11,791	1,250	931	22,577	31,363

Costs and expenses:
Cost of goods sold	6,353	5,812	3,778	3,597	1,294	969	722	746	640	421	12,787	11,545
Research & Development	1,975	1,862	435	323	217	120	0	77	213	256	2,840	2,638
Marketing, General & Admin	3,809	3,973	2,765	2,382	1,401	1,489	2,007	1,883	428	336	10,410	10,063

Total costs and expenses	12,137	11,647	6,978	6,302	2,912	2,578	2,729	2,707	1,281	1,013	26,037	24,247

(Loss) income from operations	(2,184)	(2,741)	228	906	213	(51)	(1,686)	9,084	(31)	(82)	(3,460)	7,116

Other (expense) and income:
Equity in OTM	0	0	0	0	0	0	(65)	(56)	0	0	(65)	(56)
Interest income	0	0	0	0	0	0	264	113	0	0	264	113
Interest expense	(24)	(23)	0	0	0	0	0	0	0	0	(24)	(23)

Total other (expense) and income	(24)	(23)	0	0	0	0	199	57	0	0	175	34

(Loss) income before taxes	(2,208)	(2,764)	228	906	213	(51)	(1,487)	9,141	(31)	(82)	(3,285)	7,150

Income taxes	0	0	17	37	0	1	109	27	0	0	126	65

Net (loss) income	$(2,208)	$(2,764)	$211	$869	$213	$(52)	$(1,596)	$9,114	$(31)	$(82)	$(3,411)	$7,085

6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through March 31, 2008, the Company has invested $335,000 in OTM, including $42,000 invested during the nine-month period ended March 31, 2008. As of March 31, 2008, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. From inception through March 31, 2008, OTM had revenue of approximately $28,100 and incurred expenses of approximately $496,000.
7. Recently Issued Accounting Standards
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on the Company’s consolidated financial statements will be dependent on the nature and terms of any business combinations that the Company consummates on or after January 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements. However, the Company does not expect the effect to be significant.
          In June 2007, the FASB ratified Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on the capitalization of non-refundable advance payments for goods and services to be used in future research and development activities until such goods have been delivered or the related services have been performed. As applicable to the Company, this pronouncement became effective for the Company’s fiscal year beginning on July 1, 2008. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2003-2006 tax years remain subject to examination by major tax jurisdictions. As of December 31, 2007, the 2004-2006 tax years remain subject to examination by major tax jurisdictions.
          As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would have affected our effective tax rate if recognized. At December 31, 2007, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, no accrued interest related to uncertain tax positions has been recorded.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes and defending the Company in litigation matters. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2007 and this Form 10-Q to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
Executive Overview — Nine-Month Period Ended March 31, 2008
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 10% during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to increases in the Drew, Vascular and EMI business units. Product revenue at Drew, Vascular and EMI increased 12%, 24% and 34%, respectively, during the nine-month period ended March 31, 2008 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Company’s Medical/Trek business unit. Sales at Medical/Trek decreased approximately 4% during the nine-month period ended March 31, 2008 compared to the same period last fiscal year.

•	Other revenue decreased approximately $10,732,000 or 99% during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The decrease was attributable to decreased royalties received from the IntraLase License Agreement as a result of the settlement agreement between the Company and IntraLase dated February 27, 2007. Under the settlement agreement, IntraLase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company’s ownership of all patents and intellectual property formerly licensed to IntraLase from the Company was obtained by IntraLase, and the license agreement has terminated. In addition, the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company.

•	Cost of goods sold as a percentage of product revenue increased slightly to approximately 57% during the nine-month period ended March 31, 2008, as compared to approximately 56% for the same period last fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company’s other business units. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, Medical/Trek and EMI business units during the three-month period ended March 31, 2008 was approximately 51% in the current period as compared to 49% in the same period last fiscal year.

•	Operating expenses increased approximately 3% during the nine-month period ended March 31, 2008 as compared to the same period in the prior fiscal year.
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
           Recent Developments
          Drew encountered a series of events during the third and fourth quarters that may have a material effect on the valuation of the Company’s goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2008, a contract dispute with PCT that may delay or derail the development of Drew’s 2280 HT HIV instrument and continued margin compression on Drew’s D3 and Trilogy instruments.
          The development of Drew’s proposed new diabetes instrument, the DS-360, is significantly delayed due to difficulties related to the final phase of the development of the instrument. Drew, in consultation with independent consultants, is in the process of evaluating the development status of the DS-360 project. Until the evaluation is completed Drew will not be able to estimate the timing of a 510(k) application submission for the instrument to the FDA or whether a submission will be made.
          In addition, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would also be completed during the fiscal year ending June 30, 2008. As described in footnote 4 “Legal Proceedings”, Drew is currently involved in a contract dispute with PCT relating to this project. Therefore Drew is unable to estimate when or if the 2280 HT HIV instrument will be completed.
          Drew is also experiencing material margin compression on its D3 and Trilogy instruments related to unfavorable exchange rate fluctuations between the Euro and the United States dollar. Therefore, if the unfavorable exchange rate continues, Drew anticipates that it will continue to experience reduced margins on these products.
          At March 31, 2008, the Company had approximately $9.5 million of goodwill recorded on its balance sheet as a result of its purchase of Drew. If Drew’s efforts to complete the DS-360 and the 2280 HT are not successful or significantly delayed, and the compressed margins on the D3 and Trilogy continue, the Company could be required to record an impairment charge with respect to all or a portion of the recorded goodwill.
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
          Through March 31, 2008, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

Three-and Nine-Month Periods Ended March 31, 2008 and 2007
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2008 and 2007. Table amounts are in thousands:

	Three-Month Period Ended			Nine-Month Period Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
Product Revenue:

Drew	$3,610	$3,220	12%	$9,799	$8,722	12%
Sonomed	2,444	2,183	12%	7,206	7,208	0%
Vascular	1,445	914	58%	3,125	2,527	24%
Medical/Trek	327	345	-5%	1,043	1,089	-4%
EMI	313	237	32%	1,250	931	34%

Total	$8,139	$6,899	18%	$22,423	$20,477	10%

          Product revenue increased approximately $1,240,000, or 18%, to $8,139,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $390,000, or 12%, as compared to the same period last fiscal year. The increase is primarily due to the introduction of the new FDA approved Trilogy and D3 instruments, and increased reagent revenues generated from Drew’s United Kingdom facility.
          Product revenue increased $261,000, or 12%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was caused by an increase in sales of the Company’s VuMax II and EZ AB scan ultrasound systems, primarily into international markets.
          Product revenue increased $531,000, or 58%, to $1,445,000 in the Vascular business unit during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in sales of Vascular’s new VascView system. The VascuView was approved and ready for sale during the third quarter of fiscal 2008 and generated $525,000 is sales for the quarter.
          In the Medical/Trek business unit, product revenue decreased $18,000, or 5%, to $327,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is primarily attributed to a decrease in the sale of Trek’s mature product line of Ispan Intraocular gases and fiber optic sources.
          In the EMI business unit, product revenue increased $76,000, or 32%, to $313,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. This is due to increased sales of EMI’s product line of digital imaging systems.
          Product revenue increased approximately $1,946,000, or 10%, to $22,423,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $1,077,000, or 12%, as compared to the same period last fiscal year. The increase in product revenue is attributable to the introduction of the new FDA approved Trilogy and D3 instruments, and increased reagent revenues generated from Drew’s United Kingdom facility.

          Product revenue decreased $2,000 to $7,206,000 at the Sonomed business unit for the nine-month period ended March 31, 2008. This decrease is related to the continued migration of sales to international market which receive larger distributor discounts than domestic sales.
          Product revenue increased $598,000, or 24%, to $3,125,000 at the Vascular business unit during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase in product revenue was primarily caused by the introduction of Vacular’s new VascuView system. The VascuView was approved and ready for sale during the third quarter of fiscal 2008 and generated $525,000 in sales for the quarter.
          In the Medical/Trek business unit, product revenue decreased $46,000, or 4%, to $1,043,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is primarily attributed to a decrease in the sale of Trek’s mature product line of Ispan Intraocular gases and fiber optic sources.
          Product revenue increased $319,000, or 34%, during the nine-month period ended March 31, 2008 in the EMI business unit when compared to the same period last year. This is due to increased sales of EMI’s product line of digital imaging systems.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and nine-month periods ended March 31, 2008 and 2007. Table amounts are in thousands:

	Three Month Period Ended			Nine Month Period Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
Other Revenue:

Drew	$49	$59	-17%	$154	$184	-16%
Sonomed	0	0	0%	0	0	0%
Vascular	0	0	0%	0	0	0%
Medical/Trek	0	9,600	-100%	0	10,702	-100%
EMI	0	0	0%	0	0	0%

Total	$49	$9,659	-99%	$154	$10,886	-99%

          Other revenue decreased by approximately $9,610,000, or 99%, to $49,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. Other revenue also decreased by approximately $10,732,000, or 99%, to $154,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The decreases were attributable to decreased royalties received from the IntraLase License Agreement as a result of the settlement agreement between the Company and IntraLase dated February 27, 2007. Under the settlement agreement, IntraLase made a lump-sum payment to the Company of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company’s ownership of all patents and intellectual property formerly licensed to IntraLase from the Company was obtained by IntraLase, and the license agreement terminated. In addition, the payment from IntraLase satisfied all outstanding past, current and future royalties owed or alleged to be owed by IntraLase to the Company.

          The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-and nine-month periods ended March 31, 2008 and 2007. Table amounts are in thousands:

	Three-Month Period				Nine-Month Period
	Ended March 31,				Ended March 31,
	2008	%	2007	%	2008	%	2007	%

Cost of Goods Sold:

Drew	$2,509	70%	$2,131	66%	$6,353	65%	$5,812	67%
Sonomed	1,312	54%	1,190	55%	3,778	52%	3,597	50%
Vascular	660	46%	351	38%	1,294	41%	969	38%
Medical/Trek	256	78%	247	72%	722	69%	746	69%
EMI	176	56%	117	49%	640	51%	421	45%

Total	$4,913	60%	$4,036	59%	$12,787	57%	$11,545	56%

          Cost of goods sold totaled approximately $4,911,000, or 60% of product revenue, for the three-month period ended March 31, 2008 as compared to $4,036,000, or 59% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business unit totaled $2,509,000, or 70% of product revenue, for the three-month period ended March 31, 2008 as compared to $2,131,000, or 66% of product revenue, for the same period last fiscal year. The increase in the cost of goods sold as a percentage of revenue was due to margin compression on the sale of Drew’s D3 instrument related to unfavorable Euro to US dollar exchange rates and the continued aging of Drew’s legacy product line. The decreased margins on these instrument sales were partially offset by increased sales on higher margin reagents.
          Cost of goods sold in the Sonomed business unit totaled $1,312,000, or 54% of product revenue, for the three-month period ended March 31, 2008 as compared to $1,190,000, or 55% of product revenue, for the same period last fiscal year. Margins remained steady as compared to the same period in the prior year, as the mix of sales between international and domestic sales was relatively unchanged.
          Cost of goods sold in the Vascular business unit totaled $660,000, or 46% of product revenue, for the three-month period ended March 31, 2008 as compared to $351,000, or 38% of product revenue, for the same period last fiscal year. The primary factor affecting the increase in the cost of goods sold as a percentage of revenue was the first sale of Vascular’s new VascuView system during the third quarter of fiscal 2008. Vascular sold 50 units that yielded approximately a 50% margin. Vascular’s margins on its traditional needle business remain unchanged at approximately 60%.
          Cost of goods sold in the Medical/Trek business unit totaled $256,000, or 78% of product revenue, during the three-month period ended March 31, 2008 as compared to $247,000, or 72% of product revenue, during the same period last fiscal year. The increase in the cost of goods sold as a percentage of revenue was due to increased costs on raw materials. Trek increased the sales price effective on April 1, 2008 which is expected to return margins to historical levels of approximately 28%.
          Cost of goods sold in the EMI business unit totaled $176,000, or 56% of product revenue, during the three-month period ended March 31, 2008 as compared to $117,000, or 49% of product revenue, during the same period last fiscal year. The increase as a percentage of revenues is due primarily to a strategic business decision that resulted in increased discounts in an attempt to replace some competitors’ systems at some key institutions.
          Cost of goods sold totaled approximately $12,787,000, or 57% of product revenue, for the nine-month period ended March 31, 2008 as compared to $11,545,000, or 56% of product revenue, for the same period last fiscal year.

          Cost of goods sold in the Drew business unit totaled $6,353,000, or 65% of product revenue, for the nine-month period ended March 31, 2008 as compared to $5,812,000, or 67% of product revenue, for the same period last fiscal year. The decrease in Drew’s cost of goods sold as a percentage of revenue was due to increased reagent revenues generated from Drew’s United Kingdom facility that yield approximately an 80% gross margin offset by reduced margins on the D3 instrument related to unfavorable Euro to US dollar exchange rates and historically lower margin legacy instrument sales.
          Cost of goods sold in the Sonomed business unit totaled $3,778,000 or 52% of product revenue, for the nine-month period ended March 31, 2008 as compared to $3,597,000, or 50% of product revenue, for the same period last fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          Vascular business unit totaled $1,294,000, or 41% of product revenue, for the nine-month period ended March 31, 2008 as compared to $969,000, or 38% of product revenue, for the same period last fiscal year. The primary factor affecting the increase in the cost of goods sold as a percentage of revenue was the first sale of Vascular’s new VascuView product during the third quarter of fiscal 2008. Vascular sold 50 units that yielded approximately a 50% margin. Vascular’s margins on its traditional needle business remain unchanged at approximately 60%.
          Cost of goods sold in the Medical/Trek business unit totaled $722,000, or 69% of product revenue, during the nine-month period ended March 31, 2008 as compared to $746,000, or 69% of product revenue, during the same period last fiscal year.
          Cost of goods sold in the EMI business unit totaled $640,000, or 51% of product revenue, during the nine-month period ended March 31, 2008 as compared to $421,000, or 45% of product revenue, during the same period last fiscal year. The increase as a percentage of revenues is due primarily to a strategic business decision that resulted in increased discounts in an attempt to replace some competitors’ systems at some key institutions.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three and nine-month periods ended March 31, 2008 and 2007. Dollar amounts are in thousands:

	Three-Month Period Ended			Nine-Month Period Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
Marketing, General and Administrative:

Drew	$1,522	$1,313	16%	$3,809	$3,973	-4%
Sonomed	1,059	813	30%	2,765	2,382	16%
Vascular	568	547	4%	1,401	1,489	-6%
Medical/Trek	817	546	50%	2,006	1,882	7%
EMI	131	143	-9%	428	336	27%

Total	$4,097	$3,362	22%	$10,409	$10,062	3%

          Marketing, general and administrative expenses increased $735,000, or 22%, to $4,097,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business unit increased $209,000, or 16%, to $1,522,000 as compared to the same period last fiscal year. The Drew increase is primarily due to increased legal fees of approximately $250,000 related to breach of contract litigation between Drew and PointCare Technologies (see note 4 to the notes of the condensed consolidated financial statements).

          Marketing, general and administrative expenses in the Sonomed business unit increased by $246,000, or 30%, to $1,059,000 as compared to the same period last fiscal year. The increase was due to increased salaries and bonuses, advertising, insurance, consulting, and travel expenses, including amounts paid to independent sales consultants utilized primarily in Europe, as well as, meeting and trade show expenses, travel and lodging.
          Marketing, general and administrative expenses in the Vascular business unit increased $21,000, or 4%, to $568,000 as compared to the same period last fiscal year. The increase is related to additional trade show and advertising expenses incurred during the current three-month period.
          Marketing, general and administrative expenses in the Medical/Trek business unit increased $271,000, or 50%, to $817,000 as compared to the same period last fiscal year. The increase was related to increased personnel costs attributed to headcount, legal fees, and consulting fees pertaining to the roll out of a new CRM/accounting system.
          Marketing, general and administrative expenses in the EMI business unit decreased $12,000, or 9%, to $131,000 as compared to the same period last fiscal year. The decrease was primarily due to a decrease in advertising expense during the current period.
          Marketing, general and administrative expenses increased $347,000, or 3%, to $10,409,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business unit decreased $164,000, or 4%, to $3,809,000 as compared to the same period last fiscal year. The decrease was primarily due to decreased personnel, travel, facility and other costs related to the cost reduction plan previously announced and implemented during the first quarter of fiscal year 2007. The cost savings were realized during the first quarter of the current fiscal year.
          Marketing, general and administrative expenses in the Sonomed business unit increased $383,000, or 16%, to $2,765,000 as compared to the same period last fiscal year. The increase was due to increased salaries and bonuses, advertising, insurance, consulting, and travel expenses, including amounts paid to independent agents utilized primarily in Europe, as well as, meeting and trade show expenses, travel and lodging.
          Marketing, general and administrative expenses in the Vascular business unit decreased $88,000, or 6%, to $1,401,000 as compared to the same period last fiscal year. The decrease was related primarily to decreased salaries related to headcount, consulting fees, marketing samples and meeting/exhibits.
          Marketing, general and administrative expenses in the Medical/Trek business unit increased $124,000, or 7%, to $2,006,000 as compared to the same period last fiscal year. The increase was related to increased personnel costs attributed to headcount, legal fees, and consulting fees pertaining to the roll out of a new CRM/accounting system.
          Marketing, general and administrative expenses in the EMI business unit increased $92,000, or 27%, to $428,000 as compared to the same period last fiscal year. The increase was primarily related to increased headcount and marketing efforts related to increasing the sales of digital imaging systems by 34% over the prior period.
          The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-and nine-month periods ended March 31, 2008 and 2007. Dollar amounts are in thousands:

	Three Month Period Ended			Nine Month Period Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
Research and Development:

Drew	$783	$529	48%	$1,975	$1,862	6%
Sonomed	95	161	-41%	435	323	35%
Vascular	88	62	42%	217	120	81%
Medical/Trek	0	0	0%	0	77	-100%
EMI	74	92	-20%	213	256	-17%

Total	$1,040	$844	23%	$2,840	$2,638	8%

          Research and development expenses increased $196,000, or 23%, to $1,040,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business unit increased $254,000, or 48%, to $783,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to additional salaries and benefits and consulting fees associated with the development of the DS-360, a diabetes instrument, and the development of additional chemical reagents for use on Drew’s Trilogy instrument.
          Research and development expenses in the Sonomed business unit decreased approximately $66,000, or 41%, to $95,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. The decrease was due primarily to expenses no longer incurred in association with the development of Sonomed’s new Master-VuTM system, which received FDA approval on January 3, 2008.
          Research and development expenses in the Vascular business unit increased $26,000, or 42%, to $88,000 during the three-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase was primarily due to completing the development of the VascuViewTM, a new visual ultrasound device, which received FDA approval on January 20, 2008.
          Research and development expenses in the Medical/Trek were eliminated during the first half of fiscal year 2007.
          Research and development expenses in the EMI business unit decreased $18,000 to $74,000 as compared to the same period last fiscal year. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          Research and development expenses increased $202,000, or 8%, to $2,840,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business unit increased $113,000, or 6%, to $1,975,000 as compared to the same period last fiscal year. The increase was primarily related to additional salaries and benefits and consulting fees associated with the development of the DS-360, a diabetes instrument, and the development of additional chemical reagents for use on Drew’s Trilogy instrument.
          Research and development expenses in the Sonomed business unit increased $112,000 to $435,000 as compared to the same period last fiscal year. The increase was due to expenses incurred during the current period in developing Sonomed’s new Master-VuTM system, which received FDA approval on January 3, 2008.

          Research and development expenses in the Vascular business unit increased $97,000, or 81%, to $217,000 during the nine-month period ended March 31, 2008 as compared to the same period last fiscal year. The increase was primarily due to completing the VascuViewTM, a new visual ultrasound device, which received FDA approval on January 20, 2008.
          Research and development expenses in the Medical/Trek business unit decreased $77,000 to $0 as compared to the same period last fiscal year. The decrease is due to the release of Trek’s only research and development employee during the first half of fiscal 2007.
          Research and development expenses in the EMI business unit decreased $43,000 to $213,000 as compared to the same period last fiscal year. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          The Company recognized a loss of $14,000 and $25,000 related to its investment in OTM during the three-month periods ended March 31, 2008 and 2007, respectively, and $65,000 and $56,000 for the nine-month periods ended March 31, 2008 and 2007, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          Interest income was $78,000 and $54,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and $265,000 and $113,000 for the nine-month periods ended March 31, 2008 and 2007, respectively. The increase was due to higher effective yields on investments.
          Interest expense was $18,000 and $9,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and $24,000 and $24,000 for the nine-month periods ended March 31, 2008 and 2007, respectively.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the three-month period ended March 31, 2008 are reflected in the following table (in thousands):

	March 31,	June 30,
	2008	2007

Current Ratio:

Current assets	$19,706	$21,763
Less: Current liabilities	5,727	4,525

Working capital	$13,979	$17,238

Current ratio	3.4 to 1	4.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$13	$150
Long-term debt	1,087	1,087

Total debt	$1,100	$1,237

Total equity	36,131	39,406

Total capital	$37,231	$40,643

Total debt to total capital	3.0%	3.0%

          Working Capital Position
          Working capital decreased approximately $3,259,000 as of March 31, 2008 and the current ratio decreased to 3.4 to 1 from 4.8 to 1 when compared to June 30, 2007. The decrease in working capital was caused primarily by the loss from operations of approximately $3,411,000.
          Cash Flows (Used in) Provided by Operating Activities
          During the nine-month periods ended March 31, 2008 and 2007, the Company (used)/generated approximately $(1,393,000) and $6,274,000 of cash for operating activities, respectively. The net decrease in cash used for operating activities of approximately $7,667,000 for the nine-month period ended March 31, 2008 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had net loss of $(3,411,000) and experienced net cash out flows from increases in inventory of approximately $548,000. These cash out flows were partially offset by an increase in accounts payable of $1,339,000, a decrease in accounts receivable of $385,000 and non-cash expenditures on depreciation and amortization and stock compensation of $434,000 and $203,000, respectively. In the prior fiscal period the cash provided by operating activities of $6,274,000 was related to net income in the prior year of $7,087,000 relating primarily to the IntraLase settlement. This was offset by increases in accounts receivable and inventory of $202,000 and $1,179,000, respectively, and by a decrease in accounts payable of $265,000.
          Cash Flows (Used in) Provided by Investing and Financing Activities
          Cash flows used in investing activities of $355,000 is related to fixed asset purchases of $313,000 and additional investments in OTM of $42,000 during the nine-month period ended March 31, 2008. The decrease in cash flows from investing activities from the prior fiscal period was $159,000. The change relates primarily to increased fixed asset purchases.
          Cash flows used in financing activities were approximately $130,000 during the nine-month period ended March 31, 2008. During the period, the Company made scheduled long-term debt repayments of approximately $137,000 and received $7,000 from the exercise of stock options during the period.
          Debt History
          Drew has long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund term debt is payable in monthly installments of $14,200, which includes variable interest rates at prime plus 4%. The note was paid off in April 2008 and had been secured by certain assets of Drew. The outstanding balance as of March 31, 2008 was $13,228.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three-and nine-month periods ended March 31, 2008 and 2007.

          The following table presents the Company’s contractual obligations as of March 31, 2008 (interest is not included in the table as it is immaterial):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$13,228	$13,228	$0	$0	$0

Operating lease agreements	$3,412,137	$672,415	$1,946,869	$489,579	$303,274

Total	$3,425,365	$685,643	$1,946,869	$489,579	$303,274

          Significant Items Likely To Impact Liquidity
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As of March 31, 2008, the Company has loaned approximately $18,175,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of March 31, 2008 were variable at prime plus 4%, currently 9.25% per annum, on the Texas Mezzanine Fund debt.

2008
Texas Mezzanine Fund Note	$13,228

Interest rate	Prime Plus 4%

Total	$13,228

          Exchange Rate Risk
          Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2008 and 2007, Drew recorded approximately $1,137,000 and $978,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the nine-month periods ended March 31, 2008 and 2007, Drew recorded approximately $3,114,000 and $2,525,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
     Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended March 31, 2008 and 2007, Drew incurred approximately $1,255,000 and $1,017,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the nine-month periods ended March 31, 2008 and 2007, Drew recorded approximately $3,206,000 and $3,160,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively. The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros. The Company may begin to experience fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.
Item 4T. Controls and Procedures
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
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
               The future success of our business depends on our development, manufacture and marketing of new products.
          Our future success is largely dependent upon our ability to develop, manufacture and market commercially successful new scientific instruments and assays. Delays in the development, manufacture or marketing of new products will impact our operating results, financial condition and cash flows. Each of the steps in the development, manufacture and marketing of our products, as well as the process taken as a whole, involves significant periods of time and expense. There can be no assurance that:
•	any of our products presently under development, if and when fully developed and tested, will perform as expected,

•	we will obtain necessary regulatory approvals in a timely manner, if at all, or

•	we can successfully and profitably produce and market any of our products.
          Any of the above factors may materially and adversely affect our business, operating results, financial condition, valuation of goodwill, and cash flows.
Drew’s development and commercial release of the DS-360 and the 2280 HT HIV instruments may not be successful which could negatively effect the valuation of the Company’s recorded goodwill.
          The development of Drew’s proposed new diabetes instrument, the DS-360, has been significantly delayed due to difficulties related to the final phase of the development of the instrument. In addition, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would also be completed during the fiscal year ending June 30, 2008. As described in footnote 4 “Legal Proceedings”, Drew is currently involved in a contract dispute with PCT relating to this project. Therefore Drew in unable to estimate when or if the DS-360 or the 2280 HT HIV instrument will be completed. Drew intends to seek all necessary regulatory approvals for the DS-360 and the 2280 HT HIV and, accordingly, commercial deliveries of these instruments must await our receipt of such regulatory approvals. There can be no assurance that Drew will be able to obtain all necessary regulatory approvals for the DS-360 and 2280 HT HIV when anticipated, or at all. Additionally, there can be no assurance that Drew’s financial condition, operating results or cash flows or the judgments and estimates we have made with respect to goodwill will not be impacted by the anticipated timing of the commercial release of the DS-360 and 2280 HT HIV.
          The development and marketing of new or enhanced products, including, without limitation, the DS-360 and the 2280 HT HIV, is a complex and uncertain process. Accordingly, we cannot be certain that:
•	the DS-360 and 2280 HT HIV will be available when expected, or at all,

•	the DS-360 and 2280 HT HIV will perform as expected,

•	the DS-360 and 2280 HT HIV will enable us to expand the menu of reagents Drew offers,

•	the DS-360 and 2280 HT HIV will be a source of revenue growth for Drew,

•	Drew will receive financial benefits or achieve improved operating results after the commercial release of the DS-360 and 2280 HT HIV,

•	Drew will be successful in the marketing of the DS-360 and 2280 HT HIV, or

•	customers will integrate the DS-360 and 2280 HT HIV into their operations as readily as expected.
          Any of the above factors may materially and adversely affect Drew’s business, prospects, operating results, financial condition or cash flows.
          At March 31, 2008, The Company had approximately $9.5 million of goodwill recorded on its balance sheet as a result of its purchase of Drew. If Drew’s efforts to complete the DS-360 and the 2280 HT are not successful or significantly delayed, and the compressed margins on the D3 and Trilogy continue, the Company could be required to record an impairment charge with respect to all or a portion of the recorded goodwill.
          All risk factors previously disclosed in the Company’s annual report on Form 10-K for the period ended June 30, 2007 are incorporated by reference.
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

Escalon Medical Corp. (Registrant)
Date: May 14, 2008	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer