Form 10-K
period 2008-06-30
ESCALON MEDICAL CORP
filed 2008-09-29
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
Commission File Number 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Devon Park Drive, Building 100, Wayne, PA 19087
(Address of principal executive offices, including zip code)
(610) 688-6830
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001	NASDAQ Capital Market
(Title of class)	(Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2007, was approximately $22,833,590, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
     As of September 25, 2008, there were 6,413,930 shares of common stock outstanding.
Documents Incorporated by Reference:
     Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Escalon Medical Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2008

ii

PART 1

ITEM 1.	BUSINESS
Company Overview
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific, Inc. (“Drew”) and its subsidiaries. The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com.
          Drew Business
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting, blood analysis and blood chemistry. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew acquired JAS Diagnostics, Inc. (“JAS”) on May 29, 2008. JAS was established in 2000 and specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used in IVD tests. Many of these reagents are single vial stable, which offer ease of use, increased speed of results and extended on-board stability.
          Diabetes Testing
          Drew sells two diabetic testing products: the DS5 and the Hb-Gold. The DS5 instrument, dispenser and associated reagent kit measure long-term glucose control in diabetic patients. The system’s small size and ease of use make it ideal for main laboratory, clinic or satellite laboratory settings. The Hb-Gold instrument and associated reagent kit provides for the in vitro measurement of certain genetic diseases of the blood. In the United States, this instrument is available for research only.
          Hematology
          Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew’s Excell product lines are for use in the field of human hematology, whereas the Hemavet product line is for use in the veterinary field.
          Sonomed Business
          Sonomed develops, manufactures and markets ultrasound systems for diagnostic or biometric applications in ophthalmology. The systems are of four types: A-Scans, B-Scans, High Frequency B-Scans (“UBMs”) and pachymeters.
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
          UBM
          The UBM is a high-frequency/high-resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre and post-intraocular lens implantation and corneal refractive surgery. The device allows the surgeons to do precise measurements within the anterior chamber of the eye.
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
          Vascular Business
          Vascular develops, manufactures and markets assisted vascular access products. These products are Doppler-guided vascular access assemblies used to locate desired vessels for access. Primary specialty groups that use the device are cardiac catheterization labs and interventional radiologists. The Company’s vascular products include the PD Access™ and SmartNeedle™ lines of monitors, Doppler-guided bare needles and Doppler-guided infusion needles.
          PD Access™ and SmartNeedle™ Monitors, Needles and Catheter Products
          These devices detect blood flow using Doppler ultrasound technology and differentiate between a venous and arterial vessel. The devices utilize a miniature Doppler ultrasound probe that is positioned within the lumen of a vascular access needle. When a Doppler-guided needle pierces the skin of a patient, the probe and monitor can determine if the user is approaching an artery or vein, guiding them to a successful vascular access.
          VascuView™ Visual Ultrasound System
          This device provides a two-dimensional B-Scan image of the vasculature of a patient, thereby allowing a user to visually guide a needle to the desired artery or vein for access. Vascular provides periphery consumable products to maintain a sterile field when using the device.
          EMI Business
          EMI markets a CFA (Color/Fluorescein Angiography) digital imaging system, designed specifically for ophthalmology. This diagnostic tool, ideal for use in detecting retinal problems in diabetic and elderly patients, provides a high-resolution image, far superior to conventional film in image quality, processing and capture. The instant image display provides users with the necessary clinical information that allows treatment to be performed while the patient is still in the physician’s office. On January 30, 2006 EMI acquired substantially all of the assets of MRP Group, Inc. (“MRP”) in exchange for 250,000 shares of the Company’s common stock and approximately $47,000 in cash. The MRP business consists of ophthalmic technology solutions offering retinal imaging systems. The operating results of MRP are included as part of the EMI business unit as of January 30, 2006.

          Medical/Trek Business
          Medical/Trek manufactures and distributes the following ophthalmic surgical products under the Company’s and/or Trek Medical Product’s names. Vitreoretinal ophthalmic surgeons primarily utilize these products.
          Ispan Intraocular Gases
          The Company distributes two intraocular gas products C3F8 and SF6, which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement with Scott Medical Products (“Scott”), the Company distributes packages of Scott gases in canisters containing up to 25 grams of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.
          Viscous Fluid Transfer Systems
          The Company markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting Silicone Oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of Silicone Oil during surgery. Silicon Oil refers to Adatosil® 5000 Silicone Oil, whose license of distribution rights were sold to Bausch & Lomb Surgical, Inc. Pursuant to that agreement, the Company has not received any revenue from Silicon Oil since August 2005.
          Fiber Optic Light Sources
          Light source and fiber optic products are widely used by vitreoretinal surgeons during surgery. The Company offers surgeons a complete line of light sources along with a variety of fiber optic probes and illuminated tissue manipulators.
Research and Development
          The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company’s Dallas, Texas, Oxford, Connecticut and Barrow-in-Furness, United Kingdom facilities. The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility located near Milwaukee. The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $4,058,000, $3,461,000 and $2,828,000, respectively.
Manufacturing and Distribution
          The Company leases an aggregate of approximately 42,000 square feet of space at its facilities in Texas, Connecticut and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company’s medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company’s Dallas, Texas, Oxford, Connecticut, Miami, Florida and Barrow-in-Furness, United Kingdom facilities. See “Business Conditions” in “Management’s Discussion and Analysis of Financial Condition of Results of Operations” for additional information.
          The Company leases approximately 11,200 square feet of space in New Berlin, Wisconsin, near Milwaukee, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company also leases approximately 2,500 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. The Company’s ophthalmic surgical products and vascular access products are distributed from the Company’s Wisconsin facility.
          The Company designs, develops and services its ultrasound ophthalmic products at its approximately 12,200 square foot facility in Lake Success, New York. The Company has achieved ISO9001 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO9001 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.
          The manufacture, testing and marketing of each of the Company’s products entails risk of product liability. Product liability insurance is carried by the Company to cover primary risk.
Governmental Regulations
          The Company’s products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company’s products are restricted or revoked the Company could face delays that would impair the Company’s ability to generate funds from operations.
          The Company has received the necessary FDA clearances and approvals for all products that the Company currently markets. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA’s Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control practices, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.
          The FDA and similar health authorities in foreign countries extensively regulate the Company’s activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing a product in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA clearance or approval before exporting a product or device that has not received FDA marketing clearance or approval.
          The Company has received CE approval on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances.

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
          Vascular business unit products are marketed domestically through internal sales and marketing employees located in the United States as well as through an independent sales representative in Europe and a network of domestic and foreign distributors that are managed by the Company’s sales team.
          The Medical/Trek and EMI business units sell their ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company’s Wisconsin and Massachusetts facilities. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The EMI product line is sold through internal sales employees and independent sales representatives in the United States.
Service and Support
          The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, vascular access products and EMI devices. Sonomed’s products are serviced at the Company’s New York facility. Drew’s products are serviced at its Dallas, Texas and Barrow-in-Furness, UK facilities.
Third Party Reimbursement
          It is expected that physicians and hospitals will purchase certain of the Company’s products and that they in turn will bill various third party payers for health care services provided to their patients using these products. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse health care providers at a fixed rate based on the procedure performed. Third party payors may deny reimbursement if they determine that a procedure performed using any one of the Company’s products was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication.
Patents, Trademarks and Licenses
          The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2020. The Company has 21 United States patents and 19 patents issued abroad that cover the Company’s surgical products and pharmaceutical technology.
          With respect to the Company’s ultrafast laser technology, licensed to Intralase Corp. “Intralase”, 16 patents have been issued in the United States and 11 overseas. In 1997, Intralase and Escalon entered into an agreement under which Intralase became the exclusive licensee of these patents, technology and intellectual property owned by the Company, which agreement was amended and restated

in October 2000. On February 27, 2007, the Company settled all outstanding disputes and litigation with Intralase pursuant to which the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase, the license agreement was terminated and Intralase made a lump-sum payment to the Company of $9,600,000.
          Drew has approximately 60 patents related to its technology.
          The Company intends to vigorously defend its patents if the need arises.
          While in the aggregate the Company’s patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company’s ability to generate revenues are the following:
•	The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark was renewed on November 25, 2006.

•	In the Vascular business unit, the Company has two patents that are of material importance. The first patent is an apparatus for the cannulation of blood vessels. This patent will expire on February 23, 2011. The second patent is also an apparatus for the cannulation of blood vessels. This patent will expire on January 11, 2009. The Vascular unit has also one patent application pending for the cannulation of blood vessels with a hypodermic needle.
Competition
          There are numerous direct and indirect competitors of the Company in the United States and abroad. These competitors include ophthalmic-oriented companies that market a broad portfolio of products including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products (such as contact lens cleaning solution) and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company’s competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to, Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.
          Several large companies dominate the ophthalmic market, with the balance of the industry being highly fragmented. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is comprised of smaller companies ranging from start-up entities to established market players. The ophthalmic market in general is intensely competitive, with each company eager to expand its market share. The Company’s strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. The Company believes, therefore, that its success will depend in large part on protecting its intellectual property through patents and other governmental regulations.
          Sonomed’s principal competitors are Alcon Laboratories, Inc, Quantel, Inc. and Accutome, Inc. Management believes that Sonomed is in a market leadership position. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped Sonomed build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. Sonomed seeks to preserve its position in the market through continued product enhancement. Various competitors offering similar products at a lower price could threaten Sonomed’s market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company’s market position. This equipment can be used instead of ultrasound equipment in most, but not all, patients. Such equipment, however, is more expensive.

          The Medical/Trek and EMI businesses sell a broad range of ophthalmic surgical and diagnostic products. The more significant products are ISPAN® gases and delivery systems. Medical/Trek and EMI also manufacture various ophthalmic surgical products for major ophthalmic companies to be sold under their names. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service. There are a variety of other devices that directly compete with the camera back marketed by EMI.
          The Vascular access product line is comprised of disposable devices, and currently Vascular has no direct competition. However, a significantly higher priced non-disposable device that facilitates vascular access is currently being marketed. Vascular produces the only device that can be accommodated within a standard needle for assisting medical practitioners in gaining access to a vessel in the human vascular system. There are no similar devices on the market that enable medical practitioners to gain access using their normal procedures. The only similar product utilizes a separate ultrasound monitor, but no disposables are utilized. When using the competing device, medical practitioners need to look at the monitor while advancing the needle into the patient. The perceived disadvantage of the Company’s vascular product is that the retail price is substantially greater than the cost of a traditional needle.
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on the market for the physician office and veterinary office laboratories. Drew’s principal competition is Beckman Coulter and Bayer Diagnostics in the human market and IDDEX in the veterinary market. Currently Drew has only a nominal share of these markets, and the Company will seek to increase Drew’s market share. The Company’s strategy is to market instruments and consumables that are competitive for the low volume users in the domestic and overseas markets. Drew’s success will depend on its ability to enhance its current product range and control its production costs. Drew recognizes that other companies may adopt similar strategies which could hinder Drew’s ability to increase market share.
Human Resources
          As of June 30, 2008, the Company employed 150 full-time employees and 11 part-time employees. 70 of the Company’s employees are employed in manufacturing, 45 are employed in general and administrative positions, 23 are employed in sales and marketing and 23 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.
ITEM 1A. RISK FACTORS
Cautionary Factors That May Affect Future Results
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
          The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this Form 10-K annual report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company’s ability to implement the Company’s business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved.
          The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company’s filings with the SEC. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, the material factors include, without limitation, the following:
          Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects could result in financial results that differ from market expectations.
          In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company’s financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may not be able to effect any such acquisitions or alliances. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired business in a way that enhances the performance of the Company’s combined businesses or product lines to realize the value from any expected synergies. Depending on the size and complexity of an acquisition, the Company’s successful integration of the entity depends on a variety of factors, including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company’s attention from other business operations.
          The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and has continued to negatively impact the Company’s financial results. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew’s market position. The Company loaned approximately $20 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted. The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of this years test, the Company recorded a non-cash goodwill impairment charge to Drew’s operations totaling $9,574,655 for the year ended June 30, 2008 (see footnote 3 of the consolidated financial statements. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

          The Company’s results fluctuate from quarter to quarter.
          The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:
•	Acquisitions, such as Drew and JAS, and subsequent integration of the acquired company, although such acquisitions may not occur;

•	The timing and expense of new product introductions by the Company or its competitors, although the Company might not successfully develop new products and any such new products may not gain market acceptance;

•	The cancellation or delays in the purchase of the Company’s products;

•	Fluctuations in customer demand for the Company’s products;

•	Fluctuations in royalty income;

•	The gain or loss of significant customers;

•	Changes in the mix of products sold by the Company;

•	Competitive pressures on prices at which the Company can sell its products;

•	Announcements of new strategic relationships by the Company or its competitors;

•	Litigation costs and settlements; and

•	General economic conditions and other external factors such as energy costs.
          The Company sets its spending levels in advance of each quarter based, in part, on the Company’s expectations of product orders and shipments during that quarter. A shortfall in revenue, therefore, in any particular quarter as compared to the Company’s plan could have a material adverse impact on the Company’s results of operations and cash flows. Also, the Company’s quarterly results could fluctuate due to general market conditions in the healthcare industry or global economy generally, or market volatility unrelated to the Company’s business and operating results.
          The Company’s Cost Saving Initiatives may not be effective.
          The Company has implemented cost-saving initiatives that may not be effective in returning the Company to profitability. If these initiatives are insufficient, additional measures may be necessary.
          Failure of the market to accept the Company’s products could adversely impact the Company’s business and financial condition.
          The Company’s business and financial condition will depend in part upon the market acceptance of the Company’s products. The Company’s products may not achieve market acceptance. Market acceptance depends on a number of factors including:
•	The price of the products;

•	The continued receipt of regulatory approvals for multiple indications;

•	The establishment and demonstration of the clinical safety and efficacy of the Company’s products; and

•	The advantages of the Company’s products over those marketed by the Company’s competitors.
          Any failure to achieve significant market acceptance of the Company’s products will have a material adverse impact on the Company’s business.
          The Company’s products are subject to stringent ongoing regulation by the FDA and similar health care regulatory authorities, and if the FDA’s approvals or clearances of the Company’s products are restricted or revoked, the Company could face delays that would impair the Company’s ability to generate funds from operations.
          The FDA and similar health care regulatory authorities in foreign countries extensively regulate the Company’s activities. The Company must obtain either 510(K) clearances or pre-market approvals and new drug application approvals prior to marketing any products in the United States. Foreign regulation also requires that the Company obtain other approvals from foreign government agencies prior to the sale of products in those countries. Also, the Company may be required to obtain FDA approval before exporting a product or device that has not received FDA marketing clearance or approval.
          The Company has received the necessary FDA approvals for all products that the Company currently markets in the United States. Any restrictions on or revocation of the FDA approvals and clearances that the Company has obtained, however, would prevent the continued marketing of the impacted products and other devices. The restrictions or revocations could result from the discovery of previously unknown problems with the product. Consequently, FDA revocation would impair the Company’s ability to generate funds from operations.
          The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA’s Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control processes, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.
          The Company has received CE approval on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. The Company may not be able to obtain regulatory clearances for other products in the United States or foreign markets.
          The process for obtaining regulatory clearances and approvals underlying clinical studies for any new products or devices and for multiple indications for existing products is lengthy and will require substantial commitments of Company’s financial resources and Company’s management’s time and effort. Any delay in obtaining clearances or approvals or any changes in existing regulatory requirements would materially adversely impact the Company’s business.
          The Company’s failure to comply with the applicable regulations would subject the Company to fines, delays or suspensions of approvals or clearances, seizures or recalls of products, operating restrictions, injunctions or civil or criminal penalties, which would adversely impact the Company’s business, financial condition and results of operations.
          The success of competitive products could have an adverse impact on the Company’s business.
          The Company faces intense competition in the medical device and pharmaceutical markets, which are characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Many of the Company’s competitors have substantially greater financial, technical, marketing, distribution and other resources. The Company’s strategy is to compete primarily on the basis of technological innovation, reliability, quality and price of the Company’s products. Without timely introductions of new products and enhancements, the Company’s products will become technologically obsolete over time, in which case the Company’s revenues and operating results would suffer. The success of the Company’s new product offerings will depend on several factors, including the Company’s ability to:
•	Properly identify customer needs;

•	Innovate and develop new technologies, services and applications;

•	Establish adequate product distribution coverage;

•	Obtain and maintain required regulatory approvals from the FDA and other regulatory agencies;

•	Protect the Company’s intellectual property;

•	Successfully commercialize new technologies in a timely manner;

•	Manufacture and deliver the Company’s products in sufficient volumes on time;

•	Differentiate the Company’s offerings from the offerings of the Company’s competitors;

•	Price the Company’s products competitively;

•	Anticipate competitors’ announcements of new products, services or technological innovations; and

•	Anticipate general market and economic conditions.
          The Company cannot ensure that the Company will be able to compete effectively in the competitive environments in which the Company operates.
          The Company’s products employ proprietary technology, and this technology may infringe on the intellectual property rights of third parties.
          The Company holds several United States and foreign patents for the Company’s products. Other parties, however, hold patents relating to similar products and technologies. If patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, the court or agency could deem them to cover one or more aspects of the Company’s products or procedures. Any claims for patent infringements or claims by the Company for patent enforcement would consume time, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. The Company may become subject to one or more claims for patent infringement. The Company may not prevail in any such action, and the Company’s patents may not afford protection against competitors with similar technology.
          If a court determines that any of the Company’s products infringes, directly or indirectly, on a patent in a particular market, the court may enjoin the Company from making, using or selling the product. Furthermore, the Company may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms.
          Lack of availability of key system components could result in delays, increased costs or costly redesign of the Company’s products.
          Although some of the parts and components used to manufacture the Company’s products are available from multiple sources, the Company currently purchases most of the Company’s components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company’s products. Any loss of availability of an essential component could result in a material adverse change to the Company’s business, financial condition and results of operations. Some of the Company’s suppliers are subject to the FDA’s Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely impact the Company’s financial condition and results of operations.
          The Company’s ability to market or sell the Company’s products may be adversely impacted by limitations on reimbursements by government programs, private insurance plans and other third party payors.
          The Company’s customers bill various third party payors, including government programs and private insurance plans, for the health care services provided to their patients. Third party payors may reimburse the customer, usually at a fixed rate based on the procedure performed, or may deny reimbursement if they determine that the use of the Company’s products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third party payors may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company’s ability to sell the Company’s products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursements under the capital cost pass-through system utilized in connection with the Medicare program could also adversely impact the marketing of the Company’s products.
          Future legislation or changes in government programs may adversely impact the market for the Company’s products.
          From time to time, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation may take or its impact on the Company’s business. Legislation that sets price limits and utilization controls adversely impact the rate of growth of the markets in which the Company participates. If any future health care legislation were to adversely impact those markets, the Company’s product marketing could also suffer, which would adversely impact the Company’s business.
          The Company may become involved in product liability litigation, which may subject the Company to liability and divert management attention.
          The testing and marketing of the Company’s products entails an inherent risk of product liability, resulting in claims based upon injuries or alleged injuries or a failure to diagnose associated with a product defect. Some of these injuries may not become evident for a number of years. Although the Company is not currently involved in any product liability litigation, the Company may be party to litigation in the future as a result of an alleged claim. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company’s time and attention away from the Company’s core businesses. The Company maintains limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate, with umbrella policy coverage of $5,000,000 in excess of such amounts. A successful product liability claim in excess of any insurance coverage may adversely impact the Company’s financial condition and results of operations. The Company’s product liability insurance coverage may not continue to be available to the Company in the future on reasonable terms or at all.
          The Company’s international operations could be adversely impacted by changes in laws or policies of foreign governmental agencies and social and economic conditions in the countries in which the Company operates.
          The Company derives a portion of its revenue from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could impact the Company’s business in these countries and the Company’s results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely impact the Company’s results of operations.
          The Company is dependent on its management and key personnel to succeed.
          The Company’s principal executive officers and technical personnel have extensive experience with the Company’s products, the Company’s research and development efforts, the development of marketing and sales programs and the necessary support services to be provided to the Company’s customers. Also, the Company competes with other companies, universities, research entities and other organizations to attract and retain qualified personnel. The loss of the services of any of the Company’s executive officers or other technical personnel, or the Company’s failure to attract and retain other skilled and experienced personnel, could have a material adverse impact on the Company’s ability to maintain or expand businesses.

          The market price of the Company’s stock has historically been volatile, and the Company has not paid cash dividends.
          The volatility of the Company’s common stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of the Company’s common stock. The following factors have and may continue to have a significant impact on the market price of the Company’s common stock:
•	Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects, if any;

•	Announcements of technological innovations;

•	Changes in marketing, product pricing and sales strategies or new products by the Company’s competitors;

•	Changes in domestic or foreign governmental regulations or regulatory requirements; and

•	Developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Company’s products are used.
          Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as the Company, could experience extreme price and volume fluctuations unrelated to operating performance.
          The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
          The impact of terrorism or acts of war could have a material adverse impact on the Company’s business.
          Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company’s operations, its suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse impact on the Company’s business.
          The Company’s charter documents and Pennsylvania law may inhibit a takeover.
          Certain provisions of Pennsylvania law and the Company’s Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. These provisions could limit the share price that certain investors might be willing to pay in the future for shares of the Company’s common stock. The Company’s Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The Bylaws impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. The Company’s Board of Directors may issue shares of preferred stock without shareholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely impacted by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no current plans to issue any shares of preferred stock.
          There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on the Company’s business, financial position and operating results.
          The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company’s goodwill and other intangible assets, pursuant to Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s financial position and operating results.
          On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:
•	product returns;

•	allowances for doubtful accounts;

•	inventories and related reserves;

•	intangible assets and goodwill;

•	income and other tax accruals;

•	deferred tax asset valuation allowances;

•	discounts and allowances;

•	warranty obligations; and

•	contingencies and litigation.
          The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s assumptions and estimates may, however, prove to have been incorrect and the Company’s actual results may differ from these estimates under different assumptions or conditions. While the Company believes the assumptions and estimates it makes are reasonable, any changes to the Company’s assumptions or estimates, or any actual results which differ from the Company’s assumptions or estimates, could have a material adverse effect on the Company’s financial position and operating results.
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
          Under the current and proposed rules and regulations of the SEC, the Company is currently not required to comply with all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for the Company’s fiscal year ending June 30, 2010, as long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2008, the Company’s management is required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the SEC. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2010 and for each fiscal year thereafter, the Company’s management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and the Company’s independent registered public accounting firm will be required to provide an attestation as to the Company’s management’s assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays in completing its obligations and receiving an unqualified report on the Company’s internal control over financial reporting by the Company’s independent registered public accounting firm.
          While the Company believes that it will be able to timely meet the Company’s obligations under Section 404 and that the Company’s management will be able to certify as to the effectiveness of the Company’s internal control over financial reporting, there is no assurance that the Company will be able to do so. If the Company is unable to timely comply with Section 404, the Company’s management is unable to certify as to the effectiveness of the Company’s internal control over financial reporting or the Company’s independent registered public accounting firm is unable to attest to that certification, the price of the Company’s common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that the Company’s independent registered public accounting firm will advise the Company that they have identified significant deficiencies and/or material weaknesses, which may also adversely affect the price of our common stock.
Substantially all of our cash and cash equivalents and marketable securities are held at a single financial institution.
          Substantially all of the Company’s cash and cash equivalents and short-term marketable securities are presently held at one national financial institution. Accordingly, the Company is subject to credit risk if this financial institution is unable to repay the balance in the account or deliver the Company’s securities or if the financial institution should become bankrupt or otherwise insolvent. Any of the above events could have a material and adverse effect on the Company’s business and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS:
          The Company does not believe there are any unresolved SEC staff comments.

ITEM 2.	PROPERTIES
          The Company currently leases an aggregate of approximately 71,000 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Drew has an administrative office and manufacturing facility in Barrow-in-Furness, United Kingdom, an administrative office and manufacturing facility in Dallas, Texas, and a manufacturing facility in Oxford, Connecticut and Miami, Florida (JAS). (iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Vascular has a manufacturing facility in New Berlin, Wisconsin. The corporate offices in Pennsylvania cover approximately 6,000 square feet and expire in July 2013. The facility in the United Kingdom covers approximately 8,000 square feet whose lease expires in September 2009. The facility in Texas covers approximately 23,000 square feet whose lease expires in March 2014. The Connecticut facility lease covers approximately 3,000 square feet and expires in January 2009. The Miami facility lease covers approximately 8,000 square feet and expires in July 2009. The New York facility leases covering approximately 12,000 square feet, expires in October 2011. The Wisconsin lease, covering approximately 11,000 square feet of space expires in July 2015. Annual rent under all of the Company’s lease arrangements was approximately $782,000.

ITEM 3.	LEGAL PROCEEDINGS
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
          After a brief period of discovery and the submission of legal papers, the Court issued a ruling on May 6, 2008. While denying Drew’s request for a Preliminary Injunction, the Court scheduled the dispute for expedited trial. The parties are making progress on achieving an amicable resolution to this matter. The parties, therefore, have requested and been granted an indefinite extension to ascertain if a full and final resolution can be achieved by the parties.

          The Company is cognizant of the legal expenses and costs associated with the PCT litigation. The Company, however, believes that Drew is taking all necessary actions to protect its rights and interests under the Agreement with PCT. The Company believes, however, that it is necessary to pursue this litigation and possible final resolution: a) to protect the significant R&D expenditure that Drew has already invested in the development of the HT Instrument; b) to prevent PCT from denying Drew access to PCT’s NP Instrument; c) protect Drew’s territorial rights, as well as its reputation in such markets; and d) allow Drew to receive the economic benefits that it is entitled to with respect to both the HT and NP instruments.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESMC.” The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ Capital Market.

	High	Low

Fiscal year ended June 30, 2008

Quarter ended September 30, 2007	$8.60	$3.95
Quarter ended December 31, 2007	$5.72	$2.99
Quarter ended March 31, 2008	$4.39	$2.78
Quarter ended June 30, 2008	$3.40	$2.86

Fiscal year ended June 30, 2007

Quarter ended September 30, 2006	$5.19	$4.06
Quarter ended December 31, 2006	$4.19	$2.35
Quarter ended March 31, 2007	$4.38	$2.55
Quarter ended June 30, 2007	$4.53	$3.75
          As of September 20, 2008, there were 4,274 holders of record of the Company’s common stock. On September 19, 2008 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $2.33 per share.
          Escalon has never declared or paid a cash dividend on its common stock and presently intends to retain any future earnings to finance future growth and working capital needs.

ITEM 6.	SELECTED FINANCIAL DATA
          The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 7 and the financial statements and related notes to consolidated financial statements thereto included herein in Item 8.

		For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Net revenues:
Product revenue	$29,988	$27,893	$27,544	$23,864	$12,348
Other revenue	222	10,945	2,247	3,060	2,373

Revenues, net	30,210	38,838	29,791	26,924	14,721

Costs and expenses:
Cost of goods sold	17,310	15,771	16,004	13,158	5,476
Marketing, general and administrative	14,392	13,806	13,995	12,556	5,206
Research and development	4,058	3,461	2,828	1,893	776

Total costs and expenses	35,760	33,038	32,827	27,607	11,458

(Loss) income from operations	(5,550)	5,800	(3,036)	(683)	3,263

Other (expense) and income:
Gain on sale of available for sale securities	0	75	1,157	3,412	0
Equity in Ocular Telehealth Management, LLC	(88)	(88)	(174)	(64)	0
Goodwill Impairment	(9,575)	0	0	0	0
Interest income	300	208	162	69	59
Interest expense	(12)	(29)	(64)	(55)	(407)

Total other (expense) and income	(9,375)	166	1,081	3,362	(348)

Net (loss) income before taxes	(14,925)	5,966	(1,955)	2,679	2,915

Provision for income taxes	135	51	31	232	173

Net (loss) income	$(15,060)	$5,915	$(1,986)	$2,447	$2,742

Basic net (loss) income per share	$(2.36)	$0.93	$(0.32)	$0.42	$0.70

Diluted net (loss) income per share	$(2.36)	$0.92	$(0.32)	$0.39	$0.64

Weighted average shares — basic used in per share calculation	6,389	6,375	6,152	5,832	3,897

Weighted average shares — diluted used in per share calculation	6,389	6,434	6,152	6,231	4,304

			At June 30,
	2008	2007	2006	2005	2004
	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,708	$8,879	$3,380	$5,116	$12,602
Working capital	10,547	17,238	10,616	13,613	13,966
Total assets	31,896	45,017	38,645	40,049	29,457
Short Term Debt	501,752	150,200	232,837	2,396	0
Long-term debt, net of current portion	250,871	0	163	392	2,396
Total liabilities	7,364	5,612	5,545	5,530	5,996
Accumulated deficit	(43,267)	(28,208)	(34,122)	(32,136)	(34,585)
No cash dividends were paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Part IA of this Form 10-K.
          The Company operates primarily in five reportable business segments: Drew, Sonomed, Vascular, Medical/Trek and EMI.
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew added to its reagent business with its May 29, 2008 purchase of JAS (see footnote 11).
          Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology.
          Vascular develops, manufactures and markets vascular access products.
          Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names.
          EMI manufactures and markets digital camera systems for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 — Description of Business.
          Executive Overview — Fiscal Years Ended June 30, 2008 and 2007
          The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 7.5% during fiscal year ended June 30, 2008 as compared to the prior fiscal year. The increase is primarily related to strong sales in the Company’s Drew, Vascular, and EMI business units which increased approximately 14.7%, 18.8%, and 18.7%, respectively, offset by sales decreases in the Sonomed and Trek business units of 4.6% and 5.5%, respectively.

•	Other revenue decreased approximately $10,723,000 or 98.0% during the fiscal year ended June 30, 2008 as compared to the prior fiscal year. The decrease is due primarily to the $9,600,000 settlement payment received from Intralase on February 27, 2007.

•	Cost of goods sold as a percentage of product revenue increased to approximately 57.7% of revenues during the fiscal year ended June 30, 2008, as compared to approximately 56.5% of product revenue for the prior fiscal year. Gross margins in the Drew business unit have historically been lower than those in the Company’s other business units. Cost of goods sold in the Drew business unit was approximately 67.0% of product revenue during the fiscal year ended June 30, 2008 as compared to approximately 66.1% in the prior fiscal year. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business units during fiscal year ended June 30, 2008 increased to approximately 52.0% of product revenue from approximately 51.6% in the prior fiscal year.

•	Operating expenses increased approximately 6.9% during the fiscal year ended June 30, 2008 as compared to the prior fiscal year. This was due to increased consulting expenses related to the implementation of an ERP System during the current period and increased research and development at the Drew, Sonomed and Vascular divisions.

•	The Company concluded that $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,574,655 for the year ended June 30, 2008 (see footnote 3 for additional information).
     Results of Operations
          Fiscal Years Ended June 30, 2008 and 2007
          The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change
Product Revenue:

Drew	$13,332	$11,627	14.7%
Sonomed	9,367	9,823	-4.6%
Vascular	4,119	3,467	18.8%
EMI	1,762	1,484	18.7%
Medical/Trek	1,410	1,492	-5.5%

Total	$29,990	$27,893	7.5%

          Consolidated product revenue increased approximately $2,097,000, or 7.5%, to $29,990,000 during the year ended June 30, 2008 as compared to the last fiscal year.
          In the Drew business unit, product revenue increased $1,705,000, or 14.7%, as compared to last fiscal year. The increase is primarily due to the sales of Drew’s D3 instrument which received FDA market clearance on December 18, 2007, strong demand for the Primus instrument and continued growth of Drew’s reagent sales from it’s United Kingdom facility. Drew anticipates launching its new DS-360 Analyzer for in the second half of fiscal 2009.

          Product revenue decreased $456,000, or 4.6%, to $9,367,000 in the Sonomed business unit as compared to the last fiscal year. The decrease in product revenue was caused by the continued migration of Sonomed’s revenue to international markets. The international market is served primarily by distributors who receive significant discounts as compared to traditional direct sales in the Domestic market.
          Product revenue increased $652,000, or 18.8%, to $4,119,000, at the Vascular business unit during the year ended June 30, 2008 as compared to last fiscal year. The increase was primarily caused by the introduction of the new VascuView instrument which generated $550,000 in revenue during the year. Overall needle volume was slightly lower during the year, however, a midyear price adjustment resulted in higher needle revenue for the year.
          Product revenue increased $278,000, or 18.7%, in the EMI business unit when compared to the last fiscal year. This increase is attributable to the increase in sales of the digital imaging systems from the January 2006 MRP acquisition. The EMI product offering continues to expand and has seen significant market acceptance during the year ended June 30, 2008.
          In the Medical/Trek business unit, product revenue decreased $82,000, or 5.5%, to $1,410,000 during the year ended June 30, 2008 as compared to the last fiscal year.
          The following table presents consolidated other revenue by reportable business unit for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change
Other Revenue:

Drew	$222	$243	-8.6%
Sonomed	0	0	0.0%
Vascular	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	10,702	-100.0%

Total	$222	$10,945	-98.0%

          Consolidated other revenue decreased by approximately $10,723,000, or 98.0%, to $222,000 during the fiscal year ended June 30, 2008 as compared to the prior fiscal year. The decrease is primarily due to the $9,600,000 settlement reached with Intralase on February 27, 2007. Under the settlement agreement, Intralase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of patents and intellectual property formerly licensed to Intralase by the Company, and the License Agreement was terminated. In addition, the payment from Intralase satisfied all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.
          The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	%	2007	%

Cost of Goods Sold:

Drew	$8,928	67.0%	$7,681	66.1%
Sonomed	5,029	53.7%	4,976	50.7%
Vascular	1,538	37.3%	1,393	40.2%
EMI	820	46.5%	711	47.9%
Medical/Trek	995	70.6%	1,011	67.8%

Total	$17,310	57.7%	$15,772	56.5%

          Consolidated cost of goods sold totaled approximately $17,310,000, or 57.7%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $15,772,000, or 56.5%, of product revenue, for the prior fiscal year.
          Cost of goods sold in the Drew business unit totaled $8,928,000, or 67.0%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $7,681,000, or 66.1%, of product revenue, for the prior fiscal year. The increase in the cost of goods sold as a percentage of revenue is due to the margin compression related to the continued strength of the Euro against the US Dollar which negatively affects the margins on Drew’s new D3 offering that is manufactured in France by an OEM partner. The decrease in instrument gross margins was partially offset by an increase in the sale of higher volume spare parts and continued sales of higher gross margin reagents. This margin compression is expected to continue in the near term until there is a favorable foreign exchange change and until the introduction of Drew’s higher margin instruments, the HT and DS360, currently under development and expected to become available for sale during fiscal 2009.
          Cost of goods sold in the Sonomed business unit totaled $5,029,000, or 53.7%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $4,976,000, or 50.7%, of product revenue, for prior fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems.
          Cost of goods sold in the Vascular business unit totaled $1,538,000, or 37.3%, of product revenue, for fiscal year ended June 30, 2008 as compared to $1,393,000, or 40.2%, of product revenue, for the last fiscal year. The decrease as a percentage of product revenue was due to a price increase during the year on traditional needle business offset by the $585,000 of revenue during the year on Vascular’s new lower margin VascuView product.
          Cost of goods sold in the EMI business unit totaled $820,000, or 46.5%, of product revenue, for fiscal year ended June 30, 2008 as compared to $711,000, or 47.9%, of product revenue, for the last fiscal year. The decrease as a percentage of product revenue was due to continued production efficiencies and lower sales discounts in the second half of 2008.
          Cost of goods sold in the Medical/Trek business unit totaled $995,000, or 70.6%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $1,011,000, or 67.8%, of product revenue, for the last fiscal year. The increase as a percentage of product revenue was due to increased material costs which Trek was unable to completely pass on to its customers.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change

Marketing, General and Administrative:

Drew	$5,287	$5,475	-3.4%
Sonomed	2,219	1,931	14.9%
Vascular	1,576	1,598	-1.4%
EMI	605	480	26.0%
Medical/Trek	4,705	4,323	8.8%

Total	$14,392	$13,807	4.2%

          Consolidated marketing, general and administrative expenses increased $585,000, or 4.2%, to $14,392,000 during the fiscal year ended June 30, 2008 as compared to the prior fiscal year.
          Marketing, general and administrative expenses in the Drew business unit decreased $188,000, or 3.4%, to $5,287,000 as compared to the same period last fiscal year. The decrease is primarily due to a reduction in headcount during the year offset by increased legal fees of approximately $580,000 related to breach of contract litigation between Drew and PointCare Technologies. Drew implemented significant reductions in force during June 2008, the full effect of this cost reduction plan of approximately $1.5 million, is expected to be realized during fiscal 2009.
          Marketing, general and administrative expenses in the Sonomed business unit increased by $288,000, or 14.9%, to $2,219,000 as compared to the prior fiscal year. The increase is due primarily to the increase in international marketing consulting in Europe and the addition of a consultant in Southeast Asia, increased travel and advertising related to marketing and trade show activity during the current year.
          Marketing, general and administrative expenses in the Vascular business unit decreased $22,000, or 1.4%, to $1,576,000 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the EMI business unit increased $125,000 or 26.0% to $605,000 as compared to last fiscal year. The increase is primarily related to the addition of sales people during the year.
          The Medical/Trek business unit’s marketing, general and administrative expenses increased $382,000 or 8.8% to $4,705,000 as compared to the last fiscal year. The increase was due primarily to the addition of a chief operating officer and controller during the year, compensation expense for directors under SFAS No. 123(R) rules, and increased third party consultants in valuation services, information technology and the implementation of a new company-wide ERP system during the year.
          The following table presents consolidated research and development expenses by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change

Research and Development:

Drew	$2,745	$2,355	16.6%
Sonomed	779	495	57.4%
Vascular	260	172	51.2%
EMI	268	350	-23.4%
Medical/Trek	6	89	-93.3%

Total	$4,058	$3,461	17.3%

          Consolidated research and development expenses increased $597,000, or 17.3%, to $4,058,000 during the fiscal year ended June 30, 2008 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew, Sonomed and Vascular business units.
          Research and development expenses in the Drew business unit increased $390,000, or 16.6%, to $2,745,000. The increase was primarily related to additional salaries and benefits and consulting fees associated with the development of the DS-360, a diabetes instrument, the HT, a CD4 instrument and the development of additional chemical reagents for use on Drew’s Trilogy instrument.
          Research and development expenses in the Sonomed business unit increased $284,000 to $779,000 as compared to the last fiscal year. The increase is primarily due to consulting expenses incurred during the fourth quarter related to the development of Sonomed’s next generation ultrasound instrument, the VuMax III and continued improvements made to Sonomed’s existing product offering. Sonomed expects to submit the VuMax III instrument for FDA market clearance during the second half of fiscal 2009.
          Research and development expenses in the Vascular business unit increased $88,000 to $260,000 as compared to the last fiscal year. The increase was primarily due to completing the development of the VascuViewTM, a new visual ultrasound device, which received FDA market clearance on January 20, 2008.
          Research and development in the EMI business unit decreased $82,000 to $268,000 as compared to the last fiscal year. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          Research and development in the Medical/Trek business unit decreased $83,000 to $6,000 as compared to the last fiscal year. This decrease is due primarily to the elimination of the corporate research and development department in the first quarter of fiscal 2007 related to the Company’s previously announced cost reduction plan.
          Goodwill Impairment
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
          The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Drew, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 14%.
          Based on the income approach analysis that was separately performed for each operating segment it was determined that in the Drew segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Drew in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,574,655 for the year ended June 30, 2008.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
          Other Income and Expenses
          Gain on sale of available for sale securities was approximately $0 and $75,000 during the fiscal years ended June 30, 2008 and 2007, respectively due to the sale of 0 shares and 3,000 shares of Intralase common stock during fiscal 2008 and 2007, respectively. The Company has no remaining available for sale securities.
          The Company recognized a loss of approximately $88,000 and $88,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2008 and 2007, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 13 of the notes to consolidated financial statements.)
          Interest income was $300,000 and $208,000 for the fiscal years ended June 30, 2008 and 2007, respectively. The increase was due to higher cash balances and effective yields on investments.
          Interest expense was $12,000 and $29,000 for the fiscal years ended June 30, 2008 and 2007, respectively.
     Results of Operations
          Fiscal Years Ended June 30, 2007 and 2006
          The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2007	2006	% Change

Product Revenue:

Drew	$11,627	$14,253	-18.4%
Sonomed	9,823	7,737	27.0%
Vascular	3,467	3,640	-4.8%
EMI	1,484	434	241.9%
Medical/Trek	1,492	1,480	0.8%

Total	$27,893	$27,544	1.3%

          Consolidated product revenue increased approximately $349,000, or 1.3%, to $27,893,000 during the year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006.

          In the Drew business unit, product revenue decreased $2,626,000, or 18.4% as compared to as compared to the fiscal year ended June 30, 2006. The decrease is primarily due to the non-renewal of two OEM agreements and the continued delay in the introduction of Drew’s new line of products in fiscal 2007. In July 2007, Drew received 510(k) clearance from the FDA to market the new TRILOGY Analyzer. TRILOGY, a multifunction analyzer used in determination of analytes in body fluids, is an open system intended for clinical use in a professional setting for use with various chemistry assays. Drew anticipates receiving approval on its new D3 Analyzer in the second quarter of fiscal 2008 which will provide two upgraded instruments for sale in fiscal 2008. Additionally, Drew anticipates submitting its new DS-360 Analyzer for FDA approval in the second half of fiscal 2008.
          Product revenue increased $2,086,000, or 27.0%, to $9,823,000 in the Sonomed business unit as compared to the fiscal year ended June 30, 2006. The increase in product revenue was primarily caused by an increase in sales of the Company’s EZ AB scan ultrasound systems as well as increased sales of the new VuMax high frequency systems and an overall increase in export sales.
          Product revenue decreased $173,000, or 4.8%, to $3,467,000, at the Vascular business unit during the year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006. The decrease was primarily caused by a decrease in revenues from Company’s distributor network due to the termination of its relationship with several distributors during 2006 and 2005. This decrease was partially offset by an increase in direct sales to end users by the Company’s domestic sales team. The Company continues to replace the territories of the terminated distributors with direct sales efforts.
          Product revenue increased $1,050,000, or 241.9%, in the EMI business unit when compared to the fiscal year June 30, 2006. This increase is attributable to the increase in sales of the digital imaging systems from the January 2006 MRP acquisition. The EMI product offering continues to expand and has seen significant market acceptance during the year ended June 30, 2007.
          In the Medical/Trek business unit, product revenue increased $12,000, or 0.8%, to $1,492,000 during the year ended June 30, 2007 as compared to the fiscal year June 30, 2006.
          The following table presents consolidated other revenue by reportable business unit for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2007	2006	% Change

Other Revenue:

Drew	$243	$283	(14.1)%
Sonomed	0	0	0.0%
Vascular	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	10,702	1,964	444.9%

Total	$10,945	$2,247	387.1%

          Consolidated other revenue increased by approximately $8,698,000, or 387.1%, to $10,945,000 during the fiscal year ended June 30, 2007 as compared to the fiscal year June 30, 2006. The increase is primarily due to the $9,600,000 settlement reached with Intralase on February 27, 2007. Under the settlement agreement, Intralase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of patents and intellectual property formerly licensed to Intralase by the Company, and the License Agreement was terminated. In addition, the payment from Intralase satisfied all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.

          Other revenue from the prior year of $3,060,000 and the amount in the current year in excess of the $9,600,000 Intralase settlement of $1,102,000 is related to royalties received from Intralase license agreement received prior to the settlement and royalties received by Drew related to the Bio-Rad license agreement.
          The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2007	%	2006	%
Cost of Goods Sold:

Drew	$7,681	66.1%	$9,225	64.7%
Sonomed	4,976	50.7%	3,962	51.2%
Vascular	1,393	40.2%	1,535	42.2%
EMI	711	47.9%	290	66.8%
Medical/Trek	1,011	67.8%	992	67.0%

Total	$15,772	56.5%	$16,004	58.1%

          Consolidated cost of goods sold totaled approximately $15,772,000, or 56.5% of product revenue, for the fiscal year ended June 30, 2007 as compared to $16,004,000 or 58.1 of product revenue for the fiscal year ended June 30, 2006.
          Cost of goods sold in the Drew business unit totaled $7,681,000, or 66.1% of product revenue, for the fiscal year ended June 30, 2007 as compared to $9,225,000, or 64.7% of product revenue, for the fiscal year ended June 30, 2006. The increase in the cost of goods sold as a percentage of revenue is due to the margin compression related to the continued aging of Drew’s existing product offering. The decrease in instrument gross margins was partially offset by an increase in the sale of higher volume spare parts and continued sales of higher gross margin reagents.
          Cost of goods sold in the Sonomed business unit totaled $4,976,000, or 50.7% of product revenue, for the fiscal year ended June 30, 2007 as compared to $3,962,000, or 51.2% of product revenue, for fiscal year ended June 30, 2006. The primary reason for the decrease as a percentage of product revenue was an increase in the percentage of domestic sales during the period. The Company historically experiences a higher selling price per unit on its domestic product sales.
          Cost of goods sold in the Vascular business unit totaled $1,393,000, or 40.2% of product revenue, for fiscal year ended June 30, 2007 as compared to $1,535,000, or 42.2% of product revenue, for the fiscal year ended June 30, 2006. The decrease as a percentage of product revenue was due to lower overtime and higher production efficiencies in the current period as compared to the prior year.
          Cost of goods sold in the EMI business unit totaled $711,000, or 47.9% of product revenue, for fiscal year ended June 30, 2007 as compared to $290,000, or 66.8% of product revenue, for the fiscal year ended June 30, 2006. The significant improvement in gross margins is related to improved production techniques implemented during the year and EMI’s ability to drive down the cost of components due to increased purchases made during the year to keep pace with its significant sales growth.
          Cost of goods sold in the Medical/Trek business unit totaled $1,011,000, or 67.8% of product revenue, for the fiscal year ended June 30, 2007 as compared to $992,000, or 67.0% of product revenue, for the fiscal year ended June 30, 2006.

          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2007	2006	% Change
Marketing, General and Administrative:

Drew	$5,475	$6,006	-8.9%
Sonomed	1,931	2,098	-8.0%
Vascular	1,598	1,682	-5.0%
EMI	480	550	-12.7%
Medical/Trek	4,323	3,659	18.2%

Total	$13,807	$13,995	-1.4%

          Consolidated marketing, general and administrative expenses decreased $188,000, or 1.4%, to $13,807,000 during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006.
          Marketing, general and administrative expenses in the Drew business unit decreased $531,000, or 8.9%, to $5,475,000 as compared to the fiscal year ended June 30, 2006. The decrease is primarily due to the realization of previously announced cost reductions initiated during the first quarter of the 2007 fiscal year, offset by related charges incurred in consolidating our foot print in the United Kingdom down to one site from three in the previous year, and from increased legal and severance costs. The full effect of our previously announced cost reduction plan is expected to be realized during fiscal 2008.
          Marketing, general and administrative expenses in the Sonomed business unit decreased by $167,000, or 8.0%, to $1,931,000 as compared to the fiscal year ended June 30, 2006. The decrease is due primarily to the decreased need, as compared to the prior fiscal year, for travel and advertising expenses related to the introduction and expansion into international markets related to the roll out of Sonomed’s new UBM Instrument.
          Marketing, general and administrative expenses in the Vascular business unit decreased $84,000, or 5.0%, to $1,598,000 as compared to the fiscal year ended June 30, 2006. The decrease was due mainly to the discontinuance of the relationship with an under performing European sales consultant and a more efficient approach to domestic sales travel and other marketing related expenses, including printed material and attendance at trade shows.
          Marketing, general and administrative expenses in the EMI business unit decreased $70,000 or 12.7%, to $480,000 as compared the fiscal year ended June 30, 2006. The decrease is primarily related to additional costs incurred in the prior year on printed and other advertising materials.
          The Medical/Trek business unit’s marketing, general and administrative expenses increased $664,000, or 18.2%, to $4,323,000 as compared to the fiscal year ended June 30, 2006. The increase was due primarily to $163,000 incurred during this fiscal year under the new SFAS No. 123(R) rules, increased discretionary bonuses of $175,000, increased corporate salaries of approximately $194,000 and increased third party consultants in accounting, valuation services, and information technology of $68,000 and increased insurance costs of $64,000.

          The following table presents consolidated research and development expenses by reportable business unit and as a percentage of related unit product revenues for the fiscal years ended June 30, 2007 and 2006. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2007	2006	% Change
Research and Development:

Drew	$2,355	$1,734	35.8%
Sonomed	495	511	-3.1%
Vascular	172	164	4.9%
EMI	350	85	311.8%
Medical/Trek	89	334	-73.4%

Total	$3,461	$2,828	22.4%

          Consolidated research and development expenses increased $633,000, or 22.4%, to $3,461,000 during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew and EMI business units.
          Research and development expenses in the Drew business unit increased $621,000, or 35.8%, to $2,355,000. The increase is primarily due to increased employee headcount, consulting and other related product development expenses for Drew’s continued research on two new instruments, the Drew DS-360 and the XL2280.
          Research and development expenses in the Sonomed business unit decreased $16,000 to $495,000 as compared to the fiscal year ended June 30, 2006. The decrease is primarily due to a completion of Sonomed’s new UBM instrument in the prior year offset by continued enhancements to Sonomed’s existing products.
          Research and development in the Vascular business unit increased $8,000 to $172,000 as compared to the fiscal year ended June 30, 2006.
          Research and development in the EMI business unit increased $265,000 to $350,000 as compared to the fiscal year ended June 30, 2006. The increase is due to additional employees related to continued development and enhancement of the Company’s digital ophthalmic product offerings.
          Research and development in the Medical/Trek business unit decreased $245,000 to $89,000 as compared to the fiscal year ended June 30, 2006. This decrease is due primarily to the elimination of the corporate research and development department in the first quarter of fiscal 2007 related to the Company’s previously announced cost reduction plan.
          Gain on sale of available for sale securities was approximately $75,000 and $1,157,000 during the fiscal years ended June 30, 2007 and 2006, respectively due to the sale of 3,000 shares and 58,585 shares of Intralase common stock during fiscal 2007 and 2006, respectively. The Company has no remaining available for sale securities.
          The Company recognized a loss of approximately $88,000 and $174,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2007 and 2006, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 13 of the notes to consolidated financial statements.)

          Interest income was $208,000 and $162,000 for the fiscal years ended June 30, 2007 and 2006, respectively. The increase was due to higher cash balances and effective yields on investments.
          Interest expense was $29,000 and $64,000 for the fiscal years ended June 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
          The following table presents overall liquidity and capital resources from continuing operations during the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	June 30,
	2008	2007
Current Ratio:

Current assets	$16,573	$21,763
Less: Current liabilities	6,026	4,525

Working capital	$10,547	$17,238

Current ratio	2.8 to 1	4.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$502	$150
Long-term debt	$251	0

Total debt	$753	$150

Total equity	24,532	39,406

Total capital	$25,285	$39,556

Total debt to total capital	3.0%	0.4%

           Working Capital Position
          Working capital decreased $6,691,000 as of June 30, 2008 and the current ratio decreased to 2.8 to 1 from 4.8 to 1 when compared to June 30, 2007. The decrease in working capital was caused primarily by a decrease in cash of $5,171,000 from $8,879,000 to $3,708,000 in 2007 and 2008, respectively. Accounts receivable decreased $757,000 from $4,653,000 in 2007 to $3,896,000 in 2008. Overall total current assets decreased $5,190,000 from $21,763,000 in 2007 to $16,573,000 in 2008. Total current liabilities which consist of current portion of long term debt, accounts payable and accrued expenses increased $1,501,000, from $4,525,000 in 2007 to $6,026,000 in 2008.
           Our principal source of short term liquidity is existing cash and cash equivalents which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing products and reagents and instrumentation products and reagents currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.
          Cash Used In or Provided By Operating Activities
          During fiscal 2008, the Company used approximately $2,936,000 of cash for operating activities as compared to generating approximately $5,783,000 from operating activities during the year ended June 30, 2007. The net decrease in cash generated from operating activities of approximately $8,719,000 in fiscal 2008 as compared to fiscal 2007 is due primarily to the following factors:

          Loss from operations increased approximately $20,974,000 in fiscal 2008 as compared to fiscal 2007, from $5,915,000 in 2007 to $(15,060,000) in 2008, the net loss for 2008 includes a non-cash goodwill impairment charge in the amount of $9,575,000. The net income in 2007 was driven by net income in the other Escalon companies of approximately $9,585,000 offset by a net loss at our Drew division of approximately $3,670,000. The income in the legacy Escalon companies includes the $9,600,000 settlement payment received from Intralase.
          Cash Flows Used In Investing and Financing Activities
          Cash flows used in investing activities for 2008 were approximately $2,007,000. This amount is made up of purchases of fixed assets of $613,000, investment in OTM of $69,000, and the purchase of JAS Diagnostics, Inc. in the amount of $1,325,000.
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
          Cash flows used in financing activities in the amount of $143,000 during 2008 relate to repayment of debt of $150,000 and offset by the proceeds from the issuance of common stock options and issuance of $7,000.
          Cash flows used in financing activities in the amount of $62,000 during 2007 relate to repayment of debt of $245,000, offset by the proceeds $183,000 from the issuance of common stock options.
          Debt History
          Drew had long-term debt facilities through the Texas Mezzanine Fund and through Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate was adjusted to the prime rate plus 4% per annum. The debt had a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The note was paid off in April 2008 and had been secured by certain assets of Drew. The outstanding balance on the Symbiotics as of June 30, 2008 and 2007 was approximately, $0 and $16,666, respectively.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal is payable in six quarterly installments of $124,437 plus interest at the prime rate (5% on June 30, 2008) as published by the Bank of America.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2008 and 2007. The following table presents the Company’s contractual obligations as of June 30, 2008 (interest is not included in the table as it is not material):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Long-term debt	$752,623	$501,752	$250,871	$0	$0

Operating lease agreements	3,445,258	704,501	1,314,637	1,122,846	303,274

Total	$4,197,881	$1,206,253	$1,565,508	$1,122,846	$303,274

          Forward-Looking Statement About Significant Items Likely To Impact Liquidity
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew and subsequently acquired the remaining shares during the fiscal year ended June 30, 2005. As of June 30, 2006, the Company has acquired all of the outstanding ordinary shares of Drew. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew’s market position. The Company has loaned approximately $20 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. The Company may need to provide further working capital for Drew.
           Common Stock
          The Company’s common stock is currently listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, the following requirements must be met:
•	Shareholders’ equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations (in the latest fiscal year or two of the last three fiscal years) of $500,000;

•	500,000 publicly held shares;

•	$1,000,000 market value of publicly held shares;

•	A minimum bid price of $1;

•	300 round lot shareholders;

•	Two market makers; and

•	Compliance with corporate governance standards.
          As of June 30, 2008, Escalon complied with these requirements.
          Critical Accounting Policies
          The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of Statement of Accounting Standards (“SFAS’) No. 142 “Goodwill and Other Intangible Assets,” discussed further in the notes to consolidated financial statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 3 to consolidated financial statements included in this Form 10-K for details on a goodwill impairment charge related to the carrying amount of Drew’s goodwill. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. See footnote 3 to the consolidated financial statements.
          Income/(Loss) Per Share
          The Company computes net income/(loss) per share under the provisions of SFAS No. 128, “Earnings Per Share,” (SFAS 128) and Staff Accounting Bulletin, No. 98 (SAB 98).

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
          In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 “Accounting for Income Taxes” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely that not that all or some portion of the recorded deferred tax assets will not be realized in future periods.
          In evaluating the Company’s ability to recover the Company’s deferred tax assets, management considers all available positive and negative evidence including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.
          Through June 30, 2008, the Company has recorded a full valuation allowance against the Company’s net operating losses due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
          Stock-Based Compensation
          Effective July 1, 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) “Share-Based Payments”. SFAS 123(R) is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25. The Company used the modified prospective transition method and therefore did not have to restate results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award.
          Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
          Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with APB 25.
          Recently Issued Accounting Standards
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that we consummate on or after July 1, 2009.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements. However, we do not expect the effect to be significant.
          In June 2007, the FASB ratified Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on the capitalization of non-refundable advance payments for goods and services to be used in future research and development activities until such goods have been delivered or the related services have been performed. As applicable to us, this pronouncement became effective for our fiscal year beginning on July 1, 2008. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2005-2007 tax years remain subject to examination by major tax jurisdictions. As of June 30, 2008, the 2005-2007 tax years remain subject to examination by major tax jurisdictions.
          As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of July 1, 2008, we had no unrecognized tax benefits which would have affected our effective tax rate if recognized. At June 30, 2008, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, no accrued interest related to uncertain tax positions has been recorded.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements. However, we do not expect the effect to be significant.

ITEM 7A.	QUANTITATIVE AND QUALIITATIVE DISCLOSURE ABOUT MARKET RISK
          Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.
           Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. (See note 5 of the notes to consolidated financial statements for further information regarding the Company’s debt obligations.)

	2008	Total

Notes Payable — Former JAS Shareholders	$752,623	$752,623

Interest Rate	5.0%
          Currency Fluctuations
          For the years ended June 30, 2008, 2007 and 2006, approximately 13.2%, 12.5% and 12.8%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro and the United Kingdom Pound Sterling resulted in increases of approximately $235,000 in net revenues in 2008 compared to 2007, $279,000 in net revenues in 2007 compared to 2006 and an increase of approximately $37,000 in net revenues in 2006 compared to 2005. During the three years ended June 30, 2008, no subsidiary was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net sales and revenues and on loss from continuing operations was not material.
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

	June 30,	June 30,
	2008	2007

Total Foreign Sales	12,661,554	11,255,394

Total Net Revenues	29,988,386	27,892,738

International Percentage	42.2%	40.4%
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Escalon Medical Corp.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Escalon Medical Corporation
We have audited the accompanying balance sheets of Escalon Medical Corporation as of June 30, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year periods ended June 30, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corporation as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 29, 2008

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,708,456	$8,879,462
Accounts receivable, net	3,896,297	4,653,073
Inventory, net	8,670,160	7,761,370
Other current assets	297,807	469,107

Total current assets	16,572,720	21,763,012

Furniture and equipment, net	1,078,839	873,191
Goodwill	11,590,786	21,072,260
Trademarks and trade names	694,006	620,106
Patents, net	157,883	216,228
Covenant not to compete and customer list, net	1,691,610	326,860
Other assets	110,176	145,556

Total assets	$31,896,020	$45,017,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$501,752	$150,200
Accounts payable	2,628,004	1,626,274
Accrued expenses	2,895,920	2,748,133

Total current liabilities	6,025,676	4,524,607

Long-term debt, net of current portion	250,871	0
Accrued post-retirement benefits	1,087,000	1,087,000

Total long-term liabilities	1,337,871	1,087,000

Total liabilities	7,363,547	5,611,607

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 6,413,930 and 6,386,857 issued and outstanding at June 30, 2008 and June 30, 2007, respectively	6,414	6,387
Common stock warrants	1,601,346	1,601,346
Additional paid-in capital	66,299,242	66,045,050
Accumulated deficit	(43,267,466)	(28,207,824)
Accumulated other comprehensive (loss)	(107,063)	(39,353)

Total shareholders’ equity	24,532,473	39,405,606

Total liabilities and shareholders’ equity	$31,896,020	$45,017,213

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2008	2007	2006

Net revenues:
Product revenue	$29,988,386	$27,892,738	$27,543,785
Other revenue	222,075	10,945,042	2,246,913

Revenues, net	30,210,461	38,837,780	29,790,698

Costs and expenses:
Cost of goods sold	17,309,671	15,771,254	16,003,904
Marketing, general and administrative	14,392,004	13,806,399	13,994,788
Research and development	4,058,289	3,461,322	2,828,196
Goodwill impairment	9,574,655	0	0

Total costs and expenses	45,334,619	33,038,975	32,826,888

(Loss) income from operations	(15,124,158)	5,798,805	(3,036,190)

Other (expense) and income:
Gain on sale of available for sale securities	0	75,000	1,157,336
Equity in Ocular Telehealth Management, LLC	(88,206)	(87,852)	(173,844)
Interest income	299,538	208,457	161,588
Interest expense	(11,827)	(28,753)	(63,521)

Total other (expense) income	199,505	166,852	1,081,559

Net (loss) income before taxes	(14,924,653)	5,965,657	(1,954,631)

Provision for income taxes	134,990	51,054	31,309

Net (loss) income	$(15,059,643)	$5,914,603	$(1,985,940)

Basic net (loss) income per share	$(2.36)	$0.93	$(0.32)

Diluted net (loss) income per share	$(2.36)	$0.92	$(0.32)

Weighted average shares — basic	6,389,008	6,374,929	6,152,455

Weighted average shares — diluted	6,389,008	6,434,275	6,152,455

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008, 2007 and 2006

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity

BALANCE AT JUNE 30, 2006	6,344,657	$6,345	$1,601,346	$65,699,370	$(34,122,427)	$(84,527)	$33,100,107
Comprehensive Income (Loss):
Net income	0	0	0	0	5,914,603	0	5,914,603
Change in unrealized gains on available for sale securities	0	0	0	0	0	(50,220)	(50,220)
Foreign currency translation	0	0	0	0	0	95,394	95,394

Total comprehensive income	0	0	0	0	5,914,603	45,174	5,959,777
Exercise of stock options	42,200	42	0	84,692	0	0	84,734
Compensation expense	0	0	0	162,576	0	0	162,576
Income tax benefit from exercise of stock options	0	0	0	98,412	0	0	98,412
BALANCE AT JUNE 30, 2007	6,386,857	6,387	1,601,346	66,045,050	(28,207,824)	(39,353)	39,405,606
Comprehensive Income (Loss):
Net (loss)	0	0	0	0	(15,059,643)	0	(15,059,643)
Foreign currency translation	0	0	0	0	0	(67,710)	(67,710)

Total comprehensive income					$(15,059,643)	(67,710)	(15,127,353)
Exercise of stock options	27,073	27	0	7,435	0	0	7,462
Compensation expense	0	0	0	246,757	0	0	246,757

BALANCE AT JUNE 30, 2008	6,413,930	$6,414	$1,601,346	$66,299,242	$(43,267,467)	$(107,063)	$24,532,472

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2008	2007	2006

Cash Flows from Operating Activities:
Net (loss) income	$(15,059,643)	$5,914,603	$(1,985,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	582,511	590,846	440,952
Goodwill Impairment	9,574,655	0	0
Compensation expense related to stock options	246,757	162,576	0
Gain on sale of available for sale securities	0	(75,000)	(1,157,336)
Reserve on notes receivable	0	0	100,000
Loss on sale of assets	28,421	0	0
Loss on Ocular Telehealth Management, LLC	88,206	87,852	173,844
Change in operating assets and liabilities:
Accounts receivable, net	939,655	(656,830)	761,834
Inventory, net	(694,250)	(638,454)	(1,189,207)
Other current and long-term assets	207,680	84,917	19,880
Accounts payable, accrued expenses and other liabilities	1,149,517	312,135	230,643

Net cash (used in) provided by operating activities	(2,936,491)	5,782,645	(2,605,330)

Cash Flows from Investing Activities:
Proceeds from the sale of available for sale securities	0	75,000	1,157,336
Investment in Ocular Telehealth Management, LLC	(69,000)	(31,000)	0
Purchase of fixed assets	(613,158)	(259,705)	(327,340)
Purchase of MRP, net of cash acquired	0	0	(47,060)
Purchase of JAS Diagnostics , net of cash acquired	(1,324,706)	0	0

Net cash (used in) provided by investing activities	(2,006,864)	(215,705)	782,936

Cash Flows from Financing Activities:
Principal payments on term loans	(150,200)	(245,188)	(226,749)
Issuance of common stock — stock options	7,462	183,146	374,061

Net cash provided by (used in) financing activities	(142,738)	(62,042)	147,312

Effect of exchange rate changes on cash and cash equivalents	(84,913)	(5,146)	(60,980)

Net (decrease) increase in cash and cash equivalents	(5,171,006)	5,499,752	(1,736,062)

Cash and cash equivalents, beginning of period	8,879,462	3,379,710	5,115,772

Cash and cash equivalents, end of period	$3,708,456	$8,879,462	$3,379,710

Supplemental Schedule of Cash Flow Information:

Interest paid	$11,827	$25,217	$37,586

Income taxes refund (paid)	$(114,174)	$98,412	$(1,133)

Issuance of long-term for Jas Diagnostics acquisition	$752,623	0	0

Issuance of common stock for MRP acquisition	$0	$0	$1,427,500

(Decrease) in unrealized appreciation on available for sale securities	$0	$(50,220)	$(1,157,097)

See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization and Description of Business and Business Conditions
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (which includes the acquisition of Jas Diagnostics, see footnote 11). All inter-company accounts and transactions have been eliminated.
          The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com.
          In connection with the presentation of the current period consolidated financial statements, certain prior period balances have been reclassified to conform to current period presentation.
          The Drew business unit has experienced significant losses and negative cash flow from operations in the last three years. On June 19, 2008 Management implemented cost reductions at Drew’s Dallas, TX location in order to bring Drew’s cost structure in line with anticipated revenues. Management anticipates that these cuts combined with budgeted profits in the other Escalon entities will provide sufficient liquidity in the coming fiscal year.
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

          Fair Value of Financial Instruments
          The Company follows Statement of Financial Accounting Standards No. 107 (“SFAS” 107”), “Disclosure about Fair Value of Financial Instruments”. The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying value of available for sale securities approximates market based-upon market arms-length transactions in the underlying security. The carrying amounts of long-term debt approximate fair value since the Company’s interest rates approximate current interest rates. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
           Marketable Securities
          The Company reports debt and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” All of the equity securities held by the Company at June 30, 2007 and 2006 are classified as available for sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (see note 15).
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
          The Company’s considerations for recognizing revenue upon shipment of product to a distributor are based on the following:
•	Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have a right of return.

•	Shipping terms are ex-factory shipping point. At this point the buyer (distributor) takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

•	The Company’s price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

•	The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company’s policy and procedures related to the buyer’s (distributor’s) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.
          With respect to additional consideration related to the sale of Silicone Oil by Bausch & Lomb and the licensing of the Company’s intellectual laser technology, revenue is recognized upon notification from the other parties of amount earned or upon receipt of royalty payments.
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
          Inventories
          Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

	June 30,
	2008	2007

Raw materials	$6,024,784	$4,825,018
Work in process	759,619	680,994
Finished goods	2,353,581	2,556,913

	9,137,984	8,062,925

Valuation allowance	(467,824)	(301,555)

Total inventory	$8,670,160	$7,761,370

          Valuation allowance activity for the years ended June 30 was as follows:

	June 30,
	2008	2007

Balance, July 1	$301,555	$252,712
Provision for valuation allowance	172,670	65,221
Write-off’s	(6,401)	(16,378)

Balance, June 30	$467,824	$301,555

          Accounts Receivable
          Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Credit losses, when realized, have been within the range of management’s expectations. Allowance for doubtful accounts activity for the years ended June 30 was as follows:

	June 30,
	2008	2007

Balance, July 1	$566,878	$649,577
Provision for bad debts	153,168	96,000
Write-off’s	(246,859)	(178,699)

Balance, June 30	$473,187	$566,878

           Property and Equipment
          Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 was $582,511, $394,517 and $324,458 respectively.
          Property and equipment consist of the following at:

	June 30,
	2008	2007

Equipment	$2,788,606	$2,157,562
Furniture and Fixtures	62,846	62,846
Leasehold Improvements	121,702	135,895

	2,973,154	2,356,303

Less: Accumulated depreciation and amortization	(1,894,315)	(1,483,112)

	$1,078,839	$873,191

          Long-lived Assets
          Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which if actual experience varies, could result in material differences in the requirements for impairment charges.
          Intangible Assets
          The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis. See footnote 3 for details on Goodwill impairment charge related to Drew.
           Accrued Warranties
          The Company provides a limited one year warranty against manufacturer’s defects on its products sold to customers. The Company’s standard warranties require the Company to repair or replace, at the Company’s discretion, defective parts during such warranty period. The Company accrues for its product warranty liabilities based on estimates of costs to be incurred during the warranty period, based on historical repair information for warranty costs.
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
          Stock-Based Compensation

          Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock based compensation expense for the year ended June 30, 2007 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. On June 30, 2006, the Compensation Committee of the Company approved the acceleration of vesting of all of the outstanding stock options to purchase shares of the Company’s common stock. The acceleration applied to all stock options outstanding as of June 30, 2006 under the Company’s 1991 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1999 Stock Option Plan and 2004 Equity Incentive Plan. Since all options issued prior to July 1, 2006 were accelerated, and therefore fully vested, there was no compensation expense recorded in fiscal year 2007 related to these options.
          Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). As of June 30, 2008, there was $266,348 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The cost is expected to be recognized over a weighted average period of four years.
          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.
          For the year ended June 30, 2006 the Company reported stock-based compensation through the disclosure-only requirements of the Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB No. 123.” Compensation expense for options is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the Company’s underlying stock on the date of grant, no compensation expense is recognized.
          SFAS 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

2006

Net (loss), as reported	$(1,985,940)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(288,848)

Pro forma net (loss)	$(2,274,788)

(Loss) per share:

Basic — as reported	$(0.323)

Basic — pro forma	$(0.370)

Diluted — as reported	$(0.323)

Diluted — pro forma	$(0.370)

          The Company has followed the guidelines of SFAS 123 to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using these Black-Scholes option pricing method. For the purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period. For the purposes of applying SFAS 123, the estimated per share value of the options granted during the fiscal years ended June 30, 2006 was $5.52. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk free interest ranging between 3.30% and 4.5%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company’s stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare to historic volatility.
          Research and Development
          All research and development costs are charged to operations as incurred.
          Advertising Costs
          Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2008, 2007 and 2006 was $173,054, $134,811 and $279,670, respectively.
          Net Income (loss) Per Share
          Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
          A reconciliation of the denominator of the basic and diluted earnings per share for the three years ended June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Basic Weighted average shares outstanding	6,389,008	6,374,929	6,152,455

Effect of dilutive securities — Stock options and warrants	0	59,346	0

Diluted weighted average shares outstanding	6,389,008	6,434,275	6,152,455

          For the years ended June 30 2008, 2007 and 2006 the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). As of June 30, 2008, 2007 and 2006, 120,000 warrants, which were issued in March 2004 (see note 6), to purchase shares of Escalon common stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company’s common stock making the warrants anti-dilutive.
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
          Comprehensive Income
          The Company reports comprehensive income in accordance with the provision of SFAS No.130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its component in financial statements. Comprehensive income, as defined, includes all changes in equit during a period from non-owner sources.
          Foreign Currency Translation
          The Company translates the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect as of each balance sheet date. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive income on the consolidated balance sheet. Foreign currency transaction gains or losses are recognized in current operations and have not been significant to the Company’s operating results in any period. In addition, the effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.
          New Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that we consummate on or after July 1, 2009.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements. However, we do not expect the effect to be significant.
          In June 2007, the FASB ratified Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on the capitalization of non-refundable advance payments for goods and services to be used in future research and development activities until such goods have been delivered or the related services have been performed. As applicable to us, this pronouncement became effective for our fiscal year beginning on July 1, 2008. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2005-2007 tax years remain subject to examination by major tax jurisdictions. As of June 30, 2008, the 2005-2007 tax years remain subject to examination by major tax jurisdictions.
          As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of July 1, 2008, we had no unrecognized tax benefits which would have affected our effective tax rate if recognized. At June 30, 2008, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, no accrued interest related to uncertain tax positions has been recorded.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements. However, we do not expect the effect to be significant.

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
          In accordance with SFAS 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets at Drew exceeded their fair values and therefore were impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations.
          SFAS No. 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”). As of June 30, 2007, the Company had total goodwill of $21,072,260, of which $9,574,655 was assigned to Drew, $9,525,550 was assigned to Sonomed, $1,030,837 was assigned to EMI and $941,218 is assigned to Vascular.
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
          The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Drew, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 14%.
          Based on the income approach analysis that was separately performed for each operating segment it was determined that in the Drew segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Drew in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,574,655 for the year ended June 30, 2008.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
          The following table presents unamortized intangible assets by business unit as of June 30, 2008 and 2007:

	2008	2007
	Net	Net
	Carrying	Carrying
	Amount	Amount
Goodwill

Sonomed	$9,525,550	$9,525,550
Drew	0	9,574,655
JAS-subsidiary of Drew	93,181	0
Vascular	941,218	941,218
Medical/Trek/EMI	1,030,837	1,030,837

Total	$11,590,786	$21,072,260

	2008	2007
	Net	Net
	Carrying	Carrying
	Amount	Amount
Trademarks and tradenames

Sonomed	$601,806	$616,906
JAS-subsidiary of Drew	89,000	0
Medical/Trek/EMI	3,200	3,200

Total	$694,006	$620,106

          Patents
          It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $424,074 and $365,729 at June 30, 2008 and 2007, respectively. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $89,123, $98,404 and $75,150, respectively.
          Amortization expense, relating entirely to patents, is estimated to be approximately $58,000 for 2009 thru 2011 and $17,000 for 2012.
          Covenant Not to Compete and Customer List
          The Company recorded the value of a covenant not to compete and a customer lists as intangible assets as part of the acquisition of MRP and JAS (See note 11). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, not exceeding 5 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $212,756 and $116,109 at June 30, 2008 and 2007, respectively. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $96,647, $93,213 and $22,986, respectively.
          Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $93,000 each for the years 2009 thru 2010 and $47,000 for 2011.
          The following table presents amortized intangible assets by business unit as of June 30, 2008:

			Adjusted
	Gross		Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Drew	$0	$0	$0	$0	$0
Vascular	0	0	0	0	0
Medical/Trek/EMI	215,050	0	215,050	(57,167)	157,883

Total	$215,050	$0	$215,050	$(57,167)	$157,883

Covenant Not To Compete/Customer List

JAS	$1,461,397	$0	$1,461,397	$0	$1,461,397
EMI	442,969	0	442,969	(212,756)	230,213

Total	$1,904,366	$0	$1,904,366	$(212,756)	$1,691,610

          The following table presents amortized intangible assets by business unit as of June 30, 2007:

			Adjusted
	Gross		Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Drew	$279,740	$0	$279,740	$(154,474)	$125,266
Vascular	36,916	0	36,916	(36,916)	0
Medical/Trek/EMI	265,301	0	265,301	(174,339)	90,962

Total	$581,957	$0	$581,957	$(365,729)	$216,228

Covenant Not To Compete/ Customer List

EMI	$442,969	$0	$442,969	$(116,109)	$326,860

Total	$442,969	$0	$442,969	$(116,109)	$326,860

4. Accrued Expenses
          The following table presents accrued expenses:

	June 30, 2008	June 30, 2007

Accrued compensation	$1,531,886	$1,694,394
Warranty accruals	255,740	255,740
Legal accruals	464,338	0
Other accruals	643,956	797,999

Total accrued expenses	$2,895,920	$2,748,133

          In addition to normal accruals, other accruals as of June 30, 2008 and 2007 relate to the remaining lease payments on a facility that ceased manufacturing operations prior to the Drew acquisition, accruals for litigation existing prior to the Drew acquisition, franchise and ad valorem tax accruals and other sundry operating expenses accruals.
          Accrued compensation as of June 30, 2008 and 2007 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.
5. Long-Term Debt
          The Company had two long-term debt facilities through its Drew subsidiary: the Texas Mezzanine Fund and Symbiotics, Inc. The Texas Mezzanine Fund debt provided for interest at fixed rate of 8% per annum until July 1, 2005. The interest rate was then adjusted to the prime rate plus 4% per annum. Each June 1, the rate was adjusted to the prime rate plus 4% per annum. The debt has a minimum interest rate of 8% per annum to a maximum interest rate of 18% per annum. The interest rate on the Texas Mezzanine Fund was 12% per annum and 10.25% per annum as of June 30, 2007 and 2006, respectively. Drew was required to pay an additional interest payment to the Texas Mezzanine Fund of 1% of fiscal year revenues over $11,500,000 as defined in a revenue participation agreement. The note was paid in ful in April 2008. The outstanding balance of the note was $0 and $133,534 as of June 30, 2008 and 2007, respectively. The Symbiotics, Inc. term debt, which originated from the acquisition of a product line from Symbiotics, Inc., was payable in monthly installments of $8,333 with interest at a fixed rate of 5% per annum. The outstanding balance of this note was $0 and $16,666 as of June 30, 2008 and 2007, respectively.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal is payable in six quarterly installments of $124,437 plus interest at the prime rate (5% on June 30, 2008) as published by the Bank of America.

          The schedule below presents principal amortization for the next two years under each of the Company’s loan agreements as of June 30, 2008:

Twelve Months
Ending	Former JAS
June 30,	Shareholders	Total

2009	$501,752	$501,752
2010	250,871	250,871

Total	$752,623	752,623

Current portion of long-term debt		501,752

Long-term portion		$250,871
6. Capital Stock Transactions
          Stock Option Plans
          As of June 30, 2008, Escalon had in effect five employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,152 shares of the Company’s common stock remain available for issuance as of June 30, 2008. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the option is exercisable over a period no longer than 10 years after the grant date. As of June 30, 2008, options to purchase 997,077 shares of the Company’s common stock were outstanding of which 892,019 where exercisable, and 284,075 shares were reserved for future grants.
          On June 30, 2006, the Compensation Committee of the Company approved the acceleration of vesting of all of the outstanding stock options to purchase shares of the Company’s common stock. The acceleration applies to all stock options outstanding as of June 30, 2006 under the Company’s 1991 Stock Option Plan, 1992 Stock Option Plan, 1993 Stock Option Plan, 1999 Stock Option Plan and 2004 Equity Incentive Plan.
          The Company took this action in order to reduce the future compensation expense associated with unvested stock options following the adoption of Statement of Financial Accounting Standards No. 123, Share Based Payment (revised 2004) (“SFAS 123R”). The Company was required to apply the expense recognition provisions of SFAS 123R beginning in the first quarter of fiscal 2007. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $1.18 million over the original option vesting periods.
          The Company’s Board of Directors took this action with the belief that it is in the best interest of our shareholders, as it will reduce the Company’s reported compensation expense in future periods. In addition, because some of these options have exercise prices in excess of the current market value, the Board also believed that these options might not have been fully achieving the Company’s original objective of employee retention and incentive compensation. The senior officers of the Company who are subject to reporting under Section 16(a) of the Securities Exchange Act of 1934 (“ the Exchange Act”) will be subject to the following restriction with respect to the sale of shares purchased upon exercise of a stock option whose vesting has been accelerated: Such sale shall be prohibited until the earlier of: (i) the date on which the option would otherwise have vested; (ii) twelve months from the date of the extension; or (iii) termination of employment.
          The following is a summary of the Company’s stock option activity and related information for the fiscal years ended June 30, 2008, 2007 and 2006:

	2008		2007		2006
	Common	Weighted	Common	Weighted	Common	Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	865,035	$5.53	920,685	$5.73	847,210	$4.20
Granted	135,500	$3.05	117,000	$2.65	318,400	$6.63
Exercised	(2,458)	$3.02	(42,000)	$2.00	(121,183)	$2.22
Forfeited	(1,000)	$3.05	(130,650)	$5.52	(123,742)	$1.00

Outstanding at the end of the year	997,077	$5.27	865,035	$5.53	920,685	$5.73

Exercisable at the end of the year	892,019		810,227		920,685

Weighted average fair value of options granted during the year		$3.05		$2.65		$6.63
          The following table summarizes information about stock options outstanding as of June 30, 2008:

		Weighted
	Number	Average
	Outstanding	Remaining	Weighted	Number	Weighted
	at	Contractual	Average	Exercisable	Average
	June, 30	Life	Exercise	at June 30,	Exercise
	2008	(Years)	Price	2008	Price
Range of Exercise Prices
$1.45 to $2.12	119,756	2.23	$1.88	119,756	$1.88
$2.37 to $2.77	377,942	6.95	$2.77	272,884	$2.71
$4.97 to $5.59	73,000	7.28	$5.05	73,000	$5.05
$6.19 to $6.19	168,250	6.08	$6.19	168,250	$6.19
$6.94 to $8.06	258,129	6.47	$7.41	258,129	$7.41

Total	997,077			892,019

          Sale of Common Stock and Warrants
          On March 17, 2004, the Company completed a $10,400,000 private placement of common stock and common stock purchase warrants to accredited and institutional investors. The Company sold 800,000 shares of its common stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of common stock at an exercise price of $15.60 per share. If not exercised, the warrants expire on September 13, 2009. The securities were sold pursuant to the exemptions from registration of Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933 (“the securities Act”). The Company has subsequently filed a registration statement with the SEC, declared effective on April 20, 2004, to register for resale by the holders all of the common stock issued in conjunction with this private placement and common stock purchasable upon exercise of the warrants.
          The net proceeds to the Company from the offering, after costs associated with the offering, of $9,787,918, have been allocated among common stock and warrants based on their relative fair values. The Company used the Black-Sholes pricing model to determine the fair value of the warrants to be $1,601,346.
7. Income Taxes
          The provision for income taxes for the years ended June 30, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current income tax provision

Federal	$—	$—	$—
State	$134,990	51,054	31,309

	134,990	51,054	31,309

Deferred income tax provision

Federal	130,565	1,704,463	(1,962,685)
State	30,626	399,812	(460,383)
Change in valuation allowance	(161,191)	(2,104,275)	2,423,068

	—	—	—

Income tax expense	$134,990	$51,054	$31,309

          Income taxes as a percentage of income for the years ended June 30, 2008, 2007 and 2006 differ from statutory federal income tax rate due to the following:

	2008	2007	2006

Statutory federal income tax rate	-34.0%	34.0%	-34.0%
Change in valuation allowance	34.0%	-34.0%	34.0%
State income taxes, net of federal tax impact	—	—	—
Other	—	—	—

Effective income tax rate	0.0%	0.0%	0.0%

          As of June 30, 2008, the Company had deferred income tax assets of $12,496,702. The deferred income tax assets have been reduced by a $10,446,340 valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
          The components of the net deferred tax income tax assets and liabilities as of June 30, 2008 and 2007 are as follows:

	2008	2007

Deferred income tax assets:

Net operating loss carryforward	$10,964,351	$11,063,841
Accrued bonus	188,411	62,560
Executive post retirement costs	369,580	369,580
General business credit	450,199	450,199
Allowance for doubtful accounts	160,884	90,734
Accrued vacation	174,003	158,885
Inventory reserve	159,060	83,318
Accelerated depreciation	3,782	41,967
Warranty reserve	26,432	26,432

Total deferred income tax assets	12,496,702	12,347,516
Valuation allowance	(10,446,340)	(10,607,531)

	2,050,362	1,739,985
Deferred income tax liabilities:
Accelerated amortization	(2,050,362)	(1,739,985)

Total deferred income tax liabilities	(2,050,362)	(1,739,985)

	$—	$—

          As of June 30, 2008, the Company has a valuation allowance of $10,446,340, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $31,121,000 and $4,287,000, respectively, of which $18,747,000 and $2,009,000, respectively, will expire over the next ten years, and $12,374,000 and $2,278,000, respectively, will expire in years eleven through twenty. Approximately $6,800,000 of federal net operating losses expired June 30, 2008. Not included in the $31,121,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2008 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.
          The Company continues to monitor the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provision and management’s assessment of the realizability of the Company’s deferred tax assets involve significant judgments and estimates. If taxable income expectations change, in the near term the Company may be required to reduce the valuation allowance which would result in a material benefit to the Company’s results of operations in the period in which the benefit is determined by the Company.
          Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2008, the Company did not have any significant unrecognized tax benefits.
          The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.
8. Commitments and Contingencies
          Commitments
          The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of June 30, 2008 are as follows:

Lease
Twelve Months Ending	Obligations

2009	$682,231
2010	656,014
2011	654,134
2012	633,267
2013	489,579
Thereafter	303,274

Total	$3,418,499

          Rent expense charged to operations during the years ended June 30, 2008, 2007 and 2006 was approximately $782,000, $866,000 and $890,000, respectively.
          Contingencies
          Royalty Agreement: Clinical Diagnostics Solutions
          Drew and Clinical Diagnostics Solutions, Inc. (“CDS”) entered into a Private Label Manufacturing Agreement dated April 1, 2002 for the right to sell formulations or products of CDS including reagents, controls and calibrators (“CDS products”) on a private label basis. The agreement term is 15 years and automatically renews year-to-year thereafter. Drew is obligated to pay CDS a royalty of 7.5% on all sales of CDS products produced from Drew’s United Kingdom facility.
          PointCare Technologies, Inc. Legal Proceedings
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
          After a brief period of discovery and the submission of legal papers, the Court issued a ruling on May 6, 2008. While denying Drew’s request for a Preliminary Injunction, the Court scheduled the dispute for expedited trial. The Court also requested that the parties undertake a mediation proceeding in an attempt to amicably resolve the dispute. Both parties have agreed to participate in mediation. Should the mediation prove unsuccessful, the parties will proceed to trial as scheduled. The parties are making progress on achieving an amicable resolution to this matter. The parties, therefore have requested and been granted an indefinite extension if a full and final resolution can be achieved by the parties.
The Company is cognizant of the legal expenses and costs associated with the PCT litigation. The Company, however, believes that Drew is taking all necessary actions to protect its rights and interests under the Agreement with PCT. The Company believes, however, that it is necessary to pursue this litigation and possible final resolution: a) to protect the significant R&D expenditure that Drew has already invested in the development of the HT Instrument; b) to prevent PCT from denying Drew access to PCT’s NP Instrument; c) protect Drew’s territorial rights, as well as its reputation in such markets; and d) allow Drew to receive the economic benefits that it is entitled to with respect to both the HT and NP instruments
Intralase Corp. Legal Proceedings
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

9. Retirement and Post-Retirement Plans
          The Company adopted a 401(k) retirement plan effective January 1, 1994. Escalon employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary, and no Company contributions have been made since the plan’s inception.
          On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. The Company’s contribution for the fiscal years ended June 30, 2008, 2007 and 2006 was $36,699, $36,702 and $35,034, respectively.
          On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew’s United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew’s United Kingdom Employees. Drew contributions for the fiscal years ended June 30, 2008, 2007 and 2006 was $31,242, $29,794 and $10,000, respectively.
          On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman and Chief Executive Officer. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of his termination of services with the Company under the following circumstances.
•	If the covered executive retires at age 65 or older, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If the covered executive dies before his retirement while employed by the Company, the Company would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

•	If the covered executive were to become disabled while employed by the Company, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If the covered executive were to die within three years after suffering such disability, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If the covered executive’s employment with the Company is terminated by the Company, or if the executive terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay the executive $8,000 per month for life. If the covered executive were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.
          In fiscal 2005 the Company accrued $1,087,000, which represents the present value of the supplemental retirement benefits awarded. This amount is accrued at June 30, 2008 and 2007.

10. Sale of Silicone Oil Product Line, Licensing of Laser Technology and Other Revenue
          Sale of Silicone Oil Product Line
          In the first quarter of fiscal 2000, Escalon received $2,117,000 from the sale to Bausch & Lomb of its license and distribution rights for the Silicone Oil product line. This sale resulted in a $1,864,000 gain after writing off the remaining net book value of license and distribution rights associated with that product line. The Company’s contract to receive additional consideration based on sales of Silicone Oil by Bausch & Lomb expired on August 12, 2005.
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
          Royalties received from Silicone Oil during 2008, 2007 and 2006 were $0, $0 and $203,000, respectively.
          Intralase: Licensing of Laser Technology
          In 1997, Intralase and the Company entered into an agreement under which Intralase became the exclusive licensee of certain patents, technology and intellectual property owned by Escalon Medical. This agreement was amended and restated in October 2000. Disputes arose between the parties culminating in litigation between the parties.
          As part of the settlement agreement described in footnote 8 of these financial statements, on February 27, 2007 the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase by the Company, and the license agreement was terminated. In addition, the settlement payment from Intralase satisfies all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.
          Bio-Rad Laboratories, Inc. Royalty
          The royalty received from Bio-Rad Laboratories, Inc. (“Bio-Rad”) relates to a certain non-exclusive Eighth Amendment to an OEM Agreement (“OEM Agreement”) between the Company’s Drew subsidiary and Bio-Rad, dated July 19, 1994. Bio-Rad pays a royalty based on sales of certain of Drew’s products in certain geographic regions.
          The material terms of the OEM Agreement, provided:
•	Drew receives an agreed royalty per test;

•	Royalty payments will be made depending on the volume of tests provided by Bio-Rad. If less than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will calculate the number of tests used on a quarterly basis in arrears and pay Drew within 45 days of the end of the quarter. If more than 3,750 tests per month are provided by Bio-Rad, Bio-Rad will pay an estimated monthly royalty and within 45 days of the end of the quarter will make final settlement upon the actual number of tests.

          While the agreement, as amended by the Eighth Amendment, expired on May 15, 2005, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          Other Revenue
          Other revenue includes quarterly payments received from:
(1)	Bausch & Lomb in connection with the sale of the Silicone Oil product line. This agreement expired August 12, 2005;

(2)	Royalty payments received from Intralase relating to the licensing of the Company’s intellectual laser technology; and the settlement payment from Intralase described in footnote 8 of these financial statements in the amount of $9,600,000

(3)	Royalty payments received from Bio-Rad.
          The following table presents other revenue received by the Company for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006

Royalty Income:

Bio-Rad royalty	$222,075	$242,826	$283,000
Baush and Lomb	0	0	203,000
IntraLase royalty	0	1,102,216	1,761,000
Settlement payment (see note 8)	0	9,600,000	0

Total	$222,075	$10,945,042	$2,247,000

11. Acquisition of MRP and JAS Diagnostics, Inc.
          MRP Acquisition
          On January 30, 2006 EMI acquired substantially all of the assets of MRP Group, Inc. (“MRP”) in exchange for 250,000 shares of the Company’s common stock and approximately $47,000 in cash. The MRP business consists of ophthalmic technology solutions offering two retinal imaging systems. Approximately 200 of these systems have been installed at leading medical and retinal care centers. The operating results of MRP are included as part of the Medical/Trek/EMI business unit as of January 30, 2006.
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

Current assets	$143,569
Furniture and equipment	50,000
Patents and Trademarks	11,200
Covenant not to compete	319,609
Customer list	123,360

Goodwill	905,807
Total assets acquired	1,553,545

Current liabilities	78,984

Net assets acquired	$1,474,561

          JAS Diagnostics, Inc. Acquisition
          On May 29, 2008 Drew acquired the stock of JAS Diagnostics, Inc. (“JAS) for $2,100,000 less assumed liabilities of $127,975. The sales price was payable 33% in cash and 67% (see footnote 5) in debt from Drew to three of the JAS shareholders, 50% in cash and 50% in debt from Drew to one shareholder and 100% cash for the remaining two JAS shareholders. JAS provides design, development, validation and manufacturing services for vitro diagnostic chemistry reagents to there customers. The operating results of JAS are included as part of the Drew business unit as of May 30, 2008.
          The Company accounted for the purchase under FAS 141. Under FAS 141, the Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired to obtain a leading edge technology platform in the digital imaging marketplace. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill in the amount of $93,181. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. The Company will have 12 months from the closing of the acquisition to finalize the valuation. Business unit disclosures for 2007 and pro forma statement of operations data for 2008 and 2007 do not include JAS operations and assets as they are not material in relation to the consolidated financial statements.
          The following table summarizes the purchase price allocation of estimated fair values of assets acquired and liabilities assumed as of the date of acquisition of JAS as of May 30, 2008.

Current assets	$420,981
Furniture and equipment	35,441
Trade Name	89,000
Customer list	1,461,397
Goodwill	93,181

Total assets acquired	$2,100,000

Current liabilities	127,975

Net assets acquired	$1,972,025

12. Segment Reporting
          The Company’s operations are classified into five principal reporting segments for 2008, 2007 and 2006.
          Table amounts in thousands:
Segment Statements of Operations (in thousands) — Twelve months ended June 30,

	Drew			Sonomed			Vascular
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Revenues, net:
Product revenue	$13,332	11,627	14,253	$9,367	9,823	7,737	$4,119	3,467	3,640
Other revenue	$222	243	283	$0	—	—	$0	—	—

Total revenue, net	$13,554	11,870	14,536	$9,367	9,823	7,737	$4,119	3,467	3,640

Costs and expenses:
Cost of goods sold	$8,928	7,681	9,225	$5,029	4,976	3,962	$1,538	1,393	1,535
Goodwill impairment	$9,575	—	—	$0	—	—	$0	—	—
Operating expenses	$8,032	7,830	7,740	$4,603	3,779	3,670	$2,237	2,108	2,112

Total costs and expenses	$26,535	$15,511	16,965	$9,632	8,755	7,632	$3,775	3,501	3,647

(Loss) income from operations	$(12,981)	(3,641)	(2,429)	$(265)	1,068	105	$344	(34)	(7)

Other (expense) and income:
Equity in OTM	$0	—	—	$0	—	—	$0	—	—
Interest income	$0	—	—	$0	—	—	$0	—	—
Interest expense	$(12)	(28)	(63)	$0	—	—	$0	—	—

Total other (expense)	$(12)	(28)	(63)	$0	0	0	$0	0	0

(Loss) and income before taxes	$(12,993)	(3,669)	(2,492)	$(265)	1,068	105	$344	(34)	(7)

Income taxes	$0	0	0	$26	37	21	$0	1	0

Net (loss) income	$(12,993)	(3,669)	(2,492)	$(291)	1,031	84	$344	(35)	(7)

Segment Statements of Operations (in thousands) — Twelve months ended June 30,

	EMI			Medical/Trek			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Revenues, net:
Product revenue	$1,762	1,484	434	$1,410	1,492	1,480	$29,990	27,893	27,544
Other revenue	$0	—	—	$0	10,702	1,964	$222	10,945	2,247

Total revenue, net	$1,762	1,484	434	$1,410	12,194	3,444	$30,210	38,838	29,791

Costs and expenses:
Cost of goods sold	$820	711	290	$995	1,011	992	$17,310	15,772	16,004
Goodwill impairment	$0	—	—	$0	0	0	$9,575	75	1,157
Operating expenses	$873	830	635	$2,705	2,722	2,668	$18,450	17,269	16,825

Total costs and expenses	$1,693	1,541	925	$3,700	3,733	3,660	$45,335	33,041	32,829

(Loss) income from operations	$69	(57)	(491)	$(2,290)	8,461	(216)	$15,123	5,797	(3,038)

Other (expense)income:
Gain on sale of available	$0	—	—	$0	75	1,157	$0	75	1,157
Equity in OTM	$0	—	—	$(88)	(88)	(174)	$(88)	(88)	(174)
Interest income	$0	—	—	$299	208	162	$299	208	162
Interest expense	$0	—	—	$0	—	—	$(12)	(28)	(63)

Total other (expense) and income	$0	0	0	$211	195	1,145	$199	167	1,082

(Loss) and income before taxes	$69	(57)	(491)	$(2,079)	8,656	929	$(14,924)	5,964	(1,956)

Income taxes	$0	—	—	$109	14	10	$135	52	31

Net (loss) income	$69	(57)	(491)	$(2,188)	8,642	919	$(15,059)	5,912	(1,987)

          The Company operates in the healthcare market, specializing in the development manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic (“IVD”) instrumentation and consumables for use in human and veterinary hematology; and (3) vascular access devices. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the Medical/Trek business unit.
          During the fiscal year ended June 30, 2008, Drew derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access™ and SmartNeedle™ monitors, needles and catheter products and the VascuView™ visual ultrasound system. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN™ gas products, various disposable ophthalmic surgical products, revenue derived from Bausch & Lomb’s sale of Silicone Oil (the contract for which expired on August 12, 2005) and from royalty revenue related to Increase’s licensing of the Company’s intellectual laser technology. EMI derived its revenue CFA digital imaging systems and related products.
          No customer represented more than 10% of consolidated revenue during the years ended June 30, 2008, 2007 and 2006. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

	2008	2007	2006

Drew	$6,587,050	$5,177,708	$8,471,608
Sonomed	5,858,763	5,901,532	4,316,856
Vascular	130,177	126,854	226,665
EMI	53,700	8,900	—
Medical/Trek	31,864	40,400	29,671

	$12,661,554	$11,255,394	$13,044,800

13. Related-Party Transactions
          Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2008, Escalon had invested $357,000 in OTM and owned 45% of OTM. The Company will provide administrative support functions to OTM. For the years ended 2008, 2007 and 2006 the Company recorded losses of $88,206, $87,852 and $173,844, respectively.
          A relative of a senior executive officer has provided legal services as either an employee or a consultant to the Company. Caryn Lindsey (daughter-in-law of the CEO) acted as a consultant and employee for the Company. Ms. Lindsey received consulting fees and salary of $0, $0, and $110,939 and for the years ended June 30, 2008, 2007 and 2006, respectively.
14. Intralase Initial Public Offering and Sale of Intralase Common Stock
          In October 1997, the Company licensed its intellectual laser properties to Intralase in exchange for an equity interest of 252,535 shares of Common Stock (as adjusted for splits), as well as royalties on future product sales. The Company has historically accounted for these shares a $0 basis because a readily determinable market value was previously not available. On October 7, 2004, Intralase announced the initial public offering of shares of its common stock at a price of $13.00 per share. The shares of common stock were restricted for a period of less than one year and were permitted to be sold after April 6, 2005 pursuant to a certain Fourth Amended Registration Rights Agreement between the Company and Intralase. During 2007, Intralase accepted a $25 per share tender offer for all its outstanding shares, as such, Escalon received $75,000 for its remaining holdings in Intralase of 3,000 shares. The Company sold 58,355 shares of Intralase common stock in July 2005 at $19.8226 per share resulting in gross proceeds of $1,160,316. After paying broker commissions and other fees of $2,980, the Company received net proceeds of $1,157,335. The Company sold 191,000 shares of Intralase common stock in May 2005 at $17.9134 per share resulting in gross proceeds of $3,421,459. After paying broker commissions and other fees of $9,698, the Company received net proceeds of $3,411,761. During 2007, Intralase accepted a $25 per share tender offer for all of its outstanding shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                    NONE

ITEM 9A(T).	CONTROLS AND PROCEDURES
               Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
               Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.
          As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.
          Pursuant to temporary rules of the Securities and Exchange Commission, our management’s report on internal control over financial reporting is furnished with this Annual Report on Form 10-K and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Our management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report on internal control over financial reporting in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2008 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Requirements of Section 404
          Under the rules and regulations of the SEC, the Company is currently not required to comply fully with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for the Company’s fiscal year ending June 30, 2010, as long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2008, the Company’s management is required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, which assessment is deemed furnished to rather than filed with the SEC. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2009 and for each fiscal year thereafter, the Company’s management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and the Company’s independent registered public accounting firm will be required to provide an attestation as to the Company’s management’s assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays in completing the Company’s obligations and receiving an unqualified report on the Company’s internal control over financial reporting by the Company’s independent registered public accounting firm.
          While the Company believes that we will be able to timely meet our obligations under Section 404 and that the Company’s management will be able to certify as to the effectiveness of the Company’s internal control over financial reporting, there is no assurance that we will do so. If the Company is unable to timely comply with Section 404, the Company’s management is unable to certify as to the effectiveness of the Company’s internal control over financial reporting or the Company’s independent registered public accounting firm is unable to attest to that certification, the price of the Company’s common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that the Company’s independent registered public accounting firm will advise the Company that they have identified significant deficiencies and/or material weaknesses.

ITEM 9B.	OTHER INFORMATION
               On September 25, 2008 the Board of Directors determined the Goodwill related to the Drew acquisition was 100% impaired in the amount of $9,574,655 (see Management Discussion and Analysis and footnote 3 to the consolidated financial statements).
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Item 10 will be provided by incorporating the information required under such item by reference to the Company’s Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 11.	EXECUTIVE COMPENSATION
          Item 11 will be provided by incorporating the information required under such item by reference to the Company’s Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Item 12 will be provided by incorporating the information required under such item by reference to the Company’s Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Item 13 will be provided by incorporating the information required under such item by reference to the Company’s Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          Item 14 will be provided by incorporating the information required under such item by reference to the Company’s Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report, or, alternatively, by amendment to this Form 10-K annual report under cover of Form 10-K/A no later than the end of such 120-day period.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of This Annual Report on Form 10-K:
     (1) Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2008 and 2007
Consolidated Statements of Operations for the years ended June 20, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended June 20, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended June 20, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
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

3.1	(a)	Restated Articles of Incorporation of Registrant. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.1	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Registrant and American Stock Transfer Corporation. (3)

4.2		Securities Purchase Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.3		Registration Rights Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.4

4.5		Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company. (4)

10.1		Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998. (6)**

10.2		Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (9)

10.3		Assets Sale and Purchase Agreement between the Registrant and Endologix, Inc. dated January 21, 1999. (5)

10.4		Registrant’s Amendment and Supplement Agreement and Release between the Registrant and Endologix, Inc. dated February 28, 2001. (10)

10.5		2003 Amendment to Loan Agreement. (12)

10.6		Allonge to the Amended and Restated Term/Time Note. (12)

10.7		Allonge to the Amended and Restated Line of Credit Note. (12)

10.8		Registrant’s amended and restated 1999 Equity Incentive Plan. (13) **

10.9		Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.10		Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.11		Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.12		Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.13		Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.14		Settlement Agreement with Intralase Corp, dated February 27, 2007. (17)

10.15		Securities Purchase Agreement dated as of May 29, 2008 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (*)

21		Subsidiaries. (11)

23.1		Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith.

**	Management contract of compensatory plan.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.

(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.

(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 25, 2000 (Registration No. 333-31138).

(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.

(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.

(17)	Filed as an exhibit to the Company’s Form 10-K dated September 28, 2007.

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp. (Registrant)
By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Dated: September 29, 2008
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Richard J. DePiano	Chairman and Chief Executive	September 29, 2008

	Richard J. DePiano		Officer (Principal Executive
Officer) and Director

By:	/s/	Robert M. O’Connor	Chief Financial Officer	September 29, 2008

	Robert M. O’Connor		(Principal Financial Officer)

By:	/s/	Anthony Coppola	Director	September 29, 2008

Anthony Coppola

By:	/s/	Jay L. Federman	Director	September 29, 2008

Jay L. Federman

By:	/s/	William L.G. Kwan	Director	September 29, 2008

William L.G. Kwan

By:	/s/	Lisa Napolitano	Director	September 29, 2008

Lisa Napolitano

By:	/s/	Fred Choate	Director	September 29, 2008

Fred Choate