Form 10-K/A
period 2008-06-30
ESCALON MEDICAL CORP
filed 2008-10-28
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
     As of September 19, 2008, there were 6,413,930 shares of common stock outstanding.

Part III.
Item 10. Directors and Executive Officers and Corporate Governance
          DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth information with respect to our directors and our executive officers as of September 29, 2008.

Name	Age	Position
Richard J. DePiano	67	Chairman and Chief Executive Officer
Richard J. DePiano, Jr.	42	President and General Counsel
Robert M. O’Connor	47	Chief Financial Officer
Mark G. Wallace	39	Chief Operating Officer
Anthony J. Coppola	71	Director
Jay L. Federman	70	Director
William L.G. Kwan	67	Director
Lisa A. Napolitano	45	Director
Fred G. Choate	62	Director
     Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of September 29, 2008. Officers serve at the discretion of the board of directors. The President and General Counsel, Richard J. DePiano, Jr. is the son of the Chairman and Chief Executive Officer, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
          Mr. DePiano has been a Class III director since February 1996 and has served as our Chairman and Chief Executive Officer of the Company since March 1997. Mr. DePiano was the former chief executive officer of the Sandhurst Company, L.P., managing director of the Sandhurst Venture Fund and former partner of Deloitte & Touch, LLP. Mr. DePiano also serves as chairman of the board of directors of PhotoMedex, Inc., and as trustee of Drexel University and Salus University.
          Mr. DePiano, Jr. joined Escalon in 2003. He most recently served as Chief Operating Officer and General Counsel, managing the ophthalmic diagnostic, surgical products and vascular access business and overseeing all legal matters. Prior to serving in this role, Mr. DePiano, Jr. served as Vice President of Corporate and Legal Affairs. Before joining Escalon, Mr. DePiano, Jr. engaged in private practice of law for eleven years, where he represented individual and business clients in mergers and acquisitions, corporate and securities law matters, venture capital financings and general business and commercial matters. Mr. DePiano Jr. received a Bachelor of Science degree from Villanova University and a Juris Doctor degree from Widener University School of Law. Mr. DePiano Jr. currently serves as President and as a member of the Board of Directors of the Delaware Valley Corporate Counsel Association, and Vice Chairman of the Board of Directors of the Montgomery County Industrial Development Authority. Mr. DePiano, Jr. resides in Wayne Pennsylvania and is an active member of both The Union League of Philadelphia and the Overbrook Golf Club.
          Mr. O’Connor was appointed our Chief Financial Officer of the Company on June 30, 2006. Mr. O’Connor joined us from BDO Seidman, LLP where he served as a senior manager from 2004. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P. where he served in the middle market advisory services group from 1998 until 2000. He held positions of controller and chief financial officer of Science Dynamics a manufacturer of high tech telecom equipment from 2000 until 2002 and Ianieri & Giampapa, LLC a certified public accounting firm from

2002 until 2004. Mr. O’Connor holds an MBA from Rutgers University — Graduate School of Management and a B.S. from Kean University. He is a certified public accountant and a member of the American Institute of Certified Public Accountants (AICPA).
          Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of the our companies, and has also previously served as Operations Manager at Sonomed, Inc. and Quality Manager of Escalon Medical. He had previously worked with Lunar Corp (now GE Healthcare) and Trek Medical. He holds a BS Industrial Engineering and a MS Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 18 years experience in the medical device industry.
          Mr. Coppola has served on the Board since 2000, he is a Class II director and his term ends in 2010. Mr. Coppola is the principal and operator of The Historic Town of Smithville, Inc., a real estate and commercial property company from 1988 to present. He is the retired division president of SKF Industries, a manufacturing company, where he served from 1963 to 1986.
          Dr. Federman has served on the Board since 1996, he is a Class III director and his term ends in 2008. Dr. Federman is an ophthalmologist sub specializing in the management of vitro-retinal diseases. Dr. Federman’s directorships include the research department of Wills Eye Hospital from 1987 to 1995. He was chief of the Department of Ophthalmology of the Medical College of Pennsylvania from 1994 to 2004, co-director of Retina Service of Wills Eye Hospital from 1991 to 1999 and a Director of the Vitro-Retinal Research Foundation of Philadelphia. He previously served as Chairman of our Board of Directors from February 1996 to March 1997.
          Mr. Kwan has served on the Board since 1999, he is a Class I director and his term ends in 2009. Mr. Kwan is retired and was the former vice president of business development of Alcon Laboratories, Inc. a medical products company, from October 1996 to 1999. He also served as vice president of International Surgical Instruments from November 1989 to October 1999.
          Ms. Napolitano has served on the Board since 2003, she is a Class II director and her term ends in 2010. Ms. Napolitano has served as a Tax Manager, at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania.
          Mr. Choate has served on the Board since 2005, he is a Class II director and his term ends in 2010. Mr. Choate has served as the managing member of Atlantic Capital Funding LLC since 2003 to the present, Managing Member of Atlantic Capital Management LLC from 2004 to present; Baltic-American Enterprise Fund, Chief Investment Officer from 2003 to present; managing member of Greater Philadelphia Venture Capital Corp from 1992 to present. Mr. Choate has been a director of Parke Bank since 2003. Mr. Choate formerly served as one of our directors from 1998 to 2003.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2008.

Code of Conduct and Ethics
     Our board of directors has adopted a Code of Conduct and Ethics, which applies to all of our directors, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, officers and employees. Our Code of Conduct and Ethics is posted in the “Corporate Governance” section of our Internet web site at www.escalonmed.com. Any amendments, or grant of waiver with respect to any provision of our Code of Conduct and Ethics, will be disclosed noting the nature of such amendment or waiver in the “Corporate Governance” section of our Internet web site at www.escalonmed.com or by other appropriate means as required or permitted under the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Stock Market.
Audit Committee Members and Financial Expert
     The members of the audit committee our board of directors are Anthony Coppola, Lisa Napolitano, and William Kwan. The board of directors has determined that each of Messrs. Coppola and Kwan and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of the audit committee is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Capital Market relating to directors serving on audit committees.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
          Our compensation committee is responsible for reviewing and approving the annual compensation of our executive officers and our non-employee directors.
          Our compensation committee is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of The NASDAQ Capital Market. The board of directors has delegated to our compensation committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of the chief executive officer and our other executive officers as well as middle-level management and other key employees. The compensation committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.
          The key components of the compensation program for executive officers are base salary, bonus and long-term incentives in the form of stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.
Objectives of Compensation Program
          Our compensation committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success.
          We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers, except for our 401(k) plan in which the executive officers are eligible to participate and Mr. DePiano's Supplemental Retirement Benefit Agreement. See Overview of Executive Employment Agreements. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a non-equity incentive plan, as that term is used in SFAS No. 123R, “Share-Based Payment.”

          To the extent consistent with the foregoing objectives, our compensation committee also intends to maximize the deductibility of compensation for tax purposes. The committee may, however, decide to exceed the tax deductible limits established under Section 162(m) of the Internal Revenue Code, of 1986, as amended, or the Code, when such a decision appears to be warranted based upon competitive and other factors.
What Our Compensation Program is Designed to Reward
          The key components of the compensation program for executive officers are base salary, bonus and long-term incentives in the form of stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.
          Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside our control. We have endeavored through the grants of stock options to the executive officers to incentivize individual and team performance, providing a meaningful stake in us and linking them to a stake in our overall success.
Elements of Company’s Compensation Plan and How Each Element Relates to Objectives
          There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives.
Base Salaries
          Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews in addition to the assessment of market competitiveness.
Bonus
          Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For 2008, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2008, Mr. DePiano, Mr. DePiano, Jr. and Mr. O’Connor did not receive a bonus due to net loss incurred during this period. Mr. Wallace’s $60,000 bonus was pursuant to his promotion employment letter dated October 7, 2007.
Long-Term Incentives
          Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with shareholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the compensation committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

          Stock options granted under the various stock option plans generally have had a five-year vesting schedule and generally have been set to expire ten years from the date of grant. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the compensation committee based upon several factors, including the executive officer’s salary, performance and the estimated value of the stock at the time of grant, but the compensation committee has the flexibility to make adjustments to those factors at its discretion.
How Amounts Were Selected for Each Element of an Executive’s Compensation
          Each executive’s current and prior compensation is considered in setting future compensation. Base salary and the long-term incentives are not set with reference to a formula.
          A target bonus, or portion thereof, is earned, based on fulfillment of conditions, paramount of which is our profitability.
          As a general rule option awards are made in the first or second quarter of a year and after the financial results for the prior year have been audited and reported to the board of directors. Grants and awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion.
Accounting and Tax Considerations
          On July 1, 2007, we adopted SFAS No. 123R. Under this accounting standard, we are required to value stock options granted in fiscal year 2007 and beyond under the fair value method and expense those amounts in the income statement over the vesting period of the stock option. We were also required to value unvested stock options granted prior to our adoption of SFAS 123R under the fair value method and amortize such expense in the income statement over the stock option’s remaining vesting period. A material portion of such amortizing expense relates to option grants made to our executive officers.
          Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2007 and 2008 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2007 or 2008.
Overview of Executive Employment Agreements and 2008 Equity-Based Awards
          On May 12, 1998, we entered into an employment agreement with Richard J. DePiano as our Chairman and Chief Executive Officer. The initial term of the employment agreement commenced on May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party’s determination not to renew the agreement. The current base salary provided under the agreement, as adjusted for yearly cost of living adjustments, is $336,343 per year, and the agreement provides for additional incentive compensation in the form of a cash bonus to be paid to Mr. DePiano at the discretion of our board of directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance.

          On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to Mr. DePiano in the event of his termination of service Mr. DePiano with us under the following circumstances:
•	If Mr. DePiano retires at age 65 or older, we are obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If Mr. DePiano were to die within a period of three years after such retirement, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If Mr. DePiano dies before his retirement, while employed by us, we would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

•	If Mr. DePiano were to become permanently disabled while employed by us, we would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If Mr. DePiano were to die within three years after suffering such disability, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If Mr. DePiano’s employment with us is terminated by the Company, prior to him attaining age 65 or if he terminates his employment with us for good reason, as defined in the agreement, we would be obligated to pay him $8,000 per month for life. If Mr. DePiano were to die within a period of three years after such termination, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.
     During the fourth quarter of fiscal 2005, we recorded as an expense in our consolidated statement of income, $1,087,000, which represented the present value of the supplemental retirement benefits awarded at that time.
     As Chief Financial Officer, Mr. O’Connor’s annual base salary is $205,400. Mr. O’Connor has been granted stock options to purchase 60,000 shares of our common stock, which became exercisable in full as of the June 30, 2006 grant date. The exercise price of these options is $5.05 per share. During fiscal 2008, Mr. O’Connor was granted 20,000 stock options which vest over five years and have an exercise price of $3.05. Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.

Compensation of Named Executive Officers
     Summary Compensation Table
     The following table sets forth certain summary information concerning compensation which we paid or accrued to or on behalf of each of our executive officers during the fiscal years ended June 30, 2008 and 2007 (the “Named Executive Officers”) for each of such fiscal years.

							Pension Value
							and Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation (2)	Total

Richard J. DePiano
Chairman and	2008	$336,343	$—	$—	$57,653	$—	$—	$19,816	$413,812
Chief Executive Officer	2007	$317,700	$250,000	$—	$23,207	$—	$—	$9,600	$600,507

Richard J. DePiano, Jr.
President and	2008	$180,000	$—	$—	$18,448	$—	$—	$9,600	$208,048
General Counsel	2007	$127,200	$80,000	$—	$7,425	$—	$—	$—	$214,625

Robert M. O’Connor	2008	$205,400	$—	$—	$8,547	$—	$—	$9,600	$223,547
Chief Financial Officer	2007	$200,000	$25,000	$—	$—	$—	$—	$—	$225,000

Mark Wallace	2008	$93,246	$60,000	$—	$2,849	$—	$—	$—	$156,095
Chief Operating Officer

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures during 2008. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period years (see “Long-Term Incentives” under Compensation Discussion and Analysis). There were no options exercised by the named executives during the year ended June 30, 2008.

(2)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life and health insurance.

     Plan-Based Awards
     The following table sets forth certain information regarding plan-based awards granted during the fiscal year ended June 30, 2008.

Grants of Plan-Based Awards
		Estimated Future			Estimated Future
		Payouts Under			Payouts Under
		Non-Equity Incentive			Equity Incentive			All Other	All Other
		Plan Awards			Plan Awards			Stock Awards	Option Awards
											Grant Date
								Number of	Number of	Exercise or	Fair Value
								Shares of	Securities	Base Price	of Stock
	Grant							Stock or	Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Award (1)

Richard J. DePiano	11/13/2007	—	—	—	—	—	—	—	25,000	$3.05	$71,227
Richard J. DePiano, Jr.	11/13/2007	—	—	—	—	—	—	—	20,000	$3.05	$56,981
Robert M. O’Connor	11/13/2007	—	—	—	—	—	—	—	20,000	$3.05	$56,981
Mark Wallace	11/13/2007	—	—	—	—	—	—	—	5,000	$3.05	$14,245

(1)	Represents the fair value on date of grant in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures during 2008. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period years (see “Long-Term Incentives” under Compensation Discussion and Analysis). There were no options exercised by the named executives during the year ended June 30, 2008.

     Outstanding Equity Awards at Fiscal Year-End—2008
     The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2008.

Option Awards
			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option	Option
	Unexercised	Unexercised	Unearned	Exercise	Expiration
Name	Options	Options	Options	Price	Date
	Exercisable	Unexercisable

Richard J. DePiano	41,480	—	—	$2.13	4/19/2009
	45,000	—	—	$2.38	11/1/2010
	50,000	—	—	$2.77	11/1/2011
	10,417	—	—	$1.45	8/13/2112
	25,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	4,800	4,800	$2.65	11/9/2016
	7,293	17,707	17,707	$3.05	11/13/2017

Richard J. DePiano, Jr.	700	—	—	$2.38	11/1/2010
	1,100	—	—	$2.77	11/1/2011
	3,567	—	—	$1.45	8/13/2112
	10,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	6,334	13,666	13,666	$2.65	11/9/2016
	2,334	17,666	17,666	$3.05	11/13/2017

Robert M. O’Connor	60,000			$5.05	6/29/2016
	6,334	13,666	13,666	$3.05	11/13/2017

Mark Wallace	584	4,416	4,416	$3.05	11/13/2017

(1)	These options were granted under our 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. There were no options exercised by the named executives during the year ended June 30, 2008.
Potential Payments upon Termination or Change-in-Control
If Mr. DePiano’s employment with us is terminated by the Company, prior to him attaining age 65 or if he terminates his employment with us for good reason, as defined in the agreement, we would be obligated to pay him $8,000 per month for life. If Mr. DePiano were to die within a period of three years after such termination, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.
     Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
Compensation Committee Report on Executive Compensation
          We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the our June 30, 2008 Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K.
Compensation Committee:
Anthony J. Coppola
Fred G. Choate
Lisa A. Napolitano
Compensation of Directors
     The Compensation Committee of the Board recommends director compensation to the Board based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2008, each of our non-employee directors was awarded a grant of options to purchase 10,000 shares of our common stock under our 1999 Equity Incentive Plan with an exercise price of $3.05 per share, which was the closing price of our common stock on the NASDAQ Capital Market on November 29, 2007 which fully vested immediately upon grant.
Compensation Committee Interlocks and Insider Participation
          No members of our compensation committee are former or current officers of ours, or have other interlocking relationships, as defined by the Securities and Exchange Commission.
Director Compensation—2008
     The following table sets forth certain information regarding the compensation paid to our directors for their service during the fiscal year ended June 30, 2008.

					Equity
					Incentive
					Plan Awards:
					Number of
					Securities
					Underlying
				Non-Equity	Unexercised
	Fees Earned or	Stock	Option	Incentive Plan	Unearned	All Other
Name	Paid in Cash	Awards	Awards (1)	Compensation	Options	Compensation	Total

Anthony Coppola	$—	$—	$24,754	$—	$—	$—	$24,754
Jay L. Federman	$—	$—	$24,754	$—	$—	$—	$24,754
William L.G. Kwan	$—	$—	$24,754	$—	$—	$—	$24,754
Lisa Napolitano	$—	$—	$24,754	$—	$—	$—	$24,754
Fred Choate	$—	$—	$24,754	$—	$—	$—	$24,754

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures during 2008. The table below sets forth the aggregate number of stock options held by each of our non-employee directors who own options to purchase shares of the Company’s common stock as of

June 30, 2008. Options granted to non-employee directors vest on the date of grant and expire after ten years.

Name	Stock Options
Anthony Coppola	45,000
Jay L. Federman	65,000
William L.G. Kwan	80,000
Lisa Napolitano	42,000
Fred Choate	30,000
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table indicates, as of September 29, 2008, information about the beneficial ownership of our common stock by (1) each director as of September 29, 2008, (2) each Named Executive Officer, (3) all directors and executive officers as of September 29, 2008 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

	Amount of		Amount of
	Beneficial		Beneficial
	Ownership		Ownership of	Amount of
	of		Shares	Aggregate	Aggregate
	Outstanding	Percent	Underlying	Beneficial	Percent of
Name	Shares (1)	of Class	Options	Ownership	Class

Richard J. DePiano	144,278	2.2%	286,897	431,175	6.7%
Richard J. DePiano, Jr.	206	0.0%	100,367	100,573	1.6%
Robert O’Connor	—	0.0%	100,000	100,000	1.6%
Mark Wallace	—	0.0%	47,467	47,467	*
William L.G. Kwan	—	0.0%	80,000	80,000	1.2%
Jay L. Federman	12,072	0.2%	65,000	77,072	1.2%
Anthony J. Coppola	—	0.0%	45,000	45,000	*
Lisa Napolitano	—	0.0%	42,000	42,000	*
Fred Choate	—	0.0%	30,000	30,000	*
All Directors and Executive Officers as a group (9 persons)	156,556	2.4%	796,731	953,287	14.9%

(*)	Less than on percent

(1)	Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.
Equity Compensation Plan Information
     The following table sets forth information, as of June 30, 2008, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of securities remaining
available for future issuance
	Number of Shares to be	Weighted-average exercise	under equity compensation plans
	issued upon exercise of	price of outstanding stock	(excluding securities reflected in
	outstanding stock options	options	column a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by stockholders	892,010	$3.05	284,070
Equity Compensation plans not approved by stockholders	—	—	—

	892,010	$3.05	284,070

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
     We recognize that related person transactions present a heightened risk of conflicts of interest and can create the appearance of a conflict of interest. Therefore, all proposed related person transactions are disclosed to our board of directors before we enter into the transaction, and, if the transaction continues for more than one year, the continuation is reviewed annually by our board of directors.
     We and a member of the Company’s Board of Directors, Jay L. Federman, are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2008, we had invested $357,000 in OTM and owned 45% of OTM. We will provide administrative support functions to OTM. For the years ended June 30, 2008, OTM recorded losses of $88,206.
Director Independence
          Our board of directors has determined that, Anthony Coppola, Jay L. Federman, William L.G. Kwan, Lisa Napolitano, and Fred Choate are “independent,” as such term is defined in the applicable rules of the NASDAQ Stock Market relating to the independence of directors. In determining that Jay L. Federman is independent, our board of directors considered our joint investment with Dr. Federman in OTM.
ITEM 14. Principal Accounting Fees and Services
          The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2008 and 2007.

	For the years ended
	June 30,
	2008	2007

Audit Fees	$175,000	$147,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$175,000	$147,500

     In the table above, pursuant to their definitions under the applicable regulations of the Securities and Exchange Commission, “audit fees” are fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, and primarily include accounting consultations and audits in connection with potential acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.
     The audit committee is responsible for pre-approving all audit services and permitted non-audit services to be performed by our principal accountant, except in those instances which do not require such pre-approval pursuant to the applicable regulations of the Securities and Exchange Commission. The audit committee has established policies and procedures for its pre-approval of audit services and permitted non-audit services and, from time to time, the audit committee reviews and revises its policies and procedures for pre-approval.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp. (Registrant)
By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Dated: October 24, 2008