Form 10-Q
period 2008-09-30
ESCALON MEDICAL CORP
filed 2008-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

435 Devon Park Drive, Building 100
Wayne, PA 19087	19087
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,413,930 shares of common stock, $0.001 par value, outstanding as of November 7, 2008.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,310,537	$3,708,456
Accounts receivable, net	4,527,553	3,896,297
Inventory, net	8,456,726	8,670,160
Other current assets	252,789	297,807

Total current assets	15,547,605	16,572,720

Furniture and equipment, net	977,870	1,078,839
Goodwill	11,590,786	11,590,786
Trademarks and trade names	694,006	694,006
Patents, net	148,568	157,883
Covenant not to compete and customer list, net	1,643,091	1,691,610
Other assets	74,589	110,176

Total assets	$30,676,515	$31,896,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$501,752	$501,752
Accounts payable	2,458,735	2,628,004
Accrued expenses	2,606,813	2,895,920

Total current liabilities	5,567,300	6,025,676

Long-term debt, net of current portion	125,434	250,871
Accrued post-retirement benefits	1,087,000	1,087,000

Total long-term liabilities	1,212,434	1,337,871

Total liabilities	6,779,734	7,363,547

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 6,413,930 issued and outstanding at September 30, 2008 and June 30, 2008, respectively	6,414	6,414
Common stock warrants	1,601,346	1,601,346
Additional paid-in capital	66,448,110	66,299,242
Accumulated deficit	(43,748,329)	(43,267,466)
Accumulated other comprehensive loss	(410,759)	(107,063)

Total shareholders’ equity	23,896,782	24,532,473

Total liabilities and shareholders’ equity	$30,676,515	$31,896,020

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30,	2008	2007
Net revenues:
Product revenue	$8,669,165	$6,833,350
Other revenue	28,278	59,921

Revenues, net	8,697,443	6,893,271

Costs and expenses:
Cost of goods sold	4,844,140	3,922,586
Marketing, general and administrative	3,305,118	2,939,908
Research and development	1,046,165	923,361

Total costs and expenses	9,195,423	7,785,855

Income (loss) from operations	(497,980)	(892,584)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(21,000)	(34,111)
Interest income	47,526	101,697
Interest expense	(9,408)	(3,793)

Total other income	17,118	63,793

Net (loss) before taxes	(480,862)	(828,791)

Provision for income taxes	0	0

Net (loss)	$(480,862)	$(828,791)

Basic net (loss) per share	$(0.07)	$(0.13)

Diluted net income (loss) per share	$(0.07)	$(0.13)

Weighted average shares — basic	6,413,930	6,388,086

Weighted average shares — diluted	6,413,930	6,388,086

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30,	2008	2007
Cash Flows from Operating Activities:
Net (loss)	$(480,862)	$(828,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	167,098	145,083
Compensation expense related to stock options	148,868	12,934
Loss on Ocular Telehealth Management, LLC	21,000	34,111
Change in operating assets and liabilities:
Accounts receivable, net	(631,255)	136,719
Inventory, net	213,434	289,118
Other current and long-term assets	(60,587)	65,808
Accounts payable, accrued and other liabilities	(458,376)	(898,259)

Net cash (used in) operating activities	(1,080,681)	(1,043,277)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(9,000)	(18,000)
Purchase of fixed assets	(9,090)	(129,921)

Net cash (used in) investing activities	(18,090)	(147,921)

Cash Flows from Financing Activities:
Principal payments on term loans	(125,437)	(55,543)
Issuance of common stock — stock options	0	7,438

Net cash (used in) financing activities	(125,437)	(48,105)

Effect of exchange rate changes on cash and cash equivalents	(173,711)	(11,986)

Net (decrease) in cash and cash equivalents	(1,397,919)	(1,251,289)

Cash and cash equivalents, beginning of period	3,708,456	8,879,462

Cash and cash equivalents, end of period	$2,310,537	$7,628,173

Supplemental Schedule of Cash Flow Information:

Interest paid	$9,408	$3,793

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2008	$6,413,930	$6,414	$1,601,346	$66,299,242	$(43,267,466)	$(107,063)	$24,532,473
Comprehensive Income:
Net income	$—	$—	$—	$—	$(480,862)	$—	$(480,862)
Foreign currency translation	$—	$—	$—	$—	$—	$(303,696)	$(303,696)

Total comprehensive income					$(480,862)	$(303,696)	$(784,558)
Compensation expense	$—	$—	$—	$148,868	$—	$—	$148,868

BALANCE AT SEPTEMBER 30, 2008	$6,413,930	$6,414	$1,601,346	$66,448,110	$(43,748,328)	$(410,759)	$23,896,783

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net (loss)	$(480,862)	$(828,791)
Foreign currency translation	(303,696)	4,125

Comprehensive (loss)	$(784,558)	$(824,666)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries.. All inter-company accounts and transactions have been eliminated.
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
          The Drew business unit has experienced significant losses and negative cash flow from operations in the last three years. On June 19, 2008 management implemented cost reductions at Drew’s Dallas, TX location in order to bring Drew’s cost structure in line with anticipated revenues. Management anticipates that these cuts combined with budgeted profits in the Company’s other entities will provide sufficient liquidity in the coming fiscal year.
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
          As of September 30, 2008 and 2007 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $452,599 and $114,118, respectively. The cost is expected to be recognized over a weighted average period of four years. For the three-month periods ended September 30, 2008 and 2007, $45,180 and $12,934 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the three-months ended September 30, 2008 and 2007 was $0 and $7,438, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month periods ended September 30, 2008 and 2007, $103,688 and $0 was recorded as compensation expense, respectively.
3. (Loss) Earnings per Share
          The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(480,862)	$(828,791)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,413,930	6,388,086
Effect of dilutive securities:
Stock options and warrants	0	0

Denominator for diluted earnings per share — weighted average and assumed conversion	6,413,930	6,388,086

Basic (loss) earnings per share	$(0.07)	$(0.13)

Diluted (loss) earnings per share	$(0.07)	$(0.13)

          The impact of dilutive securities was omitted from the earnings per share calculation in 2008 and 2007 as they would reduce the loss per share (and thus were anti-dilutive).
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

          The Court issued a ruling on May 6, 2008. While denying Drew’s request for a Preliminary Injunction, the Court scheduled the dispute for expedited trial. The Court also requested that the parties attempt to amicably resolve the dispute. After extensive discussions, Drew and PCT entered into a definitive agreement to settle this litigation and filed a joint motion with the Court on November 3, 2008 to dismiss the pending legal actions with prejudice.
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
5. Segmental Information
          During the three-month periods ended September 30, 2008 and 2007, the Company’s operations were classified into five principal reportable business units that provide different products or services.
          Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.
Segment Statements of Operations (in thousands) — Three months ended September 30,

	Drew		Sonomed		Vascular		EMI		Medical/Trek		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenues, net:
Product revenue	$4,250	$3,035	$2,572	$2,233	$998	$804	$526	$377	$323	$383	$8,669	$6,832
Other revenue	$28	60	$0	—	$0	—	$0	—	$0	0	28	60

Total revenue, net	4,278	3,095	2,572	2,233	998	804	526	377	323	383	8,697	6,892

Costs and expenses:
Cost of goods sold	$2,679	1,902	$1,409	1,257	$347	283	$217	227	$192	254	4,844	3,923
Research & Development	$540	604	$340	164	$70	85	$96	72	$0	(2)	1,046	923
Marketing, General & Admin	$1,304	1,004	$837	812	$408	408	$152	157	$604	559	3,305	2,940

Total costs and expenses	4,523	$3,510	2,586	2,233	825	776	465	456	796	811	9,195	7,786

(Loss) income from operations	(245)	(415)	(14)	0	173	28	61	(79)	(473)	(428)	(498)	(894)

Other (expense) and income:

Equity in OTM	$0	—	—	—	—	—	—	—	$(21)	(34)	(21)	(34)
Interest income	—	—	—	—	—	—	—	—	$47	102	47	102
Interest expense	$(9)	(3)	—	—	—	—	—	—	$0	—	(9)	(3)

Total other (expense) and income	(9)	(3)	—	—	—	—	0	0	26	68	17	65

(Loss) and income before taxes	(254)	(418)	(14)	0	173	28	61	(79)	(447)	(360)	(481)	(829)

Income taxes	$0	0	0	0	0	0	—	—	$0	0	0	—

Net (loss) income	$(254)	$(418)	$(14)	$0	$173	$28	$61	$(79)	$(447)	$(360)	$(481)	$(829)

Depreciation and amortization	$92	$68	$7	$0	$12	$0	$29	$0	$26	$0	$167	68
Assets	$10,261	$17,037	$16,372	$13,892	$4,501	$1,889	$2,841	$1,795	$(3,298)	$8,647	$30,677	43,260
Expenditures for long-lived assets	$9	$53	$0	$0	$0	$1	$0	$0	$0	$0	$9	54
6. Related-Party Transactions

          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through September 30, 2008, the Company has invested $366,000 in OTM, including $9,000 invested during the three-month period ended September 30, 2008. As of September 30, 2008, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. From inception through September 30, 2008, OTM had revenue of approximately $28,100 and incurred expenses of approximately $593,000.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.
          In June 2007, the FASB ratified Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 provides guidance on the capitalization of non-refundable advance payments for goods and services to be used in future research and development activities until such goods have been delivered or the related services have been performed. As applicable to us, this pronouncement became effective for our fiscal year beginning on July 1, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2005-2007 tax years remain subject to examination by major tax jurisdictions. As of June 30, 2008, the 2005-2007 tax years remain subject to examination by major tax jurisdictions. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.
          As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of July 1, 2008, we had no unrecognized tax benefits which would have affected our effective tax rate if recognized. At June 30, 2008, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, no accrued interest related to uncertain tax positions has been recorded. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2008 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
Executive Overview — Three-Month Period Ended September 30, 2008
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company’s performance and financial condition.
•	Product revenue increased approximately 27% during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. Revenue at Drew, Sonomed, Vascular and EMI increased 40%, 15%, 24% and 39%, respectively, during the three-month period ended September 30, 2008 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Medical/Trek business unit of 16%, during the three-month period ended September 30, 2008 compared to the same period last fiscal year.

•	Other revenue decreased approximately $32,000 or 53% during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business unit.

•	Cost of goods sold as a percentage of product revenue decreased slightly to approximately 56% of revenues during the three-month period ended September 30, 2008, as compared to approximately 57% of product revenue for the same period last fiscal year.

•	Operating expenses increased approximately 12.6% during the three-month period ended September 30, 2008 as compared to the same period in the prior fiscal year. The Drew, Sonomed and Medical/Trek business units had increased marketing, general and administrative expenses of 29.9%, 3.1%, 8.1%, respectively, for the three-month period ended September 30, 2008 as compared to the same period in the prior fiscal year. This was offset by a decrease of 3.2% at EMI for the same period. Sonomed experienced an increase in research and development expenses of $176,000 for the three-month period ended September 30, 2008 as compared to the same period in the prior fiscal year. This increase was offset by a decrease of $64,000 at the Drew business unit for the same period.
Company Overview
           The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 this report.
           The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com,.
           Recent Developments
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
           In addition, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would also be completed during the fiscal year ending June 30, 2008. As described in footnote 4 “Legal Proceedings”, Drew is currently involved in a contract dispute with PCT relating to this project. Therefore, Drew is unable to estimate when or if the 2280 HT HIV instrument will be completed.
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
           The Company’s considerations for recognizing revenue upon shipment of product to a distributor are based on the following:
•	Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have an immediate right of return.

•	Shipping terms are ex-factory shipping point. At this point the buyer (distributor) takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

•	The Company’s price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

•	The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash, COD or credit. Customer credit is determined based on the Company’s policies and procedures related to the buyer’s (distributor’s) creditworthiness. Based on this determination, the Company believes that collectability is reasonably assured.
           The Company assesses collectability based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company’s international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.
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
           At September 30, 2008, The Company had approximately $11.6 million of goodwill recorded on its balance sheet.
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
           Through September 30, 2008, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
Three-Month Periods Ended September 30, 2008 and 2007
           The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2008 and 2007. Table amounts are in thousands:

	Three Months Ended September 30,
	2008	2007	% Change
Product Revenue:
Drew	$4,250	$3,036	40.0%
Sonomed	2,572	2,233	15.2%
Vascular	998	804	24.1%
EMI	526	377	39.5%
Medical/Trek	323	383	-15.7%

Total	$8,669	$6,833	26.9%

           Product revenue increased approximately $1,836,000, or 26.9%, to $8,669,000 during the three-month period ended September 30, 2008 as compared to the same period last fiscal year.

           In the Drew business unit, product revenue increased $1,214,000, or 40.0%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of JAS Diagnostics in May 2008. JAS generated $531,000 in revenue for the period ended September 30, 2008. In addition, product revenue at Drew’s Dallas and UK divisions increased $251,000 and $400,000 respectively, these increases are related to improved reagent revenues and by increased sales of Drew’s D3 instrument due to more favorable pricing and exchange rates.
           Product revenue increased $339,000, or 15.2%, at the Sonomed business unit as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in international sales related to the efforts of a new sales manager covering Southeast Asia, India and the Pacific Rim. Domestic sales also increased by approximately $80,000 related to cross-selling synergies achieved through utilizing EMI’s sales force to represent Sonomed’s products.
           Product revenue increased $194,000, or 24.1%, to $998,000 in the Vascular business unit during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business unit was primarily related to stronger sales of Vascular’s core needle business. Vascular encountered a distributor issue in the prior period which negatively affected sales, the distributor was replaced by a company salesperson during the second quarter of 2008 leading to improved sales performance for the three month period ended September 30, 2008.
           Product revenue increased $149,000, or 39.5%, in the EMI business unit when compared to the same period last year. The increase is sales is related to the continued expansion of EMI’s product offerings and by the increased effectiveness of two new salespeople brought on during the last year.
           In the Medical/Trek business unit, product revenue decreased $60,000, or 16%, to $323,000 during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
           The following table presents consolidated other revenues by reportable business unit for the three-month periods ended September 30, 2008 and 2007. Table amounts are in thousands:

	Three Months Ended September 30,
	2008	2007	% Change
Other Revenue:
Drew	$28	$60	-53.3%
Sonomed	0	0	0.0%
Vascular	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	0	0.0%

Total	$28	$60	-53.3%

           Other revenue decreased by approximately $32,000, or 53.3%, to $28,000 during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. This was due to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
           The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2008 and 2007. Table amounts are in thousands:

	Three Months Ended September 30,
	2008	%	2007	%
Cost of Goods Sold:
Drew	$2,679	63.0%	$1,902	62.7%
Sonomed	1,409	54.8%	1,257	56.3%
Vascular	347	34.8%	283	35.2%
EMI	217	41.3%	227	60.2%
Medical/Trek	192	59.8%	254	66.3%

Total	$4,844	55.9%	$3,923	57.4%

           Cost of goods sold totaled approximately $4,845,000, or 55.9% of product revenue, for the three-month period ended September 30, 2008 as compared to $3,923,000, or 57.4% of product revenue, for the same period last fiscal year.
           Cost of goods sold in the Drew business unit totaled $2,679,000, or 63.0% of product revenue, for the three-month period ended September 30, 2008 as compared to $1,902,000, or 62.7% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% to 20% depending on the product, these lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 67% during the periods ended September 30, 2008 and 2007, respectively.
           Cost of goods sold in the Sonomed business unit totaled $1,409,000, or 54.8% of product revenue, for the three-month period ended September 30, 2008 as compared to $1,257,000, or 56.3% of product revenue, for the same period last fiscal year. Margins remained relatively unchanged during the current period due to a similar mix of international and domestic sales during the three month periods ended September 30, 2008 and 2007. International sales typically have lower margins due to increased sales discounts to Sonomed’s international distributors.
           Cost of goods sold in the Vascular business unit totaled $347,000, or 34.8% of product revenue, for the three-month period ended September 30, 2008 as compared to $283,000, or 35.2% of product revenue, for the same period last fiscal year. Margins on Vascular’s core needle business have been maintained by a price increase implemented during the third quarter of fiscal 2008.
           Cost of goods sold in the EMI business unit totaled $217,000, or 41.3% of product revenue, for the three-month period ended September 30, 2008 as compared to $227,000, or 60.2% or product revenue, for the same period last fiscal year. The margin increase is related to the product mix shifting toward more products enhanced or customized by software modifications. In addition, margins in the prior period were lower do to the strategic decision to provide significant discounts to opinion leaders within the industry.
           Cost of goods sold in the Medical/Trek business unit totaled $192,000, or 59.4% of product revenue, during the three-month period ended September 30, 2008 as compared to $254,000, or 66.3% of product revenue, during the same period last fiscal year. While sales of Trek’s aging product line continue to fade, margins have been improved by a price increase implemented during the third quarter of fiscal 2008.
           The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2008 and 2007. Table amounts are in thousands:

	Three Months Ended September 30,
	2008	2007	% Change
Marketing, General and Administrative:
Drew	$1,304	$1,004	29.9%
Sonomed	837	812	3.1%
Vascular	408	408	0.0%
EMI	152	157	-3.2%
Medical/Trek	604	559	8.1%

Total	$3,305	$2,940	12.4%

           Marketing, general and administrative expenses increased $365,000, or 12.4%, to $3,305,000 during the three-month period ended September 30, 2008 as compared to the same period last fiscal year.
           Marketing, general and administrative expenses in the Drew business unit increased $300,000, or 29.9%, to $1,304,000 as compared to the same period last fiscal year. The increase was primarily related to the acquisition of JAS in May 2008 and an increase in technical service costs related to the increased placements of Drew’s D3 instrument.
           Marketing, general and administrative expenses in the Sonomed business unit increased $25,000, or 3.1%, to $837,000 as compared to the same period last fiscal year. The increase was due to the addition of a sales manager in Southeast Asia, India and the Pacific Rim, offset by a decrease in salary and bonus related to a reduction in staff in the United States.
           Marketing, general and administrative expenses in the Vascular business unit remained the same when compared to the same period last fiscal year. Vascular is a mature business and no additional administrative support was required during the period ended September 30, 2008 as compared to the same period last year.
           Marketing, general and administrative expenses in the EMI business unit decreased $5,000, or 3.0%, to $109,000 as compared to the same period last fiscal year. The decrease is related to decreased marketing and travel during the period ended September 30, 2008 as compared to the same period last year.
           Marketing, general and administrative expenses in the Medical/Trek business unit increased $45,000, or 8.1%, to $604,000 as compared to the same period last fiscal year. The increase was related to increased stock-based compensation costs offset by a decrease in accrued bonuses during the period ended September 30, 2008 as compared to the same period last year.
           The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-month periods ended September 30, 2008 and 2007. Table amounts are in thousands:

	Three Months Ended September 30,
	2008	2007	% Change
Research and Development:
Drew	$540	$604	-10.6%
Sonomed	340	164	107.3%
Vascular	70	85	-17.7%
EMI	96	72	33.3%
Medical/Trek	0	(2)	100.0%

Total	$1,046	$923	13.3%

           Research and development expenses increased $123,000, or 13.3%, to $1,046,000 during the three-month period ended September 30, 2008 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew and Sonomed business units.
           Research and development expenses in the Drew business unit decreased $64,000, or 10.6%, to $540,000 as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in June 2008 which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects.
           Research and development expenses in the Sonomed business unit increased $176,000, or 107.3%, to $340,000 as compared to the same period last fiscal year. The increase is related to the development of three new products, the PacScan Plus, MasterVu A, and the VuMax III. These new products will become available for sale during the second and third quarter of fiscal 2009.
           Research and development expenses in the Vascular business unit decreased $15,000, or 18%, to $70,000 as compared to the same period last fiscal year. The decrease was primarily due to a reduction in prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular introduced in the third quarter of fiscal 2008.
           Research and development expenses in the EMI business unit increased $24,000, or 33.3%, to $96,000 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.
           The Company recognized a loss of $21,000 and $34,000 related to its investment in OTM during the three-month periods ended September 30, 2008 and 2007, respectively. Commencing July 1, 2006, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2006, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See Note 6 of the notes to the condensed consolidated financial statements.)
           Interest income was $48,000 and $102,000 for the three-month periods ended September 30, 2008 and 2007, respectively. The decrease was due to lower cash balances and lower interest rates during the period ended September 30, 2008 as compared to the same period last year.
           Interest expense was $9,000 and $4,000 for the three-month periods ended September 30, 2008 and 2007, respectively. This was due to an increase in outstanding debt balance as of September 30, 2008 related to the acquisition of JAS in May 2008.
Liquidity and Capital Resources

           Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2008 are reflected in the following table (in thousands):

	September 30,	June 30,
	2008	2008
Current Ratio:

Current assets	$15,548	$16,573
Less: Current liabilities	5,567	6,026

Working capital	$9,981	$10,547

Current ratio	2.8 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$502	$502
Long-term debt	1,212	1,338

Total debt	1,714	1,840

Total equity	23,897	24,532

Total capital	$25,611	$26,372

Total debt to total capital	6.7%	7.0%

Working Capital Position
           Working capital decreased approximately $566,000 as of September 30, 2008, and the current ratio remained constant at 2.8 to 1when compared to June 30, 2008. The decrease in working capital was caused primarily by the loss from operations of approximately $481,000 and cash used for principal payments on term loans of approximately $125,000.
Cash Used in Operating Activities
           During the three-month periods ended September 30, 2008 and 2007, the Company used approximately $1,081,000 and $1,043,000 of cash for operating activities. The net increase in cash used for operating activities of approximately $38,000 for the three-month period ended September 30, 2008 as compared to the same period in the prior fiscal year is due primarily to the following factors:
           For the period ended September 30, 2008 the Company had a net loss of $481,000 and experienced net cash out flow from an increase in accounts receivable of $631,000 and a decrease in accounts payable of $458,376. These cash out flows were partially offset by decreases in inventory and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $213,000, $167,000 and $149,000, respectively. In the prior fiscal period the cash used in operating activities of $1,043,000 was related to net loss in the prior year of $829,000 and decreases in accounts payable of approximately $898,000. These cash out flows were partially offset by decreases in accounts receivable, inventory and non-cash expenditures on depreciation and amortization of approximately $137,000, $289,000 and $145,000, respectively.
Cash Flows Used in Investing and Financing Activities
           Cash flows used in investing activities of $18,000 is related to fixed asset purchases during the three-month period ended September 30, 2008. The decrease in cash flows used in investing activities from the prior fiscal period was $130,000. The change relates primarily to decreased fixed asset purchases.

           Cash flows used in financing activities were approximately $125,000 during the three-month period ended September 30, 2008. During the period, the Company made scheduled long-term debt repayments of approximately $125,000.
Debt History
           On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal is payable in six quarterly installments of $125,437 plus interest at the prime rate (5% on June 30, 2008) as published by the Bank of America. The balance on this debt at September 30, 2008 was $627,186.
Off-Balance Sheet Arrangements and Contractual Obligations
           The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2008 and 2007.
           The following table presents the Company’s contractual obligations as of September 30, 2008 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$627,186	$501,752	$125,434	$—	$—

Operating lease agreements	$2,897,381	$701,951	$1,280,665	$914,765	$—

Total	$3,524,567	$1,203,703	$1,406,099	$914,765	$—

Forward-Looking Statement about Significant Items Likely To Impact Liquidity
           On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the remaining Drew shares during fiscal 2006. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew’s market position. As of September 30, 2008, the Company has loaned approximately $18,250,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
           The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of September 30, 2008 were variable at prime on the notes payable.

	2008	Total
Notes Payable — Former JAS Shareholders	$627,186	$627,186

Interest Rate	Prime
Exchange Rate Risk
           Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars, and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2008 and 2007, Drew recorded approximately $1,311,000 and $884,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
           Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended September 30, 2008 and 2007, Drew incurred approximately $1,205,000 and $911,000, respectively, of expense denominated in United Kingdom Pounds. The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
           The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

	2008	2007
Drew UK — Sales	$1,311,000	$884,000

Drew UK — Expenses	$1,205,000	$911,000
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

           Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2008 the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
           There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
           See note 5 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
           There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the period ended June 30, 2008.
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

Escalon Medical Corp. (Registrant)
Date: November 14, 2008	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer