Form 10-Q
period 2008-12-31
ESCALON MEDICAL CORP
filed 2009-02-17
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization) 435 Devon Park Drive, Building 100 Wayne, PA 19087 (Address of principal executive offices)	33-0272839 (IRS Employer Identification No.) 19087 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,413,930 shares of common stock, $0.001 par value, outstanding as of February 13, 2009.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,164,519	$3,708,456
Accounts receivable, net	5,236,368	3,896,297
Inventory, net	10,628,343	8,670,160
Other current assets	378,407	297,807

Total current assets	18,407,637	16,572,720

Furniture and equipment, net	974,311	1,078,839
Goodwill	11,590,786	11,590,786
Trademarks and trade names	694,006	694,006
Patents, net	2,126,975	157,883
Covenant not to compete, customer list and other intangibles, net	2,067,179	1,691,610
Other assets	131,753	110,176

Total assets	$35,992,647	$31,896,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$501,752	$501,752
Accounts payable	2,742,705	2,628,004
Accrued expenses	1,790,573	2,895,920

Total current liabilities	5,035,030	6,025,676

Long-term debt, net of current portion	5,885,665	250,871
Accrued post-retirement benefits	1,087,000	1,087,000

Total long-term liabilities	6,972,665	1,337,871

Total liabilities	12,007,695	7,363,547

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 7,413,930 and 6,413,930 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	7,414	6,414
Common stock warrants	1,733,460	1,601,346
Additional paid-in capital	67,381,440	66,299,242
Accumulated deficit	(44,445,323)	(43,267,466)
Accumulated other comprehensive (loss) income	(692,039)	(107,063)

Total shareholders’ equity	23,984,952	24,532,473

Total liabilities and shareholders’ equity	$35,992,647	$31,896,020

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenues:
Product revenue	$8,060,859	$7,449,626	$16,730,024	$14,282,976
Other revenue	37,723	45,454	66,001	105,375

Revenues, net	8,098,582	7,495,080	16,796,025	14,388,351

Costs and expenses:
Cost of goods sold	4,635,641	3,951,607	9,479,782	7,874,193
Marketing, general and administrative	3,341,204	3,372,353	6,646,321	6,312,261
Research and development	892,836	876,750	1,939,001	1,800,111

Total costs and expenses	8,869,681	8,200,710	18,065,104	15,986,565

Income (loss) from operations	(771,099)	(705,630)	(1,269,079)	(1,598,214)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(13,051)	(16,611)	(34,051)	(50,722)
Gain on sale of assets	91,871	—	91,871	—
Interest income	3,127	85,391	50,653	187,088
Interest expense	(7,843)	(2,496)	(17,251)	(6,289)

Total other income	74,104	66,284	91,222	130,077

Net (loss) before taxes	(696,995)	(639,346)	(1,177,857)	(1,468,137)

Provision for income taxes	0	0	0	0

Net (loss)	$(696,995)	$(639,346)	$(1,177,857)	$(1,468,137)

Basic net (loss) per share	$(0.10)	$(0.10)	$(0.18)	$(0.23)

Diluted net income (loss) per share	$(0.10)	$(0.10)	$(0.18)	$(0.23)

Weighted average shares — basic	6,858,374	6,389,315	6,636,152	6,388,701

Weighted average shares — diluted	6,858,374	6,389,315	6,636,152	6,388,701

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31,	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss)	$(1,177,857)	$(1,468,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	332,414	296,328
Compensation expense related to stock options	186,312	172,911
Loss on Ocular Telehealth Management, LLC	34,051	50,722
Gain on sale of assets	(91,871)	0
Change in operating assets and liabilities:
Accounts receivable, net	(68,486)	16,921
Inventory, net	257,999	139,855
Other current and long-term assets	63,307	62,320
Accounts payable, accrued and other liabilities	(990,648)	(297,047)

Net cash (used in) operating activities	(1,454,779)	(1,026,127)

Cash Flows from Investing Activities:
Purchase of Biocode Hycel France, S.A.	(196,478)	—
Investment in Ocular Telehealth Management, LLC	(22,000)	(33,000)
Purchase of fixed assets	(68,769)	(142,880)

Net cash (used in) investing activities	(287,247)	(175,880)

Cash Flows from Financing Activities:
Principal payments on term loans	(250,871)	(95,648)
Issuance of common stock — private placement	1,029,000	—
Issuance of common stock — stock options	—	7,438

Net cash provided by / (used in) financing activities	778,129	(88,210)

Effect of exchange rate changes on cash and cash equivalents	(580,040)	(62,222)

Net (decrease) in cash and cash equivalents	(1,543,937)	(1,352,439)

Cash and cash equivalents, beginning of period	3,708,456	8,879,462

Cash and cash equivalents, end of period	$2,164,519	$7,527,023

Supplemental Schedule of Cash Flow Information:

Interest paid	$17,251	$6,289

Reclassification of other current assets to fixed assets	$0	$145,559

Sale of Equipment
Note receivable for equipment	$100,000	$—
Net book value of equipment sold	(8,129)	—
Gain of sale of equipment	(91,871)	—

Cash received for equipment	$—	$—

Acquistion of Biocode Hycel France, S.A.
Working capital other than cash	$3,487,769	$—
Fixed assets	56,552	—
Intangibles and other assets	2,537,822	—
Long term debt	(5,885,665)	—

Cash paid to acquire Biocode-Hycel France S.A	$196,478	$—

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2008	6,413,930	$6,414	$1,601,346	$66,299,242	$(43,267,466)	$(107,063)	$24,532,473

Issuance of common stock	1,000,000	1,000	0	895,886	0	0	896,886

Issuance of warrants			132,114	0	0	0	132,114
Comprehensive Income:

Net income	0	0	0	0	(1,177,857)	0	(1,177,857)

Foreign currency translation	0	0	0	0	0	(584,976)	(584,976)

Total comprehensive income					(1,177,857)	(584,976)	(1,762,833)

Compensation expense	0	0	0	186,312	0	0	186,312

BALANCE AT DECEMBER 31, 2008	7,413,930	7,414	$1,733,460	$67,381,440	$(44,445,323)	$(692,039)	$23,984,952

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net (loss)	$(696,995)	$(639,346)	$(1,177,857)	$(1,468,137)
Foreign currency translation	(281,280)	(48,731)	(584,976)	(44,606)

Comprehensive (loss)	$(978,275)	$(688,077)	$(1,762,833)	$(1,512,743)

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
          The Drew business segment has experienced significant losses and negative cash flow from operations in the last three years. On June 19, 2008 management implemented cost reductions at Drew’s Dallas, TX location in order to bring Drew’s cost structure in line with anticipated revenues. Management anticipates that these cuts combined with budgeted profits in the Company’s other entities will provide sufficient liquidity in the coming fiscal year.
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
          As of December 31, 2008 and 2007 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $415,155 and $292,215, respectively. The cost is expected to be recognized over a weighted average period of four years. For the six-month periods ended December 31, 2008 and 2007, $186,312 and $30,457 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the six months ended December 31, 2008 and 2007 was $0 and $7,438, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-

18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and six-month periods ended December 31, 2008 and 2007, $0, $103,688, $142,455 and $142,455, was recorded as compensation expense, respectively.
3. Earnings Per Share
     The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(696,995)	$(639,346)	$(1,177,857)	$(1,468,137)

Denominator:
Denominator for basic earnings per share — weighted average shares	6,858,374	6,389,315	6,636,152	6,388,701
Effect of dilutive securities:
Stock options and warrants	0	0	0	0

Denominator for diluted earnings per share — weighted average and assumed conversion	6,858,374	6,389,315	6,636,152	6,388,701

Basic (loss) earnings per share	$(0.10)	$(0.10)	$(0.18)	$(0.23)

Diluted (loss) earnings per share	$(0.10)	$(0.10)	$(0.18)	$(0.23)

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
5. Segmental Information
          During the three-month and six-month periods ended December 31, 2008 and 2007, the Company’s operations were classified into five principal reportable business segments that provide different products or services.
          Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) - Three months ended December 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenues, net:
Product revenue	$3,753	$3,154	$2,560	$2,529	$898	$876	$540	$560	$310	$331	$8,061	$7,452
Other revenue	38	45	—	—	—	—	—	—	—	—	38	45

Total revenue, net	3,791	3,199	2,560	2,529	898	876	540	560	310	331	8,099	7,497

Costs and expenses:
Cost of goods sold	2,370	1,942	1,406	1,209	319	351	314	237	228	212	4,637	3,951
Research & Development	415	588	348	176	39	44	91	67	—	—	893	877
Marketing, General & Admin	1,275	1,283	781	895	490	425	235	140	560	629	3,341	3,372

Total costs and expenses	4,060	3,813	2,535	2,280	848	820	640	444	788	841	8,871	8,200

(Loss) income from operations	(269)	(614)	25	249	50	56	(100)	116	(478)	(510)	(772)	(703)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(13)	(17)	(13)	(17)
Gain on sale of assets	92										92	—
Interest income	—	—	—	—	—	—	—	—	3	85	3	85
Interest expense	(8)	(3)	—	—	—	—	—	—	—	—	(8)	(3)

Total other (expense) and income	84	(3)	—	—	—	—	—	—	(10)	68	74	65

(Loss) and income before taxes	(185)	(617)	25	249	50	56	(100)	116	(488)	(442)	(698)	(638)

Income taxes	—	—	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(185)	$(617)	$25	$249	$50	$56	$(100)	$116	$(488)	$(442)	$(698)	$(638)

	Segment Statements of Operations (in thousands) - Six months ended December 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek/EHI		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenues, net:
Product revenue	$8,003	$6,189	$5,132	$4,762	$1,896	$1,680	$1,066	$937	$633	$716	$16,730	$14,284
Other revenue	66	105	—	—	—	—	—	—	—	—	66	105

Total revenue, net	8,069	6,294	5,132	4,762	1,896	1,680	1,066	937	633	716	16,796	14,389

Costs and expenses:
Cost of goods sold	5,049	3,844	2,815	2,466	666	634	531	464	420	466	9,481	7,874
Research & Development	955	1,192	688	340	109	129	187	139	—	—	1,939	1,800
Marketing, General & Admin	2,579	2,287	1,618	1,707	898	833	387	297	1,164	1,188	6,646	6,312

Total costs and expenses	8,583	7,323	5,121	4,513	1,673	1,596	1,105	900	1,584	1,654	18,066	15,986

(Loss) income from operations	(514)	(1,029)	11	249	223	84	(39)	37	(951)	(938)	(1,270)	(1,597)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(34)	(51)	(34)	(51)
Gain on sale of assets	92	—	—	—	—	—	—		—	—	92	—
Interest income	—	—	—	—	—	—	—	—	50	187	50	187
Interest expense	(17)	(6)	—	—	—	—	—	—	—	—	(17)	(6)

Total other (expense) and income	75	(6)	—	—	—	—	—	—	16	136	91	130

(Loss) and income before taxes	(439)	(1,035)	11	249	223	84	(39)	37	(935)	(802)	(1,179)	(1,467)

Income taxes	—	—	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(439)	$(1,035)	$11	$249	$223	$84	$(39)	$37	$(935)	$(802)	$(1,179)	$(1,467)

6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through December 31, 2008, the Company has invested $380,000 in OTM, including $22,000 invested during the six-month period ended December 31, 2008. As of December 31, 2008, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. From inception through December 31, 2008, OTM had revenue of approximately $28,100 and incurred expenses of approximately $669,000.
7. Biocode Hycel Acquisition
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel (“Biocode”) for $5,922,000 (4,200,000 euros). The sales price was payable $36,335 (25,000 euro) in cash and $5,885,665 in debt from Drew. Biocode will be vertically integrated into the Company’s clinical diagnostics business which includes Drew and JAS Diagnostics. The seller-provided financing which is guaranteed by the Company requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009;

•	thereafter, every six months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          The Company accounted for the purchase under FAS 141. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The fair value of the assets acquired at the time of the acquisition was $6,421,428 or $339,285 more than the purchase price. Per FAS 141 the negative goodwill of $339,285 reduced the fair market value of each asset purchased on a pro rata basis resulting in net assets acquired totaling $6,082,143. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets are based on preliminary valuations and are subject to adjustment as additional information is obtained. The Company will have 12 months from the closing of the acquisition to adjust the initial valuation. Business segment disclosures for fiscal 2008 and pro forma statement of operations data for fiscal 2008 and fiscal 2007 do not include Biocode operations and assets as they are not material in relation to the consolidated financial statements.
          The following table summarizes the purchase price allocation of estimated fair values of assets acquired less the pro-rata reduction of $339,285 of negative goodwill as of December 31, 2008, the date of acquisition.

Current Assets	$3,565,304
Fixed Assets	56,552
Patents	1,987,682
Other Intangible Assets	472,605

Total	$6,082,143

8. Private Equity Financing
          On November 20, 2008 the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share. The warrants cannot be exercised for 181 days and have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using these Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses was $1,029,000. As the result of the private placement, the Company had 7,413,930 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants.
          The shares were offered in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”). The shares may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
9. Selected Financial Data
          The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in the financial statements and related notes to consolidated financial statements thereto included in Item 8 of the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008.

		For the Years Ended June 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:	(Amounts in thousands, except per share amounts)
Net revenues:
Product revenue	$29,988	$27,893	$27,544	$23,864	$12,348
Other revenue	222	10,945	2,247	3,060	2,373

Revenues, net	30,210	38,838	29,791	26,924	14,721

Costs and expenses:
Cost of goods sold	17,310	15,771	16,004	13,158	5,476
Marketing, general and administrative	14,392	13,806	13,995	12,556	5,206
Research and development	4,058	3,461	2,828	1,893	776
Goodwill Impairment	9,575	0	0	0	0

Total costs and expenses	45,335	33,038	32,827	27,607	11,458

(Loss) income from operations	(15,125)	5,800	(3,036)	(683)	3,263

Other (expense) and income:
Gain on sale of available for sale securities	0	75	1,157	3,412	0
Equity in Ocular Telehealth Management, LLC	(88)	(88)	(174)	(64)	0
Interest income	300	208	162	69	59
Interest expense	(12)	(29)	(64)	(55)	(407)

Total other (expense) and income	200	166	1,081	3,362	(348)

Net (loss) income before taxes	(14,925)	5,966	(1,955)	2,679	2,915

Provision for income taxes	135	51	31	232	173

Net (loss) income	$(15,060)	$5,915	$(1,986)	$2,447	$2,742

Basic net (loss) income per share	$(2.36)	$0.93	$(0.32)	$0.42	$0.70

Diluted net (loss) income per share	$(2.36)	$0.92	$(0.32)	$0.39	$0.64

Weighted average shares — basic used in per share calculation	6,389	6,375	6,152	5,832	3,897

Weighted average shares — diluted used in per share calculation	6,389	6,434	6,152	6,231	4,304

			At June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(Amounts in thousands)
Cash and cash equivalents	$3,708	$8,879	$3,380	$5,116	$12,602
Working capital	10,547	17,238	10,616	13,613	13,966
Total assets	31,896	45,017	38,645	40,049	29,457
Current portion of ling term debt	502	150
Long-term debt, net of current portion	251	0	163	392	2,396
Total liabilities	7,364	5,612	5,545	5,530	5,996
Accumulated deficit	(43,267)	(28,208)	(34,122)	(32,136)	(34,585)
No cash dividends were paid in any of the periods presented.

10. Goodwill Impairment
          Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material affect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ended June 30, 2008, and a contract dispute with Point Care Technologies (“PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 8 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).
          The development of Drew’s proposed new diabetes instrument, the DS-360, is indefinately delayed because of difficulties related to the final phase of its development. The DS-360 is to be Drew’s next generation diabetes instrument, which a key line of business for Drew. The uncertainty of the DS-360’s completion combined with the continued aging of Drew’s existing diabetes instrument offerings has had a negative impact on Drew’s estimated future operating results and cash flow. Drew, in consultation with independent consultants, continues to evaluate the development status of the DS-360 project. Until the evaluation is completed, Drew cannot estimate the timing of the 510(k) application submission for the instrument to the FDA or whether the submission will be made.
          Also, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would be completed during the fiscal year ended June 30, 2008. Drew recently settled a contract dispute with PCT relating to this project (see footnote 8 “Commitments and Contingencies” in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008 for a details on the dispute). As part of the settlement dated November 3, 2008 Drew and PCT are no longer jointly developing the 2280 HT HIV instrument and Drew is unable to estimate when or if the 2280 HT HIV instrument will be completed. Drew undertook the development effort at considerable cost because it believed that the 2280 HT HIV instrument had significant potential in monitoring the status of HIV patients. The uncertainty whether the 2280 HT HIV will be completed has had a negative impact on Drew’s estimated future operating results and cash flow.
          Because of these developments and the continued diminished operating results of Drew’s aging legacy projects, the Company reduced its work force during the fourth quarter of the year ended June, 30, 2008 by 23 positions and restructured certain management responsibilities. These events negatively affected the evaluation by the Company of the future operating results and cash flows of Drew.
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
          The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Drew, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 14%.
          Based on the annual income approach analysis that was separately performed for each operating segment it was determined that in the Drew segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Drew in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,574,655 for the year ended June 30, 2008.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
11. Recently Issued Accounting Standards
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
Executive Overview – Six-Month Period Ended December 31, 2008
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 17.1% during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to increases in the Drew, Vascular and EMI business segments. Product revenue at Drew, Vascular and EMI increased 29.3%, 12.9% and 13.8%, respectively, during the six-month period ended December 31, 2008 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Company’s Medical/Trek business segments. Sales at Medical/Trek decreased approximately 11.6% during the six-month period ended December 31, 2008 compared to the same period last fiscal year.

•	Other revenue decreased approximately $39,000 or 37.1% during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business segment.

•	Cost of goods sold as a percentage of product revenue increased slightly to approximately 56.7% during the six-month period ended December 31, 2008, as compared to approximately 55.1% for the same period last fiscal year. Gross margins in the Drew business segment have historically been lower than those in the Company’s other business segments. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business segments during the six-month period ended December 31, 2008 was approximately 51.5% in the current period as compared to 51.0% in the same period last fiscal year.

•	Operating expenses increased approximately 5.8% during the six-month period ended December 31, 2008 as compared to the same period in the prior fiscal year. The increase was due to a significant increase in research and development expenses in the Sonomed and EMI business segments.

•	On November 20, 2008 the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited and institutional investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share.
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
          Critical Accounting Policies
          The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application for SFAS 142, discussed further in Note 10 of the notes to the condensed consolidated financial statements included in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
          At December 31, 2008, The Company had approximately $11.6 million of goodwill recorded on its balance sheet.
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
          Through December 31, 2008, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
Three- and Six-Month Periods Ended December 31, 2008 and 2007
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and six-month periods ended December 31, 2008 and 2007. Table amounts are in thousands:

For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
Product Revenue:

Drew	$3,753	$3,154	19.0%	$8,003	$6,189	29.3%
Sonomed	2,560	2,529	1.2%	5,132	4,762	7.8%
Vascular	898	876	2.5%	1,896	1,680	12.9%
EMI	540	560	-3.6%	1,066	937	13.8%
Medical/Trek	310	331	-6.3%	633	716	-11.6%

Total	$8,061	$7,450	8.2%	$16,730	$14,284	17.1%

          Product revenue increased approximately 611,000, or 8.2%, to $8,061,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue increased $599,000, or 19.0%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of JAS Diagnostics in May 2008. JAS generated $487,000 in revenue for the three month period ended December 31, 2008. The remainder of the increase is related to improved reagent revenues and by increased sales of Drew’s D3 instrument due to more favorable pricing and exchange rates.
          Product revenue increased $31,000, or 1.2%, at the Sonomed business segment as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in international sales related to the efforts of a new sales manager covering Southeast Asia, India and the Pacific Rim.
          Product revenue increased $22,000, or 2.5%, to $898,000 in the Vascular business segment during the three-month period ended December 31, 2008, as compared to the same period last fiscal year. The increase in product revenue in the Vascular business segment was primarily related to stronger sales of Vascular’s core needle business and an increase in direct sales to end users by the Company’s domestic sales team.

          Product revenue decreased $20,000, or 3.6%, in the EMI business segment when compared to the same period last year.
          In the Medical/Trek business segment, product revenue decreased $21,000, or 6.3%, to $310,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          Product revenue increased approximately $2,446,000, or 17.1%, to $16,730,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue increased $1,814,000, or 29.3%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of JAS Diagnostics in May 2008. JAS generated $1,018,000 in revenue for the six month period ended December 31, 2008 The remainder of the increase is related to improved reagent revenues and by increased sales of Drew’s D3 instrument due to more favorable pricing and exchange rates.
          In the Sonomed business segment, product revenue increased $370,000, or 7.8%, as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in international sales related to the efforts of a new sales manager covering Southeast Asia, India and the Pacific Rim.
          In the Vascular business segment, product revenue increased $216,000, or 12.9%, to $1,896,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase in product revenue in the Vascular business segment was primarily related to stronger sales of Vascular’s core needle business and an increase in direct sales to end users by the Company’s domestic sales team.
          Product revenue increased $129,000, or 13.8%, during the six-month period ended December 31, 2008 in the EMI business segment when compared to the same period last year. The increase is sales is related to the continued expansion of EMI’s product offerings and by the increased effectiveness of two new salespeople brought on during the last year.
          In the Medical/Trek business segment, product revenue decreased $83,000, or 11.6%, to $633,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and six-month periods ended December 31, 2008 and 2007. Table amounts are in thousands:

For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
Other Revenue:

Drew	$38	$45	-15.6%	$66	$105	-37.1%
Sonomed	0	0	0.0%	0	0	0.0%
Vascular	0	0	0.0%	0	0	0.0%
EMI	0	0	0.0%	0	0	0.0%
Medical/Trek	0	0	0.0%	0	0	0.0%

Total	$38	$45	-15.6%	$66	$105	-37.1%

          Other revenue decreased by approximately $7,000, or 15.6%, to $38,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. Other revenue decreased by approximately $39,000, or 37.1%, to $66,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. These decreases were attributable to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and six-month periods ended December 31, 2008 and 2007. Table amounts are in thousands:

For the Three Months Ended December 31,					For the Six Months Ended December 31,
	2008	%	2007	%	2008	%	2007	%
Cost of Goods Sold:

Drew	$2,370	63.2%	$1,942	61.6%	$5,049	63.1%	$3,844	62.1%
Sonomed	1,406	54.9%	1,209	47.8%	2,815	54.9%	2,466	51.8%
Vascular	319	35.5%	351	40.1%	666	35.1%	634	37.7%
EMI	314	58.2%	237	42.3%	531	49.8%	464	49.5%
Medical/Trek	228	73.6%	212	64.1%	420	66.4%	466	65.1%

Total	$4,637	57.5%	$3,951	53.0%	$9,481	56.7%	$7,874	55.1%

          Cost of goods sold totaled approximately $4,637,000, or 57.5% of product revenue, for the three-month period ended December 31, 2008, as compared to $3,951,000 or 53%, of product revenue for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $2,370,000, or 63.2% of product revenue, for the three-month period ended December 31, 2008 as compared to $1,942,000, or 61.6% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 60% during the periods ended December 31, 2008 and 2007, respectively.
          Cost of goods sold in the Sonomed business segment totaled $1,406,000, or 54.9% of product revenue, for the three-month period ended December 31, 2008 as compared to $1,209,000, or 47.8% of product revenue, for the same period last fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales.
          Cost of goods sold in the Vascular business segment totaled $319,000, or 35.5% of product revenue, for the three-month period ended December 31, 2008 as compared to $351,000, or 40.1% of product revenue, for the same period last fiscal year. The decrease in Vascular’s cost of goods sold as a percentage of revenue was primarily caused by a price increase in the third quarter of the prior fiscal year.
          Cost of goods sold in the EMI business segment totaled $314,000, or 58.2% of product revenue, for the three-month period ended December 31, 2008 as compared to $237,000, or 42.3% of product revenue, during the same period last fiscal year. The increase in cost of goods sold as a percentage of revenue is due to the product mix sold during the quarter.
          Cost of goods sold in the Medical/Trek business segment totaled $228,000, or 73.6% of product revenue, for the three-month period ended December 31, 2008 as compared to $212,000, or 64.1% of product revenue, for the same period last fiscal year. The reason for the increase in cost of goods sold as a percentage of revenue is a decline in sales to higher margin low volume purchasers. Medical/Trek anticipates that revenues will continue to decline as the product line continues to age.
          Cost of goods sold totaled approximately $9,481,000, or 56.7% of product revenue, for the six-month period ended December 31, 2008, as compared to $7,874,000, or 55.1% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $5,049,000, or 63.1% of product revenue, for the six-month period ended December 31, 2008 as compared to $3,844,000, or 62.1% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 60% during the periods ended December 31, 2008 and 2007, respectively
          Cost of goods sold in the Sonomed business segment totaled $2,815,000, or 54.9% of product revenue, for the six-month period ended December 31, 2008 as compared to $2,466,000 or 51.8% of product revenue, for the same period last fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems. Sonomed anticipates that this trend will continue until products currently under development come online during the fourth quarter of the current fiscal year.
          Cost of goods sold in the Vascular business segment totaled $666,000, or 35.1% of product revenue, for the six-month period ended December 31, 2008 as compared to $634,000, or 37.7% of product revenue, for the same period last fiscal year. The decrease in Vascular’s cost of goods sold as a percentage of revenue was primarily caused by a price increase in the third quarter of the prior fiscal year.
          Cost of goods sold in the EMI business segment totaled $531,000, or 49.8%, of product revenue for the six-month period ended December 31, 2008 as compared to $464,000, or 49.5%, of product revenue, during the same period last fiscal year.
          Cost of goods sold in the Medical/Trek business segment totaled $420,000, or 66.4% of product revenue, for the six-month period ended December 31, 2008 as compared to $466,000 or 65.1% of product revenue, during the same period last fiscal year. The reason for the increase in cost of goods sold as a percentage of revenue is a decline in sales to higher margin low volume purchasers. Medical/Trek anticipates that revenues will continue to decline as the product line continues to age
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and six-month periods ended December 31, 2008 and 2007. Table amounts are in thousands:

For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
Marketing, General and Administrative:

Drew	$1,275	$1,283	-0.6%	$2,579	$2,287	12.8%
Sonomed	781	894	-12.6%	1,618	1,707	-5.2%
Vascular	490	425	15.3%	898	833	7.8%
EMI	235	140	67.9%	387	297	30.3%
Medical/Trek	560	630	-11.1%	1,164	1,188	-2.0%

Total	$3,341	$3,372	-0.9%	$6,646	$6,312	5.3%

          Marketing, general and administrative expenses decreased $31,000, or 0.9%, to $3,341,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment decreased $8,000, or 0.6%, to $1,275,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Sonomed business segment decreased $113,000, or 12.6%, to $781,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting, legal and travel expenses related to marketing and trade shows.
          Marketing, general and administrative expenses in the Vascular business segment increased $65,000, or 15.3%, to $490,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase is related to additional marketing personnel and direct sales and marketing related expenses.
          Marketing, general and administrative expenses in the EMI business segment increased $95,000, or 67.9%, to $235,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to additional marketing efforts related to the sales of digital imaging systems.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $70,000, or 11.1%, to $560,000 for the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was related to decreased personnel costs attributed to headcount, legal fees and consulting fees.
          Marketing, general and administrative expenses increased $334,000, or 5.3%, to $6,646,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $292,000, or 12.8%, to $2,579,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to the acquisition of JAS Diagnostics in May 2008.
          Marketing, general and administrative expenses in the Sonomed business segment decreased $89,000, or 5.2%, to $1,618,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting, legal and travel expenses.
          Marketing, general and administrative expenses in the Vascular business segment increased $65,000, or 7.8%, to $898,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase is related to additional marketing personnel and direct sales and marketing related expenses
          Marketing, general and administrative expenses in the EMI business segment increased $90,000, or 30.3%, to $387,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was primarily related to increased headcount and marketing efforts which contributed to increasing the sales of digital imaging systems by 13.8% over the prior period.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $24,000, or 2.0%, to $1,164,000 for the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was related to decreased personnel costs attributed to headcount, legal fees, and consulting fees.
          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and six-month periods ended December 31, 2008 and 2007. Table amounts are in thousands:

For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
Research and Development:

Drew	$415	$590	-29.7%	$955	$1,192	-19.9%
Sonomed	348	176	97.7%	688	340	102.4%
Vascular	39	44	-11.4%	109	129	-15.5%
EMI	91	67	35.8%	187	139	34.5%
Medical/Trek	0	0	0.0%	0	0	0.0%

Total	$893	$877	1.8%	$1,939	$1,800	7.7%

          Research and development expenses increased $16,000, or 1.8%, to $893,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $175,000, or 29.7%, to $415,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects.
          Research and development expenses in the Sonomed business segment increased $172,000, or 97.7%, to $348,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase is related to the development of three new products, the PacScan Plus, MasterVu A, and the VuMax III. These new products will become available for sale during the fourth quarter of fiscal 2009.
          Research and development expenses in the Vascular business segment decreased $5,000, or 11.4%, to $39,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was primarily due to a reduction in prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular introduced in the third quarter of fiscal 2008.
          Research and development expenses in the EMI business segment increased $24,000, or 35.8%, to $91,000 during the three-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.

          Research and development expenses increased $139,000, or 7.7%, to $1,939,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $237,000, or 19.9%, to $955,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects.
          Research and development expenses in the Sonomed business segment increased $348,000, or 102.4%, to $688,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase is related to the development of three new products, the PacScan Plus, MasterVu A, and the VuMax III. These new products will become available for sale during the fourth quarter of fiscal 2009.
          Research and development expenses in the Vascular business segment decreased $20,000, or 15.5%, to $109,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The decrease was primarily due to a reduction in prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular introduced in the third quarter of fiscal 2008.
          Research and development expenses in the EMI business segment increased $48,000, or 34.5%, to $187,000 during the six-month period ended December 31, 2008 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.
          The Company recognized a loss of $13,000 and $17,000 related to its investment in OTM during the three-month periods ended December 31, 2008 and 2007, respectively, and $34,000 and $51,000 for the six-month periods ended December 31, 2008 and 2007, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          Interest income was $3,000 and $85,000 for the three-month periods ended December 31, 2008 and 2007, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest income was $51,000 and $187,000 for the six-month periods ended December 31, 2008 and 2007, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest expense was $8,000 and $3,000 for the three-month periods ended December 31, 2008 and 2007, respectively, and $17,000 and $6,000 for the six-month periods ended December 31, 2008 and 2007, respectively. The increase was due to debt payments related to the acquisition of JAS Diagnostics in May 2008.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the three-month period ended December 31, 2008 are reflected in the following table (in thousands):

	December 31,	June 30,
	2008	2008
Current Ratio:

Current assets	$18,408	$16,573
Less: Current liabilities	5,035	6,026

Working capital	$13,373	$10,547

Current ratio	3.4 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$502	$502
Long-term debt	6,973	1,338

Total debt	7,475	1,840

Total equity	23,985	24,532

Total capital	$31,460	$26,372

Total debt to total capital	23.8%	7.0%

          Working Capital Position
          Working capital increased approximately $2,826,000 as of December 31, 2008, and the current ratio increased to 3.4 to 1 when compared to June 30, 2008. The increase in working capital was caused primarily by the acquisition of Biocode Hycel in December 2008.
          Cash Used in Operating Activities
          During the six-month periods ended December 31, 2008 and 2007, the Company used approximately $1,455,000 and $1,026,000 of cash for operating activities. The net increase in cash used in operating activities of approximately $429,000 for the six-month period ended December 31, 2008 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had a net loss of $1,178,000 and experienced net cash out flows from a decrease in accounts payable and accrued expenses of approximately $991,000 and an increase in accounts receivable of $235,000. These cash out flows were partially offset by a decrease in other current and long-term assets of $63,000, a decrease in inventory of $257,999 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of $332,000 and $186,000, respectively. In the prior fiscal period the cash used in operating activities of $1,026,000 was related to net loss in the prior year of $1,468,000 and a decrease in accounts payable and accrued expenses of approximately $297,000. These cash out flows were partially offset by a decrease in inventory of $140,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of $296,000 and $173,000, respectively.
          Our principal source of short-term liquidity is existing cash and cash equivalents which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing products and reagents and instrumentation products and reagents currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $287,000 is related to fixed asset purchases and the acquisition of Biocode Hycel in December 2008 of $69,000 and $196,000, respectively, during the six-month period ended December 31, 2008. The net increase in cash flows used in investing activities from the prior fiscal period was $111,000. The change relates primarily to the acquisition of Biocode Hycel.
          Cash flows provided by financing activities were approximately $778,000 during the six-month period ended December 31, 2008. During the period, the Company made scheduled long-term debt repayments of approximately $251,000 and received $1,029,000 from the issuance of common stock during the period. Cash flows used in financing activities for the same period last year were approximately $88,000. During the prior fiscal period, the Company made scheduled long-term debt repayments of approximately $96,000, which was offset by cash received from the exercise of stock options in the amount of $7,000.
           On November 20, 2008 the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase and additional 150,000 shares of common stock at an exercise price of $1.21 per share which expire in 5 years. The net proceeds to the Company from the offering, after fees and expenses was $1,029,000.
          Debt History
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal is payable in six quarterly installments of $125,437 plus interest at the prime rate (5% on June 30, 2008) as published by the Bank of America. The balance on this debt at December 31, 2008 was $501,752.
On December 31, 2008 Drew issued a note payable in the amount of 4,200,000 euros related to the purchase of Biocode Hycel. Biocode Hycell will be vertically integrated into Escalon’s clinical diagnostics business which also includes Drew Scientific and JAS Diagnostics.
The purchase price for the acquisition was Euro 4,200,000, of which Euro 25,000 was paid upfront. The seller-provided financing requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009;

•	thereafter, every six months, an interest payment is due at an annual interest rate of 7%;

•	after 18 months a principal payment of Euro 800,000 is due;

•	after 30 months a principal payment of Euro 1,000,000 is due;

•	after 36 months a principal payment of Euro 1,000,000 is due; and

•	after 48 months a principal payment of Euro 1,375,000 is due.
The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2008 and 2007.
          The following table presents the Company’s contractual obligations as of December 31, 2008 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$6,387,417	$501,752	$3,947,272	$1,938,393	$0

Operating lease agreements	2,803,531	790,183	1,250,679	623,447	139,222

Total	$9,190,948	$1,291,935	$5,197,951	$2,561,840	$139,222

          Significant Items Likely To Impact Liquidity
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew’s market position. As of December 31, 2008, the Company has loaned approximately $19,000,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of December 31, 2008 were variable at prime on the notes payable.

Interest
Rate
Notes Payable — Former JAS Shareholders	Prime

Notes Payable — Bio Code Hycell	7%
          Exchange Rate Risk
          Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2008 and 2007, Drew recorded approximately $924,000 and $1,032,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the six-month periods ended December 31, 2008 and 2007, Drew recorded approximately $2,235,000 and $1,976,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
          Drew incurs a portion of its expenses denominated in United Kingdom Pounds. During the three-month periods ended December 31, 2008 and 2007, Drew incurred approximately $937,000 and $1,040,000, respectively, of expense denominated in United Kingdom Pounds. During the six-month periods ended December 31, 2008 and 2007, Drew recorded approximately $2,143,000 and $1,951,000 respectively, of expense denominated in United Kingdom Pounds and Euros, respectively. The Company’s Sonomed and Vascular business segments incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
          The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.
Total Foreign Sales

	Three months ended		Six months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Drew UK	924,381	1,032,316	2,235,336	1,976,238
Total Foreign Expenses

	Three months ended		Six months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Drew UK	937,477	1,040,035	2,142,585	1,951,194
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
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.

Item 1A. Risk Factors
          There are no material changes from the risks previously disclosed in our Annual Report on Form 10-K for the period ended June 30, 2008.
Item 6. Exhibits
10.1	Form of warrant to purchase common stock issued to each purchaser under the Securities Purchase Agreement.

10.2	Securities Purchase Agreement dated as of November 20, 2008 between the Company and the purchasers signatory thereto.

10.3	Registration Rights Agreement dated as of November 20, 2008 between the Company and the purchasers signatory thereto.

10.4	Agreement for the sale of a business as a going concern between the registrant and Biocode-Hycel France, S.A. dated December 31, 2008. English Translation of French.

31.1	Certificate of Chief Executive Officer under Rule 13a-14(a).

31.2	Certificate of Principal Financial and Accounting Officer under Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

32.2	Certificate of Principal Financial and Accounting Officer under Section 1350 of Title 18 of the United States Code.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Escalon Medical Corp. (Registrant)
Date: February 17, 2009	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: February 17, 2009	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer