Form 10-Q
period 2009-03-31
ESCALON MEDICAL CORP
filed 2009-05-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
N/A
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-7 (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,413,930 shares of common stock, $0.001 par value, outstanding as of May 15, 2009.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,222,647	$3,708,456
Accounts receivable, net	6,351,066	3,896,297
Inventory, net	10,327,981	8,670,160
Note receivable	80,000	—
Other current assets	404,863	297,807

Total current assets	18,386,557	16,572,720

Furniture and equipment, net	952,721	1,078,839
Goodwill	11,590,786	11,590,786
Trademarks and trade names	694,006	694,006
Patents, net	2,517,638	157,883
Covenant not to compete, customer list and other intangibles, net	1,546,055	1,691,610
Other assets	27,577	110,176

Total assets	$35,715,340	$31,896,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$376,314	$501,752
Accounts payable	3,343,379	2,628,004
Accrued expenses	1,868,815	2,895,920
Deferred revenue	305,332	—

Total current liabilities	5,893,840	6,025,676

Long-term debt, net of current portion	5,514,174	250,871
Accrued post-retirement benefits	1,087,000	1,087,000

Total long-term liabilities	6,601,174	1,337,871

Total liabilities	12,495,014	7,363,547

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,413,930 and 6,413,930 issued and outstanding at March 31, 2009 and	—	—
June 30, 2008, respectively	7,414	6,414
Common stock warrants	1,733,460	1,601,346
Additional paid-in capital	67,418,884	66,299,242
Accumulated deficit	(45,128,496)	(43,267,466)
Accumulated other comprehensive (loss) income	(810,936)	(107,063)

Total shareholders’ equity	23,220,326	24,532,473

Total liabilities and shareholders’ equity	$35,715,340	$31,896,020

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net revenues:
Product revenue	$9,173,876	$8,138,627	$25,903,900	$22,421,603
Other revenue	31,122	48,940	97,123	154,315

Revenues, net	9,204,998	8,187,567	26,001,023	22,575,918

Costs and expenses:
Cost of goods sold	4,729,430	4,912,381	14,209,211	12,786,574
Marketing, general and administrative	4,212,994	4,097,401	10,859,315	10,409,662
Research and development	810,130	1,040,116	2,749,131	2,840,227

Total costs and expenses	9,752,554	10,049,898	27,817,657	26,036,463

(Loss) from operations	(547,556)	(1,862,331)	(1,816,635)	(3,460,545)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(31,336)	(14,013)	(65,387)	(64,735)
Gain on sale of equipment	—	—	91,871	—
Interest income	285	78,189	50,938	265,277
Interest expense	(104,566)	(17,987)	(121,817)	(24,276)

Total other income	(135,617)	46,189	(44,395)	176,266

Net (loss) before taxes	(683,173)	(1,816,142)	(1,861,030)	(3,284,279)

Provision for income taxes	0	126,480	0	126,480

Net (loss)	$(683,173)	$(1,942,622)	$(1,861,030)	$(3,410,759)

Basic net (loss) per share	$(0.09)	$(0.30)	$(0.27)	$(0.53)

Diluted net (loss) per share	$(0.09)	$(0.30)	$(0.27)	$(0.53)

Weighted average shares — basic	7,413,930	6,389,315	6,895,411	6,388,905

Weighted average shares — diluted	7,413,930	6,389,315	6,895,411	6,388,905

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31,	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(1,861,030)	$(3,410,759)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	525,652	434,101
Compensation expense related to stock options	223,756	203,367
Loss on Ocular Telehealth Management, LLC	65,387	64,735
(Gain)/loss on sale of assets	(91,871)	—
Change in operating assets and liabilities:
Accounts receivable, net	(1,551,725)	384,903
Inventory, net	157,258	(547,742)
Other current and long-term assets	25,920	136,120
Accounts payable, accrued expenses and other liabilities	294,643	1,339,428

Net cash (used in) operating activities	(2,212,010)	(1,392,847)

Cash Flows from Investing Activities:
Purchase of Biocode Hycel France, S.A.	(164,637)	—
Investment in Ocular Telehealth Management, LLC	(36,000)	(42,000)
Collection on note receivable	20,000	—
Purchase of furniture and equipment	(151,126)	(312,961)

Net cash (used in) investing activities	(331,763)	(354,961)

Cash Flows from Financing Activities:
Principal payments on term loans	(376,309)	(136,972)
Issuance of common stock — private placement	1,029,000	—
Issuance of common stock — stock options	—	7,438

Net cash provided by/(used in) financing activities	652,691	(129,534)

Effect of exchange rate changes on cash and cash equivalents	(594,727)	(98,093)

Net (decrease) in cash and cash equivalents	(2,485,809)	(1,975,435)

Cash and cash equivalents, beginning of period	3,708,456	8,879,462

Cash and cash equivalents, end of period	$1,222,647	$6,904,027

Supplemental Schedule of Cash Flow Information:

Interest paid	$22,268	$24,206

Income taxes paid	$0	$114,714

Reclassification of other current assets to fixed assets	$0	$145,561

Sale of Equipment
Note receivable for equipment	$100,000	—
Net book value of equipment sold	(8,129)	—
Gain of sale of equipment	(91,871)	—

Cash received for equipment	—	—

Acquistion of Biocode Hycel France, S.A.
Current assets	3,487,769	—
Furniture and equipment	59,443	—
Patents and other intangible assets	2,503,090	—
Long term debt	(5,885,665)	—

Cash paid to acquire Biocode Hycel France, S.A	$164,637	—

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity
BALANCE AT JUNE 30, 2008	6,413,930	$6,414	$1,601,346	$66,299,242	$(43,267,466)	$(107,063)	$24,532,473
Issuance of common stock	1,000,000	1,000	—	895,886	—	—	896,886
Issuance of warrants	—	—	132,114	—	—	—	132,114
Comprehensive (Loss):
Net (loss)	—	—	—	—	(1,861,030)	—	(1,861,030)
Foreign currency translation	—	—	—	—	—	(703,873)	(703,873)

Total comprehensive (loss)					(1,861,030)	(703,873)	(2,564,903)
Compensation expense	0	0	0	223,756	0	0	223,756

BALANCE AT MARCH 31, 2009	7,413,930	$7,414	$1,733,460	$67,418,884	$(45,128,496)	$(810,936)	$23,220,326

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net (loss)	$(683,173)	$(1,942,622)	$(1,861,030)	$(3,410,759)
Foreign currency translation	(118,897)	(30,372)	(703,873)	(74,978)

Comprehensive (loss)	$(802,070)	$(1,972,994)	$(2,564,903)	$(3,485,737)

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
          In connection with the presentation of the current period condensed consolidated financial statements, certain prior period balances have been reclassified to conform to current period presentation.
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
2. Stock-Based Compensation
          As of March 31, 2009 and 2008 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $377,711 and $226,715, respectively. The cost is expected to be recognized over a weighted average period of four years. For the three-month periods ended March 31, 2009 and 2008, $37,444 and $142,454 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2009 and 2008, $223,756 and $203,367 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the nine months ended March 31, 2009 and 2008 was $0 and $7,438, respectively. No options were exercised during three months ended March 31, 2009 and 2008. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” The fair value of the options issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and nine-month periods ended March 31, 2009 and 2008, $0, $103,688, $0 and $142,455, was recorded as compensation expense, respectively.

3. (Loss) Per Share
          The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(683,173)	$(1,942,622)	$(1,861,030)	$(3,410,759)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,413,930	6,389,315	6,895,411	6,388,905
Effect of dilutive securities:
Stock options and warrants	0	0	0	0

Denominator for diluted earnings per share — weighted average and assumed conversion	7,413,930	6,389,315	6,895,411	6,388,905

Basic (loss) earnings per share	$(0.09)	$(0.30)	$(0.27)	$(0.53)

Diluted (loss) earnings per share	$(0.09)	$(0.30)	$(0.27)	$(0.53)

          Excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and 2008 were 1,196,519 and 892,019 shares, respectively, related to stock options and warrants because their effect was anti-dilutive. For the nine months ended March 31, 2009 and 2008, 1,084,408 and 892,019 shares, respectively, were excluded from the calculation of diluted net loss per common share related to stock options and warrants because their effect was anti-dilutive.
4. Legal Proceedings
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
5. Segment Information
          During the three-month and nine-month periods ended March 31, 2009 and 2008, the Company’s operations were classified into five principal reportable business segments that provide different products or services.
          Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

	Segment Information (in thousands) - Three months ended March 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenues, net:
Product revenue	$5,105	$3,610	$2,153	$2,444	$1,012	$1,445	$590	$313	$314	$327	$9,174	$8,139
Other revenue	31	49	—	—	—	—	—	—	—	—	31	49

Total revenue, net	5,136	3,659	2,153	2,444	1,012	1,445	590	313	314	327	9,205	8,188

Costs and expenses:
Cost of goods sold	2,599	2,509	1,189	1,312	408	660	311	176	221	256	4,728	4,913
Research & Development	422	783	240	95	66	88	83	75	—	—	811	1,041
Marketing, General & Admin	2,140	1,522	908	1,059	456	568	212	131	497	816	4,213	4,096

Total costs and expenses	5,161	4,814	2,337	2,466	930	1,316	606	382	718	1,072	9,752	10,050

(Loss) income from operations	(25)	(1,155)	(184)	(22)	82	129	(16)	(69)	(404)	(745)	(547)	(1,862)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(31)	(15)	(31)	(15)
Gain on sale of equipment	—	—	—	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	1	—	—	—	—	—	77	—	78
Interest expense	(105)	(17)	—	—	—	—	—	—	—	—	(105)	(17)

Total other (expense) and income	(105)	(17)	—	1	—	—	—	—	(31)	62	(136)	46

(Loss) and income before taxes	(130)	(1,172)	(184)	(21)	82	129	(16)	(69)	(435)	(683)	(683)	(1,816)

Income taxes	—	—	—	17	—	—	—	—	—	110	—	127

Net (loss) income	$(130)	$(1,172)	$(184)	$(38)	$82	$129	$(16)	$(69)	$(435)	$(793)	$(683)	$(1,943)

	Segment Information (in thousands) - Nine months ended March 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek/EHI		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenues, net:
Product revenue	$13,108	$9,799	$7,285	$7,206	$2,908	$3,125	$1,656	$1,250	$947	$1,043	$25,904	$22,423
Other revenue	97	154	—	—	—	—	—	—	—	—	97	154

Total revenue, net	13,205	9,953	7,285	7,206	2,908	3,125	1,656	1,250	947	1,043	26,001	22,577

Costs and expenses:
Cost of goods sold	7,648	6,353	4,004	3,778	1,074	1,294	842	640	640	722	14,208	12,787
Research & Development	1,377	1,975	928	435	175	217	270	214	—	—	2,750	2,841
Marketing, General & Admin	4,719	3,809	2,527	2,765	1,354	1,401	599	428	1,661	2,005	10,860	10,408

Total costs and expenses	13,744	12,137	7,459	6,978	2,603	2,912	1,711	1,282	2,301	2,727	27,818	26,036

(Loss) income from operations	(539)	(2,184)	(174)	228	305	213	(55)	(32)	(1,354)	(1,684)	(1,817)	(3,459)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(65)	(65)	(65)	(65)
Gain on sale of equipment	92	—	—	—	—	—	—	—	—	—	92	—
Interest income	—	—	—	1	—	—	—	—	51	264	51	265
Interest expense	(122)	(24)	—	—	—	—	—	—	—	—	(122)	(24)

Total other (expense) and income	(30)	(24)	—	1	—	—	—	—	(14)	199	(44)	176

(Loss) and income before taxes	(569)	(2,208)	(174)	229	305	213	(55)	(32)	(1,368)	(1,485)	(1,861)	(3,283)

Income taxes	—	—	—	17	—	—	—	—	—	110	—	127

Net (loss) income	$(569)	$(2,208)	$(174)	$212	$305	$213	$(55)	$(32)	$(1,368)	$(1,595)	$(1,861)	$(3,410)

6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through March 31, 2009 and 2008, the Company has invested $393,000 and $335,000, respectively in OTM, including $36,000 and $42,000 invested during the nine-month period ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. From inception through March 31, 2009, OTM had revenue of approximately $40,714 and incurred expenses of approximately $712,950.
7. Biocode Hycel Acquisition
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel (“Biocode”) for $5,922,000 (4,200,000 euros) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $165,000 (approximately 116,000 euros) and $5,885,665 in debt from Drew. Biocode is being vertically integrated into the Company’s clinical diagnostics business that includes Drew Scientific and JAS Diagnostics. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          After evaluating the Biocode transaction, the Company concluded that the assets purchased lacked certain key components necessary to categorize the transaction as a purchase of a business as defined by EITF 98-3 These key missing components included:
          Employees essential to continue to conduct normal operations were not transferred to Biocode. Key employees remained with the Transferor to continue to operate the remaining components of their company. These key missing skills include chemists with hematology background, quality control personnel, senior management and administrative personnel.
          Access to customers that would buy the outputs of the transferred set is limited. Since the Company only purchased certain assets of the Transferor, both we and the Transferor will attempt to sell our outputs to the same customers. The customers of the Transferor bought both hematology products (now the out put of Biocode) and biochemistry products still produced by the Transferor. It will take time for the customers to adjust to this new arrangement..
          Business processes essential to conducting normal operations were not fully transferred. The manufacturing, accounting and administrative processes of the Transferor commingled all of the various out puts that the transferor produced. Because of this limited transfer no discrete processes were in place to manage and account for the activities of the transferred set. These accounting and administrative functions need to be implemented from scratch. This process includes the Transferor and Biocode working closely to bifurcate the transferred set from the elements retained by the Transferor. Other critical senior management, accounting and administrative functions not included in the transferred set are currently being performed outside of the transferred set by employees of Biocode’s parent until these functions can be put in place.

          The Company has concluded that the cost, time frame and level of effort required to implement the missing elements taken as a whole are more than minor, therefore, the transaction constituted the purchase of certain assets and not the purchase of a business.
          The following table summarizes the purchase price allocation of estimated fair values of assets acquired as of December 31, 2008, the date of acquisition.

Current Assets	$3,487,769
Fixed Assets	59,443
Patents and other intangible assets	2,503,090

Total	$6,050,302

8. Private Equity Financing
          On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, which expire in 5 years. The warrants cannot be exercised for 181 days and have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses, were $1,029,000. As the result of the private placement, the Company had 7,413,930 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants.
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

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Net revenues:
Product revenue	$29,988	$27,893	$27,544	$23,864	$12,348
Other revenue	222	10,945	2,247	3,060	2,373

Revenues, net	30,210	38,838	29,791	26,924	14,721

Costs and expenses:
Cost of goods sold	17,310	15,771	16,004	13,158	5,476
Marketing, general and administrative	14,392	13,806	13,995	12,556	5,206
Research and development	4,058	3,461	2,828	1,893	776
Goodwill Impairment	9,575	0	0	0	0

Total costs and expenses	45,335	33,038	32,827	27,607	11,458

(Loss) income from operations	(15,125)	5,800	(3,036)	(683)	3,263

Other (expense) and income:
Gain on sale of available for sale securities	0	75	1,157	3,412	0
Equity in Ocular Telehealth Management, LLC	(88)	(88)	(174)	(64)	0
Interest income	300	208	162	69	59
Interest expense	(12)	(29)	(64)	(55)	(407)

Total other (expense) and income	200	166	1,081	3,362	(348)

Net (loss) income before taxes	(14,925)	5,966	(1,955)	2,679	2,915

Provision for income taxes	135	51	31	232	173

Net (loss) income	$(15,060)	$5,915	$(1,986)	$2,447	$2,742

Basic net (loss) income per share	$(2.36)	$0.93	$(0.32)	$0.42	$0.70

Diluted net (loss) income per share	$(2.36)	$0.92	$(0.32)	$0.39	$0.64

Weighted average shares — basic used in per share calculation	6,389	6,375	6,152	5,832	3,897

Weighted average shares — diluted used in per share calculation	6,389	6,434	6,152	6,231	4,304

	At June 30,
	2008	2007	2006	2005	2004
	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,708	$8,879	$3,380	$5,116	$12,602
Working capital	10,547	17,238	10,616	13,613	13,966
Total assets	31,896	45,017	38,645	40,049	29,457
Current portion of long term debt	502	150
Long-term debt, net of current portion	251	0	163	392	2,396
Total liabilities	7,364	5,612	5,545	5,530	5,996
Accumulated deficit	(43,267)	(28,208)	(34,122)	(32,136)	(34,585)
No cash dividends were paid in any of the periods presented.

10. Goodwill Impairment
          Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material effect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ended June 30, 2008, and a contract dispute with Point Care Technologies (“PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 8 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).
          The development of Drew’s proposed new diabetes instrument, the DS-360, is indefinitely delayed because of difficulties related to the final phase of its development. The DS-360 is to be Drew’s next generation diabetes instrument, which is a key line of business for Drew. The uncertainty of the DS-360’s completion combined with the continued aging of Drew’s existing diabetes instrument offerings has had a negative impact on Drew’s estimated future operating results and cash flow. Drew, in consultation with independent consultants, continues to evaluate the development status of the DS-360 project. Until the evaluation is completed, Drew cannot estimate the timing of the 510(k) application submission for the instrument to the FDA or whether the submission will be made.
          Also, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would be completed during the fiscal year ended June 30, 2008. In December 2008 Drew settled a contract dispute with PCT relating to this project (see footnote 8 “Commitments and Contingencies” in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008 for details on the dispute). As part of the settlement, dated November 3, 2008 Drew and PCT are no longer jointly developing the 2280 HT HIV instrument, and Drew is unable to estimate when or if the 2280 HT HIV instrument will be completed. Drew undertook the development effort at considerable cost because it believed that the 2280 HT HIV instrument had significant potential in monitoring the status of HIV patients. The uncertainty whether the 2280 HT HIV will be completed has had a negative impact on Drew’s estimated future operating results and cash flow.
          Because of these developments and the continued diminished operating results of Drew’s aging legacy projects, the Company reduced its work force during the fourth quarter of the year ended June 30, 2008 by 23 positions and restructured certain management responsibilities. These events negatively affected the evaluation by the Company of the future operating results and cash flows of Drew.
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
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Drew segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Drew in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,574,655 during the quarter ended June 30, 2008.
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
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted the provisions of FIN 48 on July 1, 2007. As of the date of adoption, the 2005-2007 tax years remain subject to examination by major tax jurisdictions. As of June 30, 2008, the 2005-2008 tax years remain subject to examination by major tax jurisdictions.
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The FASB Agreed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FASB again rejected the proposal of a full one year deferral of the effective date of SFAS 157. SFAS 157 was issued in September 2006, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company adopted this statement on July 1, 2008 for assets and liabilities not subject to the deferral and will adopt this statement on July 1, 2009 for all other assets and liabilities. SFAS 157 did not have and is not expected to have a material effect on the condensed financial position, results of operations or cash flows of the Company.
12. Recent Developments
          Sonomed encountered a series of events during the third quarter that may have a material effect on the valuation of the Company’s goodwill. These events include a development delay of Sonomed’s VuMax III that was previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2009, and the overall deterioration of sales and continued margin compression on Sonomed’s international sales.
          The development of Sonomed’s VuMax III is significantly delayed due to difficulties related to the final phase of the development of the instrument. Sonomed, in consultation with independent consultants, is in the process of evaluating the development status of the VuMax III. Until the evaluation is completed Sonomed will not be able to estimate the timing or likelihood of product introduction.
          Sonomed is also experiencing a decrease in sales, particularly in Europe, and continued margin compression on its international business. Sonomed cannot determine when or if sales volumes will rebound or if margins will materially improve.
          At March 31, 2009, the Company had approximately $9.5 million of goodwill recorded on its balance sheet as a result of its purchase of Sonomed. If Sonomed’s efforts to complete the VuMax III are not successful or is significantly delayed, and the decrease in sales and compressed margins on international sales continue, the Company could be required to record an impairment charge with respect to all or a portion of the related recorded goodwill.
13. SFAS No. 157, “Fair Value Measurements”
          On July 1, 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. SFAS 157 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized in the following levels:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets.
Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities.
The Company determined that the fair value of the outstanding long term debt approximates their outstanding balances based on the remaining maturity of these instruments and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the long term debt. The use of different assumptions and/or estimation methodologies may have a material effect on the estimate fair values.
14. Continuing Operations
          As shown in the accompanying financial statements, the Company incurred a net loss and had negative cash flows from operations during the nine-month period ended March 31, 2009. Management of the Company has implemented a series of cost cutting measures to address these continuing losses and negative cash flows from operations. Management projects that these measures will be sufficient to allow all cash needs for the next 12 months to be provided by the Company’s operations. The ability of the Company to continue as a going concern is dependent on the success of these measures. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and related notes thereto and other financial information elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2008.
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
Executive Overview — Nine-Month Period Ended March 31, 2009
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 15.5% during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase was primarily related to increases in the Drew, Sonomed and EMI business segments. Product revenue at Drew, Sonomed and EMI increased 33.8%, 1.1% and 32.5%, respectively, during the nine-month period ended March 31, 2009 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Company’s Vascular and Medical/Trek business segments. Sales at Vascular and Medical/Trek decreased approximately 6.9%, and 9.2%, respectively, during the nine-month period ended March 31, 2009 compared to the same period last fiscal year.

•	Other revenue decreased approximately $57,000 or 37.0% during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business segment.

•	Cost of goods sold as a percentage of product revenue decreased to approximately 54.9% during the nine-month period ended March 31, 2009, as compared to approximately 57.0% for the same period last fiscal year. Gross margins in the Drew business segment, which have historically been lower than those in the Company’s other business segments, improved to 41.7% due to the addition of higher margin JAS and Biocode reagent sales. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business segments during the nine-month period ended March 31, 2009 was approximately 51.3% in the current period as compared to 51.0% in the same period last fiscal year.

•	Marketing, general and administrative expenses increased approximately 4.3% during the nine-month period ended March 31, 2009 as compared to the same period in the prior fiscal year. The increase was due to the addition of JAS and Biocode in the current period.

•	On November 20, 2009 the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share.
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
          At March 31, 2009, The Company had approximately $11.6 million of goodwill recorded on its balance sheet.
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
          Through March 31, 2009, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
Three- and Nine-Month Periods Ended March 31, 2009 and 2008
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Product Revenue:

Drew	$5,105	$3,610	41.4%	$13,108	$9,798	33.8%
Sonomed	2,153	2,444	-11.9%	7,285	7,206	1.1%
Vascular	1,012	1,445	-30.0%	2,908	3,125	-6.9%
EMI	590	313	88.5%	1,656	1,250	32.5%
Medical/Trek	314	327	-4.0%	947	1,043	-9.2%

Total	$9,174	$8,139	12.7%	$25,904	$22,422	15.5%

          Product revenue increased approximately $1,035,000, or 12.7%, to $9,174,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue increased $1,495,000, or 41.4%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of JAS Diagnostics in May 2008 and Biocode in December 2008. JAS and Biocode generated $325,000 and $1,262,000 in revenue, respectively, for the three-month period ended March 31, 2009.
          Product revenue decreased $291,000 or 11.9%, at the Sonomed business segment as compared to the same period last fiscal year. The decrease in product revenue is due to a material drop in sales to Sonomed’s European distributors related to the current difficult economic climate in Europe. Sonomed cannot determine when or if sales volumes will rebound or if margins will materially improve.
          Product revenue decreased $433,000, or 30.0%, to $1,012,000 in the Vascular business segment during the three-month period ended March 31, 2009, as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business segment was primarily related to an increase in sales of Vascular’s new VascuView system in the prior year. The VascuView was approved and ready for sale during the third quarter of fiscal 2008 and generated $525,000 in sales during that period.
          Product revenue increased $277,000, or 88.5%, in the EMI business segment when compared to the same period last year. EMI continues to modify and improve its product offering and is gaining market share in the digital imaging space.
          In the Medical/Trek business segment, product revenue decreased $13,000, or 4.0%, to $314,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          Product revenue increased approximately $3,482,000, or 15.5%, to $25,904,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue increased $3,310,000, or 33.8%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of JAS Diagnostics in May 2009 and Biocode in December 2008. JAS and Biocode generated $1,305,000 and $1,262,000, respectively, in revenue for the nine month period ended March 31, 2009.
          In the Sonomed business segment, product revenue increased $79,000, or 1.1%, as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in international sales related to the efforts of a new sales manager covering Southeast Asia, India and the Pacific Rim, offset by a decrease in product revenue at Sonomed’s European distributors related to the current difficult economic climate in Europe. Sonomed cannot determine when or if European sales volumes will rebound or if margins will materially improve.

          In the Vascular business segment, product revenue decreased $217,000, or 6.9%, to $2,908,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business segment was primarily related to an increase in sales of Vascular’s new VascuView system in the prior year. The VascuView was approved and ready for sale during the third quarter of fiscal 2008 and generated $525,000 in sales during that period.
          Product revenue increased $406,000, or 32.5%, during the nine-month period ended March 31, 2009 in the EMI business segment when compared to the same period last year. The increase in sales is related to the continued expansion of EMI’s product offerings and by the increased effectiveness of two new salespeople brought on during the last year.
          In the Medical/Trek business segment, product revenue decreased $96,000, or 9.2%, to $947,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and nine-month periods ended March 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Other Revenue:

Drew	$31	$49	-36.7%	$97	$154	-37.0%
Sonomed	0	0	0.0%	0	0	0.0%
Vascular	0	0	0.0%	0	0	0.0%
EMI	0	0	0.0%	0	0	0.0%
Medical/Trek	0	0	0.0%	0	0	0.0%

Total	$31	$49	-36.7%	$97	$154	-37.0%

          Other revenue decreased by approximately $18,000, or 36.7%, to $31,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. Other revenue decreased by approximately $57,000, or 37.0%, to $97,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. These decreases were attributable to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and nine-month periods ended March 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2009	%	2008	%	2009	%	2008	%
Cost of Goods Sold:

Drew	$2,599	50.9%	$2,509	69.5%	$7,648	58.3%	$6,353	64.8%
Sonomed	1,189	55.2%	1,312	53.7%	4,004	55.0%	3,778	52.4%
Vascular	408	40.3%	660	45.7%	1,074	36.9%	1,294	41.4%
EMI	311	52.7%	176	56.2%	842	50.9%	640	51.2%
Medical/Trek	221	70.1%	256	78.3%	640	67.6%	722	69.2%

Total	$4,728	51.5%	$4,913	60.4%	$14,208	54.9%	$12,787	57.0%

          Cost of goods sold totaled approximately $4,728,000, or 51.5% of product revenue, for the three-month period ended March 31, 2009, as compared to $4,913,000 or 60.4%, of product revenue for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $2,599,000, or 50.9% of product revenue, for the three-month period ended March 31, 2009 as compared to $2,509,000, or 69.5% of product revenue, for the same period last fiscal year. Gross margins in the Drew business segment which have historically been lower than those in the Company’s other business segments improved to 49.1% due to the addition of higher margin JAS and Biocode reagent sales.
          Cost of goods sold in the Sonomed business segment totaled $1,189,000, or 55.2% of product revenue, for the three-month period ended March 31, 2009 as compared to $1,312,000, or 53.7% of product revenue, for the same period last fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales.
          Cost of goods sold in the Vascular business segment totaled $408,000, or 40.3% of product revenue, for the three-month period ended March 31, 2009 as compared to $660,000, or 45.7% of product revenue, for the same period last fiscal year. The decrease in Vascular’s cost of goods sold as a percentage of revenue was primarily caused by the first sale of Vascular’s new VascuView system during the third quarter of fiscal 2008. Vascular sold 50 units that yielded approximately a 50% margin. Vascular’s margins on its traditional needle business remain unchanged at approximately 60%.
          Cost of goods sold in the EMI business segment totaled $311,000, or 52.7% of product revenue, for the three-month period ended March 31, 2009 as compared to $176,000, or 56.2% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to the product mix sold during the quarter.
          Cost of goods sold in the Medical/Trek business segment totaled $221,000, or 70.1% of product revenue, for the three-month period ended March 31, 2009 as compared to $256,000, or 78.3% of product revenue, for the same period last fiscal year. The reason for the decrease in cost of goods sold as a percentage of revenue is an increase in the cost of raw materials experienced during the same period last year and an increase in Trek sales prices effective April 1, 2008.
          Cost of goods sold totaled approximately $14,208,000, or 54.9% of product revenue, for the nine-month period ended March 31, 2009, as compared to $12,787,000, or 57.0% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $7,648,000, or 58.3% of product revenue, for the nine-month period ended March 31, 2009 as compared to $6,353,000, or 64.8% of product revenue, for the same period last fiscal year. Gross margins in the Drew business segment which have historically been lower than those in the Company’s other business segments improved to 41.7% due to the addition of higher margin JAS and Biocode reagent sales.
          Cost of goods sold in the Sonomed business segment totaled $4,004,000, or 55.0% of product revenue, for the nine-month period ended March 31, 2009 as compared to $3,778,000 or 52.4% of product revenue, for the same period last fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of a large increase in sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s new Vumax II ultrasound systems. Sonomed anticipates that this trend will continue until products currently under development come online during the fourth quarter of the current fiscal year.
          Cost of goods sold in the Vascular business segment totaled $1,074,000, or 36.9% of product revenue, for the nine-month period ended March 31, 2009 as compared to $1,294,000, or 41.4% of product revenue, for the same period last fiscal year. The decrease in Vascular’s cost of goods sold as a percentage of revenue was primarily caused by the first sale of Vascular’s new VascuView system during the third quarter of fiscal 2008. Vascular sold 50 units that yielded approximately a 50% margin. Vascular’s margins on its traditional needle business remain unchanged at approximately 60%.
          Cost of goods sold in the EMI business segment totaled $842,000, or 50.9%, of product revenue for the nine-month period ended March 31, 2009 as compared to $640,000, or 51.2%, of product revenue, during the same period last fiscal year.
          Cost of goods sold in the Medical/Trek business segment totaled $640,000, or 67.6% of product revenue, for the nine-month period ended March 31, 2009 as compared to $722,000 or 69.2% of product revenue, during the same period last fiscal year. The reason for the decrease in cost of goods sold as a percentage of revenue is an increase in the cost of raw materials experienced during the same period last year and an increase in Trek sales prices effective April 1, 2008.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Marketing, General and Administrative:

Drew	$2,140	$1,522	40.6%	$4,719	$3,809	23.9%
Sonomed	908	1,059	-14.2%	2,527	2,765	-8.6%
Vascular	456	568	-19.7%	1,354	1,401	-3.4%
EMI	212	131	61.8%	599	428	40.0%
Medical/Trek	497	816	-39.1%	1,661	2,005	-17.2%

Total	$4,213	$4,096	2.9%	$10,860	$10,408	4.3%

          Marketing, general and administrative expenses decreased $117,000, or 2.9%, to $4,213,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $618,000, or 40.6%, to $2,140,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year. This increase is due to the acquisitions of JAS and Biocode in May and December 2008, respectively.
          Marketing, general and administrative expenses in the Sonomed business segment decreased $151,000, or 14.2%, to $908,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting, legal and travel expenses related to marketing and trade shows.
          Marketing, general and administrative expenses in the Vascular business segment decreased $112,000, or 19.7%, to $456,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting and legal expenses.
          Marketing, general and administrative expenses in the EMI business segment increased $81,000, or 61.8%, to $212,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase was primarily related to increased headcount and marketing efforts which contributed to increasing the sales of digital imaging systems by 88.5% over the prior period.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $319,000, or 39.1%, to $497,000 for the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was related to decreased personnel costs attributed to headcount, legal fees and consulting fees.
          Marketing, general and administrative expenses increased $452,000, or 4.3%, to $10,860,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $910,000, or 23.9%, to $4,719,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. This increase is due to the acquisitions of JAS and Biocode in May and December 2008, respectively.
          Marketing, general and administrative expenses in the Sonomed business segment decreased $238,000, or 8.6%, to $2,527,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting, legal and travel expenses.
          Marketing, general and administrative expenses in the Vascular business segment decreased $47,000, or 3.4%, to $1,354,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was due to decreased salaries and bonuses, insurance, consulting and legal expenses.
          Marketing, general and administrative expenses in the EMI business segment increased $171,000, or 40.0%, to $599,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase was primarily related to increased headcount and marketing efforts which contributed to increasing the sales of digital imaging systems by 32.5% over the prior period.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $344,000, or 17.2%, to $1,661,000 for the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was related to decreased personnel costs attributed to headcount, legal fees and consulting fees.
          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and nine-month periods ended March 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Research and Development:

Drew	$422	$783	-46.1%	$1,377	$1,975	-30.3%
Sonomed	240	95	152.6%	928	435	113.3%
Vascular	66	88	-25.0%	175	217	-19.4%
EMI	83	75	10.7%	270	214	26.2%
Medical/Trek	0	0	0.0%	0	0	0.0%

Total	$811	$1,041	-22.1%	$2,750	$2,841	-3.2%

          Research and development expenses decreased $230,000, or 22.1%, to $811,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $361,000, or 46.1%, to $422,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects.
          Research and development expenses in the Sonomed business segment increased $145,000, or 152.6%, to $240,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase is related to the development of three new products, the PacScan Plus, MasterVu A, and the VuMax III. The PacScan Plus and MasterVu A will become available for sale during the fourth quarter of fiscal 2009. The development of Sonomed’s Vumax III is significantly delayed due to difficulties related to the final phase of the development of the instrument. Sonomed, in consultation with independent consultants, is in the process of evaluating the development status of the VuMax III. Until the evaluation is completed Sonomed will not be able to estimate the timing of a 510(k) application submission for the instrument to the FDA or whether a submission will be made.
          Research and development expenses in the Vascular business segment decreased $22,000, or 25.0%, to $66,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was primarily due to a reduction in prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular introduced in the third quarter of fiscal 2008.
          Research and development expenses in the EMI business segment increased $8,000, or 10.7%, to $83,000 during the three-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.
          Research and development expenses decreased $91,000, or 3.2%, to $2,750,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $598,000, or 30.3%, to $1,377,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects.
          Research and development expenses in the Sonomed business segment increased $493,000, or 113.3%, to $928,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase is related to the development of three new products, the PacScan Plus, MasterVu A, and the VuMax III. The PacScan Plus and MasterVu A will become available for sale during the fourth quarter of fiscal 2009. The development of Sonomed’s Vumax III is significantly delayed due to difficulties related to the final phase of the development of the instrument. Sonomed, in consultation with independent consultants, is in the process of evaluating the development status of the VuMax III. Until the evaluation is completed Sonomed will not be able to estimate the timing of a 510(k) application submission for the instrument to the FDA or whether a submission will be made.
          Research and development expenses in the Vascular business segment decreased $42,000, or 19.4%, to $175,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The decrease was primarily due to a reduction in prototype expenses associated with the VascuViewTM, a new visual ultrasound device, which Vascular introduced in the third quarter of fiscal 2008.
          Research and development expenses in the EMI business segment increased $56,000, or 26.2%, to $270,000 during the nine-month period ended March 31, 2009 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.
          The Company recognized a loss of $31,000 and $14,000 related to its investment in OTM during the three-month periods ended March 31, 2009 and 2008, respectively, and $65,000 and $65,000 for the nine-month periods ended March 31, 2009 and 2008, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          Interest income was $0 and $78,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest income was $51,000 and $265,000 for the nine-month periods ended March 31, 2009 and 2008, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest expense was $105,000 and $18,000 for the three-month periods ended March 31, 2009 and 2008, respectively, and $122,000 and $24,000 for the nine-month periods ended March 31, 2009 and 2008, respectively. The increase for the three-month and nine-month periods is due to the debt related to the acquisition of Biocode Hycel.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the nine-month period ended March 31, 2009 are reflected in the following table (in thousands):

	March 31,	June 30,
	2009	2008
Current Ratio:

Current assets	$18,386	$16,573
Less: Current liabilities	5,894	6,026

Working capital	$12,492	$10,547

Current ratio	3.1 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$376	$502
Long-term debt	5,514	251

Total debt	5,890	753

Total equity	23,220	24,532

Total capital	$29,110	$25,285

Total debt to total capital	20.2%	3.0%

          Working Capital Position
          Working capital increased approximately $2,042,000 as of March 31, 2009, and the current ratio increased to 3.1 to 1 when compared to June 30, 2008. The increase in working capital was caused primarily by the acquisition of Biocode in December 2008.
          Cash Used in Operating Activities
          During the nine-month periods ended March 31, 2009 and 2008, the Company used approximately $2,212,000 and $1,393,000 of cash for operating activities. The net increase in cash used in operating activities of approximately $1,186,000 for the nine-month period ended March 31, 2009 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had a net loss of $1,861,000 and experienced net cash out flows from an increase in accounts receivable approximately $1,552,000. These cash out flows were partially offset by an increase in accounts payable of $295,000 and non-cash expenditures of depreciation and amortization and compensation expense related to stock options of $526,000 and $224,000, respectively. In the prior fiscal period the cash used in operating activities of $1,393,000 was related to net loss in the prior year of $3,411,000 and an increase in inventory of approximately $548,000. These cash out flows were partially offset by an increase in accounts payable and accrued expenses of $1,339,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of $434,000 and $203,367, respectively.
          Our principal source of short-term liquidity is existing cash and cash equivalents, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing products and reagents and instrumentation products and reagents currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.
          Management of the Company has implemented a series of cost cutting measures to address the continuing losses and negative cash flows from operations. The ability of the Company to continue as a going concern is dependent on the success of these measures. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $332,000 during the nine month period ended March 31, 2009 is related to fixed asset purchases of $151,000 and the acquisition of Biocode for $165,000 in December 31, 2008. The net increase in cash flows used in investing activities from the prior fiscal period was $355,000. The change relates primarily to the purchase of furniture and equipment.
          Cash flows provided by financing activities were approximately $653,000 during the nine-month period ended March 31, 2009. During the period, the Company made scheduled long-term debt repayments of approximately $376,000 and received $1,029,000 from the issuance of common stock during the period. Cash flows used in financing activities for the same period last year were approximately $130,000. During the prior fiscal period, the Company made scheduled long-term debt repayments of approximately $136,972, which was offset by cash received from the exercise of stock options in the amount of $7,000.
          On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share which expire in five years. The net proceeds to the Company from the offering, after fees and expenses were $1,029,000.
          Debt History
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal is payable in six quarterly installments of $125,437 plus interest at the prime rate (4% on March 31, 2009) as published by the Bank of America. The balance on this debt at March 31, 2009 was $376,314.
          On December 31, 2008 Drew issued a note payable in the amount of 4,175,000 Euros related to the purchase of certain assets of Biocode. Biocode is being be vertically integrated into the CVompany’s clinical diagnostics business that also includes Drew Scientific and JAS Diagnostics.
          The purchase price for the acquisition was Euro 4,200,000 plus acquisition costs, of which Euro 25,000 was paid upfront. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009 at the annual rate of 7%;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	after 18 months a principal payment of Euro 800,000 is due;

•	after 30 months a principal payment of Euro 1,000,000 is due;

•	after 36 months a principal payment of Euro 1,000,000 is due; and

•	after 48 months a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.

	Interest
	Rate	2009	2010	2011	2012	Total
Notes Payable - Former JAS Shareholders	Prime	$376,314				$376,314

Notes Payable - Biocode	7%		1,056,608	2,641,520	1,816,046	5,514,174

		$376,314	$1,056,608	$2,641,520	$1,816,046	$5,890,488

          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three and nine-month periods ended March 31, 2009 and 2008.
          The following table presents the Company’s contractual obligations as of March 31, 2009 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$5,890,488	$376,314	$3,698,128	$1,816,046	$0

Operating lease agreements	2,613,094	599,746	1,250,679	623,447	139,222

Total	$8,503,582	$976,060	$4,948,807	$2,439,493	$139,222

          Significant Items Likely To Impact Liquidity
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew, and acquired all of the Drew shares during fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management will be working to reverse the situation, while at the same time seeking to strengthen Drew’s market position. As of March 31, 2009, the Company has loaned approximately $19,000,000 to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, to fund new product development and underwrite operating losses incurred since acquisition. The Company anticipates that further working capital will likely be required by Drew.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents interest rates. Interest rates as of March 31, 2009 were variable at prime on the notes payable.

Interest
Rate
Notes Payable — Former JAS Shareholders	Prime

Notes Payable — Biocode Hycell	7%

          Exchange Rate Risk
          Prior to the acquisition of Drew, the price of all product sold overseas was denominated in United States Dollars and consequently the Company incurred no exchange rate risk on revenue. However, a portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2009 and 2008, Drew recorded approximately $2,575,000 and $1,137,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the nine-month periods ended March 31, 2009 and 2008, Drew recorded approximately $4,811,000 and $3,114,000, respectively, of revenue denominated in United Kingdom Pounds and Euros.
          Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2009 and 2008, Drew incurred approximately $2,158,000 and $1,255,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the nine-month periods ended March 31, 2009 and 2008, Drew recorded approximately $4,300,000 and $3,206,000 respectively, of expense denominated in United Kingdom Pounds and Euros. The Company’s Sonomed and Vascular business segments incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
          The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro. The table below details total sales and expenses transacted in United Kingdom Pounds and Euros.

	Three months ended		Nine months ended
Total Foreign Sales	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Drew UK and Biocode	$2,575,362	$1,137,481	$4,810,698	$3,113,719

	Three months ended		Nine months ended
Total Foreign Expenses	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Drew UK and Biocode	$2,157,519	$1,254,951	$4,300,104	$3,206,145
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
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
          Reference is made to Item 1A “Risk Factors” of the Company’s Form 10-K annual report for the year ended June 30, 2008.
          The Company may be required to record an impairment charge with to goodwill recorded on its balance sheet resulting from its purchase of Sonomed.
          The development of Sonomed’s Vumax III is significantly delayed due to difficulties related to the final phase of the development of the instrument. Sonomed, in consultation with independent consultants, is in the process of evaluating the development status of the VuMax III. Until the evaluation is completed Sonomed will not be able to estimate the timing of a 510(k) application submission for the instrument to the FDA or whether a submission will be made.
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

Escalon Medical Corp. (Registrant)
Date: May 15, 2009	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer