Form 10-K
period 2009-06-30
ESCALON MEDICAL CORP
filed 2009-10-13
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 was approximately $11,967,023, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
     As of September 30, 2009, the registrant had 7,526,430 shares of common stock outstanding.
Documents Incorporated by Reference:
     Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Escalon Medical Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2009

ii

PART 1
ITEM 1. BUSINESS
Company Overview
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries.
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
          Drew Business
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew acquired JAS Diagnostics, Inc. (“JAS”) on May 29, 2008. JAS was established in 2000 and specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used in IVD tests. Many of these reagents are single vial stable, which offer ease of use, increased speed of results and extended on-board stability. Drew acquired certain assets of Biocode Hycel on December 31, 2008. Biocode Hycel specializes in the hematology consumables for the physician office and veterinary office laboratories. The operating results of JAS and Biocode Hycel are included as part of the Drew business segment as of May 29, 2008 and December 31, 2008, respectively.
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
          Hematology
          Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew’s Excell product lines are for use in the field of human hematology, whereas the Hemavet product line is for use in the veterinary field. The acquisition of Biocode Hycel added proprietary hematology reagents to the Drew hematology reagent portfolio of products.
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
          UBM
          The UBM is a high frequency/high resolution ultrasound device, designed to provide highly detailed information of the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre and post-intraocular lens implantation and corneal refractive surgery. The device allows the surgeons to do precise measurements within the anterior chamber of the eye.
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
          VascuView Visual Ultrasound System
          This device provides a two dimensional B-Scan image of the vasculature of a patient, thereby allowing a user to visually guide a needle to the desired artery or vein access. Vascular provides periphery consumable products to maintain a sterile field when using the device.

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
Research and Development
          The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company’s Dallas, Texas, Miami, Florida and Rennes, France facilities. The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility. The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $3,475,000, $4,058,000, and $3,461,000, respectively.
Manufacturing and Distribution
          The Company leases an aggregate of approximately 71,750 square feet of space at its facilities in Texas, Connecticut, France and the United Kingdom and Miami, Florida. These sites are currently used for engineering, product design and development and product assembly. All of the Company’s medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company’s Dallas, Texas, Oxford, Connecticut, Miami, Florida, Rennes, France, and Barrow-in-Furness, United Kingdom facilities. See “Business Conditions” in “Management’s Discussion and Analysis of Financial Condition of Results of Operations” for additional information.

          The Company leases approximately 11,200 square feet of space in Wisconsin, for its surgical products and vascular access operations. The facility is currently used for engineering, product design and development, manufacturing and product assembly. The Company also leases approximately 2,500 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The New Berlin manufacturing facility includes a class 10,000 clean room. A class 10,000 clean room is a controlled environment for producing devices while avoiding any significant contaminants. The cleanliness provided by the clean room exceeds the requirements of the FDA. The Company’s ophthalmic surgical products and vascular access products are distributed from the Company’s Wisconsin facility.
          The Company designs, develops and services its ultrasound ophthalmic products at its approximately 12,200 square foot facility in Lake Success, New York. The Company has achieved ISO13485 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO13845 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.
          The manufacture, testing and marketing of each of the Company’s products entails risk of product liability. Product liability insurance is carried by the Company to cover primary risk.
Governmental Regulations
          The Company’s products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company’s products are restricted or revoked, the Company could face delays that would impair the Company’s ability to generate funds from operations.
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
          Drew received a warning letter from the FDA in April 2007 that certain deficiencies were noted during the FDA’s audit of the Company’s United Kingdom facility. Drew has addressed the deficiencies and has brought the facility into compliance with FDA regulations. As such, the FDA notified Drew in June 2007 that the actions taken were deemed sufficient and would be verified during the next inspection. No further issues have been raised since that time.
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

          The Company has received CE approval on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE mark, however, some foreign countries require separate individual foreign regulatory clearances.
Marketing and Sales
          The Drew business segment sells its products through internal sales and marketing employees located in the United States, France and in the United Kingdom as well as through a large network of distributors, both domestic and international.
          The Sonomed product line is sold through internal sales employees as well as independent sales representatives located in the United States and Europe, to a large network of distributors and directly to medical institutions.
          Vascular business segment products are marketed domestically through internal sales and marketing employees located in the United States as well as through an independent sales representative in Europe and a network of domestic and foreign distributors that are managed by the Company’s sales team.
          The Medical/Trek and EMI business segments sell their ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company’s Wisconsin and Massachusetts facilities. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The EMI product line is sold through internal sales employees and independent sales representatives in the United States.
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
Patents, Trademarks and Licenses
          The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2020. The Company has 21 United States patents and 31 patents issued abroad that cover the Company’s surgical products and pharmaceutical technology. Drew has approximately 72 patents related to its technology.
          With respect to the Company’s ultrafast laser technology, licensed to Intralase Corp. “Intralase”, 16 patents have been issued in the United States and 11 overseas. In 1997, Intralase and Escalon entered into an agreement under which Intralase became the exclusive licensee of these patents, technology and intellectual property owned by the Company, which agreement was amended and restated in October 2000. On February 27, 2008, the Company settled all outstanding disputes and litigation with Intralase pursuant to which the Company transferred to Intralase its ownership of all patents and intellectual property formally licensed to Intralase, the license agreement was terminated, and Intralase made a lump-sum payment to the Company of $9,600,000.
          The Company intends to vigorously defend its patents if the need arises.

          While in the aggregate the Company’s patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company’s ability to generate revenues are the following:
•	The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark was renewed in November 2006.

•	In the Vascular business unit, the Company has two patents that are of material importance. The first patent is an apparatus for the cannulation of blood vessels. This patent will expire on February 23, 2011. The second patent is also an apparatus for the cannulation of blood vessels. This patent expired on January 11, 2009. The Vascular segment has also one patent application pending for the cannulation of blood vessels with a hypodermic needle.
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
Human Resources
          As of June 30, 2009, the Company employed 183 full-time employees and 4 part-time employees. Of these employees, 95 of the Company’s employees are employed in manufacturing, 50 are employed in general and administrative positions, 22 are employed in sales and marketing and 12 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.
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
          Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.
          The financial statements have been prepared assuming that the Company will continue as a going concern. The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2009 contains an explanatory paragraph indicating that certain matters (see page 46) raise substantial doubt about our ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operation in the future, and if it cannot do so, the company may not be able to survive and any investment in the company may be lost.
     We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2010, however, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.”
          Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.
     Because of continued losses, negative cash flows from operating activities and new debt payments, the Company has included going concern disclosure in Note 1 to its financial statements included in this report, addressing substantial doubt about the Company’s ability to continue as a going concern. This going concern disclosure could adversely affect the Company’s ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
          Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects could result in financial results that differ from market expectations.
          In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company’s financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may not be able to effect any such acquisitions or alliances. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired business in a way that enhances the performance of the Company’s combined businesses or product lines to realize the value from any expected synergies. Depending on the size and complexity of an acquisition, the Company’s successful integration of the entity depends on a variety of factors, including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company’s attention from other business operations. The Company acquired Drew during the first quarter of fiscal 2005. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized and has continued to negatively impact the Company’s financial results. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew’s market position. The Company loaned approximately $29 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company’s results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company’s growth.
          The Company’s results fluctuate from quarter to quarter.
          The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:
•	Acquisitions, such as Drew, JAS and Biocode Hycel and subsequent integration of the acquired company, although such acquisitions may not occur;

•	The timing and expense of new product introductions by the Company or its competitors, although the Company might not successfully develop new products and any such new products may not gain market acceptance;

•	The cancellation or delays in the purchase of the Company’s products;

•	Fluctuations in customer demand for the Company’s products;

•	Fluctuations in royalty income;

•	The gain or loss of significant customers;

•	Changes in the mix of products sold by the Company;

•	Competitive pressures on prices at which the Company can sell its products;

•	Announcements of new strategic relationships by the Company or its competitors;

•	Litigation costs and settlements; and

•	General economic conditions and other external factors such as energy costs.
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
          The Company may not be able to compete effectively in the competitive environments in which the Company operates.
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
          The volatility of the Company’s common stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of the Company’s common stock. The following factors have and may continue to have a significant impact on the market price of the Company’s common stock:
•	Acquisitions, strategic alliances, joint ventures and divestitures that the Company effects, if any;

•	Announcements of technological innovations;

•	Changes in marketing, product pricing and sales strategies or new products by the Company’s competitors;

•	Changes in domestic or foreign governmental regulations or regulatory requirements; and

•	Developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Company’s products are used.
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

          Under the current and proposed rules and regulations of the SEC, the Company is currently not required to comply with all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for the Company’s fiscal year ending June 30, 2010, as long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2009, the Company’s management is required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the SEC. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2010 and for each fiscal year thereafter, the Company’s management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and the Company’s independent registered public accounting firm will be required to provide an attestation as to the Company’s management’s assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays and additional expense in completing its obligations and receiving an unqualified report on the Company’s internal control over financial reporting by the Company’s independent registered public accounting firm.
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
ITEM 2. PROPERTIES
          The Company currently leases an aggregate of approximately 103,650 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Drew has administrative offices and/or manufacturing facilities in Barrow-in-Furness, United Kingdom, Dallas, Texas, Rennes, France (BioCode) and Miami, Florida (JAS) and Waterford, Connecticut. (iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Vascular has a manufacturing facility in New Berlin, Wisconsin. (v) EMI has a product design and development facility in Lawrence, Massachusetts. The corporate offices in Pennsylvania cover approximately 6,000 square feet and expire in July 2013. The facility in the United Kingdom covers approximately 4,800 square feet whose lease expires in September 2011. The facility in Texas covers approximately 20,000 square feet whose lease expires in March 2014. The facility in Rennes covers approximately 23,800 square feet and expires in January 2015. The Miami facility lease covers approximately 20,000 square feet and expires in July 2015. The Connecticut facility lease covers approximately 3,150 square feet and expires in January 2010. The New York facility leases covering approximately 12,200 square feet, expires in October 2011. The Wisconsin lease, covering approximately 11,200 square feet of space expires in July 2015. The Massachusetts lease, covering 2,500 square feet is a month to month lease. Annual rent under all of the Company’s property and equipment lease arrangements was approximately $855,000 for the year ended June 30, 2009.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The 2008 Annual Meeting of Shareholders was held on June 29, 2009. The following matters were acted upon:
          The following persons were elected as Class III directors of the Company, each for a term of three years and until his or her successor is elected and qualified.

Nominees for Director	For	Against	Withheld
Richard J. DePiano	6,499,167	0	75,568
Jay L. Federman, MD	6,506,233	0	69,502
          The other persons continuing as Directors of the Company after the Annual Meeting of Shareholders are Anthony J. Coppola, Lisa Napolitano, Fred Choate and William L.G. Kwan.
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESMC.” The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ Capital Market.

	High	Low
Fiscal year ended June 30, 2009

Quarter ended September 30, 2008	$3.12	$2.00
Quarter ended December 31, 2008	$2.00	$0.88
Quarter ended March 31, 2009	$2.30	$1.40
Quarter ended June 30, 2009	$2.35	$1.60

Fiscal year ended June 30, 2008

Quarter ended September 30, 2007	$8.60	$3.95
Quarter ended December 31, 2007	$5.72	$2.99
Quarter ended March 31, 2008	$4.39	$2.78
Quarter ended June 30, 2008	$3.40	$2.86

          As of September 30, 2009, there were 4,355 holders of record of the Company’s common stock. On September 30, 2009 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $2.07 per share.
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

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share amounts)
Statement of Operations Data:
Net revenues:
Product revenue	$34,468	$29,988	$27,893	$27,544	$23,864
Other revenue	133	222	10,945	2,247	3,060

Revenues, net	34,601	30,210	38,838	29,791	26,924

Costs and expenses:
Cost of goods sold	19,548	17,310	15,771	16,004	13,158
Marketing, general and administrative	14,847	14,392	13,806	13,995	12,556
Research and development	3,474	4,058	3,461	2,828	1,893
Goodwill impairment	9,526	9,575	0	0	0

Total costs and expenses	47,395	45,335	33,038	32,827	27,607

(Loss) income from operations	(12,794)	(15,125)	5,800	(3,036)	(683)

Other (expense) and income:
Gain on sale of assets	92	0	0	0	0
Gain on sale of available for sale securities	0	0	75	1,157	3,412
Equity in Ocular Telehealth Management, LLC	(65)	(88)	(88)	(174)	(64)
Interest income	19	300	208	162	69
Interest expense	(216)	(12)	(29)	(64)	(55)

Total other (expense) and income	(172)	200	166	1,081	3,362

Net (loss) income before taxes	(12,966)	(14,925)	5,966	(1,955)	2,679

Provision for income taxes	0	135	51	31	232

Net (loss) income	$(12,966)	$(15,060)	$5,915	$(1,986)	$2,447

Basic net (loss) income per share	$(1.82)	$(2.36)	$0.93	$(0.32)	$0.42

Diluted net (loss) income per share	$(1.82)	$(2.36)	$0.92	$(0.32)	$0.39

Weighted average shares — basic used in per share calculation	7,138	6,389	6,375	6,152	5,832

Weighted average shares — diluted used in per share calculation	7,138	6,389	6,434	6,152	6,231

	(Amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,810	$3,708	$8,879	$3,380	$5,116
Working capital	10,713	10,547	17,238	10,616	13,613
Total assets	25,055	31,896	45,017	38,645	40,049
Short term debt	1,375	502	150	233	230
Long-term debt, net of current portion	4,741	251	0	163	392
Total liabilities	12,617	7,364	5,612	5,545	5,530
Accumulated deficit	(56,233)	(43,267)	(28,208)	(34,122)	(32,136)
Shareholders’ equity	12,439	24,532	39,406	33,100	34,519
No cash dividends were paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew added to its reagent business with the May 29, 2008 purchase of JAS and the December 31, 2008 acquisition of certain assets of BioCode Hycel (see footnote 12).
          Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology.
          Vascular develops, manufactures and markets vascular access products.
          Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Trek Medical Products names.
          EMI manufactures and markets digital camera systems for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 – Description of Business.
          Executive Overview – Fiscal Years Ended June 30, 2009 and 2008
          The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 14.9% during fiscal year ended June 30, 2009 as compared to the prior fiscal year. The increase is primarily related to strong sales in the Company’s Drew and EMI business units which increased approximately 35.7% and 17.9%, respectively, offset by sales decreases in the Sonomed, Vascular and Trek business units of 2.1%, 6.1% and 10.5%, respectively.

•	Other revenue decreased approximately $89,000 or 40.1% during the fiscal year ended June 30, 2009 as compared to the prior fiscal year. The decrease is due decreased royalties earned from the Bio-Rad royalty agreement.

•	Cost of goods sold as a percentage of product revenue decreased to approximately 56.7% of revenues during the fiscal year ended June 30, 2009, as compared to approximately 57.7% of product revenue for the prior fiscal year. Gross margins in the Drew business segment have historically been lower than those in the Company’s other business units. Cost of goods sold in the Drew business segment was approximately 62.0% of product revenue during the fiscal year ended June 30, 2009 as compared to approximately 67.0% in the prior fiscal year. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business units during fiscal year ended June 30, 2009 decreased to approximately 50.9% of product revenue from approximately 52.0% in the prior fiscal year.

•	Operating expenses decreased approximately .7% during the fiscal year ended June 30, 2009 as compared to the prior fiscal year. This was due to increased marketing, general and administrative expenses of 3.2% offset by a 14.4% decrease in research and development expenses related to the decision to drastically reduce Drew’s research and development department in June 2008 in favor to a move to an outsourced research and development model.

•	The Company concluded that all $9,526,000 of the goodwill recorded at Sonomed was impaired as of June 30, 2009 and $9,575,000 of the goodwill recorded at Drew was impaired as of June 30, 2008. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,526,000 and $9,575,000 for the year ended June 30, 2009 and 2008, respectively (see footnote 4 of notes to consolidated financial statements for additional information).
     Results of Operations
          Fiscal Years Ended June 30, 2009 and 2008
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change

Product Revenue:

Drew	$18,085	$13,332	35.7%
Sonomed	9,175	9,367	-2.1%
Vascular	3,868	4,119	-6.1%
EMI	2,078	1,762	17.9%
Medical/Trek	1,262	1,410	-10.5%

Total	$34,468	$29,990	14.9%

          Consolidated product revenue increased approximately $4,478,000, or 14.9%, to $34,468,000 during the year ended June 30, 2009 as compared to the last fiscal year.
          In the Drew business unit, product revenue increased $4,753,000, or 35.7%, as compared to last fiscal year. The increase is primarily due to the acquisition of JAS on May 29, 2008 and of Biocode Hycel on December 31, 2008 which combined increased revenue by $4,405,000. The remainder of the increase is primarily due to strong sales of Drew’s D3 instrument which received FDA approval on December 18, 2008.

          Product revenue decreased $192,000, or 2.1%, to $9,175,000 in the Sonomed business segment as compared to the last fiscal year. This decrease in volume is related to the global economic downturn and the effect it has had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions have also lead to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition.. (see “Goodwill Impairment-Sonomed below and footnote 4 of notes to consolidated financial statements for further discussion).
          Product revenue decreased $251,000, or 6.1%, to $3,868,000 in the Vascular business segment during the year ended June 30, 2009 as compared to last fiscal year. The decrease was primarily caused by the introduction of the VascuView instrument in February 2008 which generated a $550,000 one time sale during the prior year, however current year sales of the VascuView were not material due to certain limitations in its functionality. The VascuView is currently being enhanced and is expected to contribute to revenue during the second half of 2010. The large decrease in VascuView sales were offset by increased volume in Vascular’s core needle business of approximately $274,000.
          Product revenue increased $316,000, or 17.9%, in the EMI business segment when compared to the last fiscal year. The EMI product offering of digital imaging systems continues to expand and has seen increased market acceptance during the year ended June 30, 2009.
          In the Medical/Trek business unit, product revenue decreased $148,000, or 10.5%, to $1,262,000 during the year ended June 30, 2009 as compared to the last fiscal year. The decrease is related to the continued aging of Medical/Trek’s product offerings.
          The following table presents consolidated other revenue by reportable business segment for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change

Other Revenue:

Drew	$133	$222	-40.1%
Sonomed	0	0	0.0%
Vascular	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	0	0.0%

Total	$133	$222	-40.1%

          Consolidated other revenue decreased by approximately $89,000, or 40.1%, to $133,000 during the fiscal year ended June 30, 2009 as compared to the prior fiscal year. The decrease is due to decreased royalties earned from Bio-Rad royalty agreement (see footnote 11 of notes to the consolidated financial statements).
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	%	2008	%

Cost of Goods Sold:

Drew	$11,207	62.0%	$8,928	67.0%
Sonomed	4,974	54.2%	5,029	53.7%
Vascular	1,450	37.5%	1,538	37.3%
EMI	1,069	51.4%	820	46.5%
Medical/Trek	848	67.2%	995	70.6%

Total	$19,548	56.7%	$17,310	57.7%

          Consolidated cost of goods sold totaled approximately $19,548,000, or 56.7%, of product revenue, for the fiscal year ended June 30, 2009 as compared to $17,310,000, or 57.7%, of product revenue, for the prior fiscal year.
          Cost of goods sold in the Drew business segment totaled $11,207,000, or 62.0%, of product revenue, for the fiscal year ended June 30, 2009 as compared to $8,928,000, or 67.0%, of product revenue, for the prior fiscal year. The decrease in the cost of goods sold as a percentage of revenue is due to the acquisitions of JAS on May 29, 2008 and certain assets of Biocode Hycel on December 31, 2008. Sales at both of these divisions consist primarily of higher margin reagent sales. These higher margin sales have been offset by margin compression related to the continued strength of the Euro against the US Dollar which negatively affects the margins on Drew’s new D3 offering that is manufactured in France by an OEM partner.
          Cost of goods sold in the Sonomed business segment totaled $4,974,000, or 54.2%, of product revenue, for the fiscal year ended June 30, 2009 as compared to $5,029,000, or 53.7%, of product revenue, for prior fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of sales to the more price sensitive international market combined with a decrease in overall domestic sales.
          Cost of goods sold in the Vascular business segment totaled $1,450,000, or 37.5%, of product revenue, for fiscal year ended June 30, 2009 as compared to $1,538,000, or 37.3%, of product revenue, for the last fiscal year. The relatively unchanged cost of goods as a percentage of product revenue is indicative of Vascular’s continued solid margins on its core needle business.
          Cost of goods sold in the EMI business segment totaled $1,069,000, or 51.4%, of product revenue, for fiscal year ended June 30, 2009 as compared to $820,000, or 46.5%, of product revenue, for the last fiscal year. The increase as a percentage of product revenue was due to the need to increase discounts related to the difficult economic environment experienced during the current year.
          Cost of goods sold in the Medical/Trek business segment totaled $848,000, or 67.2%, of product revenue, for the fiscal year ended June 30, 2009 as compared to $995,000, or 70.6%, of product revenue, for the last fiscal year. The decrease as a percentage of product revenue was due to price increase to its customers.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change

Marketing, General and Administrative:

Drew	$7,090	$5,287	34.1%
Sonomed	2,485	2,219	12.0%
Vascular	1,458	1,576	7.5%
EMI	601	605	-0.7%
Medical/Trek	3,213	4,705	31.7%

Total	$14,846	$14,392	3.2%

          Consolidated marketing, general and administrative expenses increased $454,000, or 3.2%, to $14,846,000 during the fiscal year ended June 30, 2009 as compared to the prior fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $1,803,000, or 34.1%, to $7,090,000 as compared to the same period last fiscal year. The increase is primarily due to the acquisitions of JAS on May 29, 2008 and certain assets of Biocode Hycel on December 31, 2008 offset by significantly lower legal fees during the current year and by reductions in force implemented in June 2008.
          Marketing, general and administrative expenses in the Sonomed business segment increased by $266,000, or 12.0%, to $2,485,000 as compared to the prior fiscal year. The increase is due primarily to the addition of a marketing consultant in the United States and the addition of a consultant in South-east Asia and increased travel and advertising related to marketing and trade show activity during the current year.
          Marketing, general and administrative expenses in the Vascular business segment decreased $118,000, or 7.5%, to $1,458,000 as compared to the same period last fiscal year. This decrease is related to a reduction in force at our Wisconsin facility and decreased participation in trade shows and advertising.
          Marketing, general and administrative expenses in the EMI business segment decreased $4,000 or         .7% to $601,000 as compared to last fiscal year.
          The Medical/Trek business unit’s marketing, general and administrative expenses decreased $1,492,000 or 31.7% to $3,213,000 as compared to the last fiscal year. The decrease was due primarily to a reduction in force, lower compensation expense for directors under SFAS No. 123(R) rules, decreased expenses for third party consultants in valuation services, information technology and accounting, and a reduction in legal fees.
          The following table presents consolidated research and development expenses by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change

Research and Development:

Drew	$1,800	$2,745	-34.4%
Sonomed	1,085	779	39.3%
Vascular	219	260	-15.8%
EMI	362	268	35.1%
Medical/Trek	9	6	50.0%

Total	$3,475	$4,058	-14.4%

          Consolidated research and development expenses decreased $583,000, or 14.4%, to $3,475,000 during the fiscal year ended June 30, 2009 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew, Sonomed, Vascular and EMI business units.
          Research and development expenses in the Drew business segment decreased $945,000, or 34.4%, to $1,800,000. The decrease is related to the decision made in June 2008 to drastically reduce Drew’s research and development department and move to an outsourced research and development model.
          Research and development expenses in the Sonomed business segment increased $306,000 or 39.3%, to $1,085,000 as compared to the last fiscal year. The increase is primarily due to consulting expenses incurred during the year related to the development two new products, the VuMax III, and the PacScan Plus. The PacScan Plus has been completed and received FDA approval in September 2009. Additional work on the VuMax III has been suspended.
          Research and development expenses in the Vascular business segment decreased $41,000 or 15.8%, to $219,000 as compared to the last fiscal year. The decrease was due to higher costs in the prior year related to the completion of the VascuViewTM, a new visual ultrasound device, which received FDA approval on January 20, 2008.
          Research and development in the EMI business segment increased $94,000 or 35.1%, to $362,000 as compared to the last fiscal year. The increase was primarily due to higher expenses in the current period related to the development of the new Access product.
          Research and development in the Medical/Trek business segment increased $3,000 to $9,000 as compared to the last fiscal year.
          Gain on sale of assets was approximately $92,000 and $0 during the fiscal years ended June 30, 2009 and 2008, respectively due to the sale of assets at Drew related to Drew’s decision to outsource future machine shop operations.
          The Company recognized a loss of approximately $65,000 and $88,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2009 and 2008, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 13 of the notes to consolidated financial statements.)
          Interest income was $19,000 and $300,000 for the fiscal years ended June 30, 2009 and 2008, respectively. The increase was due to higher cash balances and effective yields on investments.

          Interest expense was $216,000 and $12,000 for the fiscal years ended June 30, 2009 and 2008, respectively. The increase is related to increased debt related to the JAS and Biocode acquisitions.
Goodwill Impairment-Sonomed
          During the last six months of the fiscal year ended June 30, 2009 Sonomed experienced a significant decrease in demand for its product offering. The Company believes that this decrease in volume is related to the global economic downturn and the effect it has had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions have also lead to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition. These uncertainties in the market along with increased competition from existing competitors and emerging technologies have made it difficult for Sonomed to project future revenue and cash flow. The effect these conditions had on fiscal 2009’s actual performance as compared to budgeted performance was significant with actual profitability approximately 65% lower than anticipated. The Company believes that these negative sales and profitability trends will continue for the foreseeable future and thus will have a significant negative effect on Sonomed’s estimated future operating results and cash flow. Sonomed reduced its work force by 13% during the fourth quarter of the year ended June 30, 2009 in response to these uncertainties. Sonomed believes that these events negatively affected the evaluation of the future operating results and cash flows of Sonomed.
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
          The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Sonomed, a forecasted cash flow period of five years, long-term annual growth rates of 3% and a discount rate of 19%.
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Sonomed segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Sonomed in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,525,550 of the goodwill recorded at Sonomed was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,525,550 for the year ended June 30, 2009.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
Goodwill Impairment-Drew
          Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material effect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2008, and a contract dispute with Point Care Technologies (”PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 8 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).

          The development of Drew’s proposed new diabetes instrument, the DS-360, is indefinitely delayed because of difficulties related to the final phase of its development. The DS-360 is intended as Drew’s next generation diabetes instrument, which is a key line of business for Drew. The uncertainty of the DS-360’s completion combined with the continued aging of Drew’s existing diabetes instrument offerings has had a negative impact on Drew’s estimated future operating results and cash flow. Drew, in consultation with independent consultants, continues to evaluate the development status of the DS-360 project. Until the evaluation is completed, Drew cannot estimate the timing of the 510(k) application submission for the instrument to the FDA or whether the submission will be made.
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
Results of Operations
          Fiscal Years Ended June 30, 2008 and 2007
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change

Product Revenue:

Drew	$13,332	$11,627	14.7%
Sonomed	9,367	9,823	-4.6%
Vascular	4,119	3,467	18.8%
EMI	1,762	1,484	18.7%
Medical/Trek	1,410	1,492	-5.5%

Total	$29,990	$27,893	7.5%

          Consolidated product revenue increased approximately $2,097,000, or 7.5%, to $29,990,000 during the year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.
          In the Drew business unit, product revenue increased $1,705,000, or 14.7%, as compared to the fiscal year ended June 30, 2007. The increase is primarily due to the sales of Drew’s D3 instrument which received FDA approval on December 18, 2008, strong demand for the Primus instrument and continued growth of Drew’s reagent sales from its United Kingdom facility.
          Product revenue decreased $456,000, or 4.6%, to $9,367,000 in the Sonomed business segment as compared to the fiscal year ended June 30, 2007. The decrease in product revenue was caused by the continued migration of Sonomed’s revenue to International markets. The international market is served primarily by distributors who receive significant discounts as compared to traditional direct sales in the domestic market.
          Product revenue increased $652,000, or 18.8%, to $4,119,000, at the Vascular business segment during the year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The increase was primarily caused by the introduction of the new VascuView instrument which generated $550,000 in revenue during the year. Overall needle volume was lower during the year. A midyear price adjustment, however, resulted in higher needle revenue for the year.
          Product revenue increased $278,000, or 18.7%, in the EMI business segment when compared to the fiscal year ended June 30, 2007. This increase is attributable to the increase in sales of the digital imaging systems from the January 2006 MRP acquisition.
          In the Medical/Trek business unit, product revenue decreased $82,000, or 5.5%, to $1,410,000 during the year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.
          The following table presents consolidated other revenue by reportable business segment for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change

Other Revenue:

Drew	$222	$243	-8.6%
Sonomed	0	0	0.0%
Vascular	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	10,702	-100.0%

Total	$222	$10,945	-98.0%

          Consolidated other revenue decreased by approximately $10,723,000, or 98.0%, to $222,000 during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The decrease is primarily due to the $9,600,000 settlement reached with Intralase on February 27, 2007. Under the settlement agreement, Intralase made a lump sum payment to Escalon of $9,600,000 in exchange for which all pending litigation between the parties was dismissed, the parties exchanged general releases, the Company transferred to Intralase its ownership of patents and intellectual property formerly licensed to Intralase by the Company, and the License Agreement was terminated. In addition, the payment from Intralase satisfied all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	%	2007	%

Cost of Goods Sold:

Drew	$8,928	67.0%	$7,681	66.1%
Sonomed	5,029	53.7%	4,976	50.7%
Vascular	1,538	37.3%	1,393	40.2%
EMI	820	46.5%	711	47.9%
Medical/Trek	995	70.6%	1,011	67.8%

Total	$17,310	57.7%	$15,772	56.5%

          Consolidated cost of goods sold totaled approximately $17,310,000, or 57.7%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $15,772,000, or 56.5%, of product revenue, for the fiscal year ended June 30, 2007.
          Cost of goods sold in the Drew business segment totaled $8,928,000, or 67.0%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $7,681,000, or 66.1%, of product revenue, for the fiscal year ended June 30, 2007. The increase in the cost of goods sold as a percentage of revenue is due to the margin compression related to the continued strength of the Euro against the US Dollar which negatively affects the margins on Drew’s new D3 offering that is manufactured in France by an OEM partner. The decrease in instrument gross margins was partially offset by an increase in the sale of higher volume spare parts and continued sales of higher gross margin reagents.
          Cost of goods sold in the Sonomed business segment totaled $5,029,000, or 53.7%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $4,976,000, or 50.7%, of product revenue, for the fiscal year ended June 30, 2007. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of sales to the more price sensitive international market combined with a decrease in overall domestic sales of the Company’s Vumax II ultrasound systems.

          Cost of goods sold in the Vascular business segment totaled $1,538,000, or 37.3%, of product revenue, for fiscal year ended June 30, 2008 as compared to $1,393,000, or 40.2%, of product revenue, for the fiscal year ended June 30, 2007. The decrease as a percentage of product revenue was due to a price increase during the year on traditional needle business offset by the $585,000 of revenue during the year on Vascular’s new lower margin VascuView product.
          Cost of goods sold in the EMI business segment totaled $820,000, or 46.5%, of product revenue, for fiscal year ended June 30, 2008 as compared to $711,000, or 47.9%, of product revenue, for the fiscal year ended June 30, 2007. The decrease as a percentage of product revenue was due to continued production efficiencies and lower sales discounts in the second half of 2008.
          Cost of goods sold in the Medical/Trek business segment totaled $995,000, or 70.6%, of product revenue, for the fiscal year ended June 30, 2008 as compared to $1,011,000, or 67.8%, of product revenue, for the fiscal year ended June 30, 2007. The increase as a percentage of product revenue was due to increased material costs that Trek was unable to completely pass on to its customers.
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

          Consolidated marketing, general and administrative expenses increased $585,000, or 4.2%, to $14,392,000 during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.
          Marketing, general and administrative expenses in the Drew business segment decreased $188,000, or 3.4%, to $5,287,000 as compared to the fiscal year ended June 30, 2007. The decrease is primarily due to a reduction in headcount during the year offset by increased legal fees of approximately $250,000 related to breach of contract litigation between Drew and PointCare Technologies. During June 2008 Drew decided to outsource future research and development projects resulting in a reduction in force of 23 positions.
          Marketing, general and administrative expenses in the Sonomed business segment increased by $288,000, or 14.9%, to $2,219,000 as compared to the fiscal year ended June 30, 2007. The increase is due primarily to the increase in international marketing consulting in Europe and the addition of a consultant in South-east Asia, increased travel and advertising related to marketing and trade show activity during the current year.
          Marketing, general and administrative expenses in the Vascular business segment decreased $22,000, or 1.4%, to $1,576,000 as compared to the fiscal year ended June 30, 2007.

          Marketing, general and administrative expenses in the EMI business segment increased $125,000 or 26.0% to $605,000 as compared to the fiscal year ended June 30, 2007. The increase is primarily related to the addition of sales people during the year.
          The Medical/Trek business unit’s marketing, general and administrative expenses increased $382,000 or 8.8% to $4,705,000 as compared to the fiscal year ended June 30, 2007. The increase was due primarily to the addition of a chief operating officer and controller during the year, compensation expense for directors under SFAS No. 123(R) rules, and increased third party consultants in valuation services, information technology and the implementation of a new Company wide ERP system during the year.
          The following table presents consolidated research and development expenses by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2008 and 2007. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2008	2007	% Change

Research and Development:

Drew	$2,745	$2,355	16.6%
Sonomed	779	495	57.4%
Vascular	260	172	51.2%
EMI	268	350	-23.4%
Medical/Trek	6	89	-93.3%

Total	$4,058	$3,461	17.3%

          Consolidated research and development expenses increased $597,000, or 17.3%, to $4,058,000 during the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew, Sonomed, Vascular and EMI business units.
          Research and development expenses in the Drew business segment increased $390,000, or 16.6%, to $2,745,000. The increase was primarily related to additional salaries and benefits and consulting fees associated with the development of the DS-360, a diabetes instrument, the HT, a CD4 instrument and the development of additional chemical reagents for use on Drew’s Trilogy instrument.
          Research and development expenses in the Sonomed business segment increased $284,000 or 57.4%, to $779,000 as compared to the fiscal year ended June 30, 2007. The increase is primarily due to consulting expenses incurred during the fourth quarter of the fiscal year ended June 30, 2008 related to the development the VuMax III and continued improvements made to Sonomed’s existing product offering.
          Research and development expenses in the Vascular business segment increased $88,000 or 51.2%, to $260,000 as compared to the fiscal year ended June 30, 2007. The increase was primarily due to completing the development of the VascuViewTM, a new visual ultrasound device.
          Research and development in the EMI business segment decreased $82,000 or 23.4%, to $268,000 as compared to the fiscal year ended June 30, 2007. The decrease was primarily due to higher expenses in the prior period related to various enhancements to EMI’s digital systems.
          Research and development in the Medical/Trek business segment decreased $83,000 or 93.3% to $6,000 as compared to the fiscal year ended June 30, 2007. This decrease is due primarily to the elimination of the corporate research and development department in the first quarter of fiscal 2007 related to the Company’s previously announced cost reduction plan.

          Gain on sale of available for sale securities was approximately $0 and $75,000 during the fiscal years ended June 30, 2008 and 2007, respectively due to the sale of 3,000 shares of Intralase common stock during fiscal 2007. The Company has no remaining available for sale securities.
          The Company recognized a loss of approximately $88,000 and $88,000 related to its investment in OTM during the fiscal years ended June 30, 2008 and 2007, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to consolidated financial statements.)
          Interest income was $300,000 and $208,000 for the fiscal years ended June 30, 2008 and 2008, respectively. The increase was due to higher cash balances and effective yields on investments.
          Interest expense was $12,000 and $29,000 for the fiscal years ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
          The following table presents overall liquidity and capital resources from continuing operations during the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	June 30,
	2009	2008
Current Ratio:

Current assets	$17,561	$16,573
Less: Current liabilities	6,848	6,026

Working capital	$10,713	$10,547

Current ratio	2.6 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,375	$502
Long-term debt	4,741	251

Total debt	6,116	753

Total equity	12,439	24,532

Total capital	$18,555	$25,285

Total debt to total capital	33.0%	3.0%

          Working Capital Position
          Working capital increased $166,000 as of June 30, 2009 and the current ratio decreased to 2.6 to 1 from 2.8 to 1 when compared to June 30, 2008. The increase in working capital was caused primarily by a decrease in cash of $1,898,000 from $3,708,000 to $1,810,000 in 2008 and 2009, respectively. Accounts receivable increased $958,000 from $3,896,000 in 2008 to $4,854,000 in 2009. Overall total current assets increased $988,000 from $16,573,000 in 2008 to $17,561,000 in 2009. Total current liabilities which consist of current portion of long term debt, accounts payable and accrued expenses increased $822,000, from $6,026,000 in 2008 to $6,848,000 in 2009.

          Cash Used In or Provided By Operating Activities
          During fiscal 2009, the Company used approximately $1,688,000 of cash for operating activities as compared to using approximately $2,936,000 for operating activities during the year ended June 30, 2008.
          Loss from operations decreased approximately $2,095,000 in fiscal 2009 as compared to fiscal 2008, from $15,060,000 in 2008 to $12,965,000 in 2009. The net loss for 2009 and 2008 includes a non-cash goodwill impairment charge in the amount of $9,526,000 and $9,575,000, respectively.
          Cash Flows Used In Investing and Financing Activities
          Cash flows used in investing activities for 2009 were approximately $489,000. This amount is made up of purchases of fixed assets of $223,000, investment in OTM of $42,000, and the purchase of certain assets of Biocode Hycel in the amount of $324,000 and offset by the collection on a note receivable of $100,000.
          Cash flows used in investing activities for 2008 were approximately $2,007,000. This amount is made up of the purchase of fixed assets of $613,000, investment in OTM of $69,000 and the purchase of JAS for $1,325,000.
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
          Cash flows provided by in financing activities in the amount of $527,000 during 2009 relate to repayment of debt of $502,000, and offset by the proceeds of $1,029,000 from the issuance of common stock.
          Cash flows used in financing activities in the amount of $143,000 during 2008 relate to repayment of debt of $150,000, offset by the proceeds of $7,000 from the exercise of common stock options.
     We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2010, however, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.”
     If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
Debt History
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel for approximately $5,900,000 (4,200,000 euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $325,000 (approximately 231,000 euros) and $5,875,040 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode Hycel. Biocode Hycel assets are being vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS.

The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009 at an annual interest rate of 7%;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock and guaranteed by the Company. Principal is payable in six quarterly installments of $124,437 plus interest at the prime rate (3.5% on June 30, 2009) as published by the Bank of America.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2009 and 2008. The following table presents the Company’s contractual obligations as of June 30, 2009 (interest is not included in the table as it is not material):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$6,115,918	$1,374,711	$2,809,600	$1,931,607	$0
Operating lease agreements	4,916,069	946,602	1,945,993	1,524,773	498,701

Total	$11,031,987	$2,321,313	$4,755,593	$3,456,380	$498,701

     Forward-Looking Statement About Significant Items Likely To Impact Liquidity
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The 2009 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
     We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2010, however, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.”
     If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
          On July 23, 2004, the Company acquired approximately 67% of the outstanding ordinary shares of Drew, pursuant to the Company’s exchange offer for all of the outstanding ordinary shares of Drew and subsequently acquired the remaining shares during the fiscal year ended June 30, 2005. As of June 30, 2006, the Company has acquired all of the outstanding ordinary shares of Drew. Drew does not have a history of producing positive operating cash flows and, as a result, at the time of acquisition, was operating under financial constraints and was under-capitalized. As Drew is integrated into the Company, management continues to work to reverse the situation, while at the same time seeking to strengthen Drew’s market position. The Company has loaned approximately $29 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process as well as to pay off accounts payable and debt of Drew. The Company may need to provide further working capital for Drew.
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
          As of June 30, 2009, Escalon complied with these requirements.
          Critical Accounting Policies
          The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of Statement of Accounting Standards (“SFAS’) No. 142 “Goodwill and Other Intangible Assets,” discussed further in the notes to consolidated financial statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates warranty liabilities and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in this Form 10-K for details on a goodwill impairment charge related to the carrying amount of Sonomed and Drew’s goodwill. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.
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
          Through June 30, 2009, the Company has recorded a full valuation allowance against the Company’s net operating losses due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
          The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.
          Stock-Based Compensation
          Effective July 1, 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) “Share-Based Payments”. SFAS 123(R) is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25. The Company used the modified prospective transition method and therefore did not have to restate results for prior periods. Under this transition method, stock-based compensation expense for 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award.
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
          Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the financial statements on our consolidated financial statements. However, we do not expect the effect to be significant.
          In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on January 1, 2009. See Note 15 — Fair Value of Financial Instruments for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the statements.

          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FSP No. 141R, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2009. The impact of adopting FSP No. 142-3 is expected to be immaterial to the Company’s Consolidated Financial Statements.
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods after June 15, 2009. FSP FAS 157-4 does not require disclosures in earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material impact on the financial condition or results of operations of the Company.
          In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.
          In May 2009, the FASB issued FSP FAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the annual period ended on June 30, 2009. The adoption of SFAS No. 165 will not have an impact on the financial condition or results of operations of the Company.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the determination of when a variable interest entity (“VIE”) should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. This statement is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this pronouncement will not have a material impact on our Consolidated Financial Statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending September 30, 2009. The adoption of SFAS No. 168 will not impact the financial condition or results of operations of the Company.

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

	Interest
	Rate	2010	2011	2012	2013	Total

Notes Payable — Former JAS Shareholders	Prime	$250,871				$250,871

Notes Payable — Biocode Hycel	7%	$1,123,840	$1,404,800	$1,404,800	$1,931,607	$5,865,047
          Currency Fluctuations
          For the years ended June 30, 2009, 2008 and 2007, approximately 19.6%, 13.2% and 12.5%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro and the United Kingdom Pound Sterling resulted in increases of approximately $323,000, in net revenues in 2009 compared to 2008, $235,000 in net revenues in 2008 compared to 2007 and an increase of approximately $279,000 in net revenues in 2007 compared to 2006. During the three years ended June 30, 2009, no subsidiary was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net sales and revenues and on loss from continuing operations was not material.
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
          The following table presents foreign revenue as a percentage of total revenue:

	June 30,	June 30,
	2009	2008
Total Foreign Sales	$15,536,654	$12,661,554

Total Net Revenues	$34,467,930	$29,988,386

International Percentage	45.1%	42.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Escalon Medical Corp.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Escalon Medical Corporation
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the year ended June 30, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the commencement of debt payments on the debt related to the Brocode Hycel acquisition and continued losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
October 13, 2009

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,810,045	$3,708,456
Accounts receivable, net	4,853,856	3,896,297
Inventory, net	9,830,922	8,670,160
Other current assets	1,065,823	297,807

Total current assets	17,560,646	16,572,720

Furniture and equipment, net	892,966	1,078,839
Goodwill	2,065,236	11,590,786
Trademarks and trade names	694,006	694,006
Patents, net	1,824,172	157,883
Covenant not to compete and customer list, net	1,880,639	1,691,610
Other assets	137,737	110,176

Total assets	$25,055,402	$31,896,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,374,711	$501,752
Accounts payable	2,553,481	2,628,004
Accrued expenses	2,919,540	2,895,920

Total current liabilities	6,847,732	6,025,676

Long-term debt, net of current portion	4,741,207	250,871
Accrued post-retirement benefits	1,027,821	1,087,000

Total long-term liabilities	5,769,028	1,337,871

Total liabilities	12,616,760	7,363,547

Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,413,930 and 6,413,930 issued and outstanding at June 30, 2009 and June 30, 2008, respectively	7,526	6,526
Common stock warrants	1,733,460	1,601,346
Additional paid-in capital	67,458,745	66,299,130
Accumulated deficit	(56,232,503)	(43,267,466)
Accumulated other comprehensive (loss)	(528,586)	(107,063)

Total shareholders’ equity	12,438,642	24,532,473

Total liabilities and shareholders’ equity	$25,055,402	$31,896,020

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2009	2008	2007

Net revenues:
Product revenue	$34,467,930	$29,988,386	$27,892,738
Other revenue	132,807	222,075	10,945,042

Revenues, net	34,600,737	30,210,461	38,837,780

Costs and expenses:
Cost of goods sold	19,548,209	17,309,671	15,771,254
Marketing, general and administrative	14,846,502	14,392,004	13,806,399
Research and development	3,474,284	4,058,289	3,461,322
Goodwill impairment	9,525,550	9,574,655	0

Total costs and expenses	47,394,545	45,334,619	33,038,975

Income (loss) from operations	(12,793,808)	(15,124,158)	5,798,805

Other (expense) and income:
Gain on sale of assets	91,871	0	75,000
Equity in Ocular Telehealth Management, LLC	(65,387)	(88,206)	(87,852)
Interest income	18,562	299,538	208,457
Interest expense	(216,274)	(11,827)	(28,753)

Total other income	(171,228)	199,505	166,852

Net income (loss) before taxes	(12,965,036)	(14,924,653)	5,965,657

Provision for income taxes	0	134,990	51,054

Net income (loss)	$(12,965,036)	$(15,059,643)	$5,914,603

Basic net income (loss) per share	$(1.82)	$(2.36)	$0.93

Diluted net income (loss) per share	$(1.82)	$(2.36)	$0.92

Weighted average shares — basic	7,137,541	6,389,008	6,374,929

Weighted average shares — diluted	7,137,541	6,389,008	6,434,275

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2009, 2008 and 2007

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2006	6,457,157	$6,457	$1,601,346	$65,699,258	$(34,122,427)	$(84,527)	$33,100,107
Comprehensive Income (Loss):
Net income	—	—	—	—	5,914,603	—	5,914,603
Change in unrealized gains on available for sale securities	—	—	—	—	—	(50,220)	(50,220)
Foreign currency translation	—	—	—	—	—	95,394	95,394

Total comprehensive income	—	—	—	—	5,914,603	45,174	5,959,777
Exercise of stock options	42,200	42	—	84,692	—	—	84,734
Compensation expense	—	—	—	162,576	—	—	162,576
Income tax benefit from exercise of stock options	—	—	—	98,412	—	—	98,412

BALANCE AT JUNE 30, 2007	6,499,357	$6,499	$1,601,346	$66,044,938	$(28,207,824)	$(39,353)	$39,405,606
Comprehensive Income (Loss):
Net loss	—	—	—	—	(15,059,643)	—	(15,059,643)
Foreign currency translation	—	—	—	—	—	(67,710)	(67,710)

Total comprehensive loss	—	—	—	—	(15,059,643)	(67,710)	(15,127,353)
Exercise of stock options	27,073	27	—	7,435	—	—	7,462
Compensation expense	—	—	—	246,757	—	—	246,757

BALANCE AT JUNE 30, 2008	6,526,430	6,526	1,601,346	66,299,130	(43,267,466)	(107,063)	$24,532,472
Issuance of common stock	1,000,000	1,000	—	895,886	—	—	896,886
Issuance of warrants	—	—	132,114	—	—	—	132,114
Comprehensive Income (Loss):
Net loss	—	—	—	—	(12,965,036)	—	(12,965,036)
Foreign currency translation	—	—	—	—	—	(421,523)	(421,523)

Total comprehensive loss					(12,965,036)	(421,523)	(13,386,559)
Compensation expense	—	—	—	$263,729	—	—	263,729

BALANCE AT JUNE 30, 2009	7,526,430	$7,526	$1,733,460	$67,458,745	$(56,232,503)	$(528,586)	$12,438,642

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(12,965,036)	$(15,059,643)	$5,914,603
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	784,347	582,511	590,846
Goodwill Impairment	9,525,550	9,574,655	0
Compensation expense related to stock options	263,729	246,757	162,576
Gain on sale of available for sale securities	0	0	(75,000)
Change in accrued post-retirement benefits	(59,179)	0	0
(Gain)/Loss on sale of assets	(91,871)	28,421	0
Loss on Ocular Telehealth Management, LLC	65,387	88,206	87,852
Change in operating assets and liabilities:
Accounts receivable, net	142,620	939,655	(656,830)
Inventory, net	1,282,669	(694,250)	(638,454)
Other current and long-term assets	(727,306)	207,680	84,917
Accounts payable and accrued expenses	90,755	1,149,517	312,135

Net cash provided by (used in) operating activities	(1,688,335)	(2,936,491)	5,782,645

Cash Flows from Investing Activities:
Proceeds from the sale of available for sale securities	0	0	75,000
Collection on note receivable	100,000	0	0
Investment in Ocular Telehealth Management, LLC	(42,000)	(69,000)	(31,000)
Purchase of fixed assets	(223,186)	(613,158)	(259,705)
Purchase of certain assets of Biocode Hycel France, S.A.	(323,975)	0	0
Purchase of JAS Diagnostics, net of cash acquired	0	(1,324,706)	0

Net cash (used in) investing activities	(489,161)	(2,006,864)	(215,705)

Cash Flows from Financing Activities:
Principal payments on term loans	(501,745)	(150,200)	(245,188)
Issuance of common stock — private placement	1,029,000	0	0
Issuance of common stock — stock options	0	7,462	183,146

Net cash (used in) provided by financing activities	527,255	(142,738)	(62,042)
Effect of exchange rate changes on cash and cash equivalents	(248,170)	(84,913)	(5,146)

Net increase (decrease) in cash and cash equivalents	(1,898,411)	(5,171,006)	5,499,752
Cash and cash equivalents, beginning of period	3,708,456	8,879,462	3,379,710

Cash and cash equivalents, end of period	$1,810,045	$3,708,456	$8,879,462

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2009	2008	2007

Supplemental Schedule of Cash Flow Information:

Interest paid	$25,325	$11,827	$25,217
Income taxes refund (paid)	$0	$(114,174)	$98,412
Issuance of long-term debt for JAS acquisition	$0	$752,623	$0
(Decrease)/increase in unrealized appreciation on available for sale securities	$0	$0	$(50,220)

Sale of Equipment
Note receivable for equipment	$100,000
Net book value of equipment sold	(8,129)
Gain of sale of equipment	(91,871)

Cash received for equipment	$—

Acquistion of Biocode Hycel France, S.A.
Working capital other than cash	$3,944,102
Fixed assets	50,442
Intangibles and other assets	2,194,471
Long term debt	(5,865,040)

Cash paid to acquire certain assets Biocode Hycel France, S.A	$323,975

See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. Going Concern
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode Hycel acquisition will commence in the coming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The 2009 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
          We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2010. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.”
          If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
2. Organization and Description of Business and Business Conditions
     Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
          Fair Value of Financial Instruments
          The On July 1, 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company’s interest rates approximate current interest rates. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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
          Inventories
          Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

	June 30,
	2009	2008
Raw materials	$7,222,070	$6,024,784
Work in process	822,446	759,619
Finished goods	2,512,202	2,353,581

	10,556,718	9,137,984

Valuation allowance	(725,796)	(467,824)

Total inventory	$9,830,922	$8,670,160

          Valuation allowance activity for the years ended June 30, 2009 and 2008 was as follows:

	June 30,
	2009	2008
Balance, July 1	$467,824	$301,555
Provision for valuation allowance	267,832	172,670
Write-off’s	(9,860)	(6,401)

Balance, June 30	$725,796	$467,824

          Accounts Receivable
          Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Credit losses, when realized, have been within the range of management’s expectations. Allowance for doubtful accounts activity for the years ended June 30, 2009 and 2008 was as follows:

	June 30,
	2009	2008
Balance, July 1	$473,187	$566,878
Provision for bad debts	178,255	153,168
Write-off’s	(10,133)	(246,859)

Balance, June 30	$641,309	$473,187

          Property and Equipment
          Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 was $784,347, $582,511 and $590,846, respectively.
          Property and equipment consist of the following at:

	June 30,
	2009	2008
Equipment	$2,946,677	$2,751,972
Furniture and Fixtures	62,846	62,846
Leasehold Improvements	33,922	121,702

	3,043,445	2,936,520

Less: Accumulated depreciation and amortization	(2,150,479)	(1,857,681)

	$892,966	$1,078,839

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
          Intangible Assets
          The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with SFAS 142, these assets are tested for impairment on an annual basis. See footnote 4 for details on goodwill impairment charge related to Drew and Sonomed.
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
          Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). As of June 30, 2009, 2008 and 2007 there was $363,244, $266,348 and $127,052, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The cost is expected to be recognized over a weighted average period of four years.
          The Company has followed the guidelines of SFAS 123(r) to establish the valuation of its stock options. The fair value of these equity awards was estimated at the date of grant using these Black-Scholes option pricing method. The estimated fair value of the equity awards is amortized to compensation expense over the options’ vesting period. For the purposes of applying SFAS 123(r), the estimated per share value of the options granted during the fiscal years ended June 30, 2009, 2008 and 2007 was $2.21, $3.05 and $2.65, respectively. The fair value was estimated using the following assumptions: dividend yield of 0.0%; volatility ranging between 0.60 and 2.51; risk free interest ranging between 3.30% and 4.5%; and expected life of 10 years. The volatility assumption is based on volatility seen in the Company’s stock over the last five years. This assumption was made according to the guidance of SFAS 123. There is no reason to believe that future volatility will compare to historic volatility.
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

          Advertising Costs
          Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2009, 2008 and 2007 was $121,087, $173,054, and $134,811, respectively.
          Net Income (loss) Per Share
          Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
          A reconciliation of the denominator of the basic and diluted earnings per share for the three years ended June 30, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Basic weighted average shares outstanding	7,137,541	6,389,008	6,374,929

Effect of dilutive securities — Stock options and warrants	0	0	59,346

Diluted weighted average shares outstanding	7,137,541	6,389,008	6,434,275

          For the years ended June 30, 2009 and 2008 the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). As of June 30, 2009 and 2008 there were 270,000 and 120,000 warrants issued to purchase shares of Escalon common stock were outstanding, respectively (see note 7). These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company’s common stock making the warrants anti-dilutive.
          Income Taxes
          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
          The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.

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
          Subsequent Events
          The Company has evaluated subsequent events through October 13, 2009, which is the date the financial statements were available to be issued.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on July 1, 2008. We are currently evaluating the impact of The adoption of SFAS No. 159 did not have a material impact on the financial statements on our consolidated financial statements. However, we do not expect the effect to be significant.

          In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted FSP FAS No. 157-2 on January 1, 2009. See Note 15– Fair Value Measurements for additional disclosures required under FSP FAS No. 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the statements.
          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 will improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FSP No. 141R, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2009. The impact of adopting FSP No. 142-3 is expected to be immaterial to the Company’s Consolidated Financial Statements.
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be effective for interim reporting periods after June 15, 2009. FSP FAS 157-4 does not require disclosures in earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material impact on the financial condition or results of operations of the Company.
          In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publically traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.
          In May 2009, the FASB issued FSP FAS No. 165, “Subsequent Events,” which formalizes the recognition and non-recognition of subsequent events and the disclosure requirements not addressed in other generally accepted accounting guidance. This statement is effective for the Company’s financial statements beginning with the annual period ended on June 30, 2009. The adoption of SFAS No. 165 will not have an impact on the financial condition or results of operations of the Company.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the determination of when a variable interest entity (“VIE”) should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. This statement is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this pronouncement will not have a material impact on our Consolidated Financial Statements.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 states that the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Once effective, the Codification’s content will carry the same level of authority, effectively superseding SFAS No. 162. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This statement will be effective for the Company’s financial statements beginning with the interim period ending September 30, 2009. The adoption of SFAS No. 168 will not impact the financial condition or results of operations of the Company.
4. Intangible Assets
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
          In accordance with SFAS 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets at Sonomed and Drew exceeded their fair values at June 30, 2009 and 2008, respectively, and therefore were impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations.
          SFAS No. 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting segment or unit. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”).
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
Goodwill Impairment-Sonomed
          During the last six months of the fiscal year ended June 30, 2009 Sonomed experienced a significant decrease in demand for its product offering. The Company believes that this decrease in volume is related to the global economic downturn and the effect it has had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions have also lead to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition.. These uncertainties in the market along with increased competition from existing competitors and emerging technologies have made it difficult for Sonomed to project future revenue and cash flow. The effect these conditions had on fiscal 2009’s actual performance as compared to budgeted performance was significant with actual profitability approximately 65% lower than anticipated. The Company believes that these negative sales and profitability trends will continue for the foreseeable future and thus will have a significant negative effect on Sonomed’s estimated future operating results and cash flow. Sonomed reduced its work force by 13% during the fourth quarter of the year ended June 30, 2009 in response to these uncertainties. Sonomed projected that these events will negatively affect the evaluation of the future operating results and cash flows of Sonomed.

          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired.
          The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Sonomed, a forecasted cash flow period of five years, long-term annual growth rates of 3% and a discount rate of 19%.
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Sonomed segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Sonomed in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,525,550 of the goodwill recorded at Sonomed was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,525,550 for the year ended June 30, 2009.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
Goodwill Impairment-Drew
          Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material effect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2008, and a contract dispute with Point Care Technologies (”PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 8 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).
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
          The following table presents unamortized intangible assets by business segment as of June 30, 2009 and 2008:

	2009	2008
	Net	Net
	Carrying	Carrying
	Amount	Amount
Goodwill

Sonomed	$0	$9,525,550
JAS	93,181	93,181
Vascular	941,218	941,218
Medical/Trek/EMI	1,030,837	1,030,837

Total	$2,065,236	$11,590,786

	2009	2008
	Net	Net
	Carrying	Carrying
	Amount	Amount
Trademarks and tradenames

Sonomed	$601,806	$601,806
JAS	$89,000	$89,000
Medical/Trek/EMI	3,200	3,200

Total	$694,006	$694,006

          Patents
          It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $203,607 and $57,167 at June 30, 2009 and 2008, respectively. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $149,205, $89,123 and $98,404, respectively.
          Amortization expense, relating entirely to patents, is estimated to be approximately $282,000 for 2010 thru 2013 and $233,000 for 2014.
          Covenant Not to Compete and Customer List
          The Company recorded the value of a covenant not to compete and a customer lists as intangible assets as part of the acquisitions of MRP, JAS and Biocode Hycel (see note 11). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimate useful lives, between 5 and 15 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $449,395 and $212,756 at June 30, 2009 and 2008, respectively. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $190,073, $96,647 and $93,213, respectively.
          Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $190,000 each for the years 2010 thru 2011 and $144,000 for the years 2012-2014.
          The following table presents amortized intangible assets by business segment as of June 30, 2009:

	Gross		Adjusted Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Medical/Trek/EMI	$254,851	$—	$254,851	$(133,333)	$121,518
Biocode	$1,772,928		$1,772,928	$(70,274)	$1,702,654

Total	$2,027,779	$0	$2,027,779	$(203,607)	$1,824,172

Covenant Not To Compete/ Customer List

JAS	$1,461,397	$—	$1,461,397	$(97,426)	$1,363,971
Biocode	425,668	—	425,668	(42,566)	383,102
EMI	442,969	—	442,969	(309,403)	133,566

Total	$2,330,034	$0	$2,330,034	$(449,395)	$1,880,639

          The following table presents amortized intangible assets by business segment as of June 30, 2008:

			Adjusted
	Gross		Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Medical/Trek/EMI	$215,050	$—	$215,050	$(57,167)	$157,883

Total	$215,050	$—	$215,050	$(57,167)	$157,883

Covenant Not To Compete/ Customer List

JAS	$1,461,397	$—	$1,461,397	$0	$1,461,397
EMI	$442,969	$—	$442,969	$(212,756)	$230,213

Total	$1,904,366	$—	$1,904,366	$(212,756)	$1,691,610

5. Accrued Expenses
          The following table presents accrued expenses:

	June 30, 2009	June 30, 2008
Accrued compensation	$953,390	$1,531,886
Warranty accruals	164,820	255,740
Legal accruals	0	464,338
Other accruals, principally inventory purchases	1,801,330	643,956

Total accrued expenses	$2,919,540	$2,895,920

          Accrued compensation as of June 30, 2009 and 2008 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.
6. Long-Term Debt
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel for $5,922,000 (4,200,000) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 euros) and $5,865,040 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode Hycel Certain assets of Biocode Hycel are being vertically integrated into the Company’s clinical diagnostics business that includes Drew Scientific and JAS Diagnostics. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009 at an annual interest rate of 7%;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.

          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collatorialized by JAS’ common stock and guaranteed by the Company. Principal is payable in six quarterly installments of $124,437 plus interest at the prime rate (3.5% on June 30, 2009) as published by the Bank of America.
          The schedule below presents principal amortization for the next two years under each of the Company’s loan agreements as of June 30, 2009:

Year Ending
June 30,	Total
2010	$1,374,711
2011	1,404,800
2012	1,404,800
2013	1,931,600

Total	6,115,911

Current portion of long-term debt	1,374,711

Long-term portion	$4,741,200

7. Capital Stock Transactions
          Stock Option Plans
          As of June 30, 2009, Escalon had in effect five employee stock option plans which provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,152 shares of the Company’s common stock remain available for issuance as of June 30, 2009. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2009, options to purchase 1,039,077 shares of the Company’s common stock were outstanding of which 886,944 where exercisable and 129,575 shares were reserved for future grants.

          The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2009, 2008 and 2007:

	2009		2008		2007
	Common	Weighted	Common	Weighted	Common	Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	884,577	$5.13	752,535	$5.53	808,185	$5.73

Granted	154,500	$2.21	135,500	$3.05	117,000	$2.65

Exercised	—	$—	(2,458)	$3.02	(42,000)	$2.00

Forfeited	—	$—	(1,000)	$3.05	(130,650)	$5.52

Outstanding at the end of the year	1,039,077	$4.70	884,577	$5.27	752,535	$5.53

Exercisable at the end of the year	886,944		779,519		697,727

Weighted average fair value of options granted during the year		$2.21		$3.05		$2.65
          The following table summarizes information about stock options outstanding as of June 30, 2009:

		Weighted
	Number	Average
	Outstanding	Remaining	Weighted	Number	Weighted
	at	Contractual	Average	Exercisable	Average
	June, 30	Life	Exercise	at June 30,	Exercise
	2009	(Years)	Price	2009	Price
Range of Exercise Prices

$1.45 to $2.12	119,756	1.25	$1.88	119,756	$1.88

$2.37 to $2.77	419,942	8.27	$2.62	267,809	$2.65

$4.97 to $5.59	73,000	6.28	$5.05	73,000	$5.05

$6.19 to $6.19	168,250	5.08	$6.19	168,250	$6.19

$6.94 to $8.06	258,129	5.47	$7.41	258,129	$7.41

Total	1,039,077			886,944

          Compensation expense related to stock options for the years ended June 30, 2009, 2008 and 2007 was $263,729, $246,757 and $162,576, respectively.

     Sale of Common Stock and Warrants
               On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, which expire in 5 years. The warrants have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses, were $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,413,930 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants.
          The shares were offered in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”). The shares may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
          On March 17, 2004, the Company completed a $10,400,000 private placement of common stock and common stock purchase warrants to accredited and institutional investors. The Company sold 800,000 shares of its common stock at $13.00 per share. The investors also received warrants to purchase an additional 120,000 shares of common stock at an exercise price of $15.60 per share. The warrants expired on September 13, 2009. The securities were sold pursuant to the exemptions from registration of Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933. The Company has subsequently filed a registration statement with the Securities and Exchange Commission, declared effective on April 20, 2004, to register for resale by the holders all of the common stock issued in conjunction with this private placement and common stock purchasable upon exercise of the warrants.
          The net proceeds to the Company from the offering, after costs associated with the offering, of $9,787,918, have been allocated among common stock and warrants based on their relative fair values. The Company used the Black-Sholes pricing model to determine the fair value of the warrants to be $1,601,346.
8. Income Taxes
          The provision for income taxes for the years ended June 30, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current income tax provision

Federal	$—	$—	$—

State	—	$134,990	51,054

	—	134,990	51,054

Deferred income tax provision

Federal	(2,328,919)	130,565	1,704,463

State	(546,290)	30,626	399,812

Change in valuation allowance	2,875,209	(161,191)	(2,104,275)

	—	—	—

Income tax expense	$—	$134,990	$51,054

          Income taxes as a percentage of income for the years ended June 30, 2009, 2008 and 2007 differ from statutory federal income tax rate due to the following:

	2009	2008	2007

Statutory federal income tax rate	-34.0%	34.0%	-34.0%
Change in valuation allowance	34.0%	-34.0%	34.0%

State income taxes, net of federal tax impact	—	—	—

Other	—	—	—

Effective income tax rate	0.0%	0.0%	0.0%

          As of June 30, 2009, the Company had deferred income tax assets of $13,321,549. The deferred income tax assets have been reduced by a full valuation allowance. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

          The components of the net deferred tax income tax assets and liabilities as of June 30, 2009 and 2008 are as follows:

	2008	2008

Deferred income tax assets:

Net operating loss carryforward	$10,872,291	$10,964,351
Accrued bonus	—	188,411
Executive post retirement costs	349,459	369,580
General business credit	450,199	450,199
Allowance for doubtful accounts	218,045	160,884
Accrued vacation	167,154	174,003
Inventory reserve	236,219	159,060
Accelerated depreciation	808	3,782
Warranty reserve	56,039	26,432
Accelerated amortization on goodwill and other intangible assets	971,335	—

Total deferred income tax assets	13,321,549	12,496,702
Valuation allowance	(13,321,549)	(10,446,340)

	—	2,050,362
Deferred income tax liabilities:
Accelerated amortization on goodwill and other intangible assets	—	(2,050,362)

Total deferred income tax liabilities	—	(2,050,362)

	$—	$—

          As of June 30, 2009, the Company has a valuation allowance of $13,321,549, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $31,114,000 and $3,059,000, respectively, of which $11,232,000 and $2,082,000, respectively, will expire over the next ten years, and $19,882,000 and $977,000, respectively, will expire in years eleven through twenty. Approximately $7,586,000 of federal net operating losses expired June 30, 2009. Not included in the $31,121,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2009 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.
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
          Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2009, the Company did not have any significant unrecognized tax benefits.
          The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.
9. Commitments and Contingencies
          Commitments
          The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future amounts to be paid under these arrangements as of June 30, 2009 are as follows:

Lease
Year Ending June 30,	Obligations
2010	$946,602
2011	967,814
2012	978,179
2013	989,522
2014	535,251
Thereafter	498,701

Total	$4,916,069

          Rent expense charged to operations during the years ended June 30, 2009, 2008 and 2007 was approximately $855,000, $782,000 and $866,000, respectively.
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
10. Retirement and Post-Retirement Plans
          The Company adopted a 401(k) retirement plan effective January 1, 1994. The Company’s employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary, and no Company contributions have been made since the plan’s inception.
          On January 14, 2000, Escalon acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. The Company’s contribution for the fiscal years ended June 30, 2009, 2008 and 2007 was $35,788, $36,699, and $36,702, respectively.
          On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew’s United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew’s United Kingdom Employees. Drew contributions for the fiscal years ended June 30, 2009, 2008 and 2007 was $28,766, $31,242 and $29,794, respectively.
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

$1,028,000 and $1,087,000 was accrued at June 30, 2009 and 2008, respectively, which represents the present value of the supplemental retirement benefits awarded.
11.	Other Revenue Bio-Rad Laboratories, Inc. Royalty
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
          As part of the settlement agreement, on February 27, 2007 the Company transferred to Intralase its ownership of all patents and intellectual property formerly licensed to Intralase by the Company, and the license agreement was terminated. In addition, the settlement payment from Intralase satisfies all outstanding past, current and future royalties owed or alleged to be owed by Intralase to the Company.
          The following table presents other revenue received by the Company for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007

Royalty Income:

Bio-Rad royalty	$132,807	$222,075	$242,826
IntraLase royalty	0	0	1,102,216
Intralase settlement royalty	0	0	9,600,000

Total	$132,807	$222,075	$10,945,042

12.	Acquisition of Biocode Hycel and JAS Diagnostics, Inc. Biocode Hycel Acquisition
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel for approximately $5,900,000 (4,200,000 euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $325,000 (approximately 231,000 euros) and $5,875,000 in debt from Drew. Certain assets of Biocode Hycel are being vertically integrated into the Company’s clinical diagnostics business that includes Drew Scientific and JAS Diagnostics. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment is due in December of 2009 at an annual interest rate of 7%;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          After evaluating the Biocode Hycel transaction, the Company concluded that the assets purchased lacked certain key components necessary to categorize the transaction as a purchase of a business as defined by EITF 98-3 These key missing components included:
          Employees essential to continue to conduct normal operations were not transferred to Biocode Hycel. Key employees remained with the Seller to continue to operate the remaining components of their company. These key missing skills include chemists with hematology background, quality control personnel, senior management and administrative personnel.
          Access to customers that would buy the outputs of the transferred set is limited. Since the Company only purchased certain assets of the Seller , both the Company and the Seller will attempt to sell outputs to the same customers. The customers of the Seller bought both hematology products (now the out put of Biocode Hycel) and biochemistry products still produced by the Seller. It will take time for the customers to adjust to this new arrangement.
          Business processes essential to conducting normal operations were not fully transferred. The manufacturing, accounting and administrative processes of the Seller commingled all of the various out puts that the seller produced. Because of this limited transfer no discrete processes were in place to manage and account for the activities of the transferred set. These accounting and administrative functions need to be implemented from scratch. This process includes the Seller and Biocode working closely to bifurcate the transferred set from the elements retained by the Seller . Other critical senior management, accounting and administrative functions not included in the transferred set are currently being performed outside of the transferred set by employees of Biocode’s parent until these functions can be put in place.
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

Current Assets	$3,961,564
Fixed Assets	50,619
Patents and other intangible assets	2,198,596

Total	$6,210,779

          JAS Diagnostics, Inc. Acquisition
          On May 29, 2008 Drew acquired the stock of JAS Diagnostics, Inc. (“JAS) for $2,100,000 less assumed liabilities of $127,975. The sales price was payable 33% in cash and 67% (see footnote 5) in debt from Drew to three of the JAS shareholders and 100% cash for the remaining two JAS shareholders. JAS provides design, development, validation and manufacturing services for vitro diagnostic chemistry reagents to there customers. The operating results of JAS are included as part of the Drew business segment as of May 30, 2008.
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

Current assets	$420,981
Furniture and equipment	35,441
Trade Name	89,000
Customer list	1,461,397
Goodwill	93,181

Total assets acquired	2,100,000

Current liabilities	127,975

Net assets acquired	$1,972,025

13.	Segment Reporting
     The Company’s operations are classified into five principal reporting segments for 2009, 2008 and 2007.
     Table amounts in thousands:
Segment Statements of Operations (in thousands) - Twelve months ended June 30,

		Drew			Sonomed			Vascular
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Revenues, net:
Product revenue	$18,085	$13,332	$11,627	$9,175	$9,367	$9,823	$3,868	$4,119	$3,467
Other revenue	133	222	243	$0	—	—	—	—	—

Total revenue, net	18,218	13,554	11,870	9,175	9,367	9,823	3,868	4,119	3,467

Costs and expenses:
Cost of goods sold	11,207	8,928	7,681	$4,974	5,029	4,976	1,450	1,538	1,393
Goodwill Impairment	—	9,575	—	$9,526	—	—	—	—	—
Operating expenses	8,890	$8,032	7,830	4,332	4,603	3,779	1,998	2,237	2,108

Total costs and expenses	20,097	26,535	15,511	18,831	9,632	8,755	3,448	3,775	3,501

(Loss) income from operations	(1,879)	(12,981)	(3,641)	(9,656)	(265)	1,068	420	344	(34)

Other (expense) and income:

Gain on sale of assets	92	—	—	—	—	—	—	—	—
Equity in OTM	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	—	—	—	—	—	—
Interest expense	(216)	(12)	(28)	—	—	—	—	—	—

Total other (expense) and income	(124)	(12)	(28)	0	0	0	0	0	0

(Loss) income before taxes	(2,003)	(12,993)	(3,669)	(9,656)	(265)	1,068	420	344	(34)

Income taxes	—	0	0	0	26	37	0	0	1

Net (loss) income	$(2,003)	$(12,993)	$(3,669)	$(9,656)	$(291)	$1,031	$420	$344	$(35)

Segment Statements of Operations (in thousands) - Twelve months ended June 30,

		EMI			Medical/Trek			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Revenues, net:
Product revenue	$2,078	$1,762	$1,484	$1,262	$1,410	$1,492	$34,468	$29,990	$27,893
Other revenue	—	—	—	$0	0	10,702	133	222	10,945

Total revenue, net	2,078	1,762	1,484	1,262	1,410	12,194	34,601	30,212	38,838

Costs and expenses:
Cost of goods sold	1,069	820	711	848	995	1,011	19,548	17,310	15,772
Goodwill Impairment	—	—	—	—	—	—	9,526	9,575	—
Operating expenses	1,136	873	830	1,966	2,705	2,722	18,321	18,450	17,269

Total costs and expenses	2,205	1,693	1,541	2,814	3,700	3,733	47,395	45,335	33,041

(Loss) income from operations	(127)	69	(57)	(1,552)	(2,290)	8,461	(12,794)	(15,123)	5,797

Other (expense) and income:
Gain on sale of assets	—	—	—	—	0	75	92	—	75
Equity in OTM	—	—	—	(65)	(88)	(88)	(65)	(88)	(88)
Interest income	—	—	—	19	299	208	19	299	208
Interest expense	—	—	—	—	—	—	(216)	(12)	(28)

Total other (expense) and income	0	0	0	(46)	211	195	(170)	199	167

(Loss) and income before taxes	(127)	69	(57)	(1,598)	(2,079)	8,656	(12,964)	(14,924)	5,964

Income taxes	—	—	—	—	109	14	—	135	52

Net (loss) income	$(127)	$69	$(57)	$(1,598)	$(2,188)	$8,642	$(12,964)	$(15,059)	$5,912

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
     During the fiscal year ended June 30, 2009, Drew derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Vascular derived its revenue from the sale of PD Access™ and SmartNeedle™ monitors, needles and catheter products. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN™ gas products and various disposable ophthalmic surgical products. EMI derived its revenue CFA digital imaging systems and related products.
     No customer represented more than 10% of consolidated revenue during the years ended June 30, 2009, 2008 and 2007. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

	2009	2008	2007
Drew	$9,417,050	$6,587,050	$5,177,708
Sonomed	5,931,351	5,858,763	5,901,532
Vascular	121,999	130,177	126,854
EMI	42,300	53,700	8,900
Medical/Trek	23,954	31,864	40,400

	$15,536,654	$12,661,554	$11,255,394

14. Related-Party Transactions
          Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2009, Escalon had invested $399,000 in OTM and owned 45% of OTM. The Company will provide administrative support functions to OTM. For the years ended 2009, 2008 and 2007 the Company recorded losses of $65,387, $88,206, and $87,852, respectively.
15. Fair Value Measurements
          On July 1, 2008, the Company adopted Financial Accounting Standards No. 157 Fair Value Measurement (“SFAS 157”) for financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. SFAS 157 defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets
Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data.
          Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities.
          The Company determined that the fair value of the outstanding debt approximates their outstanding balances based on the remaining short term maturity of the note for JAS and the Biocode Hycel debt acquired in December 2008 and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the debt to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.
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
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2009 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Requirements of Section 404
          Under the rules and regulations of the SEC, the Company is currently not required to comply fully with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for the Company’s fiscal year ending June 30, 2010, as long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, the Company’s management is required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting, which assessment is deemed furnished to rather than filed with the SEC. In the Company’s Annual Report on Form 10-K for the year ending June 30, 2010 and for each fiscal year thereafter, the Company’s management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and the Company’s independent registered public accounting firm will be required to provide an attestation as to the Company’s management’s assessment, which assessment and attestation will be filed with the SEC. The assessment and attestation processes required by Section 404 are relatively new to the Company. Accordingly, the Company may encounter problems or delays and additional expense in completing the Company’s obligations and receiving an unqualified report on the Company’s internal control over financial reporting by the Company’s independent registered public accounting firm.
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
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

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

3.1	(a)	Restated Articles of Incorporation of Registrant. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.1	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Registrant and American Stock Transfer Corporation. (3)

10.1		Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998. (6)**

10.2		Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (9)

10.4		Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.7	Registrant’s amended and restated 1999 Equity Incentive Plan. (13) **

10.8	Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.9	Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.10	Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.11	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.12	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.13	Settlement Agreement with Intralase Corp, dated February 27, 2008.

21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith.

**	Management contract of compensatory plan.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.

(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.

(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.

(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-8 dated February 25, 2000 (Registration No. 333-31138).

(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp. (Registrant)
By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Dated: October 13, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano Richard J. DePiano	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 13, 2009

By:	/s/ Robert M. O’Connor Robert M. O’Connor	Chief Financial Officer (Principal Financial Officer)	October 13, 2009

By:	/s/ Anthony Coppola Anthony Coppola	Director	October 13, 2009

By:	/s/ Jay L. Federman Jay L. Federman	Director	October 13, 2009

By:	/s/ William L.G. Kwan William L.G. Kwan	Director	October 13, 2009

By:	/s/ Lisa Napolitano Lisa Napolitano	Director	October 13, 2009

By:	/s/ Fred Choate Fred Choate	Director	October 13, 2009