Form 10-Q
period 2009-09-30
ESCALON MEDICAL CORP
filed 2009-11-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
N/A
Former name, former address and former fiscal year, if changed since last report
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 13, 2009.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,830,869	$1,810,045
Accounts receivable, net	4,670,691	4,853,856
Inventory, net	9,218,105	9,830,922
Other current assets	1,360,057	1,065,823

Total current assets	17,079,722	17,560,646

Furniture and equipment, net	834,103	892,966
Goodwill	2,065,236	2,065,236
Trademarks and trade names	694,006	694,006
Patents, net	1,774,914	1,824,172
Covenant not to compete and customer list, net	1,846,110	1,880,639
Other assets	55,528	137,737

Total assets	$24,349,619	$25,055,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,367,120	$1,374,711
Accounts payable	3,257,092	2,553,481
Accrued expenses	2,187,986	2,919,540

Total current liabilities	6,812,198	6,847,732

Long-term debt, net of current portion	4,924,800	4,741,207
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	5,952,621	5,769,028

Total liabilities	12,764,819	12,616,760

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued, Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at September 30, 2009 and June 30, 2009	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,498,718	67,458,745
Accumulated deficit	(56,890,002)	(56,232,503)
Accumulated other comprehensive loss	(764,902)	(528,586)

Total shareholders’ equity	11,584,800	12,438,642

Total liabilities and shareholders’ equity	$24,349,619	$25,055,402

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Net revenues:
Product revenue	$8,434,952	$8,669,165
Other revenue	19,298	28,278

Revenues, net	8,454,250	8,697,443

Costs and expenses:
Cost of goods sold	4,589,902	4,844,140
Marketing, general and administrative	3,796,704	3,305,118
Research and development	605,409	1,046,165

Total costs and expenses	8,992,015	9,195,423

Loss from operations	(537,763)	(497,980)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(16,000)	(21,000)
Interest income	154	47,526
Interest expense	(103,890)	(9,408)

Total other income (expense)	(119,736)	17,118

Net loss before taxes	(657,499)	(480,862)

Provision for income taxes	0	0

Net loss	$(657,499)	$(480,862)

Basic net loss per share	$(0.09)	$(0.07)

Diluted net loss per share	$(0.09)	$(0.07)

Weighted average shares — basic	7,526,430	6,413,930

Weighted average shares — diluted	7,526,430	6,413,930

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(657,499)	$(480,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249,092	167,098
Compensation expense related to stock options	39,973	148,868
Loss on Ocular Telehealth Management, LLC	16,000	21,000
Change in operating assets and liabilities:
Accounts receivable, net	196,987	(631,255)
Inventory, net	671,781	213,434
Other current and long-term assets	(188,602)	(60,587)
Accounts payable, accrued and other liabilities	(37,745)	(458,376)

Net cash provided by (used in) operating activities	289,987	(1,080,681)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(12,000)	(9,000)
Purchase of fixed assets	(37,581)	(9,090)

Net cash used in investing activities	(49,581)	(18,090)

Cash Flows from Financing Activities:
Principal payments on term loans	(51,117)	(125,437)

Net cash used in financing activities	(51,117)	(125,437)

Effect of exchange rate changes on cash and cash equivalents	(168,464)	(173,712)

Net increase/(decrease) in cash and cash equivalents	20,824	(1,397,920)

Cash and cash equivalents, beginning of period	1,810,045	3,708,456

Cash and cash equivalents, end of period	$1,830,869	$2,310,536

Supplemental Schedule of Cash Flow Information:

Interest paid	$1,765	$9,408

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2009	7,526,430	$7,526	$1,733,460	$67,458,745	$(56,232,503)	$(528,586)	$12,438,642
Comprehensive loss
Net loss	0	0	0	0	(657,499)	0	(657,499)
Foreign currency translation	0	0	0	0	0	(236,316)	(236,316)

Total comprehensive loss					(657,499)	(236,316)	(893,815)
Compensation expense	0	0	0	39,973	0	0	39,973

BALANCE AT SEPTEMBER 30, 2009	7,526,430	$7,526	$1,733,460	$67,498,718	$(56,890,002)	$(764,902)	$11,584,800

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net loss	$(657,499)	$(480,862)
Foreign currency translation	(236,316)	(303,696)

Comprehensive loss	$(893,815)	$(784,558)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
               Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All inter Company accounts and transactions have been eliminated.
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
2. Stock-Based Compensation
          Valuations are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
          The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a four year period or immediately, and, primarily for non-employee directors, immediately.
          As of September 30, 2009 and 2008 total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2004 Equity Incentive Plan was $323,271 and $452,599, respectively. The cost is expected to be recognized over a weighted average period of four years. For the three-month periods ended September 30, 2009 and 2008, $39,973 and $45,180 was recorded as compensation expense, respectively.
          Cash received from share option exercises under stock-based payment plans for the three months ended September 30, 2009 and 2008 was $0 and $0, respectively. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for non-employee stock-based compensation The fair value of the options issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month periods ended September 30, 2009 and 2008, $0 and $103,688, was recorded as compensation expense, respectively.
3. (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted loss per share:
Escalon Medical Corp. and Subsidiaries
Earnings Per Share

	Three Months Ended September 30,
	2009	2008
Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(657,499)	$(480,862)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	6,413,930
Effect of dilutive securities:
Stock options and warrants	0	0
Shares reserved for future exchange	0

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	6,413,930

Basic loss per share	$(0.09)	$(0.07)

Diluted loss per share	$(0.09)	$(0.07)

          The impact of dilutive securities was omitted from the loss per share calculation in 2009 and 2008 as they would reduce the loss per share (and thus were anti-dilutive).
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

5. Segmental Information
          During the three-month periods ended September 30, 2009 and 2008, the Company’s operations were classified into five principal reportable business units that provide different products or services.
          Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) - Three months ended September 30,
	Drew		Sonomed		Vascular		EMI		Medical/Trek		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenues, net:
Product revenue	$4,633	$4,250	$2,037	$2,572	$931	$998	$514	$526	$320	$323	$8,435	$8,669
Other revenue	$19	28	$0	—	$0	—	$0	—	$0	0	19	28

Total revenue, net	4,652	4,278	2,037	2,572	931	998	514	526	320	323	8,454	8,697

Costs and expenses:
Cost of goods sold	$2,755	2,679	$1,126	1,409	$340	347	$163	217	$206	192	4,590	4,844
Research & Development	$223	540	205	340	114	70	64	96	0	0	606	1,046
Marketing, General & Admin	$2,186	1,304	653	837	398	408	142	152	418	604	3,797	3,305
Operating expenses	2,409	1,844	667	1,367	438	552	163	291	726	297	4,403	4,351

Total costs and expenses	5,164	$4,523	1,793	2,776	778	899	326	508	932	489	8,992	9,195

(Loss) income from operations	(512)	(245)	244	(204)	153	99	188	18	(613)	(166)	(538)	(498)

Other (expense) and income:

Equity in OTM	$0	—	—	—	—	—	—	—	(16)	(21)	(16)	(21)
Interest income	—	—	—	—	—	—	—	—	0	47	—	47
Interest expense	$(104)	(9)	—	—	—	—	—	—	0	—	(104)	(9)

Total other (expense) and income	(104)	(9)	—	—	—	—	0	0	(16)	26	(120)	17

(Loss) and income before taxes	(616)	(254)	244	(204)	153	99	188	18	(629)	(140)	(657)	(481)

Income taxes	$0	0	0	0	0	0	—	—	$0	0	—	—

Net (loss) income	$(616)	$(254)	$244	$(204)	$153	$99	$188	$18	$(629)	$(140)	$(657)	$(481)

Depreciation and amortization	$179	$92	$10	$7	$6	$12	$29	$29	$25	$26	$249	166
Assets	$16,660	$10,261	$2,592	$16,372	$1,802	$4,051	$1,738	$2,841	$1,557	$(3,298)	$24,349	30,677
Expenditures for long-lived assets	$38	$9	$0	$0	$0	$1	$0	$0	$0	$0	$38	9

6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through September 30, 2009, the Company has invested $411,000 in OTM, including $12,000 invested during the three-month period ended September 30, 2009. As of September 30, 2009, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three month periods ended September 30, 2009 and 2008 the Company recorded losses of $16,000 and $21,000, respectively.
7. Recently Issued Accounting Standards
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition authoritative guidance for arrangements with multiple deliverables. The new authoritative guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.
          In October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.
          On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single authoritative source of GAAP recognized by the FASB. The Codification superseded all previously-existing non-Securities and Exchange Commission accounting and reporting standards, and all other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification became nonauthoritative. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the Codification for the quarter ended September 30, 2009. The Company’s adoption of the Codification did not have any impact on the Company’s financial position and operations as this change is disclosure-only in nature.
          In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending December 31, 2010 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
          In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
          In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. The Company has evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.
          In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position and operations.
          In April 2009, the FASB issued authoritative guidance regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009. The adoption of these requirements did not impact the Company’s financial position and operations, as the requirements relate only to additional disclosures.
          In April 2008, the FASB issued new authoritative guidance regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on the Company’s financial position and operations.
          In March 2008, the FASB issued new authoritative disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flows. The Company adopted these new requirements on July 1, 2009. The adoption of these new requirements did not impact the Company’s financial position and operations.
          In December 2007, the FASB issued new authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company adopted this new guidance on July 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position and operations.

8. Fair Value Measurements
          Effective July 1, 2008, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) regarding fair value measurements. This accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and establishes a three-level fair value hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
9. Continuing Operations
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode Hycel acquisition will commence in the coming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
          We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2010. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2009 Form 10K.
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
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2009 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
The MDFA should be read in conjunction with the September 30, 2009 financial statements and the audited financial statements included in the June 30, 2009 Form 10K.
Executive Overview — Three-Month Period Ended September 30, 2009
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company’s performance and financial condition.
•	Product revenue decreased approximately 2.7% during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. Revenue at Sonomed, Vascular, EMI and Medical/Trek decreased 20.8%, 6.7%, 2.3% and .9%, respectively, during the three-month period ended September 30, 2009 when compared to the same period last fiscal year. These decreases were offset by increased sales at the Drew business unit of 9%, during the three-month period ended September 30, 2009 compared to the same period last fiscal year.

•	Other revenue decreased approximately $9,000 or 32.1% during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business unit.

•	Cost of goods sold as a percentage of product revenue decreased to approximately 54.4% of revenues during the three-month period ended September 30, 2009, as compared to approximately 55.9% of product revenue for the same period last fiscal year.

•	Marketing, General and Administrative expenses increased approximately 14.9% during the three-month period ended September 30, 2009 as compared to the same period in the prior fiscal year. The Drew business unit had increased marketing, general and administrative expenses of 67.6% related to the acquisition of Biocode Hycel (“Biocode”) on December 31, 2008 for the three-month period ended September 30, 2009 as compared to the same period in the prior fiscal year. This was offset by decreases of 21.7%, 6.6% and 30.8% at Sonomed, Vascular, EMI and Medical/Trek,, respectively, for the same period. Research and development decreased 58.7%, 39.7%, and 33.3% at Drew, Sonomed and EMI, respectively, for the three-month period ended September 30, 2009 as compared to the same period last year. These decreases were partially offset by a 62.9% increase at Vascular related to the completion of Vascular’s VascuView product.
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
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.
          Loss Per Share
          Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Basic earnings per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.
          Income Taxes
          Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company’s (loss) income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

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
          Through September 30, 2009, the Company has recorded a full valuation allowance against the Company’s net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
Three-Month Periods Ended September 30, 2009 and 2008
          The following table shows consolidated product revenue by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2009 and 2008. Table amounts are in thousands:

For the Three Months Ended September 30,
	2009	2008	% Change

Product Revenue:

Drew	$4,633	$4,250	9.0%
Sonomed	2,037	2,572	-20.8%
Vascular	931	998	-6.7%
EMI	514	526	-2.3%
Medical/Trek	320	323	-0.9%

Total	$8,435	$8,669	-2.7%

          Product revenue decreased approximately $234,000, or 2.7%, to $8,435,000 during the three-month period ended September 30, 2009 as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $383,000, or 9.0%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of Biocode on December 31, 2008. Biocode generated $1,336,000 in revenue for the period ended September 30, 2009. This increase was offset by weak demand for Drew’s instrument offerings which decreased $650,000 for the three month period ended September 30, 2009. In addition, reagent sales from JAS Diagnostics (“JAS”) decreased $160,000 and reagent sales formerly produced at Drew’s United Kingdom facility and now produced by Biocode in France decreased approximately $200,000 for the period ended September 30, 2009.
          Product revenue decreased $535,000, or 20.8%, at the Sonomed business unit as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by a significant contraction in the capital equipment marketplace related to the global economic recession.

          Product revenue decreased $67,000, or 6.7%, to $931,000 in the Vascular business unit during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business unit was primarily related to weaker sales of Vascular’s core needle business. Vascular’s modified VascuView was submitted for FDA approval in September 2009. Vascular anticipates initial sales of the modified VascuView to take place in January 2010.
          Product revenue decreased $12,000, or 2.3%, in the EMI business unit when compared to the same period last year. The decrease in sales is related to the weakening of the capital equipment market related to the global economic recession, offset by increased custom system sales during the three month period ended September 30, 2009.
          In the Medical/Trek business unit, product revenue decreased $3,000, or 0.9%, to $320,000 during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          The following table presents consolidated other revenues by reportable business unit for the three-month periods ended September 30, 2009 and 2008. Table amounts are in thousands:

For the Three Months Ended September 30,
	2009	2008	% Change

Other Revenue:

Drew	$19	$28	-32.1%

Total	$19	$28	-32.1%

          Other revenue decreased by approximately $9,000, or 32.1%, to $19,000 during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. This was due to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.

          The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2009 and 2008. Table amounts are in thousands:

For the Three Months Ended September 30,
	2009	%	2008	%

Cost of Goods Sold:

Drew	$2,755	59.5%	$2,679	63.0%
Sonomed	1,126	55.3%	1,409	54.8%
Vascular	340	36.5%	347	34.8%
EMI	163	31.7%	217	41.3%
Medical/Trek	206	64.4%	192	59.4%

Total	$4,590	54.4%	$4,844	55.9%

          Cost of goods sold totaled approximately $4,590,000, or 54.4% of product revenue, for the three-month period ended September 30, 2009 as compared to $4,844,000, or 55.9% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business unit totaled $2,755,000, or 59.5% of product revenue, for the three-month period ended September 30, 2009 as compared to $2,679,000, or 63.0% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% to 20% depending on the product, these lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 70% during the periods ended September 30, 2009 and 2008, respectively. Biocode represents approximately 30% of sales at Drew, Cost of goods sold at Biocode were $639,000 or 40% of Biocodes revenue of $1,336,000.
          Cost of goods sold in the Sonomed business unit totaled $1,126,000, or 55.3% of product revenue, for the three-month period ended September 30, 2009 as compared to $1,409,000, or 54.8% of product revenue, for the same period last fiscal year. Despite the drop off of capital equipment sales, margins remained relatively unchanged during the current period due to a similar mix of international and domestic sales during the three month periods ended September 30, 2009 and 2008. International sales typically have lower margins due to increased sales discounts to Sonomed’s international distributors.
          Cost of goods sold in the Vascular business unit totaled $340,000 or 36.5% of product revenue, for the three-month period ended September 30, 2009 as compared to $347,000, or 34.8% of product revenue, for the same period last fiscal year. The mix of sales in each period consists of core needle business, sales of the modified VascuView are anticipated to begin in January 2010. Margins on the VascuView are anticipated to be approximately 50%.
          Cost of goods sold in the EMI business unit totaled $163,000, or 31.7% of product revenue, for the three-month period ended September 30, 2009 as compared to $217,000, or 41.3% of product revenue, for the same period last fiscal year. The margin increase is related to the product mix shifting toward higher margin products enhanced or customized by software modifications.
          Cost of goods sold in the Medical/Trek business unit totaled $206,000, or 64.4% of product revenue, during the three-month period ended September 30, 2009 as compared to $192,000, or 59.4% of product revenue, during the same period last fiscal year. The decreased margin is related to the aging of Medical/Treks product line.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2009 and 2008. Table amounts are in thousands:

For the Three Months Ended September 30,
	2009	2008	% Change

Marketing, General and Administrative:

Drew	$2,186	$1,304	67.6%
Sonomed	653	837	-22.0%
Vascular	398	408	-2.5%
EMI	142	152	-6.6%
Medical/Trek	418	604	-30.8%

Total	$3,797	$3,305	14.9%

          Marketing, general and administrative expenses increased $492,000, or 14.9%, to $3,797,000 during the three-month period ended September 30, 2009 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business unit increased $882,000, or 67.6%, to $2,186,000 as compared to the same period last fiscal year. The increase was primarily related to the acquisition of Biocode on December 31, 2008.
          Marketing, general and administrative expenses in the Sonomed business unit decreased $184,000, or 22.0%, to $653,000 as compared to the same period last fiscal year. The decrease was due to a reduction in trade shows, advertising, travel, commissions and a reduction in force made during the fourth quarter of fiscal year 2009.
          Marketing, general and administrative expenses in the Vascular business unit decreased $10,000, or 2.5% to $398,000 for the three month period ended September 30, 2009. The decrease is related to a reduction in force implemented during the fourth quarter of fiscal 2009.
          Marketing, general and administrative expenses in the EMI business unit decreased $10,000, or 6.6%, to $142,000 as compared to the same period last fiscal year. The decrease is related to decreased marketing and travel during the period ended September 30, 2009 as compared to the same period last year.
          Marketing, general and administrative expenses in the Medical/Trek business unit decreased $186,000, or 30.8%, to $418,000 as compared to the same period last fiscal year. The decrease was related to decreased stock-based compensation costs, a decrease in headcount, and a 10% salary cut taken by senior management in the third quarter of fiscal year 2009.
          The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-month periods ended September 30, 2009 and 2008. Table amounts are in thousands:

For the Three Months Ended September 30,
	2009	2008	% Change

Research and Development:

Drew	$223	$540	-58.7%
Sonomed	205	340	-39.7%
Vascular	114	70	62.9%
EMI	64	96	-33.3%
Medical/Trek	0	0	0.0%

Total	$606	$1,046	-42.1%

          Research and development expenses decreased $440,000, or 42.1%, to $606,000 during the three-month period ended September 30, 2009 as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew and Sonomed business units.
          Research and development expenses in the Drew business unit decreased $317,000, or 58.7%, to $223,000 as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in June 2008 which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis which was substantially less for the three month period ended September 30, 2009.
          Research and development expenses in the Sonomed business unit decreased $135,000, or 39.7%, to $205,000 as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to Suspend further work on the development of the VuMax III.
          Research and development expenses in the Vascular business unit increased $44,000, or 62.9%, to $114,000 as compared to the same period last fiscal year. The increase is related to prototype expenses incurred to complete the updated VascuView. The VascuView was submitted for FDA approval in September 2009 and sales are anticipated to begin in January 2010.
          Research and development expenses in the EMI business unit decreased $32,000, or 33.3%, to $64,000 as compared to the same period last fiscal year. The expense is related to continued upgrading of our digital imaging product offering.
          The Company recognized a loss of $16,000 and $21,000 related to its investment in OTM during the three-month periods ended September 30, 2009 and 2008, respectively. Commencing July 1, 2006, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2006, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See Note 6 of the notes to the condensed consolidated financial statements.)
          Interest income was $0 and $48,000 for the three-month periods ended September 30, 2009 and 2008, respectively. The decrease was due to lower cash balances and lower interest rates during the period ended September 30, 2009 as compared to the same period last year.
          Interest expense was $104,000 and $9,000 for the three-month periods ended September 30, 2009 and 2008, respectively. The increase in interest expense was due to an increase in outstanding debt balance as of September 30, 2009 related to the acquisition of JAS in May 2008 and the acquisition of Biocode in December 2008.

Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2009 are reflected in the following table (in thousands):

	September 30,	June 30,
	2009	2009
Current Ratio:

Current assets	$17,080	$17,560
Less: Current liabilities	6,812	6,847

Working capital	$10,268	$10,713

Current ratio	2.5 to 1	2.6 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,367	$1,375
Long-term debt (includes $1,028 in post retirement benefits in each year)	5,953	5,769

Total debt	7,320	7,144

Total equity	11,585	12,439

Total capital	$18,905	$19,583

Total debt to total capital	38.7%	36.5%

Working Capital Position
          Working capital decreased approximately $445,000 as of September 30, 2009, and the current ratio decreased to 2.5 to 1 when compared to June 30, 2009. The decrease in working capital was caused primarily by the loss from operations of approximately $657,000 and cash used for principal payments on term loans of approximately $51,000.
Cash Provided by/Used in Operating Activities
          During the three-month periods ended September 30, 2009 and 2008, the Company generated cash inflows and outflows of cash flows from operating activities of $290,000 and $(1,081,000), respectively. The net increase in cash provided by operating activities of approximately $1,371,000 for the three-month period ended September 30, 2009 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          For the period ended September 30, 2009 the Company had a net loss of $658,000 and experienced net cash in flows from a decrease in accounts receivable and inventory of $197,000 and $672,000, respectively, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $249,000 and $40,000, respectively. These cash in flows were partially offset by decreases in other current and long term assets of $189,000 and accounts payable, accrued and other liabilities of $38,000. In the prior fiscal period the cash used in operating activities of $1,081,000 was related to net loss in the prior year of $481,000 and increases in other current and long term assets of $61,000 and decreases in accounts payable, accrued and other liabilities of $458,000 and an increase in accounts receivable of $631,000. These cash out flows were partially offset by decreases in inventory and non-cash expenditures on depreciation and amortization and compensation expense of approximately $213,000, $167,000 and $148,000, respectively.

Cash Flows Used in Investing and Financing Activities
          Cash flows used in investing activities of approximately $50,000 is related to investment in OTM of $12,000 and purchase of fixed assets of $38,000 during the three-month period ended September 30, 2009. Cash flows from investing activities for the prior period were related to investment in OTM of $9,000 and the purchase of fixed assets of $9,000.
          Cash flows used in financing activities were approximately $51,000 and $125,000 during the three-month period ended September 30, 2009 and 2008, respectively, for scheduled long-term debt repayments.
Debt History
          On December 31, 2008 Drew acquired certain assets of Biocode Hycel for $5,922,000 (4,200,000 euros) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 euros) and $5,865,665 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode Hycel. Biocode Hycel assets are being vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
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
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate (3.5% as of September 30, 2009) as published by the Bank of America. The balance on this debt at September 30, 2009 was $199,761. On August 30, 2009 one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370, this amount will be repaid in 12 equal installments of $14,864 plus interest at 7%.
          Because of continued losses, negative cash flows and new debt payments, the Company has included in its June 30, 2009 Form 10K going concern disclosure in Note 1 to its financial statements, addressing substantial doubt about the Company’s ability to continue as a going concern. This going concern disclosure could adversely affect the Company’s ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2009 and 2008.
          The following table presents the Company’s contractual obligations as of September 30, 2009 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$6,291,921	$1,367,121	$2,918,400	$2,006,400	$0

Operating lease agreements	4,703,069	946,602	1,945,993	1,524,773	285,701

Total	$10,994,990	$2,313,723	$4,864,393	$3,531,173	$285,701

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of September 30, 2009 were variable at prime on the notes payable.

	Interest
	Rate	2010	2011	2012	2013	Total

Notes Payable — Former JAS Shareholders	Prime	$199,761	—	—	—	$199,761

Notes Payable — Bio Code	7%	1,167,360	1,459,200	1,459,200	2,006,400	6,092,160

						$6,291,921

Exchange Rate Risk
          A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2009 and 2008, Drew recorded approximately $1,374,000 and $1,311,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
          Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2009 and 2008, Drew incurred approximately $1,894,000 and $1,205,000, respectively, of expense denominated in United Kingdom Pounds and Euros. The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
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
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2009 the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, during the first fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
          There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
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

Escalon Medical Corp. (Registrant)
Date: November 16, 2009	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer