Form 10-Q
period 2009-12-31
ESCALON MEDICAL CORP
filed 2010-02-22
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 19, 2010.

Escalon Medical Corp.
Form 10-Q Quarterly Report

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$918,786	$1,810,045
Accounts receivable, net	5,426,032	4,853,856
Inventory, net	8,964,083	9,830,922
Other current assets	1,044,870	1,065,823

Total current assets	16,353,771	17,560,646

Furniture and equipment, net	887,917	892,966
Goodwill	2,065,236	2,065,236
Trademarks and trade names	694,006	694,006
Patents, net	1,730,267	1,824,172
Covenant not to compete, customer list and other intangibles, net	1,740,719	1,880,639
Other assets	66,463	137,737

Total assets	$23,538,379	$25,055,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,281,328	$1,374,711
Accounts payable	2,571,888	2,553,481
Accrued expenses	3,013,008	2,919,540

Total current liabilities	6,866,224	6,847,732

Long-term debt, net of current portion	4,837,050	4,741,207
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	5,864,871	5,769,028

Total liabilities	12,731,095	12,616,760

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,529,186	67,458,745
Accumulated deficit	(57,942,550)	(56,232,503)
Accumulated other comprehensive (loss) income	(520,338)	(528,586)

Total shareholders’ equity	10,807,284	12,438,642

Total liabilities and shareholders’ equity	$23,538,379	$25,055,402

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenues:
Product revenue	$8,856,748	$8,060,859	$17,291,700	$16,730,024
Other revenue	27,697	37,723	46,995	66,001

Revenues, net	8,884,445	8,098,582	17,338,695	16,796,025

Costs and expenses:
Cost of goods sold	4,722,339	4,635,641	9,312,242	9,479,782
Marketing, general and administrative	4,531,381	3,341,204	8,328,084	6,646,321
Research and development	508,320	892,836	1,113,728	1,939,001

Total costs and expenses	9,762,040	8,869,681	18,754,054	18,065,104

(Loss) from operations	(877,595)	(771,099)	(1,415,359)	(1,269,079)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(23,433)	(13,051)	(39,433)	(34,051)
Gain on sale of assets	0	91,871	0	91,871
Interest income	43	3,127	197	50,653
Interest expense	(151,562)	(7,843)	(255,452)	(17,251)

Total other income (expense)	(174,952)	74,104	(294,688)	91,222

Net (loss) before taxes	(1,052,547)	(696,995)	(1,710,047)	(1,177,857)

Provision for income taxes	0	0	0	0

Net (loss)	$(1,052,547)	$(696,995)	$(1,710,047)	$(1,177,857)

Basic net (loss) per share	$(0.14)	$(0.10)	$(0.23)	$(0.18)

Diluted net (loss) per share	$(0.14)	$(0.10)	$(0.23)	$(0.18)

Weighted average shares — basic	7,526,430	6,858,374	7,526,430	6,636,152

Weighted average shares — diluted	7,526,430	6,858,374	7,526,430	6,636,152

See notes to the consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(1,710,047)	$(1,177,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	419,548	332,414
Compensation expense related to stock options	70,441	186,312
Loss on Ocular Telehealth Management, LLC	39,433	34,051
Gain on sale of assets	0	(91,871)
Change in operating assets and liabilities:
Accounts receivable, net	(1,320,485)	(68,486)
Inventory, net	888,139	257,999
Other current and long-term assets	89,851	63,306
Accounts payable, accrued and other liabilities	880,455	(990,648)

Net cash (used in) provided by operating activities	(642,665)	(1,454,780)

Cash Flows from Investing Activities:
Purchase of Biocode Hycel France, S.A.	—	(196,478)
Investment in Ocular Telehealth Management, LLC	(25,200)	(22,000)
Purchase of fixed assets	(91,103)	(68,769)

Net cash used in investing activities	(116,303)	(287,247)

Cash Flows from Financing Activities:
Principal payments on term loans	(116,110)	(250,871)
Issuance of common stock — private placement	0	1,029,000

Net cash (used in) provided by financing activities	(116,110)	778,129

Effect of exchange rate changes on cash and cash equivalents	(16,181)	(580,039)

Net (decrease) in cash and cash equivalents	(891,259)	(1,543,936)

Cash and cash equivalents, beginning of period	1,810,045	3,708,456

Cash and cash equivalents, end of period	$918,786	$2,164,519

Supplemental Schedule of Cash Flow Information:

Interest paid	$3,237	$17,251

Sale of Equipment
Note receivable for equipment	$—	$100,000
Net book value of equipment sold		(8,129)
Gain of sale of equipment	—	(91,871)

Cash received for equipment	$—	$—

Acquistion of Biocode Hycel France, S.A.
Working capital other than cash	$—	$3,487,769
Fixed assets	—	56,552
Intangibles and other assets	—	2,537,822
Long term debt	—	(5,885,665)

Cash paid to acquire Biocode-Hycel France S.A	$—	$196,478

See notes to the consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity

BALANCE AT JUNE 30, 2009	7,526,430	$7,526	$1,733,460	$67,458,745	$(56,232,503)	$(528,586)	$12,438,642
Comprehensive Income:
Net income	0	0	0	0	(1,710,047)	0	(1,710,047)
Foreign currency translation	0	0	0	0	0	8,248	8,248
Total comprehensive income					(1,710,047)	8,248	(1,701,799)
Compensation expense	0	0	0	70,441	0	0	70,441

BALANCE AT DECEMBER 31, 2009	7,526,430	$7,526	$1,733,460	$67,529,186	$(57,942,550)	$(520,338)	$10,807,284

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net (loss)	$(1,052,547)	$(696,995)	$(1,710,047)	$(1,177,857)
Foreign currency translation	(109,579)	(281,280)	8,248	(584,976)

Comprehensive (loss)	$(1,162,126)	$(978,275)	$(1,701,799)	$(1,762,833)

See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All inter- company accounts and transactions have been eliminated.
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
     The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two to five year period or immediately, and, primarily for non-employee directors, immediately.
     As of December 31, 2009 and 2008 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $292,803 and $415,155, respectively. The remaining cost is expected to be recognized over a weighted average period of 3.14 years. For the three-month periods ended December 31, 2009 and 2008, $30,468 and $37,444 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2009 and 2008, $70,441 and $82,624 was recorded as compensation expense, respectively.
     The Company did not receive any cash from share option exercises under stock-based payment plans for the three months ended December 31, 2009 and 2008. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
     The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and six-moth periods ended December, 2009 and 2008, $0 and $0, $0 and $103,688, was recorded as compensation expense, respectively.

3. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31		Six Months Ended December 31,
	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(1,052,547)	$(696,995)	$(1,710,047)	$(1,177,857)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	6,858,374	7,526,430	6,636,152
Effect of dilutive securities:
Stock options and warrants	0	0	0	0
Shares reserved for future exchange	0

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	6,858,374	7,526,430	6,636,152

Basic (loss) earnings per share	$(0.14)	$(0.10)	$(0.23)	$(0.18)

Diluted (loss) earnings per share	$(0.14)	$(0.10)	$(0.23)	$(0.18)

     The impact of dilutive securities was omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share and thus were anti-dilutive.
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
5. Segmental Information
     During the three-month and six-month periods ended December 31, 2009 and 2008, the Company’s operations were classified into five principal reportable business segments that provide different products or services.
     Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) - Three months ended December 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenues, net:
Product revenue	$5,096	$3,753	$2,060	$2,560	$898	$898	$509	$540	$294	$310	$8,857	$8,061
Other revenue	28	38	0	0	0	0	0	0	0	0	28	38

Total revenue, net	5,124	3,791	2,060	2,560	898	898	509	540	294	310	8,885	8,099

Costs and expenses:
Cost of goods sold	2727	2370	1103	1406	373	319	290	314	229	228	4723	4637
Research & Development	246	415	122	348	50	39	94	91	(4)	0	508	893
Marketing, General & Admin	2692	1275	642	781	467	490	253	235	476	560	4531	3341

Total costs and expenses	5665	4060	1867	2535	890	848	637	640	701	788	9762	8871

(Loss) income from operations	(541)	(269)	193	25	8	50	(128)	(100)	(406)	(478)	(877)	(772)

Other (expense) and income:
Equity in OTM	0	0	0	0	0	0	0	0	(23)	(13)	(23)	(13)
Gain on sale of assets	0	92	0	0	0	0	0	0	0	0	0	92
Interest income	0	0	0	0	0	0	0	0	(1)	3	(1)	3
Interest expense	(151)	(8)	0	0	0	0	0	0	0	0	(151)	(8)

Total other (expense) and income	(151)	84	0	0	0	0	0	0	(24)	(10)	(175)	74

(Loss) and income before taxes	(692)	(185)	193	25	8	50	(128)	(100)	(430)	(488)	(1052)	(698)

Income taxes	0	0	0	0	0	0	0	0	0	0	0	0

Net (loss) income	$(692)	(185)	193	25	8	50	(128)	(100)	(430)	(488)	(1052)	$(698)

	Segment Statements of Operations (in thousands) - Six months ended December 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek/EHI		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenues, net:
Product revenue	$9,729	$8,003	$4,097	$5,132	$1,829	$1,896	$1,023	$1,066	$613	$633	$17,291	$16,730
Other revenue	47	66	—	—	—	—	—	—	—	—	47	66

Total revenue, net	9,776	8,069	4,097	5,132	1,829	1,896	1,023	1,066	613	633	17,338	16,796

Costs and expenses:
Cost of goods sold	5,482	5,049	2,229	2,815	713	666	453	531	434	420	9,311	9,481
Research & Development	469	955	327	688	164	109	158	187	(4)	—	1,114	1,939
Marketing, General & Admin	4,878	2,579	1,267	1,618	866	898	394	387	923	1,164	8,328	6,646

Total costs and expenses	10,829	8,583	3,823	5,121	1,743	1,673	1,005	1,105	1,354	1,584	18,753	18,066

(Loss) income from operations	(1,053)	(514)	274	11	86	223	18	(39)	(741)	(951)	(1,415)	(1,270)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(39)	(34)	(39)	(34)
Gain on sale of assets	—	92	—	—	—	—	—		—	—	—	92
Interest income	—	—	—	—	—	—	—	—	(1)	50	(1)	50
Interest expense	(255)	(17)	—	—	—	—	—	—	—	—	(255)	(17)

Total other (expense) and income	(255)	75	—	—	—	—	—	—	(40)	16	(295)	91

(Loss) and income before taxes	(1,308)	(439)	274	11	86	223	18	(39)	(781)	(935)	(1,710)	(1,179)

Income taxes	—	—	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(1,308)	(439)	274	11	86	223	18	(39)	(781)	(935)	(1,710)	$(1,179)

6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through December 31, 2009, the Company has invested $424,200 in OTM, including $25,200 invested during the six-month period ended December 31, 2009. As of December 31, 2009, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three month periods ended December 31, 2009 and 2008 the Company recorded losses of $23,433 and $13,051, respectively. For the six-month periods ended December 31, 2009 and 2008 the Company recorded losses of $39,433 and $34,051, respectively.
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
          In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. The Company has evaluated subsequent events through February 22, 2009, which is the date these financial statements were issued.
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
9. Continuing Operations
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition are scheduled to commence within the next six months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
     The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company has based this estimate on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner or more slowly than the Company currently expects. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2009 Form 10K.
          If we do proceed with raising funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. The sale of additional equity and debt securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
10. TECOM Agreement
     On June 25, 2009 BioCode entered into a License and Supply Agreement with TECOM Science Corporation (“TECOM”) for the sale of certain intellectual property and distribution rights in China from Biocode for the purpose of manufacturing the Xenia instrument and the purchasing of reagents for the Xenia for its own use and for sale to its customers in China for 750,000 Euros. TECOM has the exclusive right to manufacture the Xenia into a form for marketing and sale to end users under TECOM’S trademark and/or trade name within China. TECOM has the exclusive rights to constitute the Xenia reagents into a form for marketing and sale to end users under TECOM’s trademark and/or trade name within China. TECOM provided Biocode an exclusive right to the use of any improvements or modifications to the Xenia. The Agreement remains in effect for a period of twenty (20) years and is renewable for an additional ten (10) years. The payment terms pursuant to the Agreement are as follows:
1.	The first payment of 200,000 Euros was received on October 5, 2009. After associated taxes Biocode received 170,000 Euros ($235,000) during the three-month period ended December 31, 2009 related to this agreement, which is included in product revenue on the condensed consolidated statement of operations.

2.	The second payment of 200.000 Euros is due upon the successful production of the first 5 units of the Xenia with the training of the engineer from Biocode in China and at a maximum of 6 months after signature of Agreement.

3.	The third payment of 200,000 Euros is due 15 months after signature of Agreement.

4.	The final payment of 150,000 Euros is due 24 months after signature of Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2009 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Management’s Discussion and Analysis should be read in conjunction with the December 31, 2009 financial statements and the audited financial statements included in the June 30, 2009 Form 10K.
Executive Overview — Six-Month Period Ended December 31, 2009
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 3.4% during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase was related to increases in the Drew segment. Product revenue at Drew increased 21.6% during the six-month period ended December 31, 2009 due to the acquisition of Biocode at the end of December 2008 when compared to the same period last fiscal year. These increases were offset by weakened sales in the Company’s Sonomed, Vascular, EMI and Medical/Trek business segments. Sales at Sonomed, Vascular, EMI and Medical/Trek decreased approximately 20.2%, 3.5% 4.0% and 3.2% respectively during the six-month period ended December 31, 2009 compared to the same period last fiscal year.

•	Other revenue decreased approximately $19,000 or 28.8% during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business segment.

•	Cost of goods sold as a percentage of product revenue decreased to approximately 53.9% during the six-month period ended December 31, 2009, as compared to approximately 56.7% for the same period last fiscal year. This decrease was primarily attributed to decrease in the cost of goods sold as a percentage of revenue in Drew segment related to the Biocode acquisition. Cost of goods sold as a percentage of revenue in the Drew segment decreased by 6.8% from 63.1% in the same period of last fiscal year to 56.3% due to the addition of higher margin sales related to Biocode.

•	Operating expenses increased approximately 10.0% during the six-month period ended December 31, 2009 as compared to the same period in the prior fiscal year. The increase was due to the inclusion of marketing, general and administrative cost of Biocode, which was acquired by the company on December 31, 2008.
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
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks, trade names, patents, covenants not to compete, customer list and other intangible assets. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.

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
          Through December 31, 2009, the Company has recorded a full valuation allowance against the Company’s deferred tax assets for the net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

Three- and Six-Month Periods Ended December 31, 2009 and 2008
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and six-month periods ended December 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change

Product Revenue:

Drew	$5,096	$3,753	35.8%	$9,729	$8,003	21.6%
Sonomed	2,060	2,560	-19.5%	4,097	5,132	-20.2%
Vascular	898	898	0.0%	1,829	1,896	-3.5%
EMI	509	540	-5.7%	1,023	1,066	-4.0%
Medical/Trek	294	310	-5.2%	613	633	-3.2%

Total	$8,857	$8,061	9.9%	$17,291	$16,730	3.4%

          Product revenue increased approximately $796,000, or 9.9%, to $8,857,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year.
•	In the Drew business segment, product revenue increased $1,343,000, or 35.8%, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of Biocode in December 2008. Biocode generated $1,251,000 in revenue for the three month period ended December 31, 2009 which included $235,000 related to the TECOM agreement.

•	Product revenue decreased $500,000, or 19.5%, at the Sonomed business segment for the three month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by a significant contraction in the capital equipment marketplace related to the global economic recession and to the continued reliance on lower margin international sales.

•	Product revenue remained at $898,000 in the Vascular business segment during the three-month period ended December 31, 2009, as compared to the same period last fiscal year.

•	Product revenue decreased $31,000, or 5.7%, in the EMI business segment for the three month period ended December 31, 2009 when compared to the same period last year. The decrease in sales is related to the weakening of the capital equipment market related to the global economic recession, offset by increased custom system sales during the three month period ended December 31, 2009.

•	In the Medical/Trek business segment, product revenue decreased $16,000, or 5.2%, to $294,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          Product revenue increased approximately $561,000, or 3.4%, to $17,291,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase was related to increases in the Drew segment.
•	In the Drew business segment, product revenue increased $1,726,000, or 21.6%, for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of Biocode on December 31, 2008. Biocode generated $2,587,000 in revenue for the six-month period ended December 31, 2009 which include $235,000 related to the TECOM agreement. This increase was offset by weak demand for Drew’s historical instrument and reagent offerings which decreased $838,000 for the six-month period ended December 31, 2009. In addition, reagent sales from JAS Diagnostics (“JAS”) decreased $23,000 for the period ended December 31, 2009.
•	In the Sonomed business segment, product revenue decreased $1,035,000, or 20.2%, for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by a significant contraction in the capital equipment marketplace related to the global economic recession and to the continued reliance on lower margin international sales.

•	In the Vascular business segment, product revenue decreased $67,000, or 3.5%, to $1,829,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease in product revenue in the Vascular business segment was primarily related to weakened sales of disposable products and Vascular’s core needle business

•	Product revenue decreased $43,000, or 4.0%, during the six-month period ended December 31, 2009 in the EMI business segment when compared to the same period last year. The decrease in sales is related to the weakening of the capital equipment market related to the global economic recession, offset by increased custom system sales during the three month period ended December 31, 2009.

•	In the Medical/Trek business segment, product revenue decreased $20,000, or 3.2%, to $613,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and six-month periods ended December 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change

Other Revenue:

Drew	$28	$38	-26.3%	$47	$66	-28.8%

Total	$28	$38	-26.3%	$47	$66	-28.8%

          Other revenue decreased by approximately $10,000, or 26.3%, to $28,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year. Other revenue decreased by approximately $19,000, or 28.8%, to $47,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. These decreases were attributable to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and six-month periods ended December 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2009	%	2008	%	2009	%	2008	%

Cost of Goods Sold:

Drew	$2,727	53.5%	$2,370	63.2%	$5,482	56.4%	$5,049	63.1%
Sonomed	1,103	53.5%	1,406	54.9%	2,229	54.4%	2,815	54.9%
Vascular	373	41.5%	319	35.5%	713	39.0%	666	35.1%
EMI	290	57.0%	314	58.2%	453	44.3%	531	49.8%
Medical/Trek	229	77.9%	228	73.6%	434	70.8%	420	66.4%

Total	$4,722	53.3%	$4,637	57.5%	$9,311	53.9%	$9,481	56.7%

          Cost of goods sold totaled approximately $4,722,000, or 53.3% of product revenue, for the three-month period ended December 31, 2009, as compared to $4,637,000 or 57.5%, of product revenue for the same period last fiscal year.
•	Cost of goods sold in the Drew business segment totaled $2,727,000, or 53.5% of product revenue, for the three-month period ended December 31, 2009 as compared to $2,370,000, or 63.2% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% and 20% depending on the product. These lower margin sales are offset by the margins achieved on increased reagent sales related to the Biocode acquisition which ranged from 50% to 75% during the three month period ended December 31, 2009 and 2008.

•	Cost of goods sold in the Sonomed business segment totaled $1,103,000, or 53.5% of product revenue, for the three-month period ended December 31, 2009 as compared to $1,406,000, or 54.9% of product revenue, for the same period last fiscal year. Despite the drop off of capital equipment sales, margins remained relatively unchanged during the current period due to a similar mix of international and domestic sales during the three-month period ended December 31, 2009 and 2008. International sales typically have lower margins due to increased sales discounts to Sonomed’s international distributors.

•	Cost of goods sold in the Vascular business segment totaled $373,000, or 41.5% of product revenue, for the three-month period ended December 31, 2009 as compared to $319,000, or 35.5% of product revenue, for the same period last fiscal year. The margins on Vascular’s core needle business remains near historical levels of approximately 60%. Overall margins could be lower depending on the amount of lower margin VascuView instruments sold in a given period. VascuView margins are approximately 50%.

•	Cost of goods sold in the EMI business segment totaled $290,000, or 57.0% of product revenue, for the three-month period ended December 31, 2009 as compared to $314,000, or 58.2% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to the product mix sold during the quarter.

•	Cost of goods sold in the Medical/Trek business segment totaled $229,000, or 77.9% of product revenue, for the three-month period ended December 31, 2009 as compared to $228,000, or 73.6% of product revenue, for the same period last fiscal year. The reason for the increase in cost of goods sold as a percentage of revenue is a decline in sales to higher margin low volume purchasers. Medical/Trek anticipates that revenues will continue to decline as the product line continues to age.
          Cost of goods sold totaled approximately $9,311,000, or 53.9% of product revenue, for the six-month period ended December 31, 2009, as compared to $9,481,000, or 56.7% of product revenue, for the same period last fiscal year.

•	Cost of goods sold in the Drew business segment totaled $5,482,000, or 56.4% of product revenue, for the six-month period ended December 31, 2009 as compared to $5,049,000, or 63.1% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% and 20% depending on the product. These lower margin sales are offset by the margins achieved on increased reagent sales related to the Biocode Acquisition which ranged from 50% to 75% during the six-month periods ended December 31, 2009 and 2008.

•	Cost of goods sold in the Sonomed business segment totaled $2,229,000, or 54.4% of product revenue, for the six-month period ended December 31, 2009 as compared to $2,815,000 or 54.9% of product revenue, for the same period last fiscal year. Despite the drop off of capital equipment sales, margins remained relatively unchanged during the current period due to a similar mix of international and domestic sales during the six-month period ended December 31, 2009 and 2008. International sales typically have lower margins due to increased sales discounts to Sonomed’s international distributors

•	Cost of goods sold in the Vascular business segment totaled $713,000, or 39.0% of product revenue, for the six-month period ended December 31, 2009 as compared to $666,000, or 35.1% of product revenue, for the same period last fiscal year. The margins on Vascular’s core needle business remains near historical levels of approximately 60%. Overall margins could be lower depending on the amount of lower margin VascuView instruments sold in a given period. VascuView margins are approximately 50%.

•	Cost of goods sold in the EMI business segment totaled $453,000, or 44.3%, of product revenue for the six-month period ended December 31, 2009 as compared to $531,000, or 49.8%, of product revenue, during the same period last fiscal year. The margin increase is related to the product mix shifting toward higher margin products enhanced or customized by software modifications.

•	Cost of goods sold in the Medical/Trek business segment totaled $434,000, or 70.8% of product revenue, for the six-month period ended December 31, 2009 as compared to $420,000 or 66.4% of product revenue, during the same period last fiscal year.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and six-month periods ended December 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change

Marketing, General and Administrative:

Drew	$2,692	$1,275	111.1%	$4,878	$2,579	89.1%
Sonomed	642	781	-17.8%	1,267	1,618	-21.7%
Vascular	467	490	-4.7%	866	898	-3.6%
EMI	253	235	7.7%	394	387	1.8%
Medical/Trek	477	560	-14.8%	923	1,164	-20.7%

Total	$4,531	$3,341	35.6%	$8,328	$6,646	25.3%

          Marketing, general and administrative expenses increased $1,190,000, or 35.6%, to $4,531,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year.
•	Marketing, general and administrative expenses in the Drew business segment increased $1,417,000, or 111.1%, to $2,692,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase is primarily related to an additional $1,406,000 in expenses related to the operations of Biocode which was acquired in December 2008.

•	Marketing, general and administrative expenses in the Sonomed business segment decreased $139,000, or 17.8%, to $642,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease was due to a reduction in trade shows, advertising, travel, commissions and a reduction in force made during the fourth quarter of fiscal year 2009.

•	Marketing, general and administrative expenses in the Vascular business segment decreased $23,000, or 4.7%, to $467,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is related to a reduction in force implemented during the fourth quarter of fiscal 2009.

•	Marketing, general and administrative expenses in the EMI business segment increased $18,000, or 7.7%, to $253,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase is related to increased marketing and travel during the period ended December 31, 2009 as compared to the same period last year.

•	Marketing, general and administrative expenses in the Medical/Trek business segment decreased $83,000, or 15.0%, to $477,000 for the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease was related to decreased stock-based compensation costs, a decrease in headcount, and a 10% salary cut taken by senior management in the third quarter of fiscal year 2009.
          Marketing, general and administrative expenses increased $1,682,000, or 25.3%, to $8,328,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year.
•	Marketing, general and administrative expenses in the Drew business segment increased $2,299,000, or 89.1%, to $4,878,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase was primarily related to the additional marketing, general and administrative expenses since the acquisition of Biocode on December 31, 2008.

•	Marketing, general and administrative expenses in the Sonomed business segment decreased $351,000, or 21.7%, to $1,267,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease was due to a reduction in trade shows, advertising, travel, commissions and a reduction in force made during the fourth quarter of fiscal year 2009.

•	Marketing, general and administrative expenses in the Vascular business segment decreased $32,000, or 3.6%, to $866,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is related to a reduction in force implemented during the fourth quarter of fiscal 2009.

•	Marketing, general and administrative expenses in the EMI business segment increased $7,000, or 1.8%, to $394,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year.

•	Marketing, general and administrative expenses in the Medical/Trek business segment decreased $240,000, or 20.7%, to $924,000 for the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease was related to decreased stock-based compensation costs, a decrease in headcount, and a 10% salary cut taken by senior management in the third quarter of fiscal year 2009.

          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and six-month periods ended December 31, 2009 and 2008. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change

Research and Development:
Drew	$246	$415	-40.7%	$469	$955	-50.9%
Sonomed	122	348	-64.9%	327	688	-52.5%
Vascular	50	39	28.2%	164	109	50.5%
EMI	94	91	3.3%	158	187	-15.5%
Medical/Trek	(4)	0	0.0%	(4)	0	0.0%

Total	$508	$893	-43.1%	$1,114	$1,939	-42.6%

          Research and development expenses decreased $385,000, or 43.1%, to $508,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year.
•	Research and development expenses in the Drew business segment decreased $169,000, or 40.7%, to $246,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in June 2008, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was substantially less for the three-month period ended December 31, 2009 as Drew completed the development of its new diabetes instrument the DS-360 in January 2010.

•	Research and development expenses in the Sonomed business segment decreased $226,000, or 64.9%, to $122,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the development of the VuMax III.

•	Research and development expenses in the Vascular business segment increased $11,000, or 28.2%, to $50,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase is related to prototype expenses incurred to complete the updated VascuView. The VascuView received FDA approval in November 2009.

•	Research and development expenses in the EMI business segment increased $3,000, or 3.3%, to $94,000 during the three-month period ended December 31, 2009 as compared to the same period last fiscal year.
          Research and development expenses decreased $825,000, or 42.6%, to $1,114,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year.
•	Research and development expenses in the Drew business segment decreased $486,000, or 50.9%, to $469,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in June 2008, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was substantially less for the six-month period ended December 31, 2009 as Drew has completed the development of its new diabetes instrument the DS-360.

•	Research and development expenses in the Sonomed business segment decreased $361,000, or 52.5%, to $327,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the development of the VuMax III.

•	Research and development expenses in the Vascular business segment increased $55,000, or 50.5%, to $164,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The increase is related to prototype expenses incurred to complete the updated VascuView. The VascuView received FDA approval in November 2009.

•	Research and development expenses in the EMI business segment decreased $29,000, or 15.5%, to $158,000 during the six-month period ended December 31, 2009 as compared to the same period last fiscal year. The expense is related to the continued upgrading of our digital imaging product offering.
          The Company recognized a loss of $23,000 and $13,000 related to its investment in OTM during the three-month periods ended December 31, 2009 and 2008, respectively, and $39,000 and $34,000 for the six-month periods ended December 31, 2009 and 2008, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage, privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          Interest income was $0 and $3,000 for the three-month periods ended December 31, 2009 and 2008, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest income was $0 and $51,000 for the six-month periods ended December 31, 2009 and 2008, respectively. The decrease was due to significantly smaller average cash balances and lower interest rates during the current fiscal period.
          Interest expense was $151,000 and $8,000 for the three-month periods ended December 31, 2009 and 2008, respectively, and $255,000 and $17,000 for the six-month periods ended December 31, 2009 and 2008, respectively. This was due to an increase in outstanding debt balance as of December 31, 2009 related to the acquisition of JAS in May 2008 and the acquisition of Biocode in December 2008.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the six-month and three-month period ended December 31, 2009 are reflected in the following table (in thousands):

	December 31,	June 30,
	2009	2009
Current Ratio:

Current assets	$16,354	$17,561
Less: Current liabilities	6,866	6,848

Working capital	$9,488	$10,713

Current ratio	2.4 to 1	2.6 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,281	$1,375
Long-term debt and other long-term liabilities	5,865	5,769

Total debt	7,146	7,144

Total equity	10,807	12,439

Total capital	$17,953	$19,582

Total debt to total capital	39.8%	36.5%

     The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company has based this estimate on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner or more slowly than the Company currently expects. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2009 Form 10K.
          Working Capital Position
          Working capital decreased approximately $1,225,000 as of December 31, 2009 when compared to June 30, 2009, and the current ratio decreased to 2.4 to 1 as of December 31, 2009. The decrease in working capital was caused primarily by the loss from operations of approximately $1,710,000, and cash used for principal payments on term loans of approximately $116,000 and the purchase of fixed assets of $91,000.
          Cash Used in Operating Activities
          During the six-month periods ended December 31, 2009 and 2008, the Company used approximately $643,000 and $1,455,000 of cash for operating activities, respectively. The net decrease in cash used in operating activities of approximately $812,000 for the six-month period ended December 31, 2009 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          During the six month period ended December 31, 2009, the Company had a net loss of $1,710,000 and experienced net cash out flows from an increase in accounts receivable of $1,320,000. These cash out flows were partially offset by an increase in accounts payable, a decrease in other current and long-term assets and inventory of $880,000, $90,000 and $888,000 respectively, and non-cash expenditures on depreciation and amortization, and compensation expense related to stock options of $420,000, and $70,000, respectively. In the prior fiscal period, the Company had a net loss of $1,178,000 and experienced net cash out flows from a decrease in accounts payable and accrued expenses of approximately $991,000 and an increase in accounts receivable of $68,000 and the gain on sale of assets of $92,000. These cash out flows were partially offset by a decrease in other current and long-term assets of $63,000, and non-cash expenditures of depreciation and amortization and compensation expense related to stock options of $332,000 and $186,000, respectively.

          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $116,000 is related to fixed asset purchases and investment in OTM of $91,000 and $25,000, respectively, during the six-month period ended December 31, 2009. The net decrease in cash flows used in investing activities as compared to the prior fiscal period was improved by $171,000. The change relates primarily to the acquisition of Biocode at the end of December, 2008.
          Cash flows used in financing activities were approximately $116,000 during the six-month period ended December 31, 2009. During the period, the Company made scheduled long-term debt repayments of approximately $116,000. Cash flows provided by financing activities for the same period last year were approximately $778,000. During the period, the Company made scheduled long-term debt repayments of approximately $251,000 and received $1,029,000 from the issuance of common stock during the period.
          Debt History
          On December 31, 2008 Drew acquired certain assets of Biocode for $5,922,000 (4,200,000 Euros) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,665 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment was due in December of 2009 at an annual interest rate of 7%; but was not yet paid due to an agreement reached with the seller;

•	thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;

•	18 months after the closing date a principal payment of Euro 800,000 is due;

•	30 months after the closing date a principal payment of Euro 1,000,000 is due;

•	36 months after the closing date a principal payment of Euro 1,000,000 is due; and

•	48 months after the closing date a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
     On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate as published by the Bank of America. The balance on this debt at December 31, 2009 was $134,768. On August 30, 2009 one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370; this amount will be repaid in 12 equal installments of $14,864 plus interest at 7%.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2009 and 2008.
          The following table presents the Company’s contractual obligations as of December 31, 2009 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$6,118,378	$1,281,328	$4,837,050	$0	$0

Operating lease agreements	4,442,770	967,814	1,930,881	1,340,382	203,693

Total	$10,561,148	$2,249,142	$6,767,931	$1,340,382	$203,693

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. Interest rates as of December 31, 2009 were variable at prime on the notes payable.

	Interest
	Rate	2010	2011	2012	2013	Total

Notes Payable -Former JAS Shareholders	Prime	$134,768				$134,768
Notes Payable-Bio Code	7%	$1,146,560	$1,433,200	$1,433,200	$1,970,650	$5,983,610

						$6,118,378

Exchange Rate Risk
     A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2009 and 2008, Drew recorded approximately $2,046,000 and $924,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the six-month periods ended December 31, 2009 and 2008, Drew recorded approximately $3,420,000 and $2,235,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
     Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2009 and 2008, Drew incurred approximately $2,413,000 and $937,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the six-month periods ended December 31, 2009 and 2008, Drew recorded approximately $4,307,000 and $2,143,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively.
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
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects could result in financial results that differ from market expectations.
     In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions, strategic alliances, joint ventures and divestitures. As a result of any such transactions, the Company’s financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may not be able to effect any such acquisitions or alliances. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired business in a way that enhances the performance of the Company’s combined businesses or product lines to realize the value from any expected synergies. Depending on the size and complexity of an acquisition, the Company’s successful integration of the entity depends on a variety of factors, including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company’s attention from other business operations. The Company has incurred recurring operating losses and negative cash flows from operating activities related to its Drew division which includes the recently acquired Biocode. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to uncertainty surrounding pending regulatory changes under French law. The Company does not know when this uncertainty will be resolved nor what impact the new law if enacted will have on Biocodes revenues in the future. For the six-months ended December 31, 2009 Biocode generated a net loss from operations of $753,000. Also, the Company loaned approximately $29 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company’s results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company’s growth.
For a complete list of risks previously disclosed see our Annual Report on Form 10-K for the year ended June 30, 2009.
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

Escalon Medical Corp. (Registrant)
Date: February 22, 2010	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: February 22, 2010	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer