Form 10-Q
period 2010-03-31
ESCALON MEDICAL CORP
filed 2010-05-20
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 18, 2010.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$963,931	$1,810,045
Accounts receivable, net	6,216,671	4,853,856
Inventory, net	8,434,164	9,830,922
Other current assets	922,298	1,065,823

Total current assets	16,537,064	17,560,646

Furniture and equipment, net	826,120	892,966
Goodwill	2,065,236	2,065,236
Trademarks and trade names	694,006	694,006
Patents, net	1,552,917	1,824,172
Covenant not to compete, customer list and other intangibles, net	1,629,351	1,880,639
Other assets	54,605	137,737

Total assets	$23,359,299	$25,055,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,194,322	$1,374,711
Accounts payable	2,341,638	2,553,481
Accrued expenses	3,746,077	2,919,540

Total current liabilities	7,282,037	6,847,732

Long-term debt, net of current portion	4,541,063	4,741,207
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	5,568,884	5,769,028

Total liabilities	12,850,921	12,616,760

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,559,654	67,458,745
Accumulated deficit	(58,251,908)	(56,232,503)
Accumulated other comprehensive (loss) income	(540,354)	(528,586)

Total shareholders’ equity	10,508,378	12,438,642

Total liabilities and shareholders’ equity	$23,359,299	$25,055,402

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues:
Product revenue	$8,682,942	$9,173,876	$25,974,642	$25,903,900
Other revenue	243,805	31,122	534,444	97,123

Revenues, net	8,926,747	9,204,998	26,509,086	26,001,023

Costs and expenses:
Cost of goods sold	4,913,828	4,729,430	14,226,070	14,209,211
Marketing, general and administrative	3,733,017	4,212,994	12,304,745	10,859,315
Research and development	509,120	810,130	1,622,848	2,749,131

Total costs and expenses	9,155,965	9,752,554	28,153,663	27,817,657

(Loss) from operations	(229,218)	(547,556)	(1,644,577)	(1,816,634)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(20,963)	(31,336)	(60,396)	(65,387)
Gain on sale of assets	—	—	—	91,871
Interest income	—	285	213	50,938
Interest expense	(59,177)	(104,566)	(314,645)	(121,817)

Total other income (expense)	(80,140)	(135,617)	(374,828)	(44,395)

Net (loss) before taxes	(309,358)	(683,173)	(2,019,405)	(1,861,029)

Provision for income taxes	—	—	—	—

Net (loss)	$(309,358)	$(683,173)	$(2,019,405)	$(1,861,029)

Basic net (loss) per share	$(0.04)	$(0.09)	$(0.27)	$(0.27)

Diluted net (loss) per share	$(0.04)	$(0.09)	$(0.27)	$(0.27)

Weighted average shares — basic	7,526,430	7,413,930	7,526,430	6,895,411

Weighted average shares — diluted	7,526,430	7,413,930	7,526,430	6,895,411

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)	$(2,019,405)	$(1,861,029)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	637,331	525,652
Compensation expense related to stock options	100,909	223,756
Loss on Ocular Telehealth Management, LLC	60,396	65,387
(Gain)/loss on sale of assets	0	(91,871)
Change in operating assets and liabilities:
Accounts receivable, net	(1,520,147)	(1,551,725)
Inventory, net	1,396,758	157,258
Other current and long-term assets	88,919	25,920
Accounts payable, accrued and other liabilities	614,695	294,643

Net cash (used in) operating activities	(640,544)	(2,212,010)

Cash Flows from Investing Activities:
Purchase of Biocode Hycel France, S.A.	—	(164,637)
Investment in Ocular Telehealth Management, LLC	(33,400)	(36,000)
Collection on note receivable	0	20,000
Purchase of fixed assets	(134,837)	(151,126)

Net cash (used in) investing activities	$(168,237)	(331,763)

Cash Flows from Financing Activities:
Principal payments on term loans	(132,956)	(376,309)
Related party note payable	157,332	—
Issuance of common stock — private placement	0	1,029,000

Net cash provided by financing activities	$24,376	652,691

Effect of exchange rate changes on cash and cash equivalents	(61,709)	(594,727)

Net (decrease) in cash and cash equivalents	(846,114)	(2,485,809)

Cash and cash equivalents, beginning of period	1,810,045	3,708,456

Cash and cash equivalents, end of period	$963,931	$1,222,647

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,102	$22,268

Sale of Equipment
Note receivable for equipment	$—	$100,000
Net book value of equipment sold	—	(8,129)
Gain of sale of equipment	—	(91,871)

Cash received for equipment	$—	$—

Acquistion of Biocode Hycel France, S.A.
Working capital other than cash	$—	$3,487,769

Fixed assets	—	59,443
Intangibles and other assets	—	2,503,090
Long term debt	—	(5,885,665)

Cash paid to acquire Biocode Hycel France S.A	$—	$164,637

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity
BALANCE AT JUNE 30, 2009	7,526,430	$7,526	$1,733,460	$67,458,745	$(56,232,503)	$(528,586)	$12,438,642
Comprehensive Income:
Net loss	0	0	0	0	(2,019,405)	0	(2,019,405)
Foreign currency translation	0	0	0	0	0	(11,768)	(11,768)

Total comprehensive income (loss)					(2,019,405)	(11,768)	(2,031,173)
Compensation expense	0	0	0	100,909	0	0	100,909

BALANCE AT MARCH 31, 2010	7,526,430	$7,526	$1,733,460	$67,559,654	$(58,251,908)	$(540,354)	$10,508,378

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net (loss)	$(309,358)	$(683,173)	$(2,019,405)	$(1,861,030)
Foreign currency translation	(20,016)	(118,897)	(11,768)	(703,873)

Comprehensive (loss)	$(329,374)	$(802,070)	$(2,031,173)	$(2,564,903)

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
     The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, hematology and vascular access. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com. See footnote to concerning the sale of certain assets of Vascular.
     Certain amounts in prior periods have been reclassified to conform with current period presentation.
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
     The Company has historically granted stock options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two to five year period or immediately, and, primarily for non-employee directors, immediately.
     As of March 31, 2010 and 2009 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $246,618 and $377,711, respectively. The remaining cost is expected to be recognized over a weighted average period of 3.14 years. For the three-month periods ended March 31, 2010 and 2009, $30,468 and $37,444 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2010 and 2009, $100,909 and $120,068 was recorded as compensation expense, respectively.
     The Company did not receive any cash from share option exercises under stock-based payment plans for the three months ended March 31, 2010 and 2009. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
     The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued as this is used to measure the transaction, which is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the three-month and nine-month periods ended March 31, 2010 and 2009, $0 and $0, $0 and $103,688, was recorded as compensation expense, respectively.

3.	(Loss) Earnings per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(309,358)	$(683,173)	$(2,019,405)	$(1,861,029)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	7,413,930	7,526,430	6,895,411
Effect of dilutive securities:
Stock options and warrants	0	0	0	0

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	7,413,930	7,526,430	6,895,411

Basic (loss) earnings per share	$(0.04)	$(0.09)	$(0.27)	$(0.27)

Diluted (loss) earnings per share	$(0.04)	$(0.09)	$(0.27)	$(0.27)

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
     During the three-month and nine-month periods ended March 31, 2010 and 2009, the Company’s operations were classified into five principal reportable business segments that provide different products or services.

     Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.

		Segment Information(in thousands) - Three months ended March 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek/EHI		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenues, net:
Product revenue	$4,891	$5,105	$1,942	$2,153	$1,059	$1,012	$431	$590	$360	$314	$8,683	$9,174
Other revenue	243	31	—	—	—	—	—	—	—	—	243	31

Total revenue, net	5,134	5,136	1,942	2,153	1,059	1,012	431	590	360	314	8,926	9,205

Costs and expenses:
Cost of goods sold	3,160	2,599	989	1,189	406	408	162	311	197	220	4,914	4,727
Research & Development	254	422	101	240	63	66	87	83	5	—	509	811
Marketing, General & Admin	2,231	2,140	529	909	435	456	145	212	394	497	3,733	4,214

Total costs and expenses	5,645	5,161	1,619	2,338	904	930	394	606	596	717	9,156	9,752

(Loss) income from operations	(511)	(25)	323	(185)	155	82	37	(16)	(236)	(403)	(229)	(547)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(21)	(31)	(21)	(31)
Gain on sale of assets	—	—	—	—	—	—	—	—	—	—	—	—
Interest income	—	—	—	—	—	—	—	—	—	1	—	1
Interest expense	(59)	(105)	—	—	—	—	—	—	—	—	(59)	(105)

Total other (expense) and income	(59)	(105)	—	—	—	—	—	—	(21)	(30)	(80)	(135)

(Loss) and income before taxes	(570)	(130)	323	(185)	155	82	37	(16)	(257)	(433)	(309)	(682)

Income taxes	—	—	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(570)	$(130)	$323	$(185)	$155	$82	$37	$(16)	$(257)	$(433)	$(309)	$(682)

		Segment Information (in thousands) - Nine months ended March 31,
	Drew		Sonomed		Vascular		EMI		Medical/Trek/EHI		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenues, net:
Product revenue	$14,620	$13,108	$6,039	$7,285	$2,888	$2,908	$1,454	$1,656	$973	$947	$25,975	$25,904
Other revenue	534	97	—	—	—		—	—	—	—	534	97

Total revenue, net	15,154	13,205	6,039	7,285	2,888	$2,908	1,454	1,656	973	947	26,509	26,001

Costs and expenses:
Cost of goods sold	8,642	7,648	3,218	4,004	1,119	1,074	615	842	631	640	14,225	14,208
Research & Development	723	1,377	428	928	227	175	245	270	1	—	1,623	2,750
Marketing, General & Admin	7,353	4,719	1,796	2,527	1,301	1,354	539	599	1,317	1,661	12,306	10,860

Total costs and expenses	16,718	13,744	5,442	7,459	2,647	2,603	1,399	1,711	1,949	2,301	28,154	27,818

(Loss) income from operations	(1,564)	(539)	597	(174)	241	305	55	(55)	(976)	(1,354)	(1,645)	(1,817)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	—	—	(60)	(65)	(60)	(65)
Gain on sale of assets	—	92	—	—	—	—	—	—	—	—	—	92
Interest income	—	—	—	—	—	—	—	—	—	51	—	51
Interest expense	(314)	(122)	—	—	—	—	—	—	—	—	(314)	(122)

Total other (expense) and income	(314)	(30)	—	—	—	—	—	—	(60)	(14)	(374)	(44)

(Loss) and income before taxes	(1,878)	(569)	597	(174)	241	305	55	(55)	(1,036)	(1,368)	(2,019)	(1,861)

Income taxes	—	—	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(1,878)	$(569)	$597	$(174)	$241	$305	$55	$(55)	$(1,036)	$(1,368)	$(2,019)	$(1,861)

6. Related-Party Transactions
     The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through March 31, 2010 and 2009, the Company has invested $432,400 and $393,000, respectively in OTM, including $33,400 and $36,000 invested during the nine-month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three month periods ended March 31, 2010 and 2009 the Company recorded losses of $20,963 and $31,336, respectively. For the nine-month periods ended March 31, 2010 and 2009 the Company recorded losses of $60,396 and $65,387, respectively.
     Richard J. DePiano, Sr., the Company’s Chief Executive Officer. participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $157,332 which represented 80% of an amount due from a Drew customer in Algeria, as of March 31, 2010 the entire amount of the receivable remained outstanding. The receivable from Algeria, was not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.75% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. As of the three month and nine month periods ended March 31, 2010 Mr. DePiano earned $5,056 in interest on the transaction. On March 31, 2010 the amount of principal and interest due to Mr. DePiano was $162,388.
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

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
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
     In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. The Company has evaluated subsequent events through May 20, 2010, which is the date these financial statements were issued.
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
     Effective July 1, 2008, the Company adopted authoritative guidance issued by the FASB regarding fair value measurements. This accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and establishes a three-level fair value hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities
Level 2 — Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets.
Level 3 — Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data
     Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
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

     The payment terms pursuant to the Agreement are as follows:
1.	The first payment of 200,000 Euros was received on October 5, 2009. After associated taxes Biocode received and recorded 170,000 Euros ($235,000) in other revenue for the three-month period ended December 31, 2009 related to this agreement.

2.	The second payment of 200,000 Euros was received on March 19, 2010 and was related to the successful production of the first 5 units of the Xenia with the training of the engineer from Biocode in China. After associated taxes Biocode received and recorded 170,000 Euros ($243,100) in other revenue for the three-month period ended March 31, 2010 related to this agreement.

3.	The third payment of 200,000 Euros is due 15 months after signature of the Agreement.

4.	The fourth payment of 150,000 Euros is due 24 months after signature of Agreement.

10.	Subsequent Event
     On April 30, 2010 the Company sold its SMARTNEEDLE and pd ACCESS Doppler guided needle product lines to Vascular Solutions, Inc. The sales price was $5,750,000. The Company received cash of $5,000,000 at closing and $750,000 is payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer is expected to be complete within four months. During this four month transition, the Company will continue to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc.
     The Company’s product line revenues from operations were $3,868,000, $4,119,000 and $3,467,000 in fiscal years ended June 30, 2009, 2008, and 2007, respectively. Earnings (loss) from operations, net of taxes, were $420,000, $344,000 and $(35,000) in 2009, 2008, and 2007, respectively. Upon completion of the supply agreement the sale of this product line will have a material effect on earnings in subsequent periods.

11.	Going Concern
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition are scheduled to commence within the next three months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
     Subsequent to March 31, 2010 the Company sold certain assets of Vascular which provided a net influx in cash of approximately $4,360,000. These funds along with existing cash and cash equivalents will be the Company’s principal source of short-term liquidity, which the Company believes, will be sufficient to meet its operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, the Company intends to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing products and reagents and instrumentation products and reagents currently under development. To the extent that these sources of liquidity are insufficient, the Company may consider issuing debt or equity securities or curtailing or reducing our operations.
     Management of the Company has implemented a series of cost cutting measures to address the continuing losses and negative cash flows from operations. The ability of the Company to continue as a going concern will depend on the success of these measures. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
     Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions and divestitures, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2009 and subsequent reports on Form 10-Q to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Management’s Discussion and Analysis should be read in conjunction with the March 31, 2010 financial statements and the audited financial statements included in the June 30, 2009 Form 10-K.
Executive Overview — Nine-Month Period Ended March 31, 2010
     The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue increased approximately 0.3% during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase was primarily related to increases in the Drew and Medical/Trek business segments of 11.5%, and 2.8%, respectively. These increases were partially offset by product revenue decreases at Sonomed,Vascular and EMI of 17.1%, .7% and 12.2%, respectively, during the nine-month period ended March 31, 2010 compared to the same period last fiscal year.

•	Other revenue increased approximately $437,000 or 450.5% during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. This increase was attributable to license fee revenue generated from the TECOM agreement (see footnote 9) during the nine-month period ended March 31, 2010 compared to the same period last fiscal year. At December 31, 2009 other revenue in the amount of approximately $235,000 was recorded in Selling, General and Administrative expense. This amount was reclassed to Other Revenue for presentation purposes as of March 31, 2010.

•	Cost of goods sold as a percentage of product revenue decreased to approximately 54.8% during the nine-month period ended March 31, 2010, as compared to approximately 54.9% for the same period last fiscal year. Gross margins in the Drew business segment, which have historically been lower than those in the Company’s other business segments, remained relatively unchanged at 40.9% due to the addition of higher margin JAS and Biocode reagent sales. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, Vascular, EMI and Medical/Trek business segments during the nine-month period ended March 31, 2010 was approximately 49.2% in the current period as compared to 51.0% in the same period last fiscal year.

•	Marketing, general and administrative expenses increased approximately 13.3% during the nine-month period ended March 31, 2010 as compared to the same period in the prior fiscal year. The increase was due to the addition of Biocode on December 31, 2008 with nine-months of activity included in the current period as compared to three-months of activity in the prior period.
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
     Through March 31, 2010, the Company has recorded a full valuation allowance against the Company’s deferred tax assets for the net operating losses due to the uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
Three- and Nine-Month Periods Ended March 31, 2010 and 2009
          The following table shows consolidated product revenue by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2010	2009	%Change	2010	2009	%Change
Product Revenue:

Drew	$4,891	$5,105	-4.2%	$14,620	$13,108	11.5%
Sonomed	1,942	2,153	-9.8%	6,039	7,285	-17.1%
Vascular	1,059	1,012	4.6%	2,888	2,908	-0.7%
EMI	431	590	-27.0%	1,454	1,656	-12.2%
Medical/Trek	360	314	14.7%	973	947	2.8%

Total	$8,683	$9,174	-5.4%	$25,974	$25,904	0.3%

     • Product revenue decreased approximately $491,000, or 5.4% , to $8,683,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue decreased $214,000, or 4.2% to $4,891,000, as compared to the same period last fiscal year. The decrease in product revenue is related to a reduction in reagent revenue formally produced by the Drew UK facility which was closed in June 2009. The reagents formerly manufactured at the United Kingdom facility are now manufactured at Biocode and the shipment of these reagents decreased during the three month period ended March 31, 2010. This decrease was partially offset by increased instrument sales during the three-month period ended March 31, 2010.
          Product revenue decreased $211,000 or 9.8% to $1,942,000, at the Sonomed business segment as compared to the same period last fiscal year. The decrease in product revenue is due to a material drop in sales to Sonomed’s European distributors related to the current difficult economic climate in Europe. Sonomed cannot determine when or if sales volumes will rebound.
          Product revenue increased $47,000, or 4.6%, to $1,059,000 in the Vascular business segment during the three-month period ended March 31, 2010, as compared to the same period last fiscal year. The increase in product revenue in the Vascular business segment was primarily related to an increase in sales of Vascular’s core needle business during the three month period ended March 31, 2010. Certain assets of the Vascular business were sold on April 30, 2010 (see footnote 10) for $5,750,000. Concurrent with the sale of these assets Vascular entered into a supply agreement with the buyer, Vascular Solutions, Inc. The supply agreement is anticipated to last for four months or until Vascular Solutions, Inc. is able to produce the products independently. Periods subsequent to the completion of the supply agreement will be materially effected by the sale of certain assets of Vascular.
          Product revenue decreased $159,000, or 27%, in the EMI business segment when compared to the same period last year. EMI continues to modify and improve its product offering and is gaining market share in the digital imaging space. The reduction is related to a general decline in the purchase of capital equipment by Digital’s customers related to the overall economic climate.
          In the Medical/Trek business segment, product revenue increased $46,000, or 14.7%, to $360,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase in Medical/Trek product revenue is attributed to Medical/Trek’s product line of Ispan Intraocular gases and fiber optic light sources. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.
     • Product revenue increased approximately $70,000, or 0.3%, to $25,974,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year.
          In the Drew business segment, product revenue increased $1,512,000, or 11.5% to $14,620,000, as compared to the same period last fiscal year. The increase in product revenue is related to the acquisition of Biocode in December 2008. The nine month period ended March 31, 2010 includes nine months of Biocode operations as compared to three months in the prior period.
          In the Sonomed business segment, product revenue decreased $1,246,000, or 17.1% to $6,039,000, as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by a decrease in product revenue at Sonomed’s European distributors related to the current difficult economic climate in Europe. Sonomed cannot determine when or if European sales volumes will rebound or if margins will materially improve.
          In the Vascular business segment, product revenue decreased $20,000, or 0.7%, to $2,888,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The modest decrease in product revenue in the Vascular business segment was primarily related to a decrease in sales of Vascular’s core needle products during the nine-month period ended March 31, 2010. Certain assets of the Vascular business were sold on April 30, 2010 (see footnote 10) for $5,750,000. Concurrent with the sale of these assets Vascular entered into a supply agreement with the buyer Vascular Solutions, Inc. The supply agreement is anticipated to last for four months or until Vascular Solutions, Inc. is able to produce the products independently. Periods subsequent to the completion of the supply agreement will be materially effected by the sale of certain assets of Vascular.
          Product revenue decreased $202,000, or 12.2% to $1,454,000, during the nine-month period ended March 31, 2010 in the EMI business segment when compared to the same period last year. The reduction is related to a general decline in the purchase of capital equipment by Digital’s customers related to the overall economic climate.
          In the Medical/Trek business segment, product revenue increased $26,000 or 2.8%, to $973,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase in Medical/Trek product revenue is attributed to Medical/Trek’s product line of Ispan Intraocular gases and fiber optic light sources. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.

          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and nine-month periods ended March 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2010	2009	%Change	2010	2009	%Change
Other Revenue:

Drew	$243	$31	683.9%	$534	$97	450.5%

Total	$243	$31	683.9%	$534	$97	450.5%

          Other revenue increased by approximately $212,000, or 683.9%, to $243,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year. Other revenue increased by approximately $437,000, or 450.5%, to $534,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. These increases are related to the licensing agreement entered into in June 2009 with TECOM (see footnote 9). The increase related to the TECOM agreement was offset by lower royalties earned from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three- and nine-month periods ended March 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2010	%	2009	%	2010	%	2009	%
Cost of Goods Sold:

Drew	$3,160	64.6%	$2,599	50.9%	$8,642	59.1%	$7,648	58.4%
Sonomed	989	50.9%	1,189	55.2%	3,218	53.3%	4,004	55.0%
Vascular	406	38.3%	408	40.3%	1,119	38.8%	1,074	36.9%
EMI	162	37.6%	311	52.7%	615	42.3%	842	50.9%
Medical/Trek	197	54.7%	220	70.1%	631	64.9%	640	67.6%

Total	$4,914	56.6%	$4,727	51.5%	$14,225	54.8%	$14,208	54.9%

     • Cost of goods sold totaled approximately $4,914,000, or 56.6% of product revenue, for the three-month period ended March 31, 2010, as compared to $4,727,000 or 51.5%, of product revenue for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $3,160,000, or 64.6% of product revenue, for the three-month period ended March 31, 2010 as compared to $2,599,000, or 50.9% of product revenue, for the same period last fiscal year. The decrease in gross margins in the Drew business segment were related to the product mix shipped during the quarter. Sales of lower margin instruments specifically the DS three part system had a significant increase during the three-month period ended March 31, 2010, while sales of higher margin reagents that were formally manufactured at Drew’s United Kingdom facility and are now produced by Biocode declined during the three-month period ended March 31, 2010.
          Cost of goods sold in the Sonomed business segment totaled $989,000 or 50.9% of product revenue, for the three-month period ended March 31, 2010 as compared to $1,189,000, or 55.2% of product revenue, for the same period last fiscal year. The decrease in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in higher margin domestic sales as a percentage of total sales and the discontinuance of the micro series 100A and 200P instruments which were replaced with higher margin sales of Sonomed’s newer PacScan Plus.
          Cost of goods sold in the Vascular business segment totaled $406,000, or 38.3% of product revenue, for the three-month period ended March 31, 2010 as compared to $408,000, or 40.3% of product revenue, for the same period last fiscal year. The decrease in Vascular’s cost of goods sold as a percentage of revenue was primarily due to increased sales of Vascular’s high margin core needle business and a reduction in sales of lower margin VascuView instruments during the three-month period ended March 31, 2010.
          Cost of goods sold in the EMI business segment totaled $162,000, or 37.6% of product revenue, for the three-month period ended March 31, 2010 as compared to $311,000, or 52.7% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to an increase in Digital’s new high margin Axis product during the three-month period ended March 31, 2010.
          Cost of goods sold in the Medical/Trek business segment totaled $197,000, or 54.7% of product revenue, for the three-month period ended March 31, 2010 as compared to $220,000, or 70.1% of product revenue, for the same period last fiscal year. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.
     • Cost of goods sold totaled approximately $14,225,000, or 54.8% of product revenue, for the nine-month period ended March 31, 2010, as compared to $14,208,000, or 54.9% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $8,642,000, or 59.1% of product revenue, for the nine-month period ended March 31, 2010 as compared to $7,648,000, or 58.4% of product revenue, for the same period last fiscal year. Gross margins in the Drew business segment which have historically been lower than those in the Company’s other business segments remained relatively unchanged at 40.9% due to the addition of higher margin JAS and Biocode reagent sales.
          Cost of goods sold in the Sonomed business segment totaled $3,218,000, or 53.3% of product revenue, for the nine-month period ended March 31, 2010 as compared to $4,004,000 or 55.0% of product revenue, for the same period last fiscal year. The decrease in Sonomed’s cost of goods sold as a percentage of revenue was primarily due to an increase in higher margin domestic sales as a percentage of total sales and the discontinuance of the micro series 100A and 200P instruments which were replaced with higher margin sales of Sonomed’s newer PacScan Plus.
          Cost of goods sold in the Vascular business segment totaled $1,119,000, or 38.8% of product revenue, for the nine-month period ended March 31, 2010 as compared to $1,074,000, or 36.9% of product revenue, for the same period last fiscal year. Margins on Vascular’s core needle business have remained steady at approximately 60% with minor fluctuations in the overall margin related to lower margin instrument sales.
          Cost of goods sold in the EMI business segment totaled $615,000, or 42.3%, of product revenue for the nine-month period ended March 31, 2010 as compared to $842,000, or 50.9%, of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to an increase in Digital’s new high margin Axiz product during the nine-month period ended March 31, 2010.
          Cost of goods sold in the Medical/Trek business segment totaled $631,000, or 64.9% of product revenue, for the nine-month period ended March 31, 2010 as compared to $640,000 or 67.6% of product revenue, during the same period last fiscal year. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.

     The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2010	2009	%Change	2010	2009	%Change
Marketing, General and Administrative:

Drew	$2,231	$2,140	4.3%	$7,353	$4,719	55.8%
Sonomed	529	909	-41.7%	1,796	2,527	-28.9%
Vascular	435	456	-4.6%	1,301	1,354	-3.9%
EMI	145	212	-31.7%	539	599	-10.1%
Medical/Trek	394	497	-20.7%	1,317	1,661	-20.7%

Total	$3,734	$4,214	-11.4%	$12,306	$10,860	13.3%

     • Marketing, general and administrative expenses decreased $480,000, or 11.4% , to $3,734,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $91,000, or 4.3%, to $2,231,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase is related to the addition of employees at Drew’s France and Miami locations and increased attendance at trade shows, advertising and related travel during the three-month period ended March 31, 2010.
          Marketing, general and administrative expenses in the Sonomed business segment decreased $380,000, or 41.7%, to $529,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to an austerity plan that was implemented in June 2009. The plan included a reduction in force, pay cuts of between 10%-20% for certain employees and reductions in trade shows, advertising, commissions, and consulting expenses.
          Marketing, general and administrative expenses in the Vascular business segment decreased $21,000, or 4.6%, to $435,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease was due to decreased salaries related to a reduction in force in June 2009.
          Marketing, general and administrative expenses in the EMI business segment decreased $67,000, or 31.7%, to $145,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to reductions in trade shows, advertising, commissions and travel.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $103,000, or 20.7%, to $394,000 for the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to a decrease in payroll, consulting, directors fees, investor relations and travel.
     • Marketing, general and administrative expenses increased $1,446,000 or 13.3%, to $12,306,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $2,634,000, or 55.8%, to $7,353,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase is related to the acquisition of Biocode in December 2008. There is nine months of activity included in the nine-month period ended March 31, 2010 as compared to three months of activity in the prior period.

          Marketing, general and administrative expenses in the Sonomed business segment decreased $731,000, or 28.9%, to $1,796,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to an austerity plan that was implemented in June 2009. The plan included a reduction in force, pay cuts of between 10%-20% for certain employees and reductions in trade shows, advertising, commissions, and consulting expenses.
          Marketing, general and administrative expenses in the Vascular business segment decreased $53,000, or 3.9%, to $1,301,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease was due to decreased salaries related to a reduction in force in June 2009.
          Marketing, general and administrative expenses in the EMI business segment decreased $60,000, or 10.1%, to $539,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to reductions in trade shows, advertising, commissions and travel.
          Marketing, general and administrative expenses in the Medical/Trek business segment decreased $344,000, or 20.7%, to $1,317,000 for the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to a decrease in payroll, consulting, directors fees, investor relations and travel.
          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and nine-month periods ended March 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2010	2009	%Change	2010	2009	%Change
Research and Development:

Drew	$254	$422	-39.9%	$723	$1,377	-47.5%
Sonomed	101	240	-57.9%	428	928	-53.9%
Vascular	63	66	-4.6%	227	175	29.7%
EMI	87	83	4.8%	245	270	-9.3%
Medical/Trek	5	0	100.0%	1	0	100.0%

Total	$510	$811	-37.2%	$1,624	$2,750	-41.0%

     •     Research and development expenses decreased $301,000, or 37.2%, to $510,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $168,000, or 39.9%, to $254,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The reduction is related to the completion of Drew’s new diabetes instrument the DS-360 in January 2010.
          Research and development expenses in the Sonomed business segment decreased $139,000, or 57.9%, to $101,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the VuMax III.
          Research and development expenses in the Vascular business segment decreased $3,000, or 4.6%, to $63,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year.
          Research and development expenses in the EMI business segment increased $4,000, or 4.8%, to $87,000 during the three-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase was related to the continued upgrading of our digital imaging product offering.

     • Research and development expenses decreased $1,126,000, or 41.0%, to $1,624,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $654,000, or 47.5%, to $723,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects on an as needed basis.
          Research and development expenses in the Sonomed business segment decreased $500,000, or 53.9%, to $428,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the VuMax III.
          Research and development expenses in the Vascular business segment increased $52,000, or 29.7%, to $227,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. The increase was primarily due to an increase in prototype expenses associated with the completion of the VascuViewTM. The VascuView received FDA approval in November 2009.
          Research and development expenses in the EMI business segment decreased $25,000, or 9.3%, to $245,000 during the nine-month period ended March 31, 2010 as compared to the same period last fiscal year. Research and Development expense is related to the continued upgrading of our digital imaging product offering and fluctuates depending on the scope of individual projects.
          The Company recognized a loss of $21,000 and $31,000 related to its investment in OTM during the three-month periods ended March 31, 2010 and 2009, respectively, and $60,000 and $65,000 for the nine-month periods ended March 31, 2010 and 2009, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004 (See footnote 9).
          No Interest income was recorded for the three-month periods ended March 31, 2010 and 2009, respectively.
          Interest income was $0 and $51,000 for the nine-month periods ended March 31, 2010 and 2009, respectively. The decrease was due to significantly smaller average cash balances.
          Interest expense was $59,000 and $105,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and $314,000 and $122,000 for the nine-month periods ended March 31, 2010 and 2009, respectively. The increase for the nine-month periods is due to the debt related to the acquisition of certain assets Biocode Hycel in December 2008.

          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations during the nine-month period ended March 31, 2010 are reflected in the following table (in thousands):

	March 31,	June 30,
	2010	2009
Current Ratio:

Current assets	$16,537	$17,561
Less: Current liabilities	7,282	6,848

Working capital	$9,255	$10,713

Current ratio	2.3 to 1	2.6 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,194	$1,375
Long-term debt and other long term liabilities	5,569	5,769

Total debt	6,763	7,144

Total equity	10,508	12,439

Total capital	$17,271	$19,583

Total debt to total capital	39.2%	36.5%

          Working Capital Position
          Working capital decreased approximately $1,458,000 as of March 31, 2010, and the current ratio decreased to 2.3 to 1 from 2.6 to 1 when compared to June 30, 2009. The decrease in working capital is related to the loss from operations of $2,019,000, and cash used for principal payments on term loans of $133,000 and the purchase of fixed assets of $135,000 during the nine-month period ended March 31, 2010.
          Cash Used in Operating Activities
          During the nine-month periods ended March 31, 2010 and 2009, the Company used approximately $641,000 and $2,212,000 of cash for operating activities. The net decrease in cash used in operating activities of approximately $1,571,000 for the nine-month period ended March 31, 2010, as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had a net loss of $2,019,000 and experienced net cash out flows from an increase in accounts receivable approximately $1,520,147. These cash out flows were partially offset by a decrease in inventory of $1,397,000 and an increase in accounts payable and accrued expenses of $615,000 and non-cash expenditures of depreciation and amortization and compensation expense related to stock options of $637,000 and $101,000, respectively. In the prior fiscal period the cash used in operating activities of $2,212,000 was related to net loss in the prior year of $1,861,000, an increase in accounts receivable of approximately $1,552,000 and gain on sales of assets of approximately $92,000. These cash out flows were partially offset by an increase in accounts payable and accrued expenses of $295,000, a decrease in inventory of approximately $157,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of $526,000 and $224,000, respectively.

          Subsequent to March 31, 2010, the Company sold certain assets of Vascular, which provided a net influx in cash of approximately $4,360,000. These funds, along with existing cash and cash equivalents will be the Company’s principal source of short-term liquidity, which the company believes will be sufficient to meet its operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing products and reagents and instrumentation products and reagents currently under development. To the extent that these sources of liquidity are insufficient, the Company may consider issuing debt or equity securities or curtailing or reducing our operations, (See footnote 10).
          Management of the Company has implemented a series of cost cutting measures to address the continuing losses and negative cash flows from operations. The ability of the Company to continue as a going concern is dependent on the success of these measures. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern, (See footnote 11).
          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $168,000 during the nine month period ended March 31, 2010 is related to fixed asset purchases of $135,000 and additional investment of $33,000 in OTM. The net decrease in cash flows used in investing activities from the prior fiscal period was $332,000. This change relates primarily to the acquisition of Biocode in the last fiscal year of $165,000, and fixed asset purchases of $151,000 and an additional investment OTM of $36,000.
          Cash flows provided by financing activities were approximately $24,000 during the nine-month period ended March 31, 2010 for the scheduled long-term debt repayments during the period of $133,000 offset by the proceeds from the related party note payable of $157,000. During the prior fiscal period, the cash flows provided by the financing activities were approximately $653,000. The Company made scheduled long-term debt repayments of approximately $376,000 and received $1,029,000 from the issuance of common stock during the period.
          Debt History
          On December 31, 2008 Drew acquired certain assets of Biocode for $5,922,000 (4,200,000 Euros) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,665 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
• the first interest-only payment was due in December of 2009 at an annual interest rate of 7%; this payment has not yet paid due to an agreement reached with the seller;
• thereafter, every nine months, an interest payment is due at an annual interest rate of 7%;
• June 30, 2010 a principal payment of Euro 800,000 is due;
• June 30, 2011 a principal payment of Euro 1,000,000 is due;
• December 31, 2011 a principal payment of Euro 1,000,000 is due; and
• December 31, 2012 a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 to the sellers related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate as published by the Bank of America. The balance on this debt at March 31, 2010 was $101,176. On August 30, 2009 one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370; this amount will be repaid in 12 equal installments of $14,864 plus interest at 7%.

	Interest
	Rate	2010	2011	2012	2013

Notes Payable — Former JAS Shareholders	7%	$101,176	$—	$—	$—

Notes Payable — Biocode	7%	1,093,146	1,361,540	1,361,540	1,817,983

		$1,194,322	$1,361,540	$1,361,540	$1,817,983

     Off-Balance Sheet Arrangements and Contractual Obligations
     The Company was not a party to any off-balance sheet arrangements during the three and nine-month periods ended March 31, 2010 and 2009.
     The following table presents the Company’s contractual obligations as of March 31, 2010 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$5,735,385	$1,194,322	$4,541,063	$0	$0

Operating lease agreements	4,182,529	911,103	1,817,751	1,261,877	191,798

Total	$9,917,914	$2,105,425	$6,358,814	$1,261,877	$191,798

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     The table below provides information about the Company’s financial instruments consisting of both variable and fixed interest rate debt obligations. For debt obligations, the table represents interest rates as of March 31, 2010:

Interest
Rate
Notes Payable — Former JAS Shareholders	7%

Notes Payable — Biocode	7%
       Exchange Rate Risk
     A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2010 and 2009, Drew recorded approximately $832,000 and $2,575,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the nine-month periods ended March 31, 2010 and 2009, Drew recorded approximately $3,071,000 and $4,811,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.

     Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2010 and 2009, Drew incurred approximately $1,516,000 and $2,158,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the nine-month periods ended March 31, 2010 and 2009, Drew recorded approximately $4,893,000 and $4,300,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively.
     The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
     The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

	Three months ended		Nine months ended
Total Foreign Sales	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Drew UK and Biocode	$832,498	$2,575,362	$3,071,096	$4,810,698

	Three months ended		Nine months ended
Total Foreign Expenses	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Drew UK and Biocode	$1,516,382	$2,157,517	$4,893,086	$4,300,104
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
     Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended

March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects could result in financial results that differ from market expectations.
     The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to uncertainty surrounding pending regulatory changes under French law. The Company does not know when this uncertainty will be resolved nor what impact the new law if enacted will have on Biocodes revenues in the future. For the nine-months ended March 31, 2010 Biocode generated a net loss from operations of $680,000. Also, the Company loaned approximately $29 million to Drew. The funds have been primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew.
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
For a complete list of risks previously disclosed see the Company’s Annual Report on Form 10-K for the period ended June 30, 2009.
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

Escalon Medical Corp. (Registrant)
Date: May 20, 2010	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May 20, 2010	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer