Form 10-K
period 2010-06-30
ESCALON MEDICAL CORP
filed 2010-10-12
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2009 was approximately $11,816,495, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
          As of September 27, 2010, the registrant had 7,526,430 shares of common stock outstanding.
Documents Incorporated by Reference:
          Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Escalon Medical Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2010

ii

PART 1
ITEM 1. BUSINESS
Company Overview
          Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. The Company sold certain assets of the Vascular business for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 13 to the Notes to Consolidated Financial Statements for additional information).
          The Company operates in the healthcare market specializing in the development, manufacture marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes and hematology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com.
          Drew Business
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew acquired JAS Diagnostics, Inc. (“JAS”) on May 29, 2008. JAS was established in 2000 and specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used in IVD tests. Many of these reagents are single vial stable, which offer ease of use, increased speed of results and extended on-board stability. Drew acquired certain assets of Biocode Hycel (“Biocode”) on December 31, 2008. Biocode specializes in the hematology consumables for the physician office and veterinary office laboratories. The operating results of JAS and Biocode are included as part of the Drew business segment as of May 29, 2008 and December 31, 2008, respectively.
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
          Hematology
          Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew’s Excell product lines are for use in the field of human hematology, and its Hemavet product line is for use in the veterinary field. The acquisition of Biocode added proprietary hematology reagents to the Drew hematology reagent portfolio of products.

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
          UBM
          The UBM is a high frequency/high resolution ultrasound device, designed to provide highly detailed information about the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre- and post-intraocular lens implantation and corneal refractive surgery. The device allows the surgeons to perform precise measurements within the anterior chamber of the eye.
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
          Medical/Trek Business
          Medical/Trek manufactures and distributes ophthalmic surgical products under the Company’s and/or Medical/Trek Medical Product’s names. Vitreoretinal ophthalmic surgeons primarily utilize the following products.
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
          Research and Development
          The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company’s Dallas, Texas, Miami, Florida and Rennes, France facilities. The Company conducts medical device and vascular access product development at its New Berlin, Wisconsin facility. The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2010, 2009 and 2008 were approximately $1,893,000, $3,256,000, and $3,798,000, respectively.
Manufacturing and Distribution
          The Company leases an aggregate of 79,865 square feet of space at its facilities in Texas, Connecticut, France and the United Kingdom and Florida. These sites are currently used for engineering, product design and development and product assembly. All of the Company’s medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company’s Dallas, Texas, Oxford, Connecticut, Miami, Florida, Rennes, France, and Barrow-in-Furness, United Kingdom facilities. See “Business Conditions” in “Management’s Discussion and Analysis of Financial Condition of Results of Operations” for additional information.
          The Company leases 13,500 square feet of space in Wisconsin, for its surgical products. and vascular access operations prior to its sale on April 30, 2010. The facility is currently used for product assembly related to Medical/Trek. The Company also leases 3,452 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.
          The Company designs, develops and services its ultrasound ophthalmic products at its 12,173 square foot facility in Lake Success, New York. The Company has achieved ISO13485 certification at all of its manufacturing facilities for all medical devices, ultrasound devices and consumables the Company produces. ISO13845 requires an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for disposable delivery systems, fiber optic light probes, medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology, vascular access products and certain ultrasound models.

          The manufacture, testing and marketing of each of the Company’s products entails risk of product liability. The Company carries product liability insurance to cover primary risk.
Governmental Regulations
          The Company’s products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company’s products are restricted or revoked, the Company could face delays that would impair the Company’s ability to generate funds from operations.
          The Company has received the necessary FDA and other necessary regulations clearances and approvals for all products that the Company currently markets. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA’s Good Manufacturing Practice regulations. Compliance with these regulations requires time-consuming detailed validation of manufacturing and quality control practices, FDA periodic inspections and other procedures. If the FDA finds any deficiencies in the validation processes, for example, the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.
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
          The Company has received CE approval on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE mark, some foreign countries require separate individual foreign regulatory clearances.
Marketing and Sales
          The Drew business segment sells its products through internal sales and marketing employees located in the United States, France and in the United Kingdom, as well as through a large network of distributors, both domestic and international.
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

Patents, Trademarks and Licenses
          The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2020. The Company has 13 United States patents and 28 patents issued abroad that cover the Company’s surgical products and pharmaceutical technology. Drew has approximately 72 patents related to its technology.
               On February 27, 2008, the Company settled all outstanding disputes and litigation with Intralase, Corp. (“Intralase”) pursuant to which the Company transferred to Intralase its ownership of all patents and intellectual property related the Company’s ultrafast laser technology formerly licensed to Intralase, the license agreement was terminated, and Intralase made a lump-sum payment to the Company of $9,600,000.
          The Company intends to vigorously defend its patents if the need arises.
          While in the aggregate the Company’s patents are of material importance to its business taken as a whole, the patents, trademarks and licenses that are the most critical to the Company’s ability to generate revenues is:
          The Escalon trademark is due for renewal on January 19, 2013, and the Company intends to renew the trademark. The Sonomed trademark was renewed in November 2006.
Competition
          There are numerous direct and indirect competitors of the Company in the United States and abroad. These competitors include ophthalmic-oriented companies that market a broad portfolio of products, including prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products and other eye care products; large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals; and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals and products and, to some extent, drug delivery systems. The Company’s competitors for medical devices and ophthalmic pharmaceuticals include, but are not limited to, Bausch & Lomb, Inc., Alcon Laboratories, Inc., Paradigm Medical, Inc., Quantel, Inc. and Accutome, Inc.
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
Human Resources
          As of June 30, 2010, the Company employed 178 employees. Of these employees, 87 of the Company’s employees are employed in manufacturing, 61 are employed in general and administrative positions, 14 are employed in sales and marketing and 16 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.
ITEM 1A. RISK FACTORS
Cautionary Factors That May Affect Future Results
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of risk factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
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
          Due to the Company’s history of operating losses, the Company’s auditors are uncertain that the Company will be able to continue as a going concern.
          The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2010 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive and any investment in the Company may be lost.
        The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in “Risk Factors”.
          Because the Company’s auditors have expressed a going concern qualification, the Company’s ability to obtain additional financing could be adversely affected.
        Because of continued losses, negative cash flows and debt payments, the Company has included going concern disclosure in Note 1 to its consolidated financial statements included in this report, addressing substantial doubt about the Company’s ability to continue as a going concern. This going concern disclosure could adversely affect the Company’s ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. If the Company seeks to raise funds in the future, it may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices or other terms that may not be as favorable as they would absent such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s stockholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.
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
          The Company continues to have recurring losses from prior acquisitions
          The Company has incurred recurring operating losses and negative cash flows from operating activities related to its Drew division which includes the recently acquired Biocode. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to uncertainty surrounding pending regulatory changes under French law. The Company does not know when this uncertainty will be resolved nor what impact the new law if enacted will have on Biocode’s revenues in the future. For the year ended June 30, 2010, Biocode generated a net loss of $636,000. Also, since the acquisition of Drew the Company loaned approximately $29 million to Drew, and during fiscal year ended June 30, 2010 invested additional capital in Biocode of approximately $1,200,000. The funds were primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew and Biocode. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted.
          The Company’s results fluctuate from quarter to quarter.
          The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:
•	Acquisitions, such as Drew, JAS and certain assets of Biocode and subsequent integration of the acquired business;

•	The timing and expense of new product introductions by the Company or its competitors, although the Company might not successfully develop new products and any such new products may not gain market acceptance;

•	The cancellation or delays in the purchase of the Company’s products;

•	Fluctuations in customer demand for the Company’s products;

•	Fluctuations in royalty income;

•	The gain or loss of significant customers;

•	Changes in the mix of products sold by the Company;

•	Competitive pressures on prices at which the Company can sell its products;

•	Announcements of new strategic relationships by the Company or its competitors;

•	Litigation costs and settlements; and

•	General economic conditions and other external factors such as energy costs.
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

          The Company’s cost saving initiatives may not be effective and the Company’s ability to develop products could be adversely affected by reduced research and development.
          The Company has implemented cost-saving initiatives that may not be effective in returning the Company to profitability. If these initiatives are insufficient, additional measures may be necessary. The cost savings initiatives include a reduction in research and development expenses which could hinder the Company’s ability to update or introduce new products.
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
          The success of products with which the Company’s products compete could have an adverse impact on the Company’s business.
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
          The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company’s goodwill and other intangible assets, pursuant to FASB issued authoritative guidence. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s financial position and operating results.
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
Substantially all of the Company’s cash and cash equivalents are held at a single financial institution.
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
Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on the Company.
        Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices the Company will be able to charge for the Company’s products, or the amounts of reimbursement available for its products from governmental agencies or third-party payors. These limitations could have a material adverse effect on the Company’s financial position and results of operations.
        Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for the Company’s products as well as the way in which the Company conducts the Company’s business. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures.
        The Company anticipates that out of the reform legislation will come a reduction in Medicare spending on services provided by hospitals and other providers and a form of sales or excise tax on the medical device manufacturing sector. Various healthcare reform proposals have also emerged at the state level. The Company cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the Company’s business, possibly materially. In addition, if the excise taxes contained in the House or Senate health reform bills are enacted into law, the Company’s operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          The Company does not believe there are any unresolved SEC staff comments.
ITEM 2. PROPERTIES
          The Company currently leases an aggregate of 114,844 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Drew’s administrative offices and/or manufacturing facilities in Barrow-in-Furness, United Kingdom, Dallas, Texas, Rennes, France (BioCode), Miami, Florida (JAS) and Waterford, Connecticut. (iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Medical/Trek’s distribution facility in New Berlin, Wisconsin. (v) EMI’s product design and development facility in Lawrence, Massachusetts. The corporate offices in Pennsylvania cover 5,854 square feet and expire in July 2013. The facility in the United Kingdom covers 2,508 square feet whose lease expires in January 2011. The facility in Texas covers 22,992 square feet whose lease expires in March 2014. The facility in Rennes covers 31,215 square feet and expires in December 2017. The Miami facility lease covers 20,000 square feet and expires in December 2013. The Connecticut facility lease covers 3,150 square feet and expires in November 2017. The New York facility leases covering 12,173 square feet, expires in August 2017. The Wisconsin lease, covering 13,500 square feet of space expires in December 2010. The Massachusetts lease, covering 3,452 square feet is a month to month lease. Annual rent under all of the Company’s property lease arrangements was approximately $928,540 for the year ended June 30, 2010.
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
ITEM 4. (Removed and Reserved)
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESMC.” The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ Capital Market.

	High	Low
Fiscal year ended June 30, 2010

Quarter ended September 30, 2009	$2.35	$1.73
Quarter ended December 31, 2009	$2.20	$1.45
Quarter ended March 31, 2010	$1.90	$1.43
Quarter ended June 30, 2010	$1.97	$1.43

Fiscal year ended June 30, 2009

Quarter ended September 30, 2008	$3.12	$2.00
Quarter ended December 31, 2008	$2.00	$0.88
Quarter ended March 31, 2009	$2.30	$1.40
Quarter ended June 30, 2009	$2.35	$1.60
          As of September 27, 2010, there were 1,264 holders of record of the Company’s common stock. On September 27, 2010 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.74 per share.
          The Company has never declared or paid a cash dividend on its common stock and presently intends to retain any future earnings to finance future growth and working capital needs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item IA of this Form 10-K.
          The Company’s continuing operations are primarily in four reportable business segments: Drew, Sonomed, Medical/Trek and EMI. Certain assets of the Vascular business were sold for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc (see footnote 13 of the Company’s June 30, 2010 annual consolidated financial statements for additional information).
          Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew added to its reagent business with the May 29, 2008 purchase of JAS and the December 31, 2008 acquisition of certain assets of BioCode (see footnote 14 of the Company’s June 30, 2010 annual consolidated financial statements for additional information).
          Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology.
          Prior to its sale on April 30, 2010, Vascular developed, manufactured and marketed vascular access products.
          Medical/Trek develops, manufactures and distributes ophthalmic surgical products under the Escalon Medical Corp. and/or Medical/Trek Medical Products names.
          EMI manufactures and markets digital camera systems for ophthalmic fundus photography. For a more complete description of these businesses and their products, see Item 1 – Description of Business.
          Executive Overview – Fiscal Years Ended June 30, 2010 and 2009
          The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue from continuing operations increased approximately $57,000 or 0.2% during fiscal year ended June 30, 2010 as compared to the prior fiscal year. The increase is primarily related to decreased sales in the Company’s Sonomed, and EMI business units which decreased approximately 12.2%, and 8.5% respectively, offset by sales increases in the Drew and Medical/Trek business units of 7.3% and 2.8%, respectively.

•	Other revenue from continuing operations increased approximately $852,000 or 640.6% during the fiscal year ended June 30, 2010, as compared to the prior fiscal year. The increase is due to the licensing of certain Biocode technology to TECOM for $888,000 in fiscal year 2010 (see footnote 12).

•	Cost of goods sold as a percentage of product revenue from continuing operations decreased to approximately 56.9% of product revenues during the fiscal year ended June 30, 2010, as compared to approximately 59.1% of product revenue for the prior fiscal year. Cost of goods sold in the Drew business segment was approximately 57.4% of product revenue during the fiscal year ended June 30, 2010, as compared to approximately 62.0% in the prior fiscal year. The aggregate cost of goods sold as a percentage of product revenue of the Sonomed, EMI and Medical/Trek business units during fiscal year ended June 30, 2010 increased to approximately 56.0% of product revenue from approximately 55.1% in the prior fiscal year.

•	Operating expenses increased approximately 7.8% during the fiscal year ended June 30, 2010 as compared to the prior fiscal year. This was due to increased marketing, general and administrative expenses of 20.2% offset by a 41.8% decrease in research and development expenses related to the decision to drastically reduce Sonomed’s and Drew’s research and development department.
Results of Operations
          Fiscal Years Ended June 30, 2010 and 2009
          The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2010 and 2009. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2010	2009	% Change
Product Revenue:

Drew	$19,403	$18,085	7.3%
Sonomed	8,055	9,175	-12.2%
EMI	1,902	2,078	-8.5%
Medical/Trek	1,297	1,262	2.8%

Total	$30,657	$30,600	0.2%

          Consolidated product revenue from continuing operations increased approximately $57,000 or 0.2%, to $30,657,000 during the year ended June 30, 2010 as compared to the last fiscal year.
          In the Drew business unit, product revenue increased $1,318,000, or 7.3%, as compared to last fiscal year. The increase in product revenue is related to the acquisition of Biocode in December 2008. The year ended June 30, 2010 includes 12 months of Biocode operations as compared to six months in the prior period.
          Product revenue decreased $1,120,000, or 12.2%, to $8,055,000 in the Sonomed business segment as compared to the last fiscal year. The decrease in product revenue was primarily caused by a decrease in product revenue at Sonomed’s European distributors related to the current difficult economic climate in Europe. Sonomed cannot determine when or if European sales volumes will rebound or if margins will materially improve. Overall weak economic conditions have also led to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition.
          Product revenue decreased $176,000, or 8.5%, in the EMI business segment when compared to the last fiscal year. The reduction is related to a general decline in the purchase of capital equipment by EMI’s customers related to the overall economic climate.
          In the Medical/Trek business unit, product revenue increased $35,000, or 2.8% , to $1,297,000 during the year ended June 30, 2010, as compared to the last fiscal year. The increase in Medical/Trek product revenue is attributed to Medical/Trek’s product line of Ispan intraocular gases and fiber optic light sources. However, the Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.

          The following table presents consolidated other revenue from continuing operations by reportable business segment for the fiscal years ended June 30, 2010 and 2009. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2010	2009	% Change
Other Revenue:

Drew	$985	$133	640.6%
Sonomed	—	—	0.0%
EMI	—	—	0.0%
Medical/Trek	—	—	0.0%

Total	$985	$133	640.6%

          Consolidated other revenue increased by approximately $852,000, or 640.6%, to $985,000 during the fiscal year ended June 30, 2010, as compared to the prior fiscal year. These increases are related to the licensing agreement entered into in June 2009 with TECOM (see footnote 12 to the Consolidated Financial Statements), which accounted for approximately $888,000 in other revenue for the year ended June 30, 2010. The increase related to the TECOM agreement was offset by lower royalties earned from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
          The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2010 and 2009. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2010	%	2009	%
Cost of Goods Sold:

Drew	$11,137	57.4%	$11,207	62.0%
Sonomed	4,558	56.6%	4,974	54.2%
EMI	866	45.5%	1,069	51.4%
Medical/Trek	881	67.9%	848	67.2%

Total	$17,442	56.9%	$18,098	59.1%

          Consolidated cost of goods sold from continuing operations totaled approximately $17,442,000, or 56.9%, of product revenue from continuing operations, for the fiscal year ended June 30, 2010, as compared to $18,098,000, or 59.1%, of product revenue from continuing operations, for the prior fiscal year.
          Cost of goods sold in the Drew business segment totaled $11,137,000, or 57.4%, of product revenue, for the fiscal year ended June 30, 2010 as compared to $11,207,000, or 62.0%, of product revenue, for the prior fiscal year. The decrease in the cost of goods sold as a percentage of revenue is due to the acquisition of certain assets of Biocode on December 31, 2008. Sales at Biocode consist primarily of higher margin reagent sales. In addition, the gross margin on Drew’s DREW 3 instrument, which is manufactured in France by an OEM partner, increased as a result of favorable Euro to Dollar exchange fluctuations during the year ended June 30, 2010.
          Cost of goods sold in the Sonomed business segment totaled $4,558,000, or 56.6%, of product revenue, for the fiscal year ended June 30, 2010 as compared to $4,974,000, or 54.2% of product revenue, for prior fiscal year. The increase in Sonomed’s cost of goods sold as a percentage of revenue is related to an increase in sales discounts during second half of the year ended June 30, 2010 as a result of sales to the more price sensitive international market and an obsolete inventory write down of approximately $60,000 during the fourth quarter of the year ended June 30, 2010.
          Cost of goods sold in the EMI business segment totaled $866,000, or 45.5%, of product revenue, for fiscal year ended June 30, 2010, as compared to $1,069,000, or 51.4%, of product revenue, for the last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to an increase in sales of Digital’s new high margin Axis product during the year ended June 30, 2010.
          Cost of goods sold in the Medical/Trek business segment totaled $881,000, or 67.9% of product revenue, for the fiscal year ended June 30, 2010, as compared to $848,000, or 67.2% of product revenue, for the last fiscal year.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2010 and 2009. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2010	2009	% Change
Marketing, General and Administrative:

Drew	$10,285	$7,090	45.1%
Sonomed	1,834	2,485	-26.2%
EMI	614	601	2.2%
Medical/Trek	2,959	2,885	2.5%

Total	$15,692	$13,061	20.2%

          Consolidated marketing, general and administrative expenses from continuing operations increased $2,631,000, or 20.2%, to $15,692,000 during the fiscal year ended June 30, 2010, as compared to the prior fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $3,195,000, or 45.1%, to $10,285,000 as compared to the same period last fiscal year. The increase is related to the acquisition of Biocode in December 2008. There are 12 months of activity included in the year ended June 30, 2010 as compared to six months of activity in the prior period. In addition, amortization expense increased approximately $200,000 during the year ended June 30, 2010 at the JAS business unit related to a change in the estimated life of the acquired customer list.
          Marketing, general and administrative expenses in the Sonomed business segment decreased by $651,000, or 26.2%, to $1,834,000 as compared to the prior fiscal year. The decrease is related to an austerity plan that was implemented in June 2009. The plan included a reduction in force, pay cuts of between 10%-20% for certain employees and reductions in trade shows, advertising, commissions, and consulting expenses.

          Marketing, general and administrative expenses in the EMI business segment increased $13,000 or 2.2% to $614,000 as compared to last fiscal year. The increase is related to increased advertising and trade show activity during the second half of the year ended June 30, 2010.
          The Medical/Trek business unit’s marketing, general and administrative expenses increased $73,000 or 2.5% to $2,959,000 as compared to the last fiscal year. The increase was due primarily by increased insurance premiums and accrued discretionary bonuses offset by reductions in force, lower compensation expense for directors, decreased expenses for third party consultants and legal expenses.
          The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2010 and 2009. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2010	2009	% Change
Research and Development:

Drew	$957	$1,800	-46.8%
Sonomed	560	1,085	-48.4%
EMI	361	362	-0.3%
Medical/Trek	16	9	77.8%

Total	$1,894	$3,256	-41.8%

          Consolidated research and development expenses from continuing operations decreased $1,362,000, or 41.8%, to $1,894,000 during the fiscal year ended June 30, 2010 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew, Sonomed and EMI business units.
          Research and development expenses in the Drew business segment decreased $843,000, or 46.8%, to $957,000. The decrease is related to the completion of the DS-360 during the year ended June 30, 2009 and the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects on an as needed basis.
          Research and development expenses in the Sonomed business segment decreased $525,000, or 48.4%, to $560,000 as compared to the last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the VuMax III.
          Research and development in the EMI business segment decreased $1,000 or 0.3%, to $361,000 as compared to the last fiscal year. Research and development expense is related to the continued upgrading of our digital imaging product offering and fluctuates depending on the scope of individual projects.
          Gain on sale of assets was approximately $0 and $92,000 during the fiscal years ended June 30, 2010 and 2009, respectively, due to the sale of assets at Drew related to Drew’s decision to outsource future machine shop operations. For the year ended June 30, 2010 the Company had net income from discontinued operations of $3,474,351 which included a gain on the sale of certain vascular assets of $3,493,311.
          The Company recognized a loss of approximately $75,000 and $65,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2010 and 2009, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 13 of the notes to consolidated financial statements.)
          Interest income was $0 and $19,000 for the fiscal years ended June 30, 2010 and 2009, respectively. The decrease was due to lower cash balances.
          Interest expense was $427,000 and $216,000 for the fiscal years ended June 30, 2010 and 2009, respectively. The increase is related to increased debt related to the JAS and Biocode acquisitions.
     Results of Operations
          Fiscal Years Ended June 30, 2009 and 2008
          The following table shows consolidated product revenue from continuing operations by business segment as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change
Product Revenue:

Drew	$18,085	$13,332	35.7%
Sonomed	9,175	9,367	-2.1%
EMI	2,078	1,762	17.9%
Medical/Trek	1,262	1,410	-10.5%

Total	$30,600	$25,871	18.3%

          Consolidated product revenue increased approximately $4,729,000, or 18.3%, to $30,600,000 during the year ended June 30, 2009 as compared to the pervious fiscal year.
          In the Drew business unit, product revenue increased $4,753,000, or 35.7%, as compared to the fiscal year ended June 30, 2008. The increase is primarily due to the acquisition of JAS on May 29, 2008 and of Biocode Hycel on December 31, 2008 which combined increased revenue by $4,405,000. The remainder of the increase is primarily due to strong sales of Drew’s DREW 3 instrument which received FDA approval on December 18, 2008.
          Product revenue decreased $192,000, or 2.1%, to $9,175,000 in the Sonomed business segment as compared to the fiscal year ended June 30, 2008. This decrease in volume is related to the global economic downturn and the effect it had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions also led to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition. (see “Goodwill Impairment-Sonomed below and footnote 4 of notes to consolidated financial statements for further discussion).
          Product revenue increased $316,000, or 17.9% to $2,078,000, in the EMI business segment, when compared to the fiscal year ended June 30, 2008. The EMI product offering of digital imaging systems continued to expand and saw increased market acceptance during the year ended June 30, 2009.
          In the Medical/Trek business unit, product revenue decreased $148,000, or 10.5%, to $1,262,000 during the year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was related to the continued aging of Medical/Trek’s product offerings.

          The following table presents consolidated other revenue by reportable business segment for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change
Other Revenue:

Drew	$133	$222	-40.1%
Sonomed	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	0	0.0%

Total	$133	$222	-40.1%

          Consolidated other revenue decreased by approximately $89,000, or 40.1%, to $133,000 during the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was due to decreased royalties earned from Bio-Rad royalty agreement (see footnote 11 of notes to the consolidated financial statements).
          The following table presents consolidated cost of goods sold from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	%	2008	%
Cost of Goods Sold:

Drew	$11,207	62.0%	$8,928	67.0%
Sonomed	4,974	54.2%	5,029	53.7%
EMI	1,069	51.4%	820	46.5%
Medical/Trek	848	67.2%	995	70.6%

Total	$18,098	59.1%	$15,772	61.0%

          Consolidated cost of goods sold totaled approximately $18,098,000, or 59.1%, of product revenue, for the fiscal year ended June 30, 2009, as compared to $15,772,000, or 61.0%, of product revenue, for the fiscal year ended June 30, 2008.
          Cost of goods sold in the Drew business segment totaled $11,207,000, or 62.0%, of product revenue, for the fiscal year ended June 30, 2009, as compared to $8,928,000, or 67.0%, of product revenue, for the fiscal year ended June 30, 2008. The decrease in the cost of goods sold as a percentage of revenue is due to the acquisitions of JAS on May 29, 2008 and certain assets of Biocode on December 31, 2008. Sales at both of these divisions consist primarily of higher margin reagent sales. These higher margin sales had been offset by margin compression related to the continued strength of the Euro against the US Dollar which negatively affects the margins on Drew’s new DREW 3 offering that is manufactured in France by an OEM partner.
          Cost of goods sold in the Sonomed business segment totaled $4,974,000, or 54.2%, of product revenue, for the fiscal year ended June 30, 2009 as compared to $5,029,000, or 53.7%, of product revenue, for the fiscal year ended June 30, 2008. The increase in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in sales discounts during the period as a result of sales to the more price sensitive international market combined with a decrease in overall domestic sales.
          Cost of goods sold in the EMI business segment totaled $1,069,000, or 51.4%, of product revenue, for fiscal year ended June 30, 2009, as compared to $820,000, or 46.5%, of product revenue, for the fiscal year ended June 30, 2008. The increase as a percentage of product revenue was due to the need to increase discounts related to the difficult economic environment experienced during the current year.
          Cost of goods sold in the Medical/Trek business segment totaled $848,000, or 67.2%, of product revenue, for the fiscal year ended June 30, 2009, as compared to $995,000, or 70.6%, of product revenue, for the fiscal year ended June 30, 2008. The decrease as a percentage of product revenue was due to price increase to its customers.
          The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change
Marketing, General and Administrative:

Drew	$7,090	$5,287	34.1%
Sonomed	2,485	2,219	12.0%
EMI	601	605	-0.7%
Medical/Trek	2,885	4,298	-32.9%

Total	$13,061	$12,409	5.3%

          Consolidated marketing, general and administrative expenses from continuing operations increased $652,000, or 5.3%, to $13,061,000 during the fiscal year ended June 30, 2009, as compared to the fiscal year ended June 30, 2008.
          Marketing, general and administrative expenses in the Drew business segment increased $1,803,000, or 34.1%, to $7,090,000, as compared to the fiscal year ended June 30, 2008. The increase was primarily due to the acquisitions of JAS on May 29, 2008 and certain assets of Biocode on December 31, 2008 offset by significantly lower legal fees during the fiscal year ended June 30, 2009 and by reductions in force implemented in June 2008.
          Marketing, general and administrative expenses in the Sonomed business segment increased by $266,000, or 12.0%, to $2,485,000, as compared to the fiscal year ended June 30, 2008. The increase was due primarily to the addition of a marketing consultant in the United States and the addition of a consultant in South-east Asia and increased travel and advertising related to marketing and trade show activity during the fiscal year ended June 30, 2009.
          Marketing, general and administrative expenses in the EMI business segment decreased $4,000, or .7%, to $601,000, as compared to the fiscal year ended June 30, 2008.
          The Medical/Trek business unit’s marketing, general and administrative expenses decreased $1,413,000 or 32.9% to $2,885,000, as compared to the fiscal year ended June 30, 2008. The decrease was due primarily to a reduction in force, lower compensation expense for directors, decreased expenses for third party consultants in valuation services, information technology and accounting, and a reduction in legal fees.
          The following table presents consolidated research and development expenses by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2009 and 2008. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2009	2008	% Change
Research and Development:

Drew	$1,800	$2,745	-34.4%
Sonomed	1,085	779	39.3%
EMI	362	268	35.1%
Medical/Trek	9	6	50.0%

Total	$3,256	$3,798	-14.3%

          Consolidated research and development expenses from continuing operations decreased $542,000, or 14.3%, to $3,256,000 during the fiscal year ended June 30, 2009, as compared to the fiscal year ended June 30, 2008. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Drew, Sonomed and EMI business units.
          Research and development expenses in the Drew business segment decreased $945,000, or 34.4%, to $1,800,000. The decrease is related to the decision made in June 2008 to drastically reduce Drew’s research and development department and move to an outsourced research and development model.
          Research and development expenses in the Sonomed business segment increased $306,000 or 39.3%, to $1,085,000 as compared to the fiscal year ended June 30, 2008. The increase is primarily due to consulting expenses incurred during the year related to the development two new products, the VuMax III, and the PacScan Plus. The PacScan Plus received FDA approval in September 2009. Additional work on the VuMax III was suspended (see below and footnote 4 of the notes to the consolidated financial statements for further discussion).
          Research and development in the EMI business segment increased $94,000 or 35.1%, to $362,000, as compared to the fiscal year ended June 30, 2008. The increase was primarily due to higher expenses during the fiscal year ended June 30, 2009 related to the development of the new Axis product.
          Gain on sale of assets was approximately $92,000 and $0 during the fiscal years ended June 30, 2009 and 2008, respectively due to the sale of assets at Drew related to Drew’s decision to outsource future machine shop operations.
          The Company recognized a loss of approximately $65,000 and $88,000 related to its investment in OTM during the fiscal years ended June 30, 2009 and 2008, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 16 of the notes to Consolidated Financial Statements.)
          Interest income was $19,000 and $299,000 for the fiscal years ended June 30, 2009 and 2008, respectively. The decrease was due to lower cash balances and effective yields on investments.

          Interest expense was $216,000 and $12,000 for the fiscal years ended June 30, 2009 and 2008, respectively. The increase was related to increased debt related to the JAS and Biocode acquisitions.
Goodwill Impairment-Sonomed
          During the last six months of fiscal year 2009 Sonomed experienced a significant decrease in demand for its product offerings. The Company believes that this decrease in volume is related to the global economic downturn and the effect it has had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions have also lead to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition. These uncertainties in the market along with increased competition from existing competitors and emerging technologies has made it difficult for Sonomed to project future revenue and cash flow. The effect these conditions had on fiscal 2009’s actual performance as compared to budgeted performance was significant with actual profitability approximately 65% lower than anticipated. The Company believes that these negative sales and profitability trends will continue for the foreseeable future and thus will have a significant negative affect on Sonomed’s estimated future operating results and cash flow. Sonomed reduced its work force by 13% during the fourth quarter of the year ended June 30, 2009 in response to these uncertainties. Sonomed projected that these events will negatively affect the evaluation of the future operating results and cash flows of Sonomed.
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
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Sonomed segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Sonomed in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,526,000 of the goodwill recorded at Sonomed was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations totaling $9,526,000 for the year ended June 30, 2009.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
Goodwill Impairment-Drew
        Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material effect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2008, and a contract dispute with Point Care Technologies (“PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 8 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).
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

Liquidity and Capital Resources
          The following table presents overall liquidity and capital resources as of June 30, 2010 and 2009. Table amounts are in thousands:

	June 30,
	2010	2009
Current Ratio:

Current assets	$16,748	$17,561
Less: Current liabilities	5,998	6,848

Working capital	$10,750	$10,713

Current ratio	2.8 to 1	2.6 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,254	$1,375
Long-term debt	2,916	4,741

Total debt	4,170	6,116

Total equity	12,065	12,439

Total capital	$16,235	$18,555

Total debt to total capital	25.7%	33.0%

Working Capital Position
          Working capital increased $37,000 as of June 30, 2010, and the current ratio increased to 2.8 to 1 from 2.6 to 1 when compared to June 30, 2009. The increase in working capital was caused primarily by an increase in cash of $1,532,000 to $3,342,000 in 2010 from $1,810,000 in 2009. Accounts receivable decreased by $373,000, to $4,481,000 in 2010 from $4,854,000 in 2009, Net inventory decreased $2,852,000 to $6,979,000 in 2010 from $9,831,000 in 2009, and discontinued operations provided $290,000 in 2010. Overall total current assets decreased $813,000 to $16,748,000 in 2010 from $17,561,000 in 2009. Total current liabilities, which consist of current portion of long term debt, accounts payable and accrued expenses, decreased $850,000, to $5,998,000 in 2010 from $6,848,000 in 2009. The decrease in current liabilities was due principally to a decrease in accounts payable of $1,016,000 to $1,538,000 in 2010 from $2,554,000 in 2009.
          Debt to Total Capital Ratio improved to 25.7% in 2010 from 33.0% in 2009 as a result of the long-term debt payments paid by the Company in 2010.
          Cash Used In or Provided By Operating Activities
          During fiscal 2010, the Company used approximately $468,000 of cash for operating activities as compared to using approximately $1,688,000 for operating activities during the year ended June 30, 2009.
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
          Cash Flows Used In Investing and Financing Activities
          Cash flows provided from investing activities for 2010 were approximately $4,108,000. This increase is due to net cash from the sale of Vascular of $4,338,000, which is offset by purchases of fixed assets of $190,000 and investment in OTM of $39,000.
          Cash flows used in investing activities for 2009 were approximately $489,000. This amount is made up of purchases of fixed assets of $218,000, investment in OTM of $42,000, and the purchase of certain assets of Biocode in the amount of $324,000 and offset by the collection on a note receivable of $100,000.
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
          Cash flows used in financing activities in the amount of $1,177,000 during 2010 relate to repayment of debt.
          Cash flows provided by financing activities in the amount of $527,000 during 2009 relate to repayment of debt of $502,000, and offset by the proceeds of $1,029,000 from the issuance of common stock.
       The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.
       If the Company seeks to raise raising funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would be absent such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
Debt History
          On December 31, 2008 Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment was due in December 2009 at an annual interest rate of 7%; this payment was paid on June 30, 2010 pursuant to an agreement reached with the seller;

•	thereafter, every nine months after June 30, 2010, an interest payment is due at an annual interest rate of 7%;

•	June 30, 2010 the principal payment of Euro 800,000 was made;

•	June 30, 2011 a principal payment of Euro 1,000,000 is due;

•	December 31, 2011 a principal payment of Euro 1,000,000 is due; and

•	December 31, 2012 a principal payment of Euro 1,375,000 is due.
          The payment amount in United States Dollars will be determined on the payment due date, based upon the then current exchange rate between the United States Dollar and the Euro.
          On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS. The note is collateralized by JAS’s common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate as published by the Bank of America. On August 30, 2009 one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370; this amount will be repaid in 12 equal installments of $14,864 plus interest at 7%. The remaining balance of this debt as of June 30, 2010 is $33,692.
          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements as of and for the fiscal years ended June 30, 2010 and 2009. The following table presents the Company’s contractual obligations as of June 30, 2010 (interest is not included in the table as it is not material):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$4,170,738	$1,254,492	$2,916,246	$0	$0

Operating lease agreements	4,464,925	862,654	1,657,158	1,153,944	791,169

Total	$8,635,663	$2,117,146	$4,573,404	$1,153,944	$791,169

          Forward-Looking Statement About Significant Items Likely To Impact Liquidity
       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the fiscal year ended June 30, 2010 do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on our future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing the Company’s continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base.
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
        The Company has incurred recurring operating losses and negative cash flows from operating activities related to its Drew division which includes the recently acquired Biocode. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to uncertainty surrounding pending regulatory changes under French law. The Company does not know when this uncertainty will be resolved nor what impact the new law if enacted will have on Biocode’s revenues in the future. For the year ended June 30, 2010, Biocode generated a net loss from operations of $636,000. Also, since its acquisition of Drew the Company loaned approximately $29 million to Drew, and during fiscal year ended June 30, 2010 invested additional capital in Biocode of approximately $1,200,000. The funds were primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew and Biocode. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company’s results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company’s growth.
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
          As of June 30, 2010, the Company was in compliance with these continued listing requirements.
          Critical Accounting Policies
          The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in this Form 10-K. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of

America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates warranty liabilities and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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

          Income/(Loss) Per Share
          The Company computes net income/(loss) per share under the provisions of FASB issued authoritative guidance.
          Under the provisions of FASB issued authoritative guidance, basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the impact is anti-dilutive. Basic earnings per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.
          Taxes
          Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company’s income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.
          In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. FASB issued authoritative guidance concerning accounting for income taxes also requires that the deferred tax assets be reduced by a valuation allowance, if based on the available evidence, it is more likely that not that all or some portion of the recorded deferred tax assets will not be realized in future periods.
          In evaluating the Company’s ability to recover the Company’s deferred tax assets, management considers all available positive and negative evidence including the Company’s past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.
          Through June 30, 2010, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
     The Company has adopted FASB issued guidance related to accounting for uncertainty in income taxes, which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under the FASB guidance a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.

          Stock-Based Compensation
          Effective July 1, 2007, the Company adopted the FASB issued authoritative guidance on share-based payments”. SFAS 123(R) is a revision of SFAS No. 123 and supersedes ABP Opinion No. 25. The Company used the modified prospective transition method and therefore did not have to restate results for prior periods. Under this transition method, stock-based compensation expense for 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, July 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award.
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
     In October 2009, the FASB issued authoritative guidance that amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.
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
     In June 2009, the FASB issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
     In June 2009, the FASB issued authoritative guidance that eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
     In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. The Company has evaluated subsequent events through October 12, 2010, which is the date these financial statements were issued.
ITEM 7A. QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash flows. In the normal course of doing business, the Company is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.
          Interest Rate Risk
          The table provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates. (See note 6 of the notes to consolidated financial statements for further information regarding the Company’s debt obligations.)

	Interest
	Rate	2011	2012	2013	Total
Notes Payable — Former JAS Shareholders	7%	$33,692	$—	$—	$33,692

Notes Payable — Bio Code	7%	$1,220,800	$1,220,800	$1,695,446	$4,137,046

          Currency Fluctuations
          For the years ended June 30, 2010, 2009 and 2008, approximately 16.3%, 19.6% and 13.2%, respectively, of the Company’s net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then the Company’s earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro and the United Kingdom Pound Sterling resulted in decreases of approximately $393,000, in net revenues in 2010 compared to 2009, increases of approximately $323,000, in net revenues in 2009 compared to 2008. During the three years ended June 30, 2010, no subsidiary was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net sales and revenues and on loss from continuing operations was not material.
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
          The following table presents foreign revenue as a percentage of total revenue:

	2010	2009	2008
Total	$16,186,116	$15,414,655	$12,661,554
Total Net Revenue	$31,641,579	$30,732,984	$26,091,615

Foreign revenue as a percent of total revenue	51.2%	50.2%	48.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Escalon Medical Corp.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the year ended June 30, 2010 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the ongoing debt payments on the debt related to the Biocode Hycel acquisition and continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
October 12, 2010

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,342,422	$1,810,045
Accounts receivable, net	4,481,249	4,853,856
Inventory, net	6,978,714	9,830,922
Other current assets	521,341	1,065,823
Assets of discontinued operations	1,424,183	—

Total current assets	16,747,909	17,560,646
Furniture and equipment, net	672,490	892,966
Goodwill	1,124,018	2,065,236
Trademarks and trade names	694,006	694,006
Patents, net	1,284,109	1,824,172
Covenant not to compete and customer list, net	1,480,264	1,880,639
Other assets	4,140	137,737

Total assets	$22,006,936	$25,055,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,254,492	$1,374,711
Accounts payable	1,537,860	2,553,481
Accrued expenses	2,499,879	2,919,540
Liabilities of discontinued operations	705,635	0

Total current liabilities	5,997,866	6,847,732

Long-term debt, net of current portion	2,916,246	4,741,207
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	3,944,067	5,769,028

Total liabilities	9,941,932	12,616,760

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 7,526,430 issued and outstanding at June 30, 2010 and June 30, 2009	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,583,905	67,458,745
Accumulated deficit	(56,646,366)	(56,232,503)
Accumulated other comprehensive loss	(613,521)	(528,586)

Total shareholders’ equity	12,065,004	12,438,642

Total liabilities and shareholders’ equity	$22,006,936	$25,055,402

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2010	2009	2008
Net revenues:
Product revenue	$30,656,518	$30,600,177	$25,869,540
Other revenue	985,061	132,807	222,075

Revenues, net	31,641,579	30,732,984	26,091,615

Costs and expenses:
Cost of goods sold	17,442,816	18,097,777	15,771,685
Marketing, general and administrative	15,692,087	13,060,528	12,408,561
Research and development	1,893,182	3,255,634	3,798,374
Goodwill impairment	0	9,525,550	9,574,655

Total costs and expenses	35,028,085	43,939,489	41,553,275

Income (loss) from operations	(3,386,506)	(13,206,505)	(15,461,660)

Other (expense) income
Gain on sale of assets	0	91,871	0
Equity in Ocular Telehealth Management, LLC	(74,911)	(65,387)	(88,206)
Interest income	285	18,562	299,538
Interest expense	(427,083)	(216,274)	(11,827)

Total other income (expense)	(501,709)	(171,228)	199,505

Net loss from continuing operations before taxes	(3,888,215)	(13,377,733)	(15,262,155)

Provision for income taxes	0	0	134,990

Net income (loss) from continuing operations	(3,888,215)	(13,377,733)	(15,397,145)
Net income from discontinued operations, including gain on disposal of $3,493,311 during 2010	3,474,351	412,697	337,502

Net loss	$(413,864)	$(12,965,036)	$(15,059,643)

Net income (loss) per share
Basic:
Continuing operations	$(0.52)	$(1.87)	$(2.41)
Discontinued operations	0.46	0.06	0.05

Net income (loss)	$(0.06)	$(1.81)	$(2.36)

Diluted:
Continuing operations	$(0.52)	$(1.87)	$(2.41)
Discontinued operations	0.46	0.06	0.05

Net income (loss)	$(0.06)	$(1.81)	$(2.36)

Weighted average shares — basic	7,526,430	7,137,541	6,389,008

Weighted average shares — diluted	7,526,430	7,137,541	6,389,008

See notes to the consolidated financial statements

ESCALON MEDICAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS FOR THE YEARS ENDED
JUNE 30, 2010, 2009 and 2008

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2007	6,499,357	$6,499	$1,601,346	$66,044,938	$(28,207,824)	$(39,353)	$39,405,606
Comprehensive Income (Loss):
Net loss	0	0	0	0	(15,059,643)	0	(15,059,643)
Foreign currency translation	0	0	0	0	0	(67,710)	(67,710)

Total comprehensive income(loss)	0	0	0	0	(15,059,643)	(67,710)	(15,127,353)
Exercise of stock options	27,073	27	0	7,435	0	0	7,462
Compensation expense	0	0	0	246,757	0	0	246,757

BALANCE AT JUNE 30, 2008	6,526,430	6,526	1,601,346	66,299,130	(43,267,467)	(107,063)	24,532,472
Issuance of common stock	1,000,000	1,000	0	895,886	0	0	896,886
Issuance of warrants	0	0	132,114	0	0	0	132,114
Comprehensive Income (loss):
Net loss	0	0	0	0	(12,965,036)	0	(12,965,036)
Foreign currency translation	0	0	0	0	0	(421,523)	(421,523)

Total comprehensive income (loss)					(12,965,036)	(421,523)	(13,386,559)
Compensation expense	0	0	0	263,729	0	0	263,729
BALANCE AT JUNE 30, 2009	7,526,430	7,526	1,733,460	67,458,745	(56,232,503)	(528,586)	12,438,642
Comprehensive Income (loss):
Net loss	0	0	0	0	(413,864)	0	(413,864)
Foreign currency translation	0	0	0	0	0	(84,935)	(84,935)

Total comprehensive income (loss)	0	0	0	0	(413,864)	(84,935)	(498,798)
Compensation expense				125,160			125,160

BALANCE AT JUNE 30, 2010	7,526,430	$7,526	$1,733,460	$67,583,905	$(56,646,366)	$(613,521)	$12,065,004

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2010	2009	2008
Cash Flows from Operating Activities:
Net (loss) before discontinued operations	$(3,888,215)	$(13,377,733)	$(15,397,145)
Adjustments to reconcile net (loss) before discontinued operations to net cash (used in) operating activities:
Depreciation and amortization	1,147,050	742,460	535,059
Goodwill Impairment	—	9,525,550	9,574,655
Compensation expense related to stock options	125,160	263,729	246,757
Change in accrued post-retirement benefits	—	(59,179)	—
Gain on sale of assets	—	(91,871)	28,421
Loss of Ocular Telehealth Management, LLC	74,911	65,387	88,206
Change in operating assets and liabilities:
Accounts receivable, net	12,246	123,220	1,006,811
Inventory, net	2,394,907	1,044,131	(555,939)
Other current and long-term assets	672,610	(727,306)	207,680
Accounts payable, accrued and other liabilities	(1,296,456)	177,109	1,204,368

Net cash (used in) operating activities from continuing operations	(757,787)	(2,314,503)	(3,061,127)
Net cash provided by operating activities from discontinued operations	290,029	626,167	124,636

Net cash (used in) operating activities	(467,758)	(1,688,336)	(2,936,491)

Cash Flows from Investing Activities:
Collection on note receivable	—	100,000	—
Investment in Ocular Telehealth Management, LLC	(39,400)	(42,000)	(69,000)
Purchase of fixed assets	(190,351)	(217,834)	(536,506)
Purchase of Biocode Hycel France, S.A.	—	(323,975)	—
Purchase of JAS Diagnostics, net of cash acquired	—	—	(1,324,706)

Net cash (used in) investing activities from continuing operations	(229,751)	(483,809)	(1,930,212)
Net cash (used in)/provided by investing activities from discontinued operations inlcuding proceeds from sale of vascular assets	4,337,680	(5,352)	(76,652)

Net cash (used in)/provided by investing activities	4,107,929	(489,161)	(2,006,864)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(1,176,980)	(501,745)	(150,200)
Issuance of common stock — private placement	—	1,029,000	—
Issuance of common stock — stock options	—	—	7,462

Net cash provided by/(used in) financing activities	(1,176,980)	527,255	(142,738)

Effect of exchange rate changes on cash & cash equivalents	(930,815)	(248,170)	(84,913)

Net increase (decrease) in cash and cash equivalents	1,532,377	(1,898,412)	(5,171,006)

Cash and cash equivalents, beginning of period	1,810,045	3,708,456	8,879,462

Cash and cash equivalents, end of period	$3,342,422	$1,810,045	$3,708,456

Interest paid	$618,032	$25,325	$11,827

Income taxes refund (paid)	$0	$0	$(114,174)

Issuance of long-term debt for JAS acquisition		$0	$752,623

Sale of Equipment
Note receivable for equipment		$100,000
Net book value of equipment sold		(8,129)
Gain of sale of equipment		(91,871)

Cash received for equipment		$—

Acquistion of Bio Code Hycel France, S.A.

Working capital other than cash		$3,944,102
Fixed assets		50,442
Intangibles and other assets		2,194,471
Long term debt		(5,865,040)

Cash paid to acquire Biocode-Hycel France S.A		$323,975

See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements
1. Going Concern
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced in the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The 2010 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
     The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.
     If the Company seeks to raise funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that my not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.
2. Organization and Description of Business and Business Conditions
          The Company is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
          Fair Value of Financial Instruments
          The On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to fair value measurement for financial assets and liabilities. The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company’s interest rates approximate current interest rates. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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

          With respect to additional consideration related to the sale of Silicone Oil by Bausch & Lomb revenue is recognized upon notification from the other parties of amount earned or upon receipt of royalty payments.
          Biocode has fulfilled all of its obligations related to the TECOM agreement and has recognized the entire amount related to the contract of approximately $888,000 as other income for the year ended June 30, 2010 (see note 12).
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
          Inventories
          Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventories is as follows:

	June 30,
	2010	2009
Raw materials	$6,914,502	$7,222,070
Work in process	446,966	822,446
Finished goods	1,044,242	2,512,202

	8,405,710	10,556,718
Valuation allowance	(1,426,996)	(725,796)

Total inventory	$6,978,714	$9,830,922

     Valuation allowance activity for the years ended June 30, 2010 and 2009 was as follows:

	June 30,
	2010	2009
Balance, July 1	$725,796	$467,824
Provision for valuation allowance	919,250	267,832
Write-off’s	(218,050)	(9,860)

Balance, June 30	$1,426,996	$725,796

          Accounts Receivable
          Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2010 and 2009 was as follows:

	June 30,
	2010	2009
Balance, July 1	$641,309	$473,187
Provision for bad debts	551,295	178,255
Write-off’s	(222,489)	(10,133)

Balance, June 30	$970,115	$641,309

          Property and Equipment
          Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2010, 2009 and 2008 was $405,876, $784,347 and $582,511, respectively.
          Property and equipment consist of the following at:

	June 30,
	2010	2009
Equipment	$2,391,504	$2,946,677
Furniture and Fixtures	91,963	62,846
Leasehold Improvements	76,645	33,922

	2,560,112	3,043,445
Less: Accumulated depreciation and amortization	(1,887,622)	(2,150,479)

	$672,490	$892,966

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

          Intangible Assets
          The Company follows FASB issued authoritative guidance for recording Goodwill and Other Intangible Assets, which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with FASB issued authoritative guidance, these assets are tested for impairment on an annual basis. There was no impairment of goodwill for the year ended June 30, 2010. See footnote 4 for details on goodwill impairment charge related to Drew and Sonomed in prior periods.
          During the fiscal year ended June 30, 2010, the Company reduced its estimate of the useful life of its customer list in the JAS business unit to better reflect the remaining useful life of the list. This change had the effect of increasing the net loss from continuing operations for the year ended June 30, 2010 by approximately $200,000, or $.03 per share.
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
          Stock-Based Compensation
          Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2010, 2009 and 2008 there was $238,084, $363,244 and $266,348, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The remaining cost is expected to be recognized over a weighted average period of 2.65 years. For the years ended June 30, 2010, 2009 and 2008, $125,160, $263,729, and $246,757, was recorded as compensation expense, respectively.
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
          The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2010, 2009 and 2008. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued as this is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2010, 2009 and 2008, $0, $110,690 and $152,074, was recorded as compensation expense, respectively.
          Research and Development
          All research and development costs are charged to operations as incurred.
          Advertising Costs
          Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2010, 2009 and 2008 was $67,959, $121,087, and $173,054, respectively.
          Net Income (loss) Per Share
          Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
          A reconciliation of the denominator of the basic and diluted earnings per share for the three years ended June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Basic Weighted average shares outstanding	7,526,430	7,137,541	6,389,008

Effect of dilutive securities — Stock options and warrants	0	0	0

Diluted weighted average shares outstanding	7,526,430	7,137,541	6,389,008

          For the years ended June 30, 2010, 2009 and 2008 the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). No warrants or options were issued in fiscal year 2010. As of June 30, 2010, 2009 and 2008, respectively, there were 150,000, 270,000 and 120,000 warrants, respectively, issued to purchase shares of Escalon common stock were outstanding, respectively (see note 7). These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company’s common stock making the warrants anti-dilutive.
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
          The Company follows the FASB issued authoritative guidance for accounting for income taxes which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.
          Comprehensive Income (Loss)
          The Company reports comprehensive income in accordance with the FASB issued authoritative guidance which establishes standards for reporting comprehensive income and its component in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.
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
          Subsequent Events
          The Company has evaluated subsequent events through October 12, 2010, which is the date the financial statements were available to be issued.
          Reclassification
          Certain amounts were reclassed from the June 30, 2009 and 2008 presentations to conform with the current year presentation.
          New Accounting Pronouncements
          Recently Issued Accounting Standards
     In October 2009, FASB issued amended revenue recognition authoritative guidance for arrangements with multiple deliverables. The new authoritative guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.
     In October 2009, the FASB issued authoritative guidance that amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.
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
     In June 2009, the FASB issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
     In June 2009, the FASB issued authoritative guidance that eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending June 30, 2011 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.
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
          The Company adopted FASB authoritative guidance effective July 1, 2001 for goodwill and identified intangible assets that have indefinite lives. These assets are no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise.
          In accordance with authoritative guidance effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets at Sonomed and Drew exceeded their fair values at June 30, 2009 and 2008, respectively, and therefore were impaired. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations.
          The authoritative guidance makes use of the concept of reporting units. All acquisitions must be assigned to a reporting segment or unit. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined by FASB issued authoritative guidance related to disclosures about segments of an enterprise and related information.
          The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. There was no impairment of goodwill for the year ended June 30, 2010.
Goodwill Impairment-Sonomed
          During the last six months of fiscal year ended June 30, 2009, Sonomed experienced a significant decrease in demand for its product offering. The Company believes that this decrease in volume was related to the global economic downturn and the effect it has had on the ability of Sonomed’s traditional customer base to add additional or upgraded capital equipment at this time. These troubling economic conditions have also lead to increased sales discounts to Sonomed’s distributors in order to entice end users to purchase or to compete with toughening competition. These uncertainties in the market along with increased competition from existing competitors and emerging technologies have made it difficult for Sonomed to project future revenue and cash flow. The effect these conditions had on fiscal 2009’s actual performance as compared to budgeted performance was significant with actual profitability approximately 65% lower than anticipated. The Company believed that these negative sales and profitability trends will continue for the foreseeable future and thus will have a significant negative affect on Sonomed’s estimated future operating results and cash flow. Sonomed reduced its work force by 13% during the fourth quarter of the year ended June 30, 2009 in response to these uncertainties. Sonomed projected that these events will negatively affect the evaluation of the future operating results and cash flows of Sonomed.
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
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Sonomed segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Sonomed in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,526,000 of the goodwill recorded at Sonomed was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $9,526,000 for the year ended June 30, 2009.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

Goodwill Impairment-Drew
          Drew encountered a series of events during the third and fourth quarters of the fiscal year ended June 30, 2008 that had a material effect on the valuation of our goodwill related to the purchase of Drew. These events include a development delay of Drew’s DS-360 instrument that Drew had previously anticipated would be completed by the fourth quarter of the fiscal year ending June 30, 2008, and a contract dispute with Point Care Technologies (“PCT”) that has delayed the development of Drew’s 2280 HT HIV instrument (see footnote 9 “Commitments and Contingencies” in the notes to the financial statements in the Company’s Form 10-K annual report for the fiscal year ended June 30, 2008).
          The development of Drew’s proposed new diabetes instrument, the DS-360, has been indefinitely delayed because of difficulties related to the final phase of its development. The DS-360 was to be Drew’s next generation diabetes instrument, which is a key line of business for Drew. The uncertainty of the DS-360’s completion combined with the continued aging of Drew’s existing diabetes instrument offerings had a negative impact on Drew’s estimated future operating results and cash flow. Drew, in consultation with independent consultants, continues to evaluate the development status of the DS-360 project. Until the evaluation is completed, Drew cannot estimate the timing of the 510(k) application submission for the instrument to the FDA or whether the submission will be made.
          Also, Drew had anticipated that the joint development project it had undertaken with PCT of Drew’s 2280 HT HIV instrument would be completed during the fiscal year ended June 30, 2008. In December 2008 Drew settled a contract dispute with PCT relating to this project. As part of the settlement, dated November 3, 2008 Drew and PCT are no longer jointly developing the 2280 HT HIV instrument and Drew is unable to estimate when or if the 2280 HT HIV instrument will be completed. Drew undertook the development effort at considerable cost because it believed that the 2280 HT HIV instrument had significant potential in monitoring the status of HIV patients. The uncertainty whether the 2280 HT HIV will be completed has had a negative impact on Drew’s estimated future operating results and cash flow.
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
          The first step of the FASB authoritative guidance impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to Drew, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 14%.
          Based on the annual income approach analysis that was separately performed for each operating segment, it was determined that in the Drew segment the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for Drew in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $9,574,655 of the goodwill recorded at Drew was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $9,574,655 for the year ended June 30, 2008.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

          The following table presents unamortized intangible assets by business segment as of June 30, 2010 and 2009:

	2010	2009
	Net	Net
	Carrying	Carrying
	Amount	Amount
Goodwill

JAS	$93,181	$93,181
Vascular	0	941,218
Medical/Trek/EMI	1,030,837	1,030,837

Total	$1,124,018	$2,065,236

	2010	2009
	Net	Net
	Carrying	Carrying
	Amount	Amount
Trademarks and tradenames

Sonomed	$601,806	$601,806
JAS	89,000	89,000
Medical/Trek/EMI	3,200	3,200

Total	$694,006	$694,006

          Patents
          It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $549,477 and $203,607 at June 30, 2010 and 2009, respectively. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $310,120, $149,205 and $89,123, respectively.
          Amortization expense, relating entirely to patents, is estimated to be approximately $261,000 in each year 2011 and 2012, $234,000 in 2013 and $226,000 in each year 2014 and 2015.
          Covenant Not to Compete and Customer Lists
          The Company recorded the value of covenants not to compete and customer lists as intangible assets as part of the acquisitions of MRP, JAS and Biocode (see note 14). The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimated useful lives, between 5 and 10 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $888,778 and $449,395 at June 30, 2010 and 2009, respectively. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $439,383, $190,073 and $96,647, respectively.
          Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $422,000 in 2011, $385,000 in each year 2012 and 2013 and $288,000 in 2014.

The following table presents amortized intangible assets as of June 30, 2010:

			Adjusted
	Gross		Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Medical/Trek/EMI/Drew	$251,361	$—	$251,361	$(165,186)	$86,175
Biocode	1,582,225		1,582,225	(384,291)	1,197,934

Total	$1,833,586	$0	$1,833,586	$(549,477)	$1,284,109

Covenant Not To Compete/ Customer List

JAS	$1,461,397	$—	$1,461,397	$(375,092)	$1,086,305
Biocode	464,676	—	464,676	(107,635)	357,041
EMI	442,969	—	442,969	(406,051)	36,918

Total	$2,369,042	$0	$2,369,042	$(888,778)	$1,480,264

          The following table presents amortized intangible assets as of June 30, 2009:

			Adjusted
	Gross		Gross
	Carrying		Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amortization	Value
Amortized Intangible Assets Patents

Medical/Trek/EMI/Drew	$254,851	$—	$254,851	$(133,333)	$121,518
Biocode	1,772,928	—	1,772,928	(70,274)	1,702,654

Total	$2,027,779	$—	$2,027,779	$(203,607)	$1,824,172

Covenant Not To Compete/ Customer List

JAS	$1,461,397	$—	$1,461,397	$(97,426)	$1,363,971
Biocode	425,668	—	425,668	(42,566)	383,102
EMI	442,969	—	442,969	(309,403)	133,566

Total	$2,330,034	$—	$2,330,034	$(449,395)	$1,880,639

5. Accrued Expenses
          The following table presents accrued expenses:

	June 30, 2010	June 30, 2009
Accrued compensation	$1,167,113	$953,390
Warranty accruals	168,714	164,820
Other accruals	1,164,052	1,801,330

Total accrued expenses	$2,499,879	$2,919,540

          Accrued compensation as of June 30, 2010 and 2009 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities.
6. Long-Term Debt
          On December 31, 2008 Drew acquired certain assets of Biocode for $5,922,000 (4,200,000 Euros) plus acquisition costs of approximately $129,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment was due in December of 2009 at an annual interest rate of 7%; this payment was paid on June 30, 2010 pursuant to an agreement reached with the seller;

•	thereafter, every nine months after June 30, 2010, an interest payment is due at an annual interest rate of 7%;

•	June 30, 2010 the principal payment of Euro 800,000 was made;

•	June 30, 2011 a principal payment of Euro 1,000,000 is due;

•	December 31, 2011 a principal payment of Euro 1,000,000 is due; and

•	December 31, 2012 a principal payment of Euro 1,375,000 is due.
     On May 29, 2008 Drew issued a note payable in the amount of $752,623 related to the purchase of JAS Diagnostics, Inc. The note is collateralized by JAS’ common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate as published by the Bank of America. On August 30, 2009 one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370; this amount is being repaid in 12 equal installments of $14,864 plus interest at 7%. The remaining balance of this debt as of June 30, 2010 is $33,692.

          Annual maturities of long-term debt are as follows:

Year
Ending
June 30,	Total
2011	$1,254,492
2012	1,220,800
2013	1,695,446

Total	4,170,738

Current portion of long-term debt	1,254,492

Long-term portion	$2,916,246

7. Capital Stock Transactions
          Stock Option Plans
          As of June 30, 2010, Escalon had in effect five employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,152 shares of the Company’s common stock remain available for issuance as of June 30, 2010. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2010, options to purchase 965,688 shares of the Company’s common stock were outstanding, of which 849,438 were exercisable, and 129,575 shares were reserved for future grants.
          The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2010, 2009 and 2008:

		2010		2009	2008
	Common	Weighted	Common	Weighted	Common	Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	1,039,077	$4.70	884,577	$5.27	752,535	$5.53

Granted	—	$—	154,500	$2.21	135,500	$3.05

Exercised	—	$—	—	$—	(2,458)	$3.02

Forfeited	(73,389)	$2.10	—	$—	(1,000)	$3.05

Outstanding at the end of the year	965,688	$4.65	1,039,077	$4.70	884,577	$5.27

Exercisable at the end of the year	849,438		886,944		779,519

Weighted average fair value of options granted during the year		$—		$2.21		$3.05
The following table summarizes information about stock options outstanding as of June 30, 2010:

		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
	June, 30	Life	Exercise	June, 30	Exercise
	2010	(Years)	Price	2010	Price

Range of Exercise Prices

$1.45 to $2.12	46,817	1.55	$1.55	46,817	$1.55

$2.37 to $2.77	419,492	7.33	$2.65	303,242	$2.65

$4.97 to $5.59	73,000	5.28	$5.05	73,000	$5.05

$6.19 to $6.19	168,250	4.08	$6.19	168,250	$6.19

$6.94 to $8.06	258,129	4.47	$7.41	258,129	$7.41

Total	965,688			849,438

          Compensation expense related to stock options for the years ended June 30, 2010, 2009 and 2008 was $125,160, $263,729 and $246,757, respectively.

          Sale of Common Stock and Warrants
               On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, which expire in 5 years. The warrants have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses of $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,526,430 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants.
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

8. Income Taxes
          The provision for income taxes for the years ended June 30, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current income tax provision

Federal	$—	$—	$—
State	—	—	134,990

	—	—	134,990

Deferred income tax provision

Federal	324,169	(2,328,920)	130,565
State	76,040	(546,290)	30,626
Change in valuation allowance	(400,208)	2,875,210	(161,191)

	—	—	—

Income tax expense	$—	$—	$134,990

          Income taxes as a percentage of income for the years ended June 30, 2010, 2009 and 2008 differ from statutory federal income tax rate due to the following:

	2010	2009	2008

Statutory federal income tax rate	-34.0%	-34.0%	-34.0%
Change in valuation allowance	34.0%	34.0%	34.0%
State income taxes, net of federal tax impact	—	—	—
Other	—	—	—

Effective income tax rate	0.0%	0.0%	0.0%

          As of June 30, 2010, the Company had deferred income tax assets of $12,935,577. The deferred income tax assets has a valuation allowance of $12,921,341. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
          The components of the net deferred tax income tax assets and liabilities as of June 30, 2010 and 2009 are as follows:

	2010	2009

Deferred income tax assets:

Net operating loss carryforward	$10,447,391	$10,872,291
Executive post retirement costs	349,459	349,459
General business credit	207,698	450,199
Allowance for doubtful accounts	313,963	218,045
Accrued vacation	159,054	167,154
Inventory reserve	401,457	236,219
Accelerated depreciation	—	808
Accelerated amortization on goodwill and other intangible assets	998,707	971,335
Warranty reserve	57,848	56,039

Total deferred income tax assets	12,935,577	13,321,549
Valuation allowance	(12,921,341)	(13,321,549)

	14,236	—
Deferred income tax liabilities:
Accelerated depreciation	(14,236)	—

Total deferred income tax liabilities	(14,236)	—

	$0	$—

          As of June 30, 2010, the Company has a valuation allowance of $12,921,341, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $29,900,000 and $2,933,000, respectively, of which $5,769,000 and $1,983,000, respectively, will expire over the next ten years, and $24,131,000 and $949,000, respectively, will expire in years eleven through twenty. Approximately $3,787,000 of federal net operating losses expired June 30, 2010. Not included in the $29,900,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2010 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.
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

          Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2010, the Company did not have any significant unrecognized tax benefits.
          The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.
9. Commitments and Contingencies
          Commitments
          The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2010 are as follows:

Lease
Year Ending	Obligations
2011	$862,654
2012	819,940
2013	837,218
2014	638,733
2015	515,211
Thereafter	791,169

Total	$4,464,925

Rent expense charged to continuing operations during the years ended June 30, 2010, 2009 and 2008 was approximately $854,800, $782,700 and $711,778, respectively.
          Contingencies
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
          On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. The Company’s discretionary contribution for the fiscal years ended June 30, 2010, 2009 and 2008 was $0, $35,788, and $36,699, respectively.
          On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew’s United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which were effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew’s United Kingdom Employees. Drew contributions for the fiscal years ended June 30, 2010, 2009 and 2008 was $0, $28,766 and $31,242, respectively.
          On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman and Chief Executive Officer. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of his termination of services with the Company under the following circumstances.
•	If the covered executive retires, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If the covered executive dies before his retirement while employed by the Company, the Company would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

•	If the covered executive were to become disabled while employed by the Company, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If the covered executive were to die within three years after suffering such disability, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If the covered executive’s employment with the Company is terminated by the Company, or if the executive terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay the executive $8,000 per month for life. If the covered executive were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

$1,028,000 was accrued at June 30, 2010 and 2009, which represents the approximate present value of the supplemental retirement benefits awarded.

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
12. TECOM Agreement
          On June 25, 2009 BioCode entered into a License and Supply Agreement with TECOM Science Corporation (“TECOM”) for the sale of certain intellectual property and distribution rights in China from Biocode for the purpose of manufacturing the Xenia instrument and the purchasing of reagents for the Xenia for its own use and for sale to its customers in China for 750,000 Euros. TECOM has the exclusive right to manufacture the Xenia into a form for marketing and sale to end users under TECOM’S trademark and/or trade name within China. TECOM has the exclusive rights to constitute the Xenia reagents into a form for marketing and sale to end users under TECOM’s trademark and/or trade name within China. TECOM provided Biocode an exclusive right to the use of any improvements or modifications to the Xenia. The Agreement remains in effect for a period of 20 years and is renewable for an additional 10 years. Biocode has fulfilled all of its responsibilities under the contract and has recognized the entire contract amount in other revenue for the year ended June 30, 2010.
          The following table presents other revenue received by the Company for the years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008
Bio-Rad royalty	$48,215	$132,807	$222,075
Other income-JAS	49,236	0	0
TECOM royalty-BHH	887,610	0	0

Total	$985,061	$132,807	$222,075

13. Discontinued Operations
          In an effort to enhance stockholder value, improve working capital and enable us to focus on the Company’s core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the Company divested certain Vascular Access assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one- time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010 and the company has no significant continuing involvement in the operations of Vascular. Vascular Access generated approximately $210,000 in gross profit related to the supply agreement.
The following table summarizes the results of discontinued operations for the three years ended June 30, 2010 (in thousands):

	2010	2009	2008
Revenue, net	$3,427	$3,868	$4,119

Cost of Goods Sold	1,574	1,450	1,538
Market, general and administrative	1,612	1,786	1,984
Research & Development	260	219	260

Total Costs	3,446	3,455	3,782

Net income (loss) from operations	(19)	413	337
Gain on sale of assets	3,493	—	—

Net income	$3,474	$413	$337

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at June 30, 2010 (in thousands):

2010
Assets
Accounts receivable, trade	$325
Inventory	342
Other assets	7
Receivable from sale of vascular assets	750

Total Assets	$1,424

Liabilities
Payable related to sale of vascular assets	500
Accrued expenses and other liabilities	$206

Net assets of discontinued operations	$718

14. Acquisition of Biocode Hycel and JAS Diagnostics, Inc.
          Biocode Hycel Acquisition
          On December 31, 2008 Drew acquired certain assets of Biocode for $5,922,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
•	the first interest-only payment was due in December of 2009 at an annual interest rate of 7%; this payment has not yet paid due to an agreement reached with the seller;

•	thereafter, every nine months after June 30, 2010, an interest payment is due at an annual interest rate of 7%;

•	June 30, 2010 a principal payment of Euro 800,000 was made;

•	June 30, 2011 a principal payment of Euro 1,000,000 is due;

•	December 31, 2011 a principal payment of Euro 1,000,000 is due; and

•	December 31, 2012 a principal payment of Euro 1,375,000 is due.
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
          Employees essential to continue to conduct normal operations were not transferred to Biocode Hycel. Key employees remained with the IDS (“seller”) to continue to operate the remaining components of their company. These key missing skills include chemists with hematology background, quality control personnel, senior management and administrative personnel.
          Access to customers that would buy the outputs of the transferred set is limited. Since the Company only purchased certain assets of the seller , both the Company and the seller will attempt to sell outputs to the same customers. The customers of the seller bought both hematology products (now the out put of Biocode Hycel) and biochemistry products still produced by the seller         . It will take time for the customers to adjust to this new arrangement.
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

          JAS Diagnostics, Inc. Acquisition
          On May 29, 2008 Drew acquired the stock of JAS for $2,100,000 less assumed liabilities of $127,975. The sales price was payable 33% in cash and 67% (see footnote 6) in debt from Drew to three of the JAS shareholders and 100% cash for the remaining two JAS shareholders. JAS provides design, development, validation and manufacturing services for vitro diagnostic chemistry reagents to there customers. The operating results of JAS are included as part of the Drew business segment as of May 30, 2008.
          The Company accounted for the purchase under SFAS 141. Under FASB issued authoritative guidance, the Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired to obtain a leading edge technology platform in the digital imaging marketplace. The application of purchase accounting under FAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill in the amount of $93,181. The allocation process requires an analysis of acquired fixed assets, contracts, customer lists and relationships, trademarks, patented technology, service markets, contractual commitments, legal contingencies and brand value to identify and record the fair value of all assets acquired and liabilities assumed.
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

15. Segment Reporting
          The Company’s continuing operations are classified into four principal reporting segments for 2010, 2009 and 2008. On April 30, 2010, certain assets of Vascular Access were sold for $5,750,000, see footnote 13 for additional information.
          Table amounts in thousands:
Segment Statements of Operations (in thousands) — Year ended June 30,

	Drew			Sonomed
	2010	2009	2008	2010	2009	2008

Revenues, net:
Product revenue	$19,403	$18,085	$13,332	$8,055	$9,175	$9,367
Other revenue	985	133	222	—	—	—

Total revenue, net	20,388	18,218	13,554	8,055	9,175	9,367

Costs and expenses:
Cost of goods sold	11,137	11,207	8,928	4,558	4,974	5,029
Marketing, General & Admin	11,843	7,090	5,287	2,384	3,247	3,824
Research & Development	957	1,800	2,745	560	1,085	779
Goodwill Impairment	—	—	9,575	—	9,526	—

Total costs and expenses	23,937	20,097	26,535	7,502	18,832	9,632

(Loss) income from operations	(3,549)	(1,879)	(12,981)	553	(9,657)	(265)

Other (expense) and income:

Gain (loss) on sale of assets	—	92	—	—	—	—
Equity in OTM	—	—	—	—	—	—
Interest income	—	—	—	—	—	—
Interest expense	(416)	(216)	(12)	—	—	—

Total other (expense) and income	(416)	(124)	(12)	—	—	—

Income from continuing operations	(3,965)	(2,003)	(12,993)	553	(9,657)	(265)

Net gain from discontinued operation	—	—	—	—	—	—

Income taxes	—	—	—	—	—	26

Net (loss) income	$(3,965)	$(2,003)	$(12,993)	$553	$(9,657)	$(291)

Segment Statements of Operations (in thousands) — Year ended June 30,

	EMI			Medical/Trek			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Revenues, net:
Product revenue	$1,902	$2,078	$1,762	$1,297	$1,262	$1,410	$30,657	$30,600	$25,871
Other revenue	—	—	—	—	—	—	985	133	222

Total revenue, net	1,902	2,078	1,762	1,297	1,262	1,410	31,642	30,733	26,093

Costs and expenses:
Cost of goods sold	866	1,069	820	881	848	995	17,442	18,098	15,772
Marketing, General & Admin	744	774	605	721	1,957	2,699	15,692	13,061	12,415
Research & Development	361	362	268	16	9	6	1,894	3,256	3,798
Goodwill Impairment	—	—	—	—	—	—	—	9,526	9,575

Total costs and expenses	1,971	2,205	1,693	1,618	2,814	3,700	35,028	43,941	41,560

(Loss) income from operations	(69)	(127)	69	(321)	(1,552)	(2,290)	(3,386)	(13,208)	(15,467)

Other (expense) and income:

Gain on sale of assets	—	—	—		—	—		92	—
Equity in OTM	—	—	—	(75)	(65)	(88)	(75)	(65)	(88)
Interest income	—	—	—	—	19	299	—	19	299
Interest expense	(10)	—	—	—	—	—	(426)	(216)	(12)

Total other (expense) and income	(10)	—	—	(75)	(46)	211	(501)	(170)	199

Income from continuing operations	(79)	(127)	69	(396)	(1,598)	(2,079)	(3,887)	(13,385)	(15,268)

Net gain from discontinued operations	—	—	—	—	—	—	3,474	413	344

Income taxes	—	—	—	—	—	109	—	—	135

Net (loss) income	$(79)	$(127)	$69	$(396)	$(1,598)	$(2,188)	$(413)	$(12,965)	$(15,059)

          The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic (“IVD”) instrumentation and consumables for use in human and veterinary hematology. On April 30, 2010, the Company sold its Vascular business. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the Medical/Trek business unit.
          During the fiscal years ended June 30, 2010, 2009 and 2008, Drew derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. These products are used by medical personnel to assist in gaining access to arteries and veins in difficult cases. Medical/Trek derived its revenue from the sale of ISPAN™ gas products and various disposable ophthalmic surgical products. EMI derived its revenue from CFA digital imaging systems and related products.
          No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2010, 2009 and 2008. Of the external revenue reported above, the following amounts were derived internationally during the years ended June 30:

	2010	2009	2008
Drew	$11,787,155	$9,417,050	$6,587,050
Sonomed	4,398,961	5,931,351	5,858,763
EMI	—	42,300	53,700
Medical/Trek	0	23,954	31,864

	$16,186,116	$15,414,655	$12,531,377

16. Related-Party Transactions
          Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2010, Escalon had invested $399,000 in OTM and owned 45% of OTM. The Company provides administrative support functions to OTM. For the years ended 2010, 2009 and 2008 the Company recorded losses of $74,911, $65,387, and $88,206, respectively.
          Richard J. DePiano, Sr., the Company’s Chief Executive Officer. participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $157,332 which represented 80% of an amount due from a Drew customer in Algeria, as of June 30, 2010 the entire amount of the receivable was collected. The receivable from Algeria, was not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.75% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Mr. DePiano was paid back in full and was paid $6,351 in interest on the transaction during the year ended June 30, 2010.
17. Fair Value Measurements
          On July 1, 2008, the Company adopted the FASB-issued authoritative guidance for the fair value of financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy established prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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
          The Company determined that the fair value of the outstanding debt approximates their outstanding balances based on the remaining short term maturity of the note for JAS and the Biocode Hycel debt acquired in May 2008 and December 2008, respectively, and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the debt to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material affect on our financial statements.
     As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2010.
     Pursuant to the rules of the SEC, the Company’s management’s report on internal control over financial reporting is furnished with this Annual Report on Form 10-K and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or

otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting. The Company’s management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the Company’s management’s report on internal control over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2010 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a) Documents Filed as Part of This Annual Report on Form 10-K:
     (1) Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 20, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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

3.1	(a)	Restated Articles of Incorporation of Registrant. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.5	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Registrant and American Stock Transfer Corporation. (3)

4.6		Securities Purchase Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.7		Registration Rights Agreement, dated as of December 31, 1997 by and among the Registrant and Combination. (4)

4.8		Warrant to Purchase Common Stock issued December 31, 1997 to David Stefansky. (4)

4.9		Warrant to Purchase Common Stock issued December 31, 1997 to Combination. (4)

4.10		Warrant to Purchase Common Stock issued December 31, 1997 to Richard Rosenblum. (4)

4.11		Warrant to Purchase Common Stock issued December 31, 1997 to Trautman, Kramer & Company. (4)

10.6		Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (9)

10.9		Assets Sale and Purchase Agreement between the Registrant and Endologix, Inc. dated January 21, 1999. (5)

10.13		Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.15		Registrant’s Amendment and Supplement Agreement and Release between the Registrant and Endologix, Inc. dated February 28, 2001. (10)

10.29		Registrant’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30		Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.31		Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32		Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33		Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34		Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.36		Vascular Access Sales Agreement dated April 30, 2010. (17)

21		Subsidiaries. (11)

23.1		Consent of Independent Registered Public Accounting Firm (*).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith.

**	Management contract of compensatory plan.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.

(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.

(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).

(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.

(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.

(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp. (Registrant)
By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Dated: October 12, 2010
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano Richard J. DePiano	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 12, 2010

By:	/s/ Robert M. O’Connor Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2010

By:	/s/ Anthony Coppola Anthony Coppola	Director	October 12, 2010

By:	/s/ Jay L. Federman Jay L. Federman	Director	October 12, 2010

By:	/s/ William L.G. Kwan William L.G. Kwan	Director	October 12, 2010

By:	/s/ Lisa Napolitano Lisa Napolitano	Director	October 12, 2010

By:	/s/ Fred Choate Fred Choate	Director	October 12, 2010