Form 10-K/A
period 2010-06-30
ESCALON MEDICAL CORP
filed 2010-10-28
CIK 862668

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
          As of September 27, 2010, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
     The following table sets forth information with respect to our directors and our executive officers as of October 26, 2010.

Name	Age	Position
Richard J. DePiano	69	Chairman and Chief Executive Officer
Richard J. DePiano, Jr.	44	President and General Counsel
Robert M. O’Connor	49	Chief Financial Officer
Mark G. Wallace	41	Chief Operating Officer
Anthony J. Coppola	73	Director
Jay L. Federman	72	Director
William L.G. Kwan	69	Director
Lisa A. Napolitano	47	Director
Fred G. Choate	64	Director
          Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 26, 2010. Officers serve at the discretion of the board of directors. The President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman and Chief Executive Officer, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
     Mr. DePiano has been a Class III director, whose term ends in 2011, since February 1996 and has served as our Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund since 1986. Mr. DePiano also serves as chairman of the board of directors of PhotoMedex, Inc.
     Mr. DePiano, Jr. was appointed our President and General Counsel of the Company on January 1, 2008. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors and was President from 2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority.
     Mr. O’Connor was appointed our Chief Financial Officer on June 30, 2006. Mr. O’Connor joined us from BDO Seidman, LLP, where he served as a senior manager from 2004 to 2006. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P., where he served in the middle market advisory services group from 1998 until 2000. He held positions of controller and chief financial officer of Science Dynamics, a manufacturer of high tech telecom equipment, from 2000 until 2002, and Ianieri & Giampapa, LLC, a certified public accounting firm, from 2002 until 2004. Mr. O’Connor holds an MBA from Rutgers University — Graduate School of Management and a B.S. from Kean University. He is a certified public accountant and a member of the American Institute of Certified Public Accountants (AICPA).
     Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of the our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 18 years experience in the medical device industry.
     Mr. Coppola has served on our board of directors since 2000. He is a Class I director, and his term ends in 2012. Mr. Coppola is the principal and operator of The Historic Town of Smithville, Inc., a real estate and commercial property company from 1988 to present; Retired Division President of SKF Industries, a manufacturing company, from 1963 to 1986. Mr. Coppola’s experience as an owner and operator of various companies enables him to provide our board of directors and management with an appropriate perspective on operations. Further, Mr. Coppola’s executive and leadership experience in managing a division of a global manufacturing company provides him with a valuable perspective from which to contribute to our board and management. We believe that Mr. Coppola’s executive, operational and financial experience qualifies him to serve as a member of our board and our chairman of our audit committee.
     Dr. Federman has served on our board of directors since 1996. He is a Class III director, and his term ends in 2011. Jay Federman, M.D. is an ophthalmologist subspecializing in the management of vitreo-retinal diseases with Associated Retinal Consultants. He is currently an Attending Surgeon at Wills Eye Institute and a Professor of Ophthalmology at Jefferson Medical College. His Directorships include the Research Department of Wills Eye Hospital from 1987 to 1995, Chief of the Department Ophthalmology of the Medical College of PA from 1994 to 2004, Co-Director of the Retina Service of Wills Eye Hospital from 1991 to 1999 and a Director of the Vitreo-Retinal Research Foundation of Philadelphia. He is a member of the American Academy of Ophthalmology, American College of Surgeons, American Ophthalmological Society, Association of Research in Vision and Ophthalmology, Club Jules Gonin, Macula Society, and the Retina and Vitreous Societies. Dr. Federman’s extensive and leadership experience in the practice of ophthalmology provides him with a unique and valuable perspective from which to contribute to the Board and management, as it oversees its ophthalmology operations. We believe that Dr. Federman’s lengthy experience with us, his practical, operational and medical experience qualifies him to serve as a member of our board of directors.
     Mr. Kwan has served on our board of directors since 1999. He is a Class I director, and his term ends in 2012. Mr. Kwan is the retired Vice President of Business Development of Alcon Laboratories, Inc. a medical products company, from October 1996 to 1999, and Vice President of International Surgical Instruments from November 1989 to October 1999. Mr. Kwan’s executive and leadership experience in the ophthalmology business provides him with a valuable perspective from which to contribute to our board of directors, as it oversees its Ophthalmology operations. We believe that Mr. Kwan’s executive, operational and financial experience qualifies him to serve as a member of our board of directors and our audit committee.
     Ms. Napolitano has served on our board of directors since 2003. She is a Class II director, and her term ends at the next annual meeting. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principals, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.
     Mr. Choate has served on our board of directors since 2005. He is a Class II director, and his term ends at the next annual meeting. Mr. Choate has served as the Managing Member of Atlantic Capital Funding LLC, a venture capital fund, from 2003 to present, Managing Member of Atlantic Capital Management LLC, a venture capital fund, from 2004 to present; Baltic-American Enterprise Fund, a venture capital fund, Chief Investment Officer from 2003 to present; Managing Member of Greater Philadelphia Venture Capital Corp., a venture capital fund, from 1992 to present. Mr. Choate has been a director of Parke Bank since 2003. Mr. Choate was formerly one of our directors from 1998 to 2003. Mr. Choate has extensive banking, business and industry experience, both in leadership positions, as Managing Member of several venture capital funds and his lengthy experience serving on boards of various companies. Mr. Choate’s substantial financial, banking, corporate, executive and operational experience, in addition to his prior board experience, qualify him to serve on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2010.
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
Objectives of Compensation Program
     Our compensation committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance shareholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success.
     We have no retirement plans or deferred compensation programs in effect for our non-employee directors except for our 401(k) plan in which the executive officers are eligible to participate and our executive officers and our Supplemental Executive Retirement and Benefit Agreement with Richard J. DePiano, our Chairman and Chief Executive Officer. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a non-equity incentive plan, as that term is used in the FASB issued authoritative guidance related to share based payments.
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
Elements of Our Compensation Plan and How Each Element Relates to Objectives
     There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives.
Base Salaries
     Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. Adjustments to each individual’s base salary are made in connection with annual performance reviews in addition to the assessment of market competitiveness.
Bonus
     Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2010, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2010, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
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
     The compensation committee has considered whether our overall compensation program for employees in fiscal 2010 creates incentives for employees to take excessive or unreasonable risks that could materially harm the company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.
Accounting and Tax Considerations
     On July 1, 2007, we adopted in the FASB issued authoritative guidance related to share based payments. Under this accounting standard, we are required to value stock options granted in fiscal year 2007 and in subsequent fiscal years under the fair value method and expense those amounts in the income statement over the vesting period of the stock option. We were also required to value unvested stock options granted prior to our adoption of the FASB issued authoritative guidance related to share based payments under the fair value method and amortize such expense in the income statement over the stock option’s remaining vesting period. A material portion of such amortizing expense relates to option grants made to our executive officers.
     Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2008, 2009 and 2010 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2008, 2009 or 2010.
Overview of Executive Employment Agreements and 2008 Equity-Based Awards
     On May 12, 1998, we entered into an employment agreement with Richard J. DePiano, our Chairman and Chief Executive Officer. The initial term of the employment agreement commenced on May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party’s determination not to renew the agreement. The current base salary provided under the agreement, as adjusted for yearly cost of living adjustments, is $313,303 per year, and the agreement provides for additional incentive compensation in the form of a cash bonus to be paid to Mr. DePiano at the discretion of our board of directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance.
     On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to Mr. DePiano in the event of his termination of service Mr. DePiano with us under the following circumstances:
•	If Mr. DePiano retires, we are obligated to pay Mr. DePiano $8,000 per month for life, with payments commencing the month after retirement. If Mr. DePiano were to die within a period of three years after such retirement, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to the covered executive and his beneficiaries in the aggregate.

•	If Mr. DePiano dies before his retirement, while employed by us, we would be obligated to make 36 monthly payments to his beneficiaries of $8,000 per month commencing in the month after his death.

•	If Mr. DePiano were to become permanently disabled while employed by us, we would be obligated to pay him $8,000 per month for life, with payments commencing the month after he suffers such disability. If Mr. DePiano were to die within three years after suffering such disability, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to Mr. DePiano and his beneficiaries in the aggregate.

•	If Mr. DePiano’s employment with is terminated by us, or if he terminates his employment with us for good reason, as defined in the agreement, we would be obligated to pay him $8,000 per month for life. If Mr. DePiano were to die within a period of three years after such termination, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.
          During the fourth quarter of fiscal 2005, we recorded as an expense in our consolidated statement of income, $1,027,821, which represents the present value of the supplemental retirement benefits awarded.

Compensation of Named Executive Officers
     Summary Compensation Table
     The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers during each of the fiscal years ended June 30, 2010, 2009 and 2008 (the “Named Executive Officers”).

							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards(1)	Compensation	Earnings	Compensation (2)	Total
Richard J. DePiano	2010	$313,303	$—	$—	$38,580	$—	$—	$22,233	$374,116
Chairman and	2009	$349,319	$—	$—	$51,856	$—	$—	$20,040	$421,215
Chief Executive Officer	2008	$336,343	$—	$—	$57,653	$—	$—	$9,600	$403,596

Richard J. DePiano, Jr.	2010	$167,670	$—	$—	$27,301	$—	$—	$9,600	$204,571
President and	2009	$191,407	$—	$—	$16,592	$—	$—	$9,600	$217,599
General Counsel	2008	$180,000	$—	$—	$18,448	$—	$—	$9,600	$208,048

Robert M. O’Connor	2010	$191,330	$—	$—	$19,247	$—	$—	$9,600	$220,177
Chief Financial Officer	2009	$217,062	$—	$—	$16,592	$—	$—	$9,600	$243,254
	2008	$205,400	$—	$—	$8,547	$—	$—	$9,600	$223,547

Mark Wallace	2010	$147,150	$—	$—	$11,267	$—	$—	$—	$158,417
Chief Operating Officer	2009	$161,004	$—	$—	$4,428	$—	$—	$—	$165,432
	2008	$93,246	$60,000	$—	$2,849	$—	$—	$—	$156,095

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010, in accordance with in the FASB issued authoritative guidance related to share based payments. Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures during fiscal 2010. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period (see “Long-Term Incentives” under Compensation Discussion and Analysis). No options were exercised by the named executives during the year ended June 30, 2010.

(2)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
     Grants of Plan Based Awards
     The following table sets forth certain information regarding plan-based awards granted during the fiscal year ended June 30, 2010.

								All Other	All Other
			Estimated Future			Estimated Future		Stock Awards	Option Awards		Grant Date
			Payouts Under			Payouts Under		Number of	Number of	Exercise or	Fair Value
			Non-Equity Incentive			Equity Incentive		Shares of	Securities	Base Price	of Stock
	Grant	Plan Awards			Plan Awards			Stock or	Underlying	of Option	and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Award (1)
Richard J. DePiano	11/16/2009	—	—	—	—	—	—	—	20,000	$1.51	$23,971

Richard J. DePiano, Jr.	11/16/2009	—	—	—	—	—	—	—	12,000	$1.51	$14,382

Robert M. O’Connor	11/16/2009	—	—	—	—	—	—	—	14,000	$1.51	$16,780

Mark Wallace	11/16/2009	—	—	—	—	—	—	—	10,000	$1.51	$11,985

(1)	Represents the fair value on date of grant in accordance with FAS 123(r). Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures during fiscal 2010. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period years (see “Long-Term Incentives” under Compensation Discussion and Analysis). No options were exercised by the named executives during the year ended June 30, 2010.

     Outstanding Equity Plan Based Awards at Fiscal Year-End 2010
     The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2010.

Option Awards
			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option	Option
	Unexercised	Unexercised	Unearned	Exercise	Expiration
Name	Options	Options	Options	Price	Date
	Exercisable	Unexercisable
Richard J. DePiano	41,480	—	—	$2.13	8/12/2008
	45,000	—	—	$2.38	11/1/2010
	50,000	—	—	$2.77	11/1/2011
	10,417	—	—	$1.45	8/13/2112
	25,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	22,917	2,083	2,083	$2.22	9/26/2018
	6,667	13,333	13,333	$1.51	11/16/2019

Richard J. DePiano, Jr.	700	—	—	$2.38	11/1/2010
	1,100	—	—	$2.77	11/1/2011
	3,567	—	—	$1.45	8/13/2112
	10,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	14,666	5,334	5,334	$2.65	11/9/2016
	10,666	9,334	9,334	$3.05	11/13/2017
	7,000	13,000	13,000	$2.22	9/26/2018
	1,600	10,400	10,400	$1.51	11/16/2019

Robert M. O’Connor	60,000			$5.05	6/29/2016
	10,666	9,334	9,334	$3.05	11/13/2017
	7,000	13,000	13,000	$2.22	9/26/2018
	1,867	12,133	12,133	$1.51	11/16/2019

Mark Wallace	2,666	2,334	2,334	$3.05	11/13/2017
	7,000	13,000	13,000	2.22	9/26/2018
	1,333	8,667	8,667	1.51	11/16/2019

(1)	These options were granted under our 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2010.
Potential Payments upon Termination or Change-in-Control
               Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
Compensation Committee Report on Executive Compensation
          We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the our Form 10-K for the year ended June 30, 2010. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2010.
Compensation Committee:
Anthony J. Coppola
Fred G. Choate
Lisa A. Napolitano
October 26, 2010
Compensation of Directors
     The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2010, none of our non-employee directors received any compensation.
Director Compensation Fiscal 2010
     There was no compensation paid to our directors for their service during the fiscal year ended June 30, 2010.
Compensation Committee Interlocks and Insider Participation
          No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table indicates, as of October 25, 2010, information about the beneficial ownership of our common stock by (1) each director as of October 25, 2010, (2) each Named Executive Officer, (3) all directors and executive officers as of October 25, 2010 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.
Beneficial Ownership Table

	Amount of		Amount of
	Beneficial		Beneficial
	Ownership		Ownership of	Amount of
	of		Shares	Aggregate	Aggregate
	Outstanding	Percent	Underlying	Beneficial	Percent of
Name	Shares (1)	of Class	Options	Ownership	Class

Richard J. DePiano	144,278	1.9%	306,897	451,175	5.9%
Richard J. DePiano, Jr.	206	0.0%	112,367	112,573	1.4%
Robert O’Connor	—	0.0%	114,000	114,000	1.5%
Mark Wallace	—	0.0%	57,467	57,467	*
William L.G. Kwan	—	0.0%	80,000	80,000	1.0%
Jay L. Federman	12,072	0.0%	75,000	87,072	1.1%
Anthony J. Coppola	—	0.0%	55,000	55,000	*
Lisa Napolitano	—	0.0%	52,000	52,000	*
Fred Choate	—	0.0%	40,000	40,000	*
All Directors and Executive Officers as a group (9 persons)	156,556	2.0%	892,731	1,049,287	13.9%

(*)	Less than on percent

(1)	Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information
     The following table sets forth information, as of June 30, 2010, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Number of securities remaining
available for future issuance
	Number of Shares to be	Weighted-average exercise	under equity compensation plans
	issued upon exercise of	price of outstanding stock	(excluding securities reflected in
	outstanding stock options	options	column a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by shareholders	849,438	$2.21	129,575

Equity Compensation plans not approved by shareholders	—	—	—

	849,438	$2.21	129,575

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
     We and a member of the our board of directors, Jay L. Federman, are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2010, we had invested $399,000 in OTM and owned 45% of OTM. We will provide administrative support functions to OTM. For the year ended June 30, 2010, OTM recorded losses of $74,911.
     Richard J. DePiano, Sr., our Chief Executive Officer., participated in an accounts receivable factoring program that we implemented. Under the program, Mr. DePiano advanced to us $157,332 which represented 80% of an amount due from a Drew customer in Algeria, as of June 30, 2010 the entire amount of the receivable has been collected. The receivable from Algeria, was not eligible to be sold to our usual factoring agent. Interest on the transaction is 1.75% per month, which is equal to the best price offered by our usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to us. Mr. DePiano was paid back in full and was paid $6,351 in interest on the transaction during the year ended June 30, 2010.
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
          The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2010 and 2009.

	For the years ended
	June 30,
	2010	2009

Audit Fees	$158,026	$224,975
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$158,026	$224,975

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Introductory Note: We are amending Item 15 solely to update the list of exhibits under Item (a)(3).
(a) Documents Filed as Part of This Annual Report on Form 10-K:
     (1) Financial Statements
The following consolidated financial statements of the Company and its subsidiaries were included in Part II, Item 8 of the Annual Report on Form 10-K filed on October 12, 2010:
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

3.1	(a)	Restated Articles of Incorporation of Registrant. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.1	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Registrant and American Stock Transfer Corporation. (3)

10.1		Employment Agreement between the Registrant and Richard J. DePiano dated May 12, 1998. (6)**

10.2		Non-Exclusive Distributorship Agreement between Registrant and Scott Medical Products dated October 12, 2000. (9)

10.4		Supply Agreement between the Registrant and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.7		Registrant’s amended and restated 1999 Equity Incentive Plan. (13) **

10.8		Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.9		Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.10		Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.12		Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.13		Vascular Access Sales Agreement dated April 30, 2010. (17)

10.14		Registrant’s 2004 Equity Incentive Plan (19)**

21		Subsidiaries. (11)

23.1		Consent of Independent Registered Public Accounting Firm (18).

32.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18).

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18).

*	Filed herewith.

**	Management contract of compensatory plan.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).

(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.

(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated January 20, 1998 (Registration No. 333-44513).

(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.

(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000.

(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).

(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.

(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.

(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.

(11)	Filed as an exhibit to the Company’s Form 10-K/A for the year ended June 30, 2009.

(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.

(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.

(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(18)	Filed as an exhibit to the Company’s Form 10-K, for the year ended 2010.

(19)	Filed as an Annex to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on October 26, 2004.
Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp. (Registrant)
By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Dated: October 28, 2010

INDEX TO EXHIBITS

No.	EXHIBIT DESCRIPTION

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer