Form 10-Q
period 2010-09-30
ESCALON MEDICAL CORP
filed 2010-11-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 12, 2010.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,677,003	$3,342,422
Accounts receivable, net	4,837,384	4,481,249
Inventory, net	7,741,431	6,978,714
Other current assets	470,276	521,341
Assets of discontinued operations	1,307,794	1,424,183

Total current assets	17,033,888	16,747,909
Furniture and equipment, net	672,135	672,490
Goodwill	1,124,018	1,124,018
Trademarks and trade names	694,006	694,006
Patents, net	1,332,947	1,284,109
Covenant not to compete and customer list, net	1,424,475	1,480,264
Other assets	2,145	4,140

Total assets	$22,283,614	$22,006,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,361,200	$1,254,492
Accounts payable	2,080,665	1,537,860
Accrued expenses	2,597,339	2,499,878
Liabilities of discontinued operations	561,683	705,635

Total current liabilities	6,600,887	5,997,865

Long-term debt, net of current portion	3,232,850	2,916,246
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	4,260,671	3,944,067

Total liabilities	10,861,558	9,941,932

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at September 30, 2010 and June 30, 2010	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,623,264	67,583,905
Accumulated deficit	(57,295,528)	(56,646,366)
Accumulated other comprehensive loss	(646,666)	(613,521)

Total shareholders’ equity	11,422,056	12,065,004

Total liabilities and shareholders’ equity	$22,283,614	$22,006,936

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009
Net revenues:
Product revenue	$7,472,582	$7,503,606
Other revenue	6,933	19,298

Revenues, net	7,479,516	7,522,904

Costs and expenses:
Cost of goods sold	4,362,215	4,250,242
Marketing, general and administrative	3,570,261	3,467,527
Research and development	396,228	491,349

Total costs and expenses	8,328,704	8,209,118

Loss from operations	(849,188)	(686,214)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(22,638)	(16,000)
Interest income	66	154
Interest expense	(81,647)	(103,890)

Total other (expense ) income	(104,219)	(119,736)

Net (loss) from continuing operations before taxes	(953,406)	(805,950)
Provision for income taxes	0	0

Net (loss) from continuing operations	(953,406)	(805,950)
Net income from discountinued operations	304,244	148,451

Net loss	$(649,162)	$(657,499)

Net income (loss) per share
Basic:
Continuing operarations	$(0.13)	$(0.11)
Discontinued operarations	0.04	0.02

	$(0.09)	$(0.09)

Diluted:
Continuing operarations	$(0.13)	$(0.11)
Discontinued operarations	0.04	0.02

	$(0.09)	$(0.09)

Weighted average shares — basic	7,526,430	7,526,430

Weighted average shares — diluted	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended September 30,	2010	2009
Cash Flows from Operating Activities:
Net (loss) before discontinued operations	$(953,406)	$(805,950)
Adjustments to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	240,182	242,639
Compensation expense related to stock options	39,359	39,973
Loss of Ocular Telehealth Management, LLC	22,638	16,000
Change in operating assets and liabilities:
Accounts receivable, net	(356,135)	184,335
Inventory, net	(762,717)	695,922
Other current and long-term assets	53,060	(188,602)
Accounts payable, accrued expenses and other liabilities	640,266	(63,007)

Net cash (used in) provided by operating activities from continuing operations	(1,076,753)	121,310
Net cash provided by operating activities from discontinued operations	243,967	168,677

Net cash (used in) provided by operating activities	(832,786)	289,987

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(24,000)	(12,000)
Purchase of fixed assets	(63,590)	(37,581)

Net cash used in investing activities	(87,590)	(49,581)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(50,538)	(51,117)

Net cash provided by/(used in) financing activities	(50,538)	(51,117)

Effect of exchange rate changes on cash & cash equivalents	305,495	(168,465)

Net decrease (increase) in cash and cash equivalents	(665,419)	20,824

Cash and cash equivalents, beginning of period	3,342,422	1,810,045

Cash and cash equivalents, end of period	$2,677,003	$1,830,869

Supplemental Schedule of Cash Flow Information:
Interest paid	$590	$1,765

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Unaudited

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2010	7,526,430	$7,526	$1,733,460	$67,583,905	$(56,646,366)	$(613,521)	$12,065,004
Comprehensive (Loss):
Net (loss)	0	0	0	0	(649,162)	0	(649,162)
Foreign currency translation	0	0	0	0	0	(33,145)	(33,145)

Total comprehensive (loss)					(649,162)	(33,145)	(682,307)
Compensation expense	0	0	0	39,359	0	0	39,359

BALANCE AT SEPTEMBER 30, 2010	7,526,430	$7,526	$1,733,460	$67,623,264	($57,295,528)	($646,666)	$11,422,056

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net loss	$(649,162)	$(657,499)
Foreign currency translation	(33,145)	(236,316)

Comprehensive (loss)	$(682,307)	$(893,815)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Company Overview
     Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company sold certain assets of the Vascular business for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).
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
     As of September 30, 2010 and 2009 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $263,364 and $323,271, respectively. The remaining cost is expected to be recognized over a weighted average period of 3.14 years. For the three-month periods ended September 30, 2010 and 2009, $39,359 and $39,973 was recorded as compensation expense, respectively.
     The Company did not receive any cash from share option exercises under stock-based payment plans for the three months ended September 30, 2010 and 2009. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
     The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued as this is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month periods ended September 30, 2010 and 2009.

3. (Loss) Earnings per Share
     The Company follows Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” in presenting basic and diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:
     The impact of dilutive securities was omitted from the earnings per share calculation as of September 30, 2010 and 2009 as they would reduce the loss per share (and thus were anti-dilutive).

	Three Months Ended September 30,
	2010	2009
Numerator:
Numerator for basic and diluted earnings per share
Income from continuing operations	($953,406)	($805,950)
Income from discontiuned operations	304,244	148,451

Net (loss)	$(649,162)	$(657,499)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operarations	$(0.13)	$(0.11)
Discontinued operarations	0.04	0.02

	$(0.09)	$(0.09)

Diluted:
Continuing operarations	$(0.13)	$(0.11)
Discontinued operarations	0.04	0.02

	$(0.09)	$(0.09)

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
5. Segmental Information
     During the three-month periods ended September 30, 2010 and 2009, the Company’s operations were classified into four principal reportable business units that provide different products or services.

          Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

Segment Statements of Operations (in thousands) - Three months ended September 30,
	Drew		Sonomed		EMI		Medical/Trek		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Revenues, net:
Product revenue	$4,998	$4,633	$1,880	$2,037	$286	$514	$309	$320	$7,473	$7,504
Other revenue	7	19	—	—	—	—	—	—	7	19

Total revenue, net	5,005	4,652	1,880	2,037	286	514	309	320	7,480	7,523

Costs and expenses:
Cost of goods sold	2,991	2,755	1,032	1,126	102	163	237	206	4,362	4,250
Research & Development	189	223	109	205	98	64	—	—	396	492
Marketing, General & Admin	2,687	2,186	590	653	154	142	140	486	3,571	3,467

(Loss) income from operations	(862)	(512)	149	53	(68)	145	(68)	(372)	(849)	(686)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	(23)	(16)	(23)	(16)
Interest income	—	—	—	—	—	—	—	—	—	—
Interest expense	(82)	(104)	—	—	—	—	—	—	(82)	(104)

Total other (expense) and income	(82)	(104)	—	—	0	0	(23)	(16)	(105)	(120)

Income (loss) from continuing operations	(944)	(616)	149	53	(68)	145	(91)	(388)	(955)	(806)

Income taxes	—	0	0	0	—	—	—	—	—	—

Net (loss) income	$(944)	$(616)	$149	$53	$(68)	$145	$(91)	$(388)	$(955)	$(806)

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
6. Related-Party Transactions
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through September 30, 2010, the Company has invested $423,000 in OTM, including $24,000 invested during the three-month period ended September 30, 2010. As of September 30, 2010, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three-month periods ended September 30, 2010 and 2009 the Company recorded losses of $23,000 and $16,000, respectively.
7. Recently Issued Accounting Standards
          In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on determining whether multiple deliverables exist, how the arrangements should be separated and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
          In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
          In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
          In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
          In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of

Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
          In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.
          In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.
          In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
          In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2011 second quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 third quarter. We believe the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.
8. Fair Value Measurements
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
               The Company determined that the fair value of the outstanding debt approximates their outstanding balances based on the remaining short term maturity of the note for the Biocode debt acquired in December 2008 and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the debt to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.
9. Continuing Operations
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced in the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
          The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2010.

          If the Company seeks to raise funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.
10. Discontinued Operations
          In an effort to enhance stockholder value, improve working capital and enable the Company to focus on its core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the Company divested certain Vascular Access assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one-time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010 and the Company has no significant continuing involvement in the operations of Vascular. Vascular Access generated approximately $565,000 in gross profit from May 1, 2010 through August 31, 2010 related to the supply agreement.
               The following table summarizes the results of discontinued operations for the three-month periods ended September 30, 2010 and 2009 (in thousands):

	For the Three Months
	Ended September 30,
	2010	2009
Total revenue, net	$634	$931

Costs and expenses:
Cost of goods sold	283	340
Research & Development	18	114
Marketing, General & Admin	29	329

Operating expenses
Total costs and expenses	330	783

Income from disconttinued operations	$304	$148

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at September 30, 2010 and June 30, 2010 (in thousands):

	September 30,	June 30,
	2010	2010
Assets
Accounts receivable, trade	$190	$325
Inventory	363	342
Other assets	5	7
Receivable from sale of Vascular Assets	750	750

Total Assets	1,308	1,424

Liabilities
Payable related to sale of Vascular Assets	500	500
Accrued expenses and other liabilities	62	206

Total Liabilities	562	706

Net Assets of Discontinued Operations	$746	$718

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2010 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
Executive Overview — Three-Month Period Ended September 30, 2010
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company’s performance and financial condition.
•	Product revenue from continuing operations decreased approximately $31,000, or 0.4% during the three-month period ended September 30, 2010 as compared to the same period last fiscal year. Revenue at Sonomed, EMI and Medical/Trek decreased 7.7%, 44.3% and 3.4%, respectively, during the three-month period ended September 30, 2010 when compared to the same period last fiscal year. These decreases were offset by increased sales at the Drew business unit of 7.9%, during the three-month period ended September 30, 2010, as compared to the same period last fiscal year.

•	Other revenue decreased approximately $12,000 or 63.2% during the three-month period ended September 30, 2010, as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business unit.

•	Cost of goods sold from continuing operations as a percentage of product revenue from continuing operations increased to approximately 58.3% of revenues during the three-month period ended September 30, 2010, as compared to approximately 56.6% of product revenue for the same period last fiscal year.

•	Operating expenses from continuing operations remained approximately unchanged during the three-month period ended September 30, 2010, as compared to the same period in the prior fiscal year. Medical/Trek had increased marketing, general and administrative expenses of 11.3% for the three-month period ended September 30, 2010, as compared to the same period in the prior fiscal year. Operating expense at EMI unit also increased by 41.2% resulting from increased R&D expense. This was offset by decreases of 1.2% and 16.9% at Drew and Sonomed, respectively, for the same period. Research and development decreased 15.2% and 46.8% at Drew and Sonomed, respectively, for the three-month period ended September 30, 2010. These decreases were partially offset by a 55.6% increase at EMI business unit.
Company Overview
          The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.
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
          Critical Accounting Policies
Critical Accounting Policies
          The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2010. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
          Valuation of Intangible Assets
          The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in the Form 10-K for the year ended June 30, 2010 for details on the 2009 and 2008 goodwill impairment charge related to the carrying amount of Sonomed and Drew’s goodwill. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.
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
          Through September 30, 2010, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
          Stock-Based Compensation
          Stock-based compensation expense for all stock-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of the FASB issued guidance. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.
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

Three-Month Periods Ended September 30, 2010 and 2009
          The following table shows consolidated product revenue from continuing operations by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2010	2009	% Change
Product Revenue:
Drew	$4,998	$4,633	7.8%
Sonomed	1,880	2,037	-7.7%
EMI	286	514	-44.4%
Medical/Trek	309	320	-3.4%

Total	$7,473	$7,504	-0.4%

          Product revenue decreased approximately $31,000, or 0.4%, to $7,473,000 during the three-month period ended September 30, 2010, as compared to the same period last fiscal year.
          In the Drew business unit, product revenue increased $365,000, or 7.8%, as compared to the same period last fiscal year. The increase in product revenue is related to continued strong demand for Drew’s DREW 3 instrument and increased reagent sales in Europe generated by Biocode.
          Product revenue decreased $157,000, or 7.7%, at the Sonomed business unit, as compared to the same period last fiscal year. The decrease in product revenue was primarily caused by a significant contraction in the capital equipment marketplace related to the global economic recession.
          Product revenue decreased $228,000, or 44.3%, in the EMI business unit when compared to the same period last year. The decrease in sales is related to the continued weakness of the capital equipment market related to the global economic recession. In addition, Digital has experienced competition from recently introduced low cost imaging system by a competitor and from the market acceptance of new OCT technologies currently available in the marketplace.
          In the Medical/Trek business unit, product revenue decreased $11,000, or 3.4%, to $309,000 during the three-month period ended September 30, 2010, as compared to the same period last fiscal year. The decrease in Medical/Trek product revenue is attributed to Medical/Trek’s aging product line of Ispan Intraocular gases and fiber optic light sources.
          The following table presents consolidated other revenues by reportable business unit for the three-month periods ended September 30, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2010	2009	% Change
Other Revenue:
Drew	$7	$19	-63.1%
Sonomed	0	0	0.0%
EMI	0	0	0.0%
Medical/Trek	0	0	0.0%

Total	$7	$19	-63.1%

     Other revenue decreased by approximately $12,000, or 63.1%, to $7,000 during the three-month period ended September 30, 2010, as compared to the same period last fiscal year. This was due to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement pending negotiation of a potential extension and/or revision.
     The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2010	%	2009	%
Cost of Goods Sold:

Drew	$2,991	59.8%	$2,755	59.5%
Sonomed	1,032	54.9%	1,126	55.3%
EMI	102	35.6%	163	31.7%
Medical/Trek	237	76.6%	206	64.4%

Total	$4,362	58.3%	$4,250	56.6%

     Cost of goods sold from continuing operations totaled approximately $4,362,000, or 58.3% of product revenue, for the three-month period ended September 30, 2010, as compared to $4,250,000, or 56.6% of product revenue, for the same period last fiscal year.
     Cost of goods sold in the Drew business unit totaled $2,991,000, or 59.8% of product revenue, for the three-month period ended September 30, 2010, as compared to $2,755,000, or 59.5% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 10% to 20% depending on the product, these lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 70% during the periods ended September 30, 2010 and 2009, respectively.
     Cost of goods sold in the Sonomed business unit totaled $1,032,000, or 54.8% of product revenue, for the three-month period ended September 30, 2010, as compared to $1,126,000, or 55.3% of product revenue, for the same period last fiscal year. Despite the drop off of capital equipment sales, margins remained relatively unchanged during the current period due to a similar mix of international and domestic sales during the three-month periods ended September 30, 2010 and 2009. International sales typically have lower margins due to increased sales discounts to Sonomed’s international distributors.
     Cost of goods sold in the EMI business unit totaled $102,000, or 35.6% of product revenue, for the three-month period ended September 30, 2010, as compared to $163,000, or 31.7% or product revenue, for the same period last fiscal year. The margin decrease is related to the product mix shifting toward lower margin hardware products as opposed to higher margin customized products.
     Cost of goods sold in the Medical/Trek business unit totaled $237,000, or 76.6% of product revenue, during the three-month period ended September 30, 2010, as compared to $206,000, or 64.4% of product revenue, during the same period last fiscal year. The decreased margin is related to the aging of Medical/Treks product line and write-off of $11,000 in obsolete inventory in the quarter ended September 30, 2010.

     The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2010	2009	% Change
Marketing, General and Administrative:

Drew	$2,192	$2,186	0.2%
Sonomed	445	462	-3.6%
EMI	132	99	33.4%
Medical/Trek	801	720	11.3%

Total	$3,570	$3,467	3.0%

     Marketing, general and administrative expenses increased $103,000, or 3.0%, to $3,570,000 during the three-month period ended September 30, 2010, as compared to the same period last fiscal year.
     Marketing, general and administrative expenses in the Drew business unit increased $6,000, or 0.2%, to $2,192,000, as compared to the same period last fiscal year.
     Marketing, general and administrative expenses in the Sonomed business unit decreased $17,000, or 3.6%, to $445,000, as compared to the same period last fiscal year. The decrease is related a decrease in headcount and a reduction in advertising expense.
     Marketing, general and administrative expenses in the EMI business unit increased $33,000, or 33.4%, to $132,000, as compared to the same period last fiscal year. The increase is related to increased headcount and an increase in marketing and travel related expenses.
     Marketing, general and administrative expenses in the Medical/Trek business unit increased $81,000, or 11.3%, to $801,000, as compared to the same period last fiscal year. The increase was related to increased compensation expense, medical insurance and consulting fees.
     The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-month periods ended September 30, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2010	2009	% Change
Research and Development:

Drew	$189	$223	-15.3%
Sonomed	109	205	-46.8%
EMI	98	63	55.6%
Medical/Trek	0	0	0.0%

Total	$396	$491	-19.4%

     Research and development expenses decreased $95,000, or 19.4%, to $396,000 during the three-month period ended September 30, 2010, as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the Drew and Sonomed business units.
     Research and development expenses in the Drew business unit decreased $34,000, or 15.2%, to $189,000, as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in June 2008 which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an as needed basis. During the current year there was a reduction in these outsourced expenses related to the development of the DS-360 instrument.
     Research and development expenses in the Sonomed business unit decreased $96,000, or 46.8%, to $109,000, as compared to the same period last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to discontinue further development of the VuMax III.
     Research and development expenses in the EMI business unit increased $35,000, or 55.6%, to $98,000, as compared to the same period last fiscal year. The increase is related to expenses incurred to complete the development of EMI’s new Axis product and the addition of a engineer during the current year.
     The Company recognized a loss of $23,000 and $16,000 related to its investment in OTM during the three-month periods ended September 30, 2010 and 2009, respectively. Commencing July 1, 2006, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2006, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See Note 6 of the notes to the condensed consolidated financial statements.)
     There was no interest income for the three-month periods ended September 30, 2010 and 2009.
     Interest expense was $82,000 and $104,000 for the three-month periods ended September 30, 2010 and 2009, respectively. The decrease is related to a lower debt balance as of September 30, 2010 related to the acquisition of JAS and Biocode.
Liquidity and Capital Resources
     Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2010 are reflected in the following table (in thousands):

	September 30,	June 30,
	2010	2010
Current Ratio:

Current assets	$17,034	$16,747
Less: Current liabilities	6,601	5,998

Working capital	$10,433	$10,749

Current ratio	2.6 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$1,361	$1,255
Long-term debt	3,233	2,916

Total debt	4,594	4,171

Total equity	11,422	12,065

Total capital	$16,016	$16,236

Total debt to total capital	28.7%	25.7%

Working Capital Position
     Working capital decreased approximately $316,000 as of September 30, 2010, and the current ratio decreased to 2.6 to 1 compared to 2.8 to 1 when compared to June 30, 2010.
Cash Provided by/Used in Operating Activities
     During the three-month periods ended September 30, 2010 and 2009, the Company generated cash outflows and inflows from operating activities of $833,000 and $290,000, respectively. The net increase in cash used in operating activities of approximately $1,123,000 for the three-month period ended September 30, 2010, as compared to the same period in the prior fiscal year is due primarily to the following factors:
     For the period ended September 30, 2010, the Company had a net loss from continuing operations of $953,000 and experienced net cash in flows from an increase in accounts payable, accrued expenses and other liabilities of $640,000, cash from discontinued operation of $244,000, non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $240,000 and $39,000, respectively. These cash in-flows were partially offset by increases in accounts receivable and inventory, which increased by $356,000 and $762,000, respectively. In the prior fiscal period the cash provided by operating activities of $290,000 was related to net loss from continuing operations in the prior year of $806,000 and decreases in other current and long-term assets of $189,000 and accounts payable, accrued expenses and other liabilities of $63,000. These cash outflows were partially offset by decreases in accounts receivable and inventory of $184,000 and $696,000, respectively, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $243,000 and $40,000, respectively.
Cash Flows Used in Investing and Financing Activities
     Cash flows used in investing activities of $88,000 is related to investment in OTM of $24,000 and purchase of fixed assets of $64,000 during the three-month period ended September 30, 2010. Cash flows from investing activities for the prior period were related to investment in OTM of $12,000 and the purchase of fixed assets of $38,000.
     Cash flows used in financing activities were approximately $51,000 during the three-month periods ended September 30, 2010 and 2009. During both periods, the Company made scheduled long-term debt repayments of approximately $51,000.
Debt History
     On December 31, 2008, Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing is collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS. The seller-provided financing, which is guaranteed by the Company, requires payment over four years as follows:
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
     On May 29, 2008, Drew issued a note payable in the amount of $752,623 related to the purchase of JAS. The note is collateralized by JAS’s common stock. Principal was payable in six quarterly installments of $124,437 plus interest at the prime rate as published by the Bank of America. On August 30, 2009, one of the notes related to the JAS acquisition was renegotiated. The amount outstanding on August 30, 2009 was $178,370; this amount was repaid in 12 equal monthly installments of $14,864 plus interest at 7%. The debt was paid in full in August 2010.
          Continuing Operations
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced in the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on its future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
     The Company is implementing an austerity plan to stem the recurring losses at Drew. If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2010.
     If the Company seeks to raise funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2010 and 2009.

     The following table presents the Company’s contractual obligations as of September 30, 2010 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$4,594,050	$1,361,200	$3,232,850	$0	$0

Operating lease agreements	$4,274,850	822,266	1,668,299	1,120,096	664,189

Total	$8,868,900	$2,183,466	$4,901,149	$1,120,096	$664,189

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

	Interest
	Rate	2011	2012	2013	Total
Notes Payable — Bio Code	7%	$1,361,200	$1,361,200	$1,871,650	$4,594,050
Exchange Rate Risk
     A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2010 and 2009, Drew recorded approximately $1,961,000 and $1,374,000 respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
     Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended September 30, 2010 and 2009, Drew incurred approximately $1,945,000 and $1,894,000, respectively, of expense denominated in United Kingdom Pounds and Euros. The Company’s Sonomed and Vascular business units incur an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.
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
     Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of September 30, 2010 the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the period ended June 30, 2010.
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

Escalon Medical Corp. (Registrant)
Date: November 15, 2010	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer