Form 10-Q
period 2010-12-31
ESCALON MEDICAL CORP
filed 2011-02-11
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 10, 2011.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements
Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,253,624	$3,342,422
Accounts receivable, net	4,921,874	4,481,249
Inventory, net	7,869,392	6,978,714
Other current assets	317,302	521,341
Assets of discontinued operations	18,009	1,424,183

Total current assets	15,380,201	16,747,909
Furniture and equipment, net	694,567	672,490
Goodwill	1,124,018	1,124,018
Trademarks and trade names	694,006	694,006
Patents, net	1,212,157	1,284,109
Covenant not to compete and customer list, net	1,328,310	1,480,264
Other assets	10,932	4,140

Total assets	$20,444,191	$22,006,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,650,600	$1,254,492
Accounts payable	2,564,823	1,537,860
Accrued expenses	2,119,992	2,499,878
Liabilities of discontinued operations	—	705,635

Total current liabilities	7,335,415	5,997,865

Long-term debt, net of current portion	1,822,288	2,916,246
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	2,850,109	3,944,067

Total liabilities	10,185,524	9,941,932

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at December 31, 2010 and June 30, 2010	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,647,162	67,583,905
Accumulated deficit	(58,344,129)	(56,646,366)
Accumulated other comprehensive loss	(785,352)	(613,521)

Total shareholders’ equity	10,258,667	12,065,004

Total liabilities and shareholders’ equity	$20,444,191	$22,006,936

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net revenues:
Product revenue	$7,601,104	$7,958,634	$15,073,687	$15,462,240
Other revenue	—	27,697	6,933	46,995

Revenues, net	7,601,104	7,986,331	15,080,620	15,509,235

Costs and expenses:
Cost of goods sold	4,245,554	4,348,646	8,607,769	8,598,889
Marketing, general and administrative	3,773,552	4,144,894	7,344,774	7,617,390
Research and development	406,389	458,576	802,617	949,924

Total costs and expenses	8,425,495	8,952,116	16,755,161	17,166,203

Loss from operations	(824,391)	(965,785)	(1,674,541)	(1,656,968)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(11,507)	(23,433)	(34,145)	(39,433)
Interest income	45	43	111	197
Interest expense	(78,231)	(151,562)	(159,878)	(255,452)

Total other (expense) income	(89,693)	(174,952)	(193,912)	(294,688)

Net loss from continuing operations before taxes	(914,083)	(1,140,737)	(1,868,453)	(1,951,656)
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(914,083)	(1,140,737)	(1,868,453)	(1,951,656)
Net income (loss) from discontinued operations	(134,516)	88,190	170,690	241,609

Net loss	$(1,048,599)	$(1,052,547)	$(1,697,763)	$(1,710,047)

Net income(loss) per share
Basic:
Continuing operations	$(0.12)	$(0.15)	$(0.25)	$(0.26)
Discontinued operations	(0.02)	0.01	0.02	0.03

	$(0.14)	$(0.14)	$(0.23)	$(0.23)

Diluted:
Continuing operations	$(0.12)	$(0.15)	$(0.25)	$(0.26)
Discontinued operations	(0.02)	0.01	0.02	0.03

	$(0.14)	$(0.14)	$(0.23)	$(0.23)

Weighted average shares — basic	7,526,430	7,526,430	7,526,430	7,526,430

Weighted average shares — diluted	7,526,430	7,526,430	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended December 31,	2010	2009
Cash Flows from Operating Activities:
Net (loss) from continuing operations	$(1,868,453)	$(1,951,656)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	431,829	406,301
Compensation expense related to stock options	63,257	70,441
Loss of Ocular Telehealth Management, LLC	34,145	39,433
Change in operating assets and liabilities:
Accounts receivable, net	(440,625)	(1,279,499)
Inventory, net	(890,678)	899,579
Other current and long-term assets	197,249	89,851
Accounts payable, accrued expenses and other liabilities	647,077	814,095

Net cash (used in) operating activities from continuing operations	(1,826,199)	(911,455)
Net cash provided by operating activities from discontinued operations	861,341	268,790

Net cash (used in) operating activities	(964,858)	(642,665)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(45,000)	(25,200)
Purchase of fixed assets	(102,500)	(38,249)

Net cash (used in) investing activities from continuing operations	(147,500)	(63,449)
Net cash (used in) investing activities from discontinued operations	—	(52,854)

Net cash (used in) investing activities	(147,500)	(116,303)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(50,538)	(116,110)

Net cash (used in) financing activities	(50,538)	(116,110)

Effect of exchange rate changes on cash & cash equivalents	74,099	(16,181)

Net decrease in cash and cash equivalents	(1,088,798)	(891,259)

Cash and cash equivalents, beginning of period	3,342,422	1,810,045

Cash and cash equivalents, end of period	$2,253,624	$918,786

Supplemental Schedule of Cash Flow Information:
Interest paid	$163,599	$3,237
Income taxes paid	$45,000	$—
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity
BALANCE AT JUNE 30, 2010	7,526,430	$7,526	$1,733,460	$67,583,905	$(56,646,366)	$(613,521)	$12,065,004
Comprehensive (Loss):
Net loss	—	—	—	—	(1,697,763)	—	(1,697,763)
Foreign currency translation	—	—	—	—	—	(171,831)	(171,831)

Total comprehensive loss	—	—	—	—	(1,697,763)	(171,831)	(1,869,594)
Compensation expense	—	—	—	63,257	—	—	63,257

BALANCE AT DECEMBER 31, 2010	7,526,430	$7,526	$1,733,460	$67,647,162	$(58,344,129)	$(785,352)	$10,258,667

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net (loss)	$(1,048,599)	$(1,052,547)	$(1,697,763)	$(1,710,047)
Foreign currency translation	(138,686)	(109,579)	(171,831)	8,248

Comprehensive (loss)	$(1,187,285)	$(1,162,126)	$(1,869,594)	$(1,701,799)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) its subsidiaries and the assets acquired from Biocode Hycell (“Biocode”). All inter-company accounts and transactions have been eliminated. The Company sold certain assets of the Vascular business for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).
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
     As of December 31, 2010 and 2009 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $234,221and $292,803, respectively. The remaining cost is expected to be recognized over a weighted average period of 2.58 years. For the three-month periods ended December 31, 2010 and 2009, $23,898 and $30,468 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2010 and 2009, $63,258 and $70,441 was recorded as compensation expense, respectively.
     The Company did not receive any cash from share option exercises under stock-based payment plans for the three months and six months periods ended December 31, 2010 and 2009. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
     The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and six-month periods ended December 31, 2010 and 2009.
3. (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share
Loss from continuing operations	($914,083)	($1,140,737)	($1,868,453)	($1,951,656)
(Loss) income from discontiuned operations	(134,516)	88,190	170,690	241,609

Net loss	$(1,048,599)	$(1,052,547)	$(1,697,763)	$(1,710,047)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.12)	$(0.15)	$(0.25)	$(0.26)

Discontinued operations	$(0.02)	$0.01	$0.02	$0.03

	$(0.14)	$(0.14)	$(0.23)	$(0.23)

Diluted:
Continuing operations	$(0.12)	$(0.15)	$(0.25)	$(0.26)
Discontinued operations	$(0.02)	$0.01	$0.02	$0.03

	$(0.14)	$(0.14)	$(0.23)	$(0.23)

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

5. Segmental Information
     During the three-month and six-month periods ended December 31, 2010 and 2009, the Company’s continuing operations were classified into four principal reportable business segments that provide different products or services, not including the Company’s Vascular business, which the company sold in April 30, 2010.
     Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.
Segment Statements of Operations (in thousands) — Three months ended December 31,

	Drew		Sonomed		EMI		Medical/Trek		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Revenues, net:
Product revenue	$4,427	$5,096	$2,463	$2,060	$410	$509	$301	$293	$7,601	$7,958
Other revenue	—	28	—	—	—	—	—	—	—	28

Total revenue, net	4,427	5,124	2,463	2,060	410	509	301	293	7,601	7,986

Costs and expenses:
Cost of goods sold	2,523	2,727	1,360	1,103	169	290	193	228	4,247	4,348
Research & Development	183	246	129	122	95	94	—	(4)	407	458
Marketing, General & Admin	2,731	2,692	714	614	211	252	118	590	3,774	4,148

Total costs and expenses	5,437	5,665	2,203	1,839	475	636	311	814	8,428	8,954

(Loss) income from operations	(1,010)	(541)	260	221	(65)	(127)	(10)	(521)	(827)	(968)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	(11)	(23)	(11)	(23)
Interest income	—	—	—	—	—	—	1	1	1	1
Interest expense	(77)	(151)	—	—	—	—	—	—	(77)	(151)

Total other (expense) and income	(77)	(151)	—	—	—	—	(10)	(22)	(87)	(173)

(Loss) and income before taxes	(1,087)	(692)	260	221	(65)	(127)	(20)	(543)	(914)	(1,141)

Income taxes	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(1,087)	$(692)	$260	$221	$(65)	$(127)	$(20)	$(543)	$(914)	$(1,141)

Segment Statements of Operations (in thousands) — Six months ended December 31,

	Drew		Sonomed		EMI		Medical/Trek/EHI		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Revenues, net:
Product revenue	$9,425	$9,729	$4,343	$4,097	$696	$1,023	$610	$613	$15,074	$15,462
Other revenue	7	47	—	—	—	—	—	—	7	47

Total revenue, net	9,432	9,776	4,343	4,097	696	1,023	610	613	15,081	15,509

Costs and expenses:
Cost of goods sold	5,514	5,482	2,392	2,229	271	453	430	434	8,607	8,598
Research & Development	372	469	238	327	193	158	—	(4)	803	950
Marketing, General & Admin	5,418	4,878	1,304	1,267	365	394	258	1,078	7,345	7,617

Total costs and expenses	11,304	10,829	3,934	3,823	829	1,005	688	1,508	16,755	17,165

(Loss) income from operations	(1,872)	(1,053)	409	274	(133)	18	(78)	(896)	(1,674)	(1,656)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	(34)	(39)	(34)	(39)
Interest income	—	—	—	—	—	—	(1)	(1)	(1)	(1)
Interest expense	(159)	(255)	—	—	—	—	—	—	(159)	(255)

Total other (expense) and income	(159)	(255)	—	—	—	—	(35)	(40)	(194)	(295)

(Loss) and income before taxes	(2,031)	(1,308)	409	274	(133)	18	(113)	(936)	(1,868)	(1,951)

Income taxes	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(2,031)	$(1,308)	$409	$274	$(133)	$18	$(113)	$(936)	$(1,868)	$(1,951)

     The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic (“IVD”) instrumentation and consumables for use in human and veterinary hematology. On April 30, 2010, the Company sold its Vascular business. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the Medical/Trek business unit.
6. Related-Party Transactions
     The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through December 31, 2010, the Company has invested $444,000 in OTM, including $45,000 invested during the six-month period ended December 31, 2010. As of December 31, 2010, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three month periods ended December 31, 2010 and 2009 the Company recorded losses of $11,507 and $23,433, respectively. For the six-month periods ended December 31, 2010 and 2009 the Company recorded losses of $34,145 and $39,433, respectively.

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
     In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statements issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.
     In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.
     In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements
     In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2011 second quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 third quarter. The Company adopted this standard and the standard did not have a material effect on the Company’s consolidated financial statements. The Company believes that full adoption of this update will not have any further impact on the consolidated financial statements.
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
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.
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
     The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining short-term maturity of the note for the Biocode debt and other Level 3 measurements. The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data as well as the risk of nonperformance related to the debt to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.
9. Continuing Operations
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced on June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although we may not succeed in these mitigation efforts.
     The Company has implemented an austerity plan to stem the recurring losses at Drew and has made progress in reducing certain administrative and development expenditures. If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 8 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2010.
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
     The following table summarizes the results of discontinued operations for the three-month and six-month periods ended December 31, 2010 and 2009 (in thousands):

	For the Three Months Ended December 31,
	2010	2009
Total revenue, net	$4	$898

Costs and expenses:
Cost of goods sold	0	373
Research & Development	11	50
Marketing, General & Admin	128	387

Total costs and expenses	139	810

Loss (Income) from discontinued operations	$(135)	$88

	For the Six Months Ended December 31,
	2010	2009
Total revenue, net	$638	$1,829

Costs and expenses:
Cost of goods sold	283	713
Research & Development	29	164
Marketing, General & Admin	155	711

Total costs and expenses	467	1,588

Income from discontinued operations	$171	$241

     Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at December 31, 2010 and June 30, 2010 (in thousands):

	December 31, 2010	June 30, 2010
Assets
Accounts receivable, trade	$18	$325
Inventory	—	342
Other assets	—	7
Receivable from sale of Vascular Assets	—	750

Total Assets	18	1,424

Liabilities
Payable related to sale of Vascular Assets	—	500
Accrued expenses and other liabilities	—	206

Total Liabilities	—	706

Net Assets of Discontinued Operations	$18	$718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements
     Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2010 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Management’s Discussion and Analysis should be read in conjunction with the December 31, 2010 financial statements and the audited financial statements included in the June 30, 2010 Form 10-K.
Executive Overview — Six-Month Period Ended December 31, 2010
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
•	Product revenue from continuing operations decreased approximately $388,000 or 2.5% during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease was related to decreased sales in the Drew and EMI business segments. Product revenue at Drew and EMI decreased 3.1% and 32.0%, respectively during the six-month period ended December 31, 2010 when compared to the same period last fiscal year. These decreases were offset by increased sales approximately 6.0% increase in the Company’s Sonomed business segment during the six-month period ended December 31, 2010 compared to the same period last fiscal year.

•	Other revenue decreased approximately $40,000 or 85.1% during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the Drew business segment.

•	Cost of goods sold as a percentage of product revenue increased to approximate 57.1% during the six-month period ended December 31, 2010, as compared to approximately 55.6% for the same period last fiscal year. This increase was primarily attributed to increase in the cost of goods sold as a percentage of revenue in Drew and Sonomed business segments.

•	Operating expenses decreased approximately $419,000 or 4.9% during the six-month period ended December 31, 2010 as compared to the same period in the prior fiscal year. The decrease was due to decreased general and administrative expense in the Drew business segment and also reduced research and development efforts in Drew and Sonomed segments.
Company Overview
          The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 this report.
          The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes, and hematology. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company’s Internet address is www.escalonmed.com.
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
     Valuation of Intangible Assets
          The Company regularly evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in the Form 10-K for the year ended June 30, 2010 for details on the 2009 and 2008 goodwill impairment charge related to the carrying amount of Sonomed and Drew’s goodwill. These intangible assets include goodwill, trademarks and trade names. Factors the Company considers important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results or significant negative industry or economic trends. If these criteria indicate that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset is made. If this evaluation indicates that the intangible asset is not recoverable, the net carrying value of the related intangible asset will be reduced to fair value. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.
     Income/Loss Per Share
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
          Through December 31, 2010, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
Three- and Six-Month Periods Ended December 31, 2010 and 2009
          The following table shows consolidated product revenue from continuing operations by business segment as well as identifying trends in business segment product revenues for the three- and six-month periods ended December 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
Product Revenue:

Drew	$4,427	$5,096	-13.1%	$9,425	$9,729	-3.1%
Sonomed	2,463	2,060	19.6%	4,343	4,097	6.0%
EMI	410	509	-19.5%	696	1,023	-32.0%
Medical/Trek	301	294	2.4%	610	613	-0.5%

Total	$7,601	$7,959	-4.5%	$15,074	$15,462	-2.5%

          Product revenue decreased approximately $358,000, or 4.5%, to $7,601,000 for the three-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease was related to decreases in the Drew and EMI segments.
•	In the Drew business segment, product revenue decreased $669,000 or 13.1% as compared to the same period last fiscal year. The decrease is related to a decrease in revenue at the Biocode facility of approximately $190,000 along with a decrease in the US Dollar to Euro exchange rate of approximately 7.5% during the period ended December 31, 2010 as compared to the same period last year. In addition, there was a decrease in PDQ instrument sales during the current period as Drew discontinued its manufacturing agreement for this aging instrument and a decrease in Drew 3 and DS5 instruments during the three-month period ended December 31, 2010 as compared to the same period last year.

•	Product revenue increased $403,000, or 19.6%, at the Sonomed business segment for the three- month period ended December 31, 2010 as compared to the same period last fiscal year. The increase in product revenue was primarily caused by increased demand for Sonomed’s VuMax and PacScan products and a reduction in the sales backlog caused by procurement sourcing delays from certain Sonomed vendors.

•	Product revenue decreased $99,000, or 19.5%, in the EMI business segment for the three-month period ended December 31, 2010 when compared to the same period last year. The decrease in sales is related to the continued weakness of the capital equipment market related to the global economic recession. In addition, Digital has experienced competition from recently introduced low cost imaging system by a competitor and from the market acceptance of new OCT technologies currently available in the marketplace.

•	In the Medical/Trek business segment, product revenue increased $7,000, or 2.4%, to $301,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.
          Product revenue decreased approximately $388,000, or 2.5%, to $15,074,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease was related to decreases in the Drew and EMI segments.
•	In the Drew business segment, product revenue decreased $304,000, or 3.1%, for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is related to a a decrease in the US Dollar to Euro exchange rate of approximately 7.5% during the period ended December 31, 2010 as compared to the same period last year. In addition, there was a decrease in PDQ instrument sales during the current period as Drew discontinued its manufacturing agreement for this aging instrument during the six-month period ended December 31, 2010 as compared to the same period last year.

•	In the Sonomed business segment, product revenue increased $246,000, or 6.0%, for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The increase in product revenue was primarily caused by increased demand for Sonomed’s VuMax and PacScan products and a reduction in the sales backlog caused by procurement sourcing delays from Sonomed’s vendors.

•	Product revenue decreased $327,000, or 32.0%, during the six-month period ended December 31, 2010 in the EMI business segment when compared to the same period last year. The decrease in sales is related to the continued weakness of the capital equipment market related to the global economic recession. In addition, Digital has experienced competition from recently introduced low cost imaging system by a competitor and from the market acceptance of new OCT technologies currently available in the marketplace.

•	In the Medical/Trek business segment, product revenue decreased $3,000, or 0.5%, to $610,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and six-month periods ended December 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
Other Revenue:

Drew	$0	$28	-100.0%	$7	$47	-85.1%

Total	$0	$28	-100.0%	$7	$47	-85.1%

          There was no other revenue during the three-month period ended December 31, 2010 as compared to $28,000 of the same period last fiscal year. Other revenue decreased by approximately $40,000, or 85.1%, to $7,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. These decreases were attributable to decreased royalties from Bio-Rad related to an OEM agreement between Bio-Rad and Drew as a result of lower sales of Drew’s products in covered areas. While this agreement terminated as of May 15, 2006, the parties have continued to operate under the terms of the expired agreement.
          The following table presents consolidated cost of goods sold from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three- and six-month periods ended December 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2010	%	2009	%	2010	%	2009	%
Cost of Goods Sold:

Drew	$2,523	57.0%	$2,727	53.5%	$5,514	58.5%	$5,482	56.4%
Sonomed	1,360	55.2%	1,103	53.5%	2,392	55.1%	2,229	54.4%
EMI	169	41.2%	290	57.0%	271	38.9%	453	44.3%
Medical/Trek	193	64.1%	228	77.6%	430	70.5%	434	70.8%

Total	$4,245	55.9%	$4,348	54.6%	$8,607	57.1%	$8,598	55.6%

          Cost of goods sold from continuing operations totaled approximately $4,245,000, or 55.9% of product revenue, for the three-month period ended December 31, 2010, as compared to $4,348,000 or 54.6%, of product revenue for the same period last fiscal year.
•	Cost of goods sold in the Drew business segment totaled $2,523,000, or 57.0% of product revenue, for the three-month period ended December 31, 2010 as compared to $2,727,000, or 53.5% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 0% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which typically range from 50% to 75%. The increase in cost of goods sold as a percent of product revenue is related to the relative mix of these product groups during the three-month period ended December 31, 2010 as compared to the same period last year.

•	Cost of goods sold in the Sonomed business segment totaled $1,360,000, or 55.2% of product revenue, for the three-month period ended December 31, 2010 as compared to $1,103,000, or 53.5% of product revenue, for the same period last fiscal year. The increase in cost of goods sold as a percent of product revenue during the period ended December 31, 2010 as compared to the prior period is related to an increase in international sales, which typically have lower margins due to increased sales discounts to Sonomed’s international distributors.

•	Cost of goods sold in the EMI business segment totaled $169,000, or 41.2% of product revenue, for the three-month period ended December 31, 2010 as compared to $290,000, or 57.0% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to the product mix sold during the quarter with a decrease in lower margin digital equipment sales during the period ended December 31, 2010 as compared to the prior period.

•	Cost of goods sold in the Medical/Trek business segment totaled $193,000, or 64.1% of product revenue, for the three-month period ended December 31, 2010 as compared to $228,000, or 77.6% of product revenue, for the same period last fiscal year. The reason for the decrease in cost of goods sold as a percentage of revenue is reduction in the manufacturing force during the period ended December 31, 2010 as compared to the same period last year.
          Cost of goods sold totaled approximately $8,607,000, or 57.1% of product revenue, for the six-month period ended December 31, 2010, as compared to $8,598,000, or 55.6% of product revenue, for the same period last fiscal year.
•	Cost of goods sold in the Drew business segment totaled $5,514,000, or 58.5% of product revenue, for the six-month period ended December 31, 2010 as compared to $5,482,000, or 56.4% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 0% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which typically range from 50% to 75%. The increase in cost of goods sold as a percent of product revenue is related to the relative mix of these product groups during the six-month period ended December 31, 2010 as compared to the same period last year.

•	Cost of goods sold in the Sonomed business segment totaled $2,392,000, or 55.1% of product revenue, for the six-month period ended December 31, 2010 as compared to $2,229,000, or 54.4% of product revenue, for the same period last fiscal year. The increase in cost of goods sold as a percent of product revenue is related to an increase in international sales which typically have lower margins due to increased sales discounts to Sonomed’s international distributors.

•	Cost of goods sold in the EMI business segment totaled $271,000, or 38.9%, of product revenue for the six-month period ended December 31, 2010 as compared to $453,000, or 44.3% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to the product mix with a decrease in lower margin digital equipment sales during the six-month period ended December 31, 2010 as compared to the prior period.

•	Cost of goods sold in the Medical/Trek business segment totaled $430,000, or 70.5% of product revenue, for the six-month period ended December 31, 2010 as compared to $434,000, or 70.8% of product revenue, during the same period last fiscal year. The reason for the decrease in cost of goods sold as a percentage of revenue is reduction in the manufacturing force offset by an inventory write off of $11,000 during the six-month period ended December 31, 2010 as compared to the same period last year.
          The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business segment marketing, general and administrative expenses for the three- and six-month periods ended December 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
Marketing, General and Administrative:

Drew	$2,281	$2,692	-15.3%	$4,473	$4,878	-8.3%
Sonomed	532	458	16.2%	978	920	6.3%
EMI	181	208	-13.0%	313	307	2.0%
Medical/Trek	780	787	-0.9%	1,581	1,512	4.6%

Total	$3,774	$4,145	-9.0%	$7,345	$7,617	-3.6%

          Marketing, general and administrative expenses decreased $371,000, or 9.0%, to $3,774,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.

•	Marketing, general and administrative expenses in the Drew business segment decreased $411,000, or 15.3%, to $2,281,000 for the three-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is related to a reduction in force at the Dallas facility and a reduction in administrative expenses at Biocode during the three-month period ended December 31, 2010 as compared to the same period ended December 31, 2009.

•	Marketing, general and administrative expenses in the Sonomed business segment increased $74,000, or 16.2%, to $532,000 for the three-month period ended December 31, 2010 as compared to the same period last fiscal year. The increase is due to increased consulting expense in Europe, salary and royalty expense offset by marketing and advertising expense during the three-month period ended December 31, 2010 as compared to the same period last year.

•	Marketing, general and administrative expenses in the EMI business segment decreased $27,000, or 13.0%, to $181,000 for the three-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is related to reduced commission expense during the three-month period ended December 31, 2010 as compared to the same period last year.

•	Marketing, general and administrative expenses in the Medical/Trek business segment decreased $7,000, or 0.9%, to $780,000 for the three-month period ended December 31, 2010 as compared to the same period last fiscal year.
          Marketing, general and administrative expenses decreased $272,000, or 3.6%, to $7,345,000 for the six-month period ended December 31, 2010 as compared to the same period last fiscal year.
•	Marketing, general and administrative expenses in the Drew business segment decreased $405,000, or 8.3%, to $4,473,000 for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is related to a reduction in force at the Dallas facility and a decrease in administrative expenses at Biocode for the six-month period ended December 31, 2010 as compared to the same period ended December 31, 2009.

•	Marketing, general and administrative expenses in the Sonomed business segment increased $58,000, or 6.3%, to $978,000 for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The increase is due to increased travel, meeting and salary expense, which were offset by decrease in commission expense, consulting expense in Europe, advertising and market research expense during the six-month period ended December 31, 2010 as compared to the same period last year.

•	Marketing, general and administrative expenses in the EMI business segment increased $6,000, or 2.0%, to $313,000 for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The increase is mainly related to increase consulting expense partially offset by the decreased commission expense.

•	Marketing, general and administrative expenses in the Medical/Trek business segment increased $69,000, or 4.6%, to $1,581,000 for the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The increase was mainly related to increased salary expense.
          The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and six-month periods ended December 31, 2010 and 2009. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
Research and Development:

Drew	$183	$246	-25.6%	$372	$469	-20.7%
Sonomed	129	122	5.7%	238	327	-27.2%
EMI	95	94	1.1%	193	158	22.2%
Medical/Trek	0	(4)	100.0%	0	(4)	100.0%

Total	$407	$458	-11.1%	$803	$950	-15.5%

          Research and development expenses decreased $51,000, or 11.1%, to $407,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.
•	Research and development expenses in the Drew business segment decreased $63,000, or 25.6%, to $183,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was substantially less for the three-month period ended December 31, 2010 as Drew completed the development of its new diabetes instrument the DS-360 in January 2010 and has not undertaken any substantial research and development projects on instruments and is concentrating its efforts on less costly reagent development.

•	Research and development expenses in the Sonomed business segment increased $7,000, or 5.7%, to $129,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.

•	Research and development expenses in the EMI business segment increased $1,000 or 1.1% to $95,000 during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.

•	Research and development expenses in the Medical/Trek business segment were relatively unchanged during the three-month period ended December 31, 2010 as compared to the same period last fiscal year.
          Research and development expenses decreased $147,000, or 15.5%, to $803,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year.
•	Research and development expenses in the Drew business segment decreased $97,000, or 20.7%, to $372,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was substantially less for the three-month period ended December 31, 2010 as Drew completed the development of its new diabetes instrument the DS-360 in January 2010 and has not undertaken any substantial research and development projects on instruments and is concentrating its efforts on less costly reagent development.

•	Research and development expenses in the Sonomed business segment decreased $89,000, or 27.2%, to $238,000 during the six-month period ended December 31, 2010 as compared to the same period last fiscal year. The decrease is related to reduced prototype expense after the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the development of the VuMax III.

•	Research and development expenses in the EMI business segment increased $35,000 or 22.2% during the six-month period ended December 31, 2010 as compared to the same period last fiscal year mainly due increased salaries and consulting fees.
          The Company recognized a loss of $11,000 and $23,000 related to its investment in OTM during the three-month periods ended December 31, 2010 and 2009, respectively, and $34,000 and $39,000 for the six-month periods ended December 31, 2010 and 2009, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage, privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004.
          There was little interest income during the three-month periods and six-month periods ended December 31, 2010 and 2009, respectively.
          Interest expense was $78,000 and $151,000 for the three-month periods ended December 31, 2010 and 2009, respectively, and $160,000 and $255,000 for the six-month periods ended December 31, 2010 and 2009, respectively. This was due to a decrease in outstanding debt balance as of December 31, 2010 related to the acquisition of JAS and Biocode.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations as of December 31, 2010 and June 30, 2010 are reflected in the following table (in thousands):

	December 31,	June 30,
	2010	2010
Current Ratio:

Current assets	$15,380	$16,747
Less: Current liabilities	7,335	5,998

Working capital	$8,045	$10,749

Current ratio	2.1 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$2,651	$1,255
Long-term debt	1,822	2,916

Total debt	4,473	4,171

Total equity	10,259	12,065

Total capital	$14,732	$16,236

Total debt to total capital	30.4%	25.7%

          The Company has implemented an austerity plan to stem the recurring losses at Drew and has made progress in reducing certain administrative and development expenditures. If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 8 months without curtailing certain business activities. The Company has based this estimate on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner or more slowly than the Company currently expects. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2010 Form 10-K.
          Working Capital Position
          Working capital decreased approximately $2,704,000 as of December 31, 2010, and the current ratio decreased to 2.1 to 1 when compared to June 30, 2010. The decrease in working capital was caused primarily by the loss from continuing operations of approximately $1,868,000 for six months ended December 31, 2010 and increase in the current portion of long term debt.
          Cash Used in Operating Activities
          During the six-month periods ended December 31, 2010 and 2009, the Company generated cash outflows from operating activities of $965,000 and $643,000, respectively. The net increase in cash used in operating activities of approximately $322,000 for the six-month period ended December 31, 2010, as compared to the same period in the prior fiscal year is due primarily to the following factors:
          For the six-month period ended December 31, 2010, the Company had a net loss from continuing operations of $1,868,000 and experienced net cash in flows from an increase in accounts payable, accrued expenses and other liabilities of $647,000, cash from discontinued operation of $861,000, non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $432,000 and $63,000, respectively. These cash in-flows were partially offset by increases in accounts receivable and inventory, which increased by $441,000 and $891,000, respectively. In the prior fiscal period the cash used in operating activities of $643,000 was related to net loss from continuing operations in the prior year of $1,952,000, decreases in inventory and other current and long-term assets of $900,000 and $90,000, respectively, increases in accounts payable, accrued expenses and other liabilities of $814,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $406,000 and $70,000, respectively. These cash inflows were partially offset by increases in accounts receivable $1,279,000.
          Cash Flows (Used in) Investing and Financing Activities
          Cash flows used in investing activities of $148,000 is related to fixed asset purchases and investment in OTM of $103,000 and $45,000, respectively, during the six-month period ended December 31, 2010. The net increase in cash flows used in investing activities as compared to the prior fiscal period was $31,000.
          Cash flows used in financing activities were approximately $50,000 during the six-month period ended December 31, 2010. Cash flows used in financing activities for the same period last year were approximately $116,000 related to the scheduled long-term debit repayments.
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
Continuing Operations
          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on its future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
          The Company has implemented an austerity plan to stem the recurring losses at Drew and has made progress in reducing certain administrative and development expenditures. If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 8 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2010.
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
          Off-Balance Sheet Arrangements and Contractual Obligations

          The Company was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2010 and 2009.
          The following table presents the Company’s contractual obligations as of December 31, 2010 (interest is not included in the table as it is immaterial):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$4,472,888	$2,650,600	$1,822,288	$—	$—

Operating lease agreements	3,607,612	842,134	1,598,682	962,088	204,709

Total	$8,080,500	$3,492,734	$3,420,969	$962,088	$204,709

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

	Interest	Due during the year ending June 30,
	Rate	2011	2012	2013	Total

Notes Payable — Bio Code	7%	$1,325,300	$1,325,300	$1,822,288	$4,472,888
Exchange Rate Risk
          A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2010 and 2009, Drew recorded approximately $1,853,000 and $2,046,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the six-month periods ended December 31, 2010 and 2009, Drew recorded approximately $3,814,000 and $3,420,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
          Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended December 31, 2010 and 2009, Drew incurred approximately $2,064,000 and $2,413,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the six-month periods ended December 31, 2010 and 2009, Drew recorded approximately $4,009,000 and $4,307,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively.
          The Company’s Sonomed business unit incurs an immaterial portion of its marketing expenses in the European market, the majority of which are transacted in Euros.

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
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
          There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
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

Escalon Medical Corp. (Registrant)
Date: February 11, 2011	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: February 11, 2011	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer