Form 10-Q
period 2011-03-31
ESCALON MEDICAL CORP
filed 2011-05-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 13, 2011.

Escalon Medical Corp.
Form 10-Q Quarterly Report

Part I. Financial Statements

Item 1.	Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,363,532	$3,342,422
Accounts receivable, net	4,664,138	4,481,249
Inventory, net	7,693,300	6,978,714
Other current assets	192,523	521,341
Assets of discontinued operations	—	1,424,183

Total current assets	14,913,493	16,747,909
Furniture and equipment, net	644,783	672,490
Goodwill	218,208	1,124,018
Trademarks and trade names	694,006	694,006
Patents, net	1,196,867	1,284,109
Covenant not to compete, customer list, net	1,280,278	1,480,264
Other assets	84,015	4,140

Total assets	$19,031,650	$22,006,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$251,953	$1,254,492
Accounts payable	1,945,406	1,537,860
Accrued expenses	2,770,706	2,499,878
Liabilities of discontinued operations	—	705,635

Total current liabilities	4,968,065	5,997,865

Long-term debt, net of current portion	4,506,122	2,916,246
Accrued post-retirement benefits	1,027,821	1,027,821

Total long-term liabilities	5,533,943	3,944,067

Total liabilities	10,502,008	9,941,932

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at March 31, 2011 and June 30, 2010	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,671,061	67,583,905
Accumulated deficit	(60,265,615)	(56,646,366)
Accumulated other comprehensive loss	(616,790)	(613,521)

Total shareholders’ equity	8,529,642	12,065,004

Total liabilities and shareholders’ equity	$19,031,650	$22,006,936

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues:
Product revenue	$7,501,075	$7,624,372	$22,574,761	$23,086,612
Other revenue	—	243,805	6,933	534,444

Revenues, net	7,501,075	7,868,177	22,581,694	23,621,056

Costs and expenses:
Cost of goods sold	4,248,996	4,507,847	12,856,765	13,106,736
Marketing, general and administrative	3,750,395	3,376,063	11,095,170	11,231,658
Research and development	395,656	446,359	1,198,273	1,396,283
Goodwill impairment	905,810	0	905,810	0

Total costs and expenses	9,300,857	8,330,269	26,056,018	25,734,677

(Loss) from operations	(1,799,782)	(462,092)	(3,474,324)	(2,113,621)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(37,600)	(20,963)	(71,745)	(60,396)
Interest income	83	16	194	213
Interest expense	(84,186)	(59,193)	(244,064)	(314,645)

Total other expense	(121,703)	(80,140)	(315,615)	(374,828)

Net loss from continuing operations before taxes	(1,921,485)	(542,232)	(3,789,939)	(2,488,449)
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(1,921,485)	(542,232)	(3,789,939)	(2,488,449)
Net income from discontinued operations	—	232,874	170,690	469,044

Net (loss)	(1,921,485)	(309,358)	(3,619,249)	(2,019,405)

Net income (loss) per share
Basic:
Continuing operations	$(0.26)	$(0.07)	$(0.50)	$(0.33)
Discontinued operations	—	0.03	0.02	0.06

	$(0.26)	$(0.04)	$(0.48)	$(0.27)

Diluted:
Continuing operations	$(0.26)	$(0.07)	$(0.50)	$(0.33)
Discontinued operations	—	0.03	0.02	0.06

	$(0.26)	$(0.04)	$(0.48)	$(0.27)

Weighted average shares - basic	7,526,430	7,526,430	7,526,430	7,526,430

Weighted average shares - diluted	7,526,430	7,526,430	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended March 31,	2011	2010

Cash Flows from Operating Activities:
Net (loss)	$(3,619,249)	$(2,019,405)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Income from discontinued operations	(170,690)	(469,044)
Depreciation and amortization	668,391	550,421
Goodwill impairment	905,810	0
Compensation expense related to stock options	87,156	100,909
Loss of Ocular Telehealth Management, LLC	71,745	60,396
Change in operating assets and liabilities:
Accounts receivable, net	(182,889)	(1,428,827)
Inventory, net	(714,586)	1,361,879
Other current and long-term assets	248,942	88,919
Accounts payable, accrued expenses and other liabilities	678,375	524,769

Net cash (used in) operating activities from continuing operations	(2,026,995)	(1,229,983)

Net cash provided by operating activities from discontinued operations	861,341	589,439

Net cash (used in)/provided by operating activities	(1,165,654)	(640,544)

Cash Flows from Investing Activities:		—
Investment in Ocular Telehealth Management, LLC	(45,000)	(33,400)
Purchase of fixed assets	(114,128)	(75,128)

Net cash (used in) investing activities from continuing operations	(159,128)	(108,528)
Net cash (used in) investing activities from discontinued operations	0	(59,709)

Net cash (used in) investing activities	(159,128)	(168,237)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(50,538)	(132,956)
Related party note payable	0	157,332

Net cash (used in) provided by financing activities	(50,538)	24,376

Effect of exchange rate changes on cash & cash equivalents	396,430	(61,709)

Net decrease in cash and cash equivalents	(978,890)	(846,114)

Cash and cash equivalents, beginning of period	3,342,422	1,810,045

Cash and cash equivalents, end of period	$2,363,532	$963,931

Supplemental Schedule of Cash Flow Information:
Interest paid	$168,694	$5,102
Income taxes paid	$45,000	$0
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity
BALANCE AT JUNE 30, 2010	7,526,430	$7,526	$1,733,460	$67,583,905	$(56,646,366)	$(613,521)	$12,065,004
Comprehensive Loss:
Net loss	—	—	—	—	(3,619,249)	—	(3,619,249)
Foreign currency translation	—	—	—	—	—	(3,269)	(3,269)

Total comprehensive loss					(3,619,249)	(3,269)	(3,622,518)
Compensation expense	—	—	—	87,156	—	—	87,156

BALANCE AT MARCH 31, 2011	7,526,430	$7,526	$1,733,460	$67,671,061	$(60,265,615)	$(616,790)	$8,529,642

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net (loss)	$(1,921,485)	$(309,358)	$(3,619,249)	$(2,019,405)
Foreign currency translation	168,562	(20,016)	(3,269)	(11,768)

Comprehensive (loss)	$(1,752,922)	$(329,374)	$(3,622,518)	$(2,031,173)

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
          The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two- to five-year period or immediately, and, for non-employee directors, immediately.
          As of March 31, 2011 and 2010 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $152,008 and $246,618, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.93 years. For the three-month periods ended March 31, 2011 and 2010, $23,898 and $30,468 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2011 and 2010, $87,156 and $100,909 was recorded as compensation expense, respectively.
          The Company did not receive any cash from share option exercises under stock-based payment plans for the three months and nine month period ended March 31, 2011 and 2010. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
          The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and nine-month periods ended March 31, 2011 and 2010.
3. (Loss) earnings per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted earnings per share
Net loss from continuing operations	$(1,921,485)	$(542,232)	$(3,789,939)	$(2,488,449)
Net income from discontinued operations	—	232,874	170,690	469,044

Net (loss)	$(1,921,485)	$(309,358)	$(3,619,249)	$(2,019,405)

Denominator:
Denominator for basic earnings per share — weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Denominator for diluted earnings per share — weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$(0.26)	$(0.07)	$(0.50)	$(0.33)
Discontinued operations	—	0.03	0.02	0.06

	$(0.26)	$(0.04)	$(0.48)	$(0.27)

Diluted:
Continuing operations	$(0.26)	$(0.07)	$(0.50)	$(0.33)
Discontinued operations	—	0.03	0.02	0.06

	$(0.26)	$(0.04)	$(0.48)	$(0.27)

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
5. Segmental Information
          During the three-month and nine-month periods ended March 31, 2011 and 2010, the Company’s continuing operations were classified into four principal reportable business segments that provide different products or services, not including the Company’s Vascular business, which the Company sold on April 30, 2010.
          Separate management of each segment is required because each business segment is subject to different marketing, production and technology strategies.
Segment Statements of Operations (in thousands) — Three months ended March 31,

	Drew		Sonomed		EMI		Medical/Trek		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$4,497	$4,891	$2,226	$1,942	$410	$431	$368	$360	$7,501	$7,624
Other revenue	—	243	—	—	—	—	—	—	0	244

Total revenue, net	4,497	5,134	2,226	1,942	410	431	368	360	7,501	7,868

Costs and expenses:
Cost of goods sold	2,742	3,160	1,120	989	150	162	237	197	4,249	4,508
Research & Development	172	254	96	101	125	87	2	5	395	446
Marketing, General & Admin	2,804	2,231	632	529	177	145	138	471	3,750	3,376
Goodwill Impairment	—	—	—	—	906	—	—	—	906

Total costs and expenses	5,718	5,645	1,848	1,619	1,358	394	377	673	9,300	8,330

(Loss) income from operations	(1,221)	(511)	378	323	(948)	37	(9)	(313)	(1,799)	(462)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	(38)	(21)	(38)	(21)
Interest income	—	—	—	—	—	—	1	—	1	—
Interest expense	(85)	(59)	—	—	—	—	—	—	(85)	(59)

Total other (expense) and income	(85)	(59)	—	—	—	—	(37)	(21)	(122)	(80)

(Loss) and income before taxes	(1,306)	(570)	378	323	(948)	37	(45)	(334)	(1,921)	(542)
Income taxes	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(1,306)	$(570)	$378	$323	$(948)	$37	$(45)	$(334)	$(1,921)	$(542)

Segment Statements of Operations (in thousands) — Nine months ended March 31,

	Drew		Sonomed		EMI		Medical/Trek/EHI		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$13,922	$14,620	$6,569	$6,039	$1,106	$1,454	$978	$973	$22,575	$23,086
Other revenue	7.00	534	—	—	—	—	—	—	7	534

Total revenue, net	13,929	15,154	6,569	6,039	1,106	1,454	978	973	22,582	23,620

Costs and expenses:
Cost of goods sold	8,256	8,642	3,512	3,218	421	615	668	631	12,857	13,106
Research & Development	544	723	334	428	318	245	2	1	1,198	1,397
Marketing, General & Admin	8,222	7,353	1,936	1,796	542	539	396	1,544	11,095	11,232
Goodwill Impairment	—	—	—	—	906	—	—	—	906	—

Total costs and expenses	17,022	16,718	5,782	5,442	1,281	1,399	1,066	2,176	26,056	25,735

(Loss) income from operations	(3,093)	(1,564)	787	597	(175)	55	(88)	(1,203)	(3,474)	(2,115)

Other (expense) and income:
Equity in OTM	—	—	—	—	—	—	(72)	(60)	(72)	(60)
Interest income	—	—	—	—	—	—	—	0	—	—
Interest expense	(244)	(314)	—	—	—	—	—	—	(244)	(314)

Total other (expense) and income	(244)	(314)	0	0	0	0	(72)	(60)	(316)	(374)

(Loss) and income before taxes	(3,337)	(1,878)	787	597	(175)	55	(159)	(1,263)	(3,790)	(2,489)
Income taxes	—	—	—	—	—	—	—	—	—	—

Net (loss) income	$(3,337)	$(1,878)	$787	$597	$(175)	$55	$(159)	$(1,263)	$(3,790)	$(2,489)

          The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; and (2) in-vitro diagnostic (“IVD”) instrumentation and consumables for use in human and veterinary hematology. On April 30, 2010, the Company sold its Vascular business. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are included in the Medical/Trek business unit in the discussion of marketing, general and administrative expenses included in the management discussion and analysis of financial condition and results of operations.
6. Related Party Transaction
          The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through March 31, 2011 and 2010, the Company has invested $444,000 and $432,000, respectively in OTM, including $45,000 and $33,400 invested during the nine-month period ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three-month periods ended March 31, 2011 and 2010 the Company recorded losses of $37,600 and $20,963, respectively. For the nine-month periods ended March 31, 2011 and 2010 the Company recorded losses of $71,745 and $60,396, respectively.

7. Recently Issued Accounting Standards
          In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on determining whether multiple deliverables exist, how the arrangements should be separated and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under previous accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The previous guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment became be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
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
          In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update became effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.
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
          In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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
          In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

          In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2011 second quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 third quarter. The Company adopted this standard and the standard did not have a material effect on the Company’s consolidated financial statements.
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
          The Company determined that the fair value of the outstanding debt approximates the outstanding book value based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of its debt it first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt currently on the company’s balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to us for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid us in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to us, from any source on any terms, other than the willing seller of the Biocode assets. Therefore, the Company concluded that the fair market value of the debt remains equal to its book value.

9. Continuing Operations
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, negative cash flows from operating activities, will no longer have the benefit of cash inflows from Vascular and the debt payments related to the Biocode acquisition commenced on June 30, 2010 (see footnote 12 for more information on the debt). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on the Company’s future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although the Company may not succeed in these mitigation efforts.
          Drew continues to implement its plan to curtail its continuing losses. The first part of the plan consists of relocating where certain Drew products are manufactured. Drew has successfully transferred the manufacturing of its Gold Reagent kits to its UK facility from its facility in France, which has eliminated a significant backlog in Gold kit orders. Additionally, Drew is sharing manufacturing techniques and know-how among each of its divisions in an effort to ensure multiple sources for Drew’s products which will enhance its flexibility in fulfilling future orders. The first stage of the plan is nearly complete The second stage is to explore the possibility of reducing additional costs from the Company’s manufacturing process.
          If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 8 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2010.
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
     10. Discontinued Operations
          In an effort to enhance stockholder value, improve working capital and enable the Company to focus on its core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the Company divested certain Vascular Access assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one-time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010, and the Company has had no continuing involvement in the operations of Vascular. Vascular

Access generated approximately $565,000 in gross profit from May 1, 2010 through August 31, 2010 related to the supply agreement.
          The following table summarizes the results of discontinued operations for the three-month and nine-month periods ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Total revenue, net	$—	$1,059

Costs and expenses:
Cost of goods sold	—	406
Research & Development	—	63
Marketing, General & Admin	—	357

Total costs and expenses	—	826

Income from discontinued operations	$—	$233

	For the Nine Months Ended March 31,
	2011	2010
Total revenue, net	$638	$2,888

Costs and expenses:
Cost of goods sold	283	1119
Research & Development	29	227
Marketing, General & Admin	155	1073

Total costs and expenses	467	2419

Income from discontinued operations	$171	$469

          Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at March 31, 2011 and June 30, 2010 (in thousands):

	March 31, 2011	June 30, 2010
Assets
Accounts receivable, trade	$—	$325
Inventory	—	342
Other assets	—	7
Receivable from sale of Vascular Assets	—	750

Total Assets	—	1,424

Liabilities
Payable related to sale of Vascular Assets	—	500
Accrued expenses and other liabilities	—	206

Total Liabilities	—	706

Net Assets of Discontinued Operations	$—	$718

     11. Goodwill Impairment EMI
          During the period ended March 31, 2011 management became concerned about EMI’s performance year to date as compared to the Company’s projected budget. The projected budget included sales related to EMI’s new image management system, Axis, as well as traditional legacy digital imaging systems. A significant portion of the Axis product target market represents institutions requiring large-scale, multi-instrument solutions, which has resulted in a much longer sales cycle than the Company had originally envisioned. While the feedback from initial and potential customers of the Axis product has been positive, converting this interest into sales has not materialized to date at the levels the Company had originally projected.
          EMI has also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing Optical Coherence Tomography (“OCT”) devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in the Company’s original projection. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events negatively affected the evaluation of the future operating results and cash flows of EMI.
          The Company typically tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Management determined that the events discussed above warranted performing an interim test of goodwill for possible impairment during the quarter ended March 31, 2011.
          The first step of the FASB ASC 350 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to EMI, a forecasted cash flow period of five years, long-term annual growth rates of 3% and a discount rate of 19%.
          Based on the interim income approach analysis that was performed for EMI it was determined that the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $905,810 of the goodwill recorded at EMI was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $905,810 during the three- and nine-month periods ended March 31, 2011.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
12. Subsequent Event
          On April 29, 2011 the Company amended its seller financed debt related to the acquisition of certain assets of Biocode in 2008. Under the terms of the debt refinancing, the Company has agreed to pay the balance of the seller provided financing of $3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars, including interest, as of the date of payment. Interest will remain unchanged and will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment on the under the amended agreement is due May 31, 2011. Upon the sixtieth month after this Amendment, the Company has agreed to pay the balance of the outstanding amount in euros in full in one payment. The refinancing reduced the current portion of the Company’s long-term debt from approximately $2,600,000 to $252,000. The effect of this amendment is reflected in the Company’s March 31, 2011 balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements
          Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2010 to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Management’s Discussion and Analysis should be read in conjunction with the March 31, 2011 financial statements and the audited financial statements included in the June 30, 2010 Form 10-K.
Executive Overview — Nine-Month Period Ended March 31, 2011
          The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
     •   Product revenue decreased approximately 2.0% during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The decrease was primarily related to decreases in the Drew and EMI business segments of 4.8%, and 23.9%, respectively. These decreases were partially offset by product revenue increases at Sonomed and Medical/Trek of 8.8% and .5%, respectively, during the nine-month period ended March 31, 2011 compared to the same period last fiscal year.
     •   Other revenue decreased approximately $527,000 or 98.7% during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. These decreases were attributable to decreased royalties from the TECOM agreement and the Bio-Rad OEM agreement in the Drew business segment.
     •   Cost of goods sold as a percentage of product revenue remained approximately unchanged at 57.0% during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. Gross margins in the Drew and Sonomed business segment remained relatively unchanged at 40.7% and 46.5%, respectively. Gross margin in the EMI business segment increased by 4.2% due to the sales of higher margin products. Gross margin in Medical/Trek decreased by 3.4%, however, due to the continued aging of its products.
     •   Marketing, general and administrative expenses decreased approximately 1.2% during the nine-month period ended March 31, 2011, as compared to the same period in the prior fiscal year. The decrease was primarily due to decreased expenses in the Drew business segment as a result of the austerity plan offset by an increase in consulting, legal, office rent and payroll expense in Medical/Trek, Sonomed and EMI business segments.
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
     Long Lived Assets Including Goodwill
          As discussed in footnote 11 to the March 31, 2011 condensed consolidated financial information, the Company tests goodwill for possible impairment on an annual basis as of June 30 and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. In assessing the recoverability of goodwill and other long-lived assets, the Company makes assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income/loss, success of research and development projects, discount rates and terminal growth rates, business trends, prospects and market conditions, to determine the fair value of the respective assets. If these or other estimates or their related assumptions change in the future, impairment charges may be required to be recorded for these assets not previously recorded. See footnote 11 the March 31, 2011 condensed consolidated financial information for discussion of goodwill impairment at the Company’s EMI reporting unit.
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

     Income Taxes
          Estimates of taxable income/loss of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company’s income will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.
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
          Through March 31, 2011, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
Three- and Nine-Month Periods Ended March 31, 2011 and 2010
          The following table shows consolidated product revenue from continuing operations by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
Product Revenue:

Drew	$4,497	$4,891	-8.1%	$13,922	$14,620	-4.8%
Sonomed	2,226	1,942	14.6%	6,569	6,039	8.8%
EMI	410	431	-4.9%	1,106	1,454	-23.9%
Medical/Trek	368	360	2.2%	978	973	0.5%

Total	$7,501	$7,624	-1.6%	$22,575	$23,086	-2.2%

     •   Product revenue decreased approximately $123,000, or 1.6%, to $7,501,000 for the three-month period ended March 31, 2011, as compared to the same period last fiscal year.
          In the Drew business segment, product revenue decreased $394,000, during the three-month period ended March 31, 2011, or 8.1% to $4,497,000, as compared to the same period last fiscal year. The decrease is related to a decrease in revenue at the Biocode facility compared to the same period last year. In addition, there was a decrease in PDQ instrument sales during the current period as Drew discontinued its manufacturing agreement for this aging instrument and a decrease in DREW3 instruments during the three-month period ended March 31, 2011 as compared to the same period last year.
          Product revenue increased $284,000, or 14.6% to $2,226,000, during the three-month period ended March 31, 2011, at the Sonomed business segment, as compared to the same period last fiscal year. The increase in product revenue is due to an increase sales to Sonomed’s European distributors, an overall improvement in the capital equipment market and a fulfillment of backlogged orders.
          Product revenue decreased $21,000, during the three-month period ended March 31, 2011, or 4.9%, in the EMI business segment as compared to the same period last year. The reduction in revenue is related to a general decline during the three-month period ended March 31, 2011, in the purchase of capital equipment by Digital’s customers related to the acceptance of a competitive new low cost OCT technology in the market place.
          In the Medical/Trek business segment, product revenue increased $8,000, or 2.2%, to $368,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year.
     •   Product revenue decreased approximately $511,000, or 2.2%, to $22,575,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year.
          In the Drew business segment, product revenue decreased $698,000, or 4.8% to $13,922,000, as compared to the same period last fiscal year. The decrease is related to a decrease in revenue at the Biocode facility as compared to the same period last year. In addition, there was a decrease in PDQ instrument sales during the current period as Drew discontinued its manufacturing agreement for this aging instrument and a decrease in DREW3 and DS2280 instruments during the nine-month period ended March 31, 2011 as compared to the same period last year.
          In the Sonomed business segment, product revenue increased $530,000, during the nine-month period ended March 31, 2011, or 8.8% to $6,569,000, as compared to the same period last fiscal year. The increase in product revenue was primarily caused by an increase in product revenue at Sonomed’s European distributors.
          Product revenue decreased $348,000, or 23.9% to $1,106,000, during the nine-month period ended March 31, 2011 in the EMI business segment as compared to the same period last year. The reduction is related to a general decline in the purchase of capital equipment by Digital’s customers related to the acceptance of competitive new low cost OCT technology in the market place.
          In the Medical/Trek business segment, product revenue increased $5,000 or 0.5%, to $978,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year.
          The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and nine-month periods ended March 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
Other Revenue:

Drew	$0	$243	-100.0%	$7	$534	-98.7%

Total	$0	$243	-100.0%	$7	$534	-98.7%

          Other revenue decreased by approximately $527,000, or 98.7%, to $7 during the nine-month period ended March 31, 2011 as compared to the same period last fiscal year. Other revenue decreased by approximately $243,000, or 100%, to $0 during the three-month period ended March 31, 2011 as compared to the same period last fiscal year. The decrease is related to revenue earned from the TECOM agreement in the prior periods.
          The following table presents consolidated cost of goods sold from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three- and nine-month periods ended March 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2011	%	2010	%	2011	%	2010	%
Cost of Goods Sold:

Drew	$2,742	61.0%	$3,160	64.6%	$8,256	59.3%	$8,642	59.1%
Sonomed	1,120	50.3%	989	50.9%	3,512	53.5%	3,218	53.3%
EMI	150	36.6%	162	37.6%	421	38.1%	615	42.3%
Medical/Trek	237	64.4%	197	54.7%	668	68.3%	631	64.9%

Total	$4,249	56.7%	$4,508	59.1%	$12,857	57.0%	$13,106	56.8%

     •   Cost of goods sold totaled approximately $4,249,000, or 56.7% of product revenue, for the three-month period ended March 31, 2011, as compared to $4,508,000 or 59.1%, of product revenue for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $2,742,000, or 61.0% of product revenue, for the three-month period ended March 31, 2011, as compared to $3,160,000, or 64.6% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 0% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which typically range from 50% to 75%. The decrease in cost of goods sold as a percent of product revenue is related to the relative sales mix of these product groups during the nine-month period ended March 31, 2011, as compared to the same period last year.
          Cost of goods sold in the Sonomed business segment totaled $1,120,000, or 50.3% of product revenue, for the three-month period ended March 31, 2011, as compared to $989,000, or 50.9% of product revenue, for the same period last fiscal year. The decrease in Sonomed’s cost of goods sold as a percentage of revenue was primarily caused by an increase in higher margin sales of Sonomed’s newer PacScan Plus.
          Cost of goods sold in the EMI business segment totaled $150,000, or 36.6% of product revenue, for the three-month period ended March 31, 2011, as compared to $162,000, or 37.6% of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to an increase in sales of Digital’s new high margin product during the three-month period ended March 31, 2011.
          Cost of goods sold in the Medical/Trek business segment totaled $237,000, or 64.4% of product revenue, for the three-month period ended March 31, 2011 as compared to $197,000, or 54.7% of product revenue, for the same period last fiscal year. The increase in cost of goods sold as percentage of revenue is due to the continued aging of its products. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.
     •   Cost of goods sold totaled approximately $12,857,000, or 57.0% of product revenue, for the nine-month period ended March 31, 2011, as compared to $13,106,000, or 56.8% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the Drew business segment totaled $8,256,000, or 59.3% of product revenue, for the nine-month period ended March 31, 2011 as compared to $8,642,000, or 59.1% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 0% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which typically range from 50% to 75%. The increase in cost of goods sold as a percent of product revenue is related to the relative mix of these product groups during the three-month period ended March 31, 2010 as compared to the same period last year.
          Cost of goods sold in the Sonomed business segment totaled $3,512,000, or 53.5% of product revenue, for the nine-month period ended March 31, 2011 as compared to $3,218,000 or 53.3% of product revenue, for the same period last fiscal year.
          Cost of goods sold in the EMI business segment totaled $421,000, or 38.1%, of product revenue for the nine-month period ended March 31, 2011 as compared to $615,000, or 42.3%, of product revenue, during the same period last fiscal year. The decrease in cost of goods sold as a percentage of revenue is due to an increase in sales of EMI’s new high margin product during the nine-month period ended March 31, 2011.
          Cost of goods sold in the Medical/Trek business segment totaled $668,000, or 68.3% of product revenue, for the nine-month period ended March 31, 2011 as compared to $631,000 or 64.9% of product revenue, during the same period last fiscal year. The increase in cost of goods sold as percentage of revenue is due to the continued aging of its products. The Company does not intend to invest any funds to develop or upgrade any new or existing Medical/Trek products.

          The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business segment marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change

Marketing, General and Administrative:

Drew	$2,309	$2,231	3.5%	$6,782	$7,353	-7.8%
Sonomed	453	387	17.1%	1,431	1,307	9.5%
EMI	144	113	27.4%	457	420	8.8%
Medical/Trek	844	645	30.9%	2,425	2,152	12.7%

Total	$3,750	$3,376	11.1%	$11,095	$11,232	-1.2%

     •   Marketing, general and administrative expenses increased $374,000, or 11.1%, to $3,750,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment increased $78,000, or 3.5%, to $2,309,000 for the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is related to payroll and other additional costs in Miami facility offset by reduced costs in Drew US and BHH.
          Marketing, general and administrative expenses in the Sonomed business segment increased $66,000, or 17.1%, to $453,000 for the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is due to an increase in payroll, travel, exhibits and meeting expenses partially offset by reduction in commission, advertising and market research.
          Marketing, general and administrative expenses in the EMI business segment increased $31,000, or 27.4%, to $144,000 for the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is related to increased headcount, consulting and travel expense.
          Marketing, general and administrative expenses in the Medical/Trek business segment increased $199,000, or 30.9%, to $844,000 for the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is related to an increase in consulting, legal, office rent and payroll expense.
     •   Marketing, general and administrative expenses decreased $137,000 or 1.2%, to $11,095,000 for the nine-month period ended March 31, 2011, as compared to the same period last fiscal year.
          Marketing, general and administrative expenses in the Drew business segment decreased $571,000, or 7.8%, to $6,782,000 for the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The decrease is related to the austerity plan which resulted in reduced costs in Drew US and BHH.
          Marketing, general and administrative expenses in the Sonomed business segment increased $124,000, or 9.5%, to $1,431,000 for the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is due to an increase in payroll, travel, exhibits and meeting expenses partially offset by reduction in commission, advertising and market research expense.

          Marketing, general and administrative expenses in the EMI business segment increased $37,000, or 8.8%, to $457,000 for the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is related to increased headcount, consulting, exhibitions and travel expense.
          Marketing, general and administrative expenses in the Medical/Trek business segment increased $273,000, or 12.7%, to $2,425,000 for the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The increase is due to an increase in consulting, legal, office rent and payroll expense.
          The following table presents consolidated research and development expenses from continuing operations as well as identifying trends in business segment research and development expenses for the three- and nine-month periods ended March 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change

Research and Development:

Drew	$172	$254	-32.3%	$544	$723	-24.7%
Sonomed	96	101	-5.0%	334	428	-22.0%
EMI	125	87	43.7%	318	245	29.8%
Medical/Trek	2	5	-60.0%	2	1	100.0%

Total	$395	$447	-11.6%	$1,198	$1,397	-14.2%

     •   Research and development expenses decreased $52,000, or 11.6%, to $395,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $82,000, or 32.3%, to $172,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The reduction is related to the completion of Drew’s new diabetes instrument the DS-360 in January 2011.
          Research and development expenses in the Sonomed business segment decreased $5,000, or 5.0%, to $96,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year. The decrease is related to the decision to suspend further work on the development of the VuMax III.
          Research and development expenses in the EMI business segment increased $38,000, or 43.7%, to $125,000 during the three-month period ended March 31, 2011, as compared to the same period last fiscal year. Increased research and development expense is related to the headcount and consulting expense for continued upgrading of the Company's digital imaging product offering.
     •   Research and development expenses decreased $199,000, or 14.2%, to $1,198,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year.
          Research and development expenses in the Drew business segment decreased $179,000, or 24.7%, to $544,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The decrease is related to the June 2008 decision to disband the research and development department and rely on outsourced consultants under the direction of Drew to conduct future research and development projects on an as needed basis and the completion of the DS-360.
          Research and development expenses in the Sonomed business segment decreased $94,000, or 22.0%, to $334,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. The decrease is related to the reduced consulting and prototype expenses after the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the development of the VuMax III.
          Research and development expenses in the EMI business segment increased $73,000, or 29.8%, to $318,000 during the nine-month period ended March 31, 2011, as compared to the same period last fiscal year. Increased research and development expense is related to the headcount and consulting expense for continued upgrading of the Company’s digital imaging product offering.
          The Company recognized a loss of $38,000 and $21,000 related to its investment in OTM during the three-month periods ended March 31, 2011 and 2010, respectively, and $72,000 and $60,000 for the nine-month periods ended March 31, 2011 and 2010, respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004 (See footnote 6 to the March 31, 2011 condensed consolidated financial information).
          There was no interest income for the three-month and nine-month periods ended March 31, 2011 and 2010, respectively.
          Interest expense was $84,000 and $59,000 for the three-month periods ended March 31, 2011 and 2010, respectively, and $244,000 and $315,000 for the nine-month periods ended March 31, 2011 and 2010, respectively. The decrease for the nine-month periods is due to a decrease in the outstanding debt balance as of March 31, 2011 related to the acquisition of certain assets of Biocode in December 2008.
Goodwill Impairment EMI
          At March 31, 2011 management became concerned about EMI’s performance year to date as compared to the Company’s projected budget. The projected budget included sales related to EMI’s new image management system, Axis, as well as traditional legacy digital imaging systems. A significant portion of the Axis product target market represents institutions requiring large-scale, multi-instrument solutions, which has resulted in a much longer sales cycle than the Company had originally envisioned. While the feedback from initial and potential customers of the Axis product has been positive, converting this interest into sales has not materialized to date at the levels the Company had originally projected.
          EMI has also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing OCT devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in the Company’s original projections. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events will negatively affect the evaluation of the future operating results and cash flows of EMI.
          The Company typically tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicates that the carrying amount of goodwill may be impaired. Management determined that the events discussed above warranted performing an interim test of goodwill for possible impairment during the quarter ended March 31, 2011.
          The first step of the FASB ASC 350 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows.

Under the income approach, the Company assumed, with respect to EMI, a forecasted cash flow period of five years, long-term annual growth rates of 3% and a discount rate of 19%.
          Based on the interim income approach analysis that was performed for EMI it was determined that the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $905,810 of the goodwill recorded at EMI was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $905,810 for the three- and nine-month periods ended March 31, 2011.
          The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
          Liquidity and Capital Resources
          Changes in overall liquidity and capital resources from continuing operations as of March 31, 2011 and June 30, 2010 are reflected in the following table (in thousands):

	March 31,	June 30,
	2011	2010
Current Ratio:

Current assets	$14,913	$16,748
Less: Current liabilities	4,968	5,998

Working capital	$9,945	$10,750

Current ratio	3.0 to 1	2.8 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$252	$1,254
Long-term debt	4,506	2,916

Total debt	4,758	4,170
Total equity	8,530	12,065

Total capital	$13,288	$16,235

Total debt to total capital	35.8%	25.7%

          Drew continues to implement its plan to curtail its continuing losses. The first stage of the plan consists of relocating where certain Drew products are manufactured. Drew has successfully transferred the manufacturing of its Gold Reagent kits to its UK facility from its facility in France, which has eliminated a significant backlog in Gold kit orders. Additionally, Drew is sharing manufacturing techniques and know- how among each of its divisions in an effort to ensure multiple sources for Drew’s products which will enhance its flexibility in fulfilling future orders. The first stage of the plan as described above is nearly complete. The second stage is to explore the possibility of reducing additional costs from the Company’s manufacturing process.

          The sale of the Company’s Vascular division on April 30, 2010 has had a significant negative effect of the Company’s liquidity. During the nine-month period ended March 31, 2011, cash inflows related to Vascular were $861,341 which will not be recurring.
          The refinancing of the Company’s debt related to the purchase of certain assets of Biocode (see footnote 12 to the March 31, 2011 condensed consolidated financial information) will have a positive effect on future liquidity. While the Company’s overall liquidity position remains challenging the refinancing reduces the current portion of long-term debt from approximately $2,600,000 to $252,000.
          If the Company is unable to achieve continued improvement in curtailing its continuing losses in the near term, it is not likely that the company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company has based this estimate on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner or more slowly than the Company currently expects. The Company’s estimate that its existing cash and cash flow from operations is not likely to fund activities throughout the next 12 months is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2010 Form 10-K.
          Working Capital Position
          Working capital decreased approximately $805,000 as of March 31, 2011, and the current ratio increased to 3.0 to 1 when compared to June 30, 2010. The decrease in working capital is mainly related to the loss from continuing operations of $3,790,000 offset by a decrease in current portion of long-term debt during the nine-month period ended March 31, 2011.
          Cash Used in Operating Activities
          During the nine-month periods ended March 31, 2011 and 2010, the Company used approximately $1,166,000 and $641,000 of cash for operating activities. The net increase in cash used in operating activities of approximately $525,000 for the nine-month period ended March 31, 2011 as compared to the same period in the prior fiscal year is due primarily to the following factors:
          The Company had a net loss of $3,619,000 and experienced net cash out flows from an increase in accounts receivable approximately $183,000 and inventory of $715,000. These cash out flows were partially offset by an increase in accounts payable and accrued expenses of $678,000 and non-cash expenditures of depreciation and amortization, goodwill impairment and compensation expense of $668,000, $906,000 and $87,000, respectively. In the prior fiscal period the cash used in operating activities of $641,000 was related to the net loss in the prior year of $2,019,000, an increase in accounts receivable of approximately $1,429,000. These cash out flows were partially offset by an increase in accounts payable and accrued expenses of $525,000, a decrease in inventory of approximately $1,362,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of $550,000 and $101,000, respectively.
          Cash Flows (Used in) / Provided by Investing and Financing Activities
          Cash flows used in investing activities of $159,000 during the nine-month period ended March 31, 2011 is related to fixed asset purchases of $114,000 and additional investment of $45,000 in Ocular Telehealth Management, LLC. The net decrease in cash flows used in investing activities from the prior fiscal period of $168,000 was related to purchase of fixed assets of $135,000 and an additional investment in OTM of $33,000.
          Cash flows used in the financing activities were approximately $50,000 during the nine-month period ended March 31, 2011 for the scheduled long-term debt repayments during the period. During the same period of prior fiscal year, the cash flows provided by the financing activities were approximately

$24,000. The Company made scheduled long-term debt repayments of approximately $133,000 and received $157,000 from the related party note payable.
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
          On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company has agreed to pay the balance of the seller provided financing of $3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest will remain unchanged and will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement is due May 31, 2011. Upon the sixtieth month after this Amendment, the Company has agreed to pay the balance of the outstanding amount in euros in full in one payment. The refinancing will reduce the current portion of the Company’s long-term debt from approximately $2,600,000 to $252,000.
Continuing Operations
          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the Biocode acquisition commenced June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on its future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements.
          The Company has implemented an austerity plan to stem the recurring losses at Drew and has made progress in reducing certain administrative and development expenditures. If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 12 months without curtailing certain business activities. The Company’s estimate that its existing cash and cash flow from operations is not likely to fund activities throughout the next 12 months is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” in the June 30, 2010 Form 10-K.
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

          Off-Balance Sheet Arrangements and Contractual Obligations
          The Company was not a party to any off-balance sheet arrangements during the three and nine-month periods ended March 31, 2011 and 2010.
          The following table presents the Company’s contractual obligations as of March 31, 2011 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$4,758,075	$251,953	$609,007	$700,240	$3,196,874

Operating lease agreements	3,396,991	837,782	1,438,517	992,750	127,943

Total	$8,155,066	$1,089,735	$2,047,524	$1,692,990	$3,324,817

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Interest Rate Risk
          The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

	Interest
	Rate	2012	2013	2014	2015	2016	2017	Total

Notes Payable — Bio Code	7%	$251,953	$293,881	$315,126	$337,907	$362,334	$3,196,874	$4,758,075
          Exchange Rate Risk
     A portion of Drew’s product revenue is denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2011 and 2010, Drew recorded approximately $863,000 and $832,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively. During the nine-month periods ended March 31, 2011 and 2010, Drew recorded approximately $2,586,000 and $3,071,000, respectively, of revenue denominated in United Kingdom Pounds and Euros, respectively.
     Drew incurs a portion of its expenses denominated in United Kingdom Pounds and Euros. During the three-month periods ended March 31, 2011 and 2010, Drew incurred approximately $1,950,000 and $1,516,000, respectively, of expense denominated in United Kingdom Pounds and Euros. During the nine- month periods ended March 31, 2011 and 2010, Drew recorded approximately $5,959,000 and $4,893,000, respectively, of expense denominated in United Kingdom Pounds and Euros, respectively.
          The Company’s Sonomed business unit incurred an immaterial portion of their marketing expenses in the European market, the majority of which are transacted in Euros.

The Company experiences fluctuations, beneficial or adverse, in the valuation of currencies in which the Company transacts its business, namely the United States Dollar, the United Kingdom Pound and the Euro.

	Three months ended March 31		Nine months ended March 31
Total Foreign Sales	2011	2010	2011	2010

Drew UK and Biocode	$862,519	$832,498	$2,585,776	$3,071,096

	Three months ended March 31		Nine months ended March 31
Total Foreign Expenses	2011	2010	2011	2010

Drew UK and Biocode	$1,949,627	$1,516,382	$5,958,627	$4,893,086
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
          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.
(B) Internal Control over Financial Reporting
          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 1A. Risk Factors
          There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
Item 6. Exhibits

10.1
First Amendment to the Agreement for the Sale of a Business as a Going Concern with Seller dated December 31, 2008. (Incorporated by reference to the exhibit filed with the Company’s Form 8-K current report on May 6, 2011.)

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

Escalon Medical Corp. (Registrant)
Date: May 16, 2011	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer