Form 10-K
period 2011-06-30
ESCALON MEDICAL CORP
filed 2011-09-28
CIK 862668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010 was approximately $11,289,645, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.

As of September 27, 2011, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Escalon Medical Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2011

i

PART 1

ITEM 1.	BUSINESS

Company Overview

Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. The Company sold certain assets of the Vascular business for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 12 to the Notes to Consolidated Financial Statements for additional information). The Company’s Internet address is www.escalonmed.com.

The Company operates in the healthcare market, specializing in the development, manufacture marketing and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes and hematology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

Management reviews financial information, allocates resources and manages the business as three segments. The Escalon Clinical Diagnostics (“ECD”) segment consists of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. (“JAS”) and Biocode Hycel (“Biocode”). ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company is including redesignated reporting segments beginning with this Form 10-K, and prior period segment information is reclassified to conform with the current year presentation.

Business Segment No. 1: ECD

Drew Business

Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew acquired JAS on May 29, 2008. JAS was established in 2000 and specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used in IVD tests. Many of these reagents are single vial stable, which offer ease of use, increased speed of results and extended on-board stability. Drew acquired certain assets of Biocode on December 31, 2008. Biocode specializes in hematology consumables for the physician office and veterinary office laboratories. The operating results of Drew, JAS and Biocode are included as part of the Escalon Clinical Diagnostics business segment.

Diabetes Testing

Drew sells two diabetic testing products: the DS5 and the Hb-Gold. The DS5 instrument, dispenser and associated reagent kit measure long-term glucose control in diabetic patients. The system’s small size and ease of use make it ideal for main laboratory, clinic or satellite laboratory settings. The Hb- Gold instrument and associated reagent kit provides for the in vitro measurement of certain genetic diseases of the blood. In the United States, this instrument is available for research only.

Hematology

Drew offers a broad array of equipment for use in the field of human and veterinary hematology. Drew’s Excell product lines are for use in the field of human hematology, and its Hemavet product line is for use in the veterinary field. The acquisition of Biocode added proprietary hematology reagents to the Drew hematology reagent portfolio of products.

Business Segment No. 2: Sonomed-Escalon

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

Color/Fluorescein Angiography (“CFA”) Digital Imaging Systems

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

Business Segment No. 3: Escalon Medical Corp.

The Escalon Medical Corp. business segment includes the administrative corporate operations of the consolidated group.

Research and Development

The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company’s Miami, Florida and Rennes, France facilities. The Company conducted medical device and vascular access product development at its New Berlin, Wisconsin facility through August 2010. Certain assets of Vascular Access were sold in April 2010, and Vascular continued to manufacture under a supply agreement until August 2010. The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2011 and 2010 were approximately $1,602,000 and $1,893,000, respectively.

Manufacturing and Distribution

The Company leases an aggregate of 79,865 square feet of space at its facilities in Texas, Connecticut, Florida, France and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company’s medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company’s Dallas, Texas, Oxford, Connecticut, Miami, Florida, Rennes, France, and Barrow-in-Furness, United Kingdom facilities. See “Business Conditions” in “Management’s Discussion and Analysis of Financial Condition of Results of Operations” for additional information.

The Company leases 13,500 square feet of space in Wisconsin, for its surgical products and vascular access operations prior to its sale on April 30, 2010. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.

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

Marketing and Sales

The ECD business segment sells its products through internal sales and marketing employees located in the United States, France and in the United Kingdom, as well as through a large network of distributors, both domestic and international.

The Sonomed product line is sold through internal sales employees as well as independent sales representatives located in the United States and Europe, to a large network of distributors and directly to medical institutions.

Trek and EMI sell their ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company’s Wisconsin and Massachusetts facilities. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery. The EMI product line is sold through internal sales employees and independent sales representatives in the United States.

Service and Support

The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices and EMI devices. Sonomed’s products are serviced at the Company’s New York facility. Drew’s products are serviced at its Dallas, Texas and Barrow-in-Furness, UK facilities.

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

Competition

There are numerous direct and indirect competitors of the Company in the United States and abroad. These competitors include ophthalmic-oriented companies that market a broad portfolio of products, including:

•	prescription ophthalmic pharmaceuticals, ophthalmic devices, consumer products and other eye care products;

•	large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals;

•

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

Trek and EMI sell a broad range of ophthalmic surgical and diagnostic products. The more significant products are ISPAN® gases and delivery systems. Trek and EMI also manufacture various ophthalmic surgical products for major ophthalmic companies to be sold under their names. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service. There are a variety of other devices that directly compete with the camera back marketed by EMI.

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

Human Resources

As of June 30, 2011, the Company employed 158 employees. Of these employees, 83 of the Company’s employees are employed in manufacturing, 36 are employed in general and administrative positions, 29 are employed in sales and marketing and 10 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2011 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive, and any investment in the Company may be lost.

The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see footnote 16 of the June 30, 2011 consolidated financial statements for additional information on the austerity plan). If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in these risk factors.

Because the Company’s auditors have expressed a going concern qualification, the Company’s ability to obtain additional financing could be adversely affected.

Because of continued losses, negative cash flows and debt payments, the Company has included going concern disclosure in Note 1 to its consolidated financial statements included in this report, addressing substantial doubt about the Company’s ability to continue as a going concern. This going concern disclosure could adversely affect the Company’s ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. If the Company raises funds in the future, it may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices or other terms that may not be as favorable as they would absent such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s stockholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

The Company continues to have recurring losses from prior acquisitions.

The Company has incurred recurring operating losses and negative cash flows from operating activities related to its Drew division, which includes Biocode. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to a change in French law favoring large labs where our instruments cannot compete effectively. The Company believes that this change in the law will materially affect future instrument sales in France. For the year ended June 30, 2011, Biocode generated a net loss of $1,200,000. Also, since the acquisition of Drew the Company loaned approximately $29.5 million to Drew, and during fiscal year ended June 30, 2011 invested additional capital in Biocode of approximately $400,000. The funds were primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew and Biocode. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price will be negatively impacted.

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

•	The cancellation or delays in the purchase of the Company’s products;

•	Fluctuations in customer demand for the Company’s products;

•	Changes in domestic and foreign regulations;

•	The gain or loss of significant customers;

•	Changes in the mix of products sold by the Company;

•	Competitive pressures on prices at which the Company can sell its products;

•	Announcements of new strategic relationships by the Company or its competitors;

•	Fluctuations in royalty income;

•	Litigation costs and settlements; and

•	General economic conditions and other external factors such as energy costs.

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

The Company’s cost saving initiatives may not be effective, and the Company’s ability to develop products could be adversely affected by reduced research and development.

The Company continues to undertake cost-saving initiatives that may not be effective in returning the Company to profitability. If these initiatives are insufficient, additional measures may be necessary. The cost savings initiatives include a reduction in research and development expenses, which could hinder the Company’s ability to update or introduce new products.

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

The Company’s products are subject to stringent ongoing regulation by the FDA and similar domestic and foreign health care regulatory authorities, and if the regulatory approvals or clearances of the Company’s products are restricted or revoked, the Company could face delays that would impair the Company’s ability to generate funds from operations.

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

The Company’s ability to market or sell the Company’s products may be adversely impacted by limitations on reimbursements by government programs, private insurance plans and other third party payers.

The Company’s customers bill various third party payers, including government programs and private insurance plans, for the health care services provided to their patients. Third party payers may reimburse the customer, usually at a fixed rate based on the procedure performed, or may deny reimbursement if they determine that the use of the Company’s products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third party payers may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company’s ability to sell the Company’s products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursements under the capital cost pass-through system utilized in connection with the Medicare program could also adversely impact the marketing of the Company’s products.

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

The Company derives a portion of its revenue from sales outside the United States. Changes in the laws or policies of governmental agencies, as well as social and economic conditions, in the countries in which the Company operates could impact the Company’s business in these countries and the Company’s results of operations. Also, economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and competitive factors such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness, both in the United States and other countries in which the Company conducts business, could adversely impact the Company’s results of operations. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to a change in French law favoring large labs. Biocode’s instruments are designed for small labs; the change in the law requires all of France’s smaller labs to consolidate into much larger regional labs. These regional labs will need much larger and faster instruments than those provided by Biocode. The Company believes that this change in the law will materially affect future instrument sales in France.

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

The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and inventories and related valuation allowances, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company’s goodwill and other intangible assets, pursuant to Financial Accounting Standards Board (“FASB”) issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s financial position and operating results.

On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:

•	sales returns;

•	allowances for doubtful accounts;

•	inventories and related valuation allowances;

•	intangible assets and goodwill;

•	income and other tax accruals;

•	deferred tax asset valuation allowances;

•	sales discounts;

•	warranty obligations; and

•	contingencies and litigation.

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices the Company will be able to charge for the Company’s products, or the amounts of reimbursement available for its products from governmental agencies or third-party payers. These limitations could have a material adverse effect on the Company’s financial position and results of operations.

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

The Company currently leases an aggregate of 114,844 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Drew’s administrative offices and/or manufacturing facilities in Barrow-in-Furness, United Kingdom, Dallas, Texas, Rennes, France (BioCode), Miami, Florida (JAS) and Waterford, Connecticut, (iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Trek’s distribution facility in New Berlin, Wisconsin, and (v) EMI’s product design and development facility in Lawrence, Massachusetts. The corporate office lease in Pennsylvania is comprised of 5,854 square feet and expires in July 2013. The facility in the United Kingdom is comprised of 2,508 square feet whose lease expired in January 2011 and is now a month to month lease. The facility in Texas is comprised of 22,992 square feet whose lease expires in March 2014. The facility in Rennes is comprised of 31,215 square feet and expires in December 2017. The Miami facility lease is comprised of 20,000 square feet and expires in December 2013. The Connecticut facility lease is comprised of 3,150 square feet and expires in November 2017. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, covering 13,500 square feet of space expires in December 2015. The Massachusetts lease, covering 3,452 square feet is a month to month lease. Annual rent under all of the Company’s property lease arrangements was approximately $978,000 for the year ended June 30, 2011.

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

	High	Low
Fiscal year ended June 30, 2011
Quarter ended September 30, 2010	$1.85	$1.45
Quarter ended December 31, 2010	$1.59	$1.25
Quarter ended March 31, 2011	$1.78	$0.68
Quarter ended June 30, 2011	$1.38	$0.85

Fiscal year ended June 30, 2010
Quarter ended September 30, 2009	$2.35	$1.73
Quarter ended December 31, 2009	$2.20	$1.45
Quarter ended March 31, 2010	$1.90	$1.43
Quarter ended June 30, 2010	$1.97	$1.43

As of September 27, 2011, there were 1,740 holders of record of the Company’s common stock. On September 27, 2011 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.15 per share.

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

The Company’s continuing operations is primarily in three business segments. Sonomed-Escalon, ECD and Escalon Medical Corp. Certain assets of the Vascular business were sold for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 12 of the Company’s June 30, 2011 annual consolidated financial statements for additional information).

ECD is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. ECD is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. ECD also supplies the reagent and other consumable materials needed to operate the instruments. ECD added to its reagent business with the May 29, 2008 purchase of JAS and the December 31, 2008 acquisition of certain assets of BioCode.

Sonomed-Escalon segment consists of the operations of Sonomed, EMI, and Trek. Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology. Trek develops, manufactures and distributes ophthalmic surgical products under the Trek Medical Products names. EMI manufactures and markets digital camera systems for ophthalmic fundus photography.

For a more complete description of these businesses and their products, see Item 1—Description of Business.

Certain assets of the Vascular business were sold for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 12 of the Company’s June 30, 2011 annual consolidated financial statements for additional information).

Prior to its sale on April 30, 2010, Vascular developed, manufactured and marketed vascular access products.

Executive Overview—Fiscal Years Ended June 30, 2011 and 2010

The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•

Product revenue from continuing operations decreased approximately $713,000 or 2.3% during fiscal year ended June 30, 2011 as compared to the prior fiscal year. The decrease is primarily related to decreased sales in the Company’s ECD segment which decreased approximately 6.8%, offset by sales increases in the Sonomed-Escalon segment of 5.5%.

•

Other revenue from continuing operations decreased approximately $985,000 or 100 % during the fiscal year ended June 30, 2011, as compared to the prior fiscal year. The company received royalty income from licensing of certain Biocode technology to TECOM for $888,000 in fiscal year 2010, and the Company did not continue to receive royalties in fiscal year 2011. Biocode has fulfilled all of its responsibilities under the contract and has recognized the remaining contract amount in other revenue during the year ended June 30, 2010.

•

Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 59.7% of product revenues during the fiscal year ended June 30, 2011, as compared to approximately 56.9% of product revenue for the prior fiscal year.

•

Operating expenses decreased approximately 3.7% during the fiscal year ended June 30, 2011 as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 2.3% and a decrease of 15.4% in research and development related to the completion of research and development projects in the prior year at both ECD and Sonomed-Escalon.

Results of Operations

Fiscal Years Ended June 30, 2011 and 2010

The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2011 and 2010. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2011	2010	% Change
Product Revenue:
ECD	$18,077	$19,403	-6.8%
Sonomed Escalon	11,867	11,254	5.5%

Total	$29,944	$30,657	-2.3%

Consolidated product revenue from continuing operations decreased approximately $713,000 or 2.3%, to $29,944,000 during the year ended June 30, 2011 as compared to the last fiscal year.

In the ECD segment, product revenue decreased $1,326,000 or 6.8%, as compared to last fiscal year. The decrease is related to a decrease in revenue at the Biocode facility related to a change in French law that requires all of the country’s labs to consolidate into large regional labs. ECD’s instruments are not suitable for large labs so the Company anticipates that instrument revenue in France will continue to significantly decline. In addition, there was a decrease in PDQ instrument sales during the current period as Drew discontinued its manufacturing agreement for this aging instrument and a decrease in DREW3 instruments during the current period as compared to the same period last year.

In the Sonomed-Escalon segment, product revenue increased $613,000, or 5.5%, to $11,867,000 during the year ended June 30, 2011, as compared to the last fiscal year. The increase in revenue is attributed to the increased sales in Sonomed’s ultrasound products of $829,000 related to increased demand in both domestic and international markets, an increase in Trek’s surgical and gas products of $83,000, offset by a decrease of $299,000 in EMI’s digital imaging camera’s and AXIS image management systems. While the AXIS system has been well accepted in the market place, it appears to have a much longer selling cycle than originally envisioned. The decrease in the traditional digital imaging system along with the extended sales cycle of the AXIS product caused management to re-evaluate the goodwill recorded on EMI’s financial statements during the third quarter of the current fiscal year. This evaluation resulted in the write-off of EMI’s goodwill during the year ended June 30, 2011 (see footnote 4 of the consolidated financial statements dated June 30, 2011).

The following table presents consolidated other revenue from continuing operations by reportable business segment for the fiscal years ended June 30, 2011 and 2010. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2011	2010	% Change
Other Revenue:
ECD	$0	$985	-100.0%
Sonomed-Escalon	0	0	0.0%

Total	$0	$985	-100.0%

Consolidated other revenue from continuing operations decreased approximately $985,000 or 100% during the fiscal year ended June 30, 2011, as compared to the prior fiscal year. The Company received royalty income from licensing of certain Biocode technology to TECOM for $888,000 in fiscal year 2010, and the Company did not continue to receive royalties in fiscal year 2011. Biocode has fulfilled all of its responsibilities under the contract and has recognized the remaining contract amount in other revenue during the year ended June 30, 2010.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2011 and 2010. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2011	%	2010	%
Cost of Goods Sold:
ECD	$11,398	63.1%	$11,137	57.4%
Sonomed-Escalon	6,475	54.6%	6,305	56.0%

Total	$17,873	59.7%	$17,442	56.9%

Consolidated cost of goods sold from continuing operations totaled approximately $17,873,000, or 59.7%, of product revenue from continuing operations, for the fiscal year ended June 30, 2011, as compared to $17,442,000, or 56.9%, of product revenue from continuing operations, for the prior fiscal year.

Cost of goods sold in the ECD segment totaled $11,398,000, or 63.1% of product revenue for the fiscal year ended June 30, 2011 as compared to $11,137,000, or 57.4% of product revenue, for the prior fiscal year. The increase in cost of goods sold as percentage of revenue is related to the write-off of inventories of approximately $620,000, of which approximately $500,000 of the write-off was related to writing down the cost of the Trilogy instrument to its net realizable value. Trilogy sales have continued to decline and prospects for future sales are not good as it was never fully accepted in the marketplace. The remaining $120,000 write down is related to instruments in France that are impaired due to the change in French law that requires labs in France to consolidate into large regional labs. In addition, margins have been compressed due to increased production costs at our Dallas facility. The Company decided in June 2011 that it would close its manufacturing facility in Dallas and outsource certain instruments historically manufactured in Dallas. The Company anticipates ceasing manufacturing activities in Dallas by September 30, 2011 (see footnote 16 of the consolidated financial statements dated June 30, 2011).

Cost of goods sold in the Sonomed-Escalon business segment totaled $6,475,000, or 54.6% of product revenue, for the fiscal year ended June 30, 2011 as compared to $6,305,000, or 56.0% of product revenue, for the prior fiscal year. The modest decrease of 1.4% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period with increased sales in the higher margin PacScan Plus and an increase in higher margin domestic sales.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2011 and 2010. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2011	2010	% Change
Marketing, General and Administrative:
ECD	$9,435	$10,285	-8.3%
Sonomed-Escalon	2,822	2,531	11.5%
Escalon Medical	3,077	2,877	7.0%

Total	$15,334	$15,693	-2.3%

Consolidated marketing, general and administrative expenses from continuing operations decreased $359,000, or 2.3%, to $15,334,000 during the fiscal year ended June 30, 2011 as compared to the prior fiscal year.

Marketing, general and administrative expenses in the ECD business segment decreased $850,000, or 8.3%, to $9,435,000 as compared to the same period last fiscal year. The continued decrease is related to the ongoing implementation of an austerity plan concerning our Dallas facility. Over the past two years the headcount at our Dallas facility has steadily declined due to absorbing certain general and administrative functions at Drew’s Miami location. In addition, during June 2011 it was decided that all manufacturing operations at our Dallas facility will be outsourced and the facility in Dallas will be closed on or about September 30, 2011. It is anticipated that this closure will provide significant saving in general and administrative expenses in the coming year.

Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $291,000, or 11.5%, to $2,822,000 as compared to the same period last fiscal year. The increase is due to an increase in payroll, travel, exhibits, and expenses related to the re-branding of Sonomed, EMI and Trek under the Sonomed-Escalon name.

Marketing, general and administrative expenses in the corporate increased $201,000, or 7%, to $3,077,000 as compared to the same period last fiscal year. The increase is due to an increase in consulting, legal, office rent, medical insurance and payroll expense.

The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2011 and 2010. The Company is including redesignated reporting segments beginning with this Form 10K, this prior period segment information has been reclassified to conform with the current year presentation.

Table amounts are in thousands:

		Fiscal Years Ended June 30,
	2011	2010	% Change
Research and Development:
ECD	$726	$957	-24.1%
Sonomed Escalon	877	937	-6.4%

Total	$1,603	$1,894	-15.4%

Consolidated research and development expenses from continuing operations decreased $291,000, or 15.4%, to $1,603,000 during the fiscal year ended June 30, 2011 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the ECD and Sonomed-Escalon business units.

Research and development expenses in the ECD business segment decreased $231,000, or 24.1%, to $726,000. The reduction is related to the completion of Drew’s new diabetes instrument the DS-360 in January 2011. Under the austerity plan there will no longer be any research and development performed at our Dallas facility. All future research projects will be outsourced on an as needed basis.

Research and development expenses in the Sonomed-Escalon segment decreased $60,000, or 6.4%, to $877,000 as compared to the last fiscal year. The decrease is related to the completion of the PacScan Plus and the Master Vu A products and the decision to suspend further work on the VuMax III, offset by increased research and development expense related to the continued upgrading of our digital imaging product offering.

For the years ended June 30, 2011 and 2010 the Company had net income from discontinued operations of $168,193 and $3,474,351, respectively. The current year amount was generated from a supply agreement with Vascular Solutions, Inc. The prior year amount included a gain on the sale of certain vascular assets of $3,493,311.

The Company recognized a loss of approximately $70,000 and $75,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2011 and 2010 respectively. Commencing July 1, 2005, the Company began recognizing all of the losses of OTM in its consolidated financial statements. OTM is an early stage privately held company. Prior to July 1, 2005, the share of OTM’s loss recognized by the Company was in direct proportion to the Company’s ownership equity in OTM. OTM began operations during the three-month period ended September 30, 2004. (See note 14 of the notes to June 30, 2011 consolidated financial statements.)

Interest expense was $324,000 and $427,000 for the fiscal years ended June 30, 2011 and 2010, respectively. The decrease is related to payment and restructuring of debt.

Goodwill Impairment-EMI

At March 31, 2011 management became concerned about EMI’s performance year to date as compared to our projected budget. The projected budget included sales related to EMI’s new image management system, Axis, as well as traditional legacy digital imaging systems. A significant portion of the Axis product target market represents institutions requiring large-scale, multi-instrument solutions, which has resulted in a much longer sales cycle than we had originally envisioned. While the feedback from initial and potential customers of the Axis product has been positive, converting this interest into sales has not materialized to date at the levels we had originally projected.

EMI has also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing Optical Coherence Tomography (“OCT”) devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in our original projections. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events will negatively affect the evaluation of the future operating results and cash flows of EMI.

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

Based on the interim income approach analysis that was performed for EMI it was determined that the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $905,810 of the goodwill recorded at EMI was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $905,810 during the year ended June 30, 2011.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

Liquidity and Capital Resources

The following table presents overall liquidity and capital resources as of June 30, 2011 and 2010. Table amounts are in thousands:

	June 30,
	2011	2010
Current Ratio:
Current assets	$13,262	$16,748
Less: Current liabilities	5,573	5,998

Working capital	$7,689	$10,750

Current ratio	2.4 to 1	2.8 to 1

Debt to Total Capital Ratio:
Notes payable and current maturities	$278	$1,254
Long-term debt, net of current portion	4,506	2,916

Total debt	4,784	4,170

Total equity	6,190	12,065

Total capital	$10,974	$16,235

Total debt to total capital	43.6%	25.7%

Working Capital Position

Working capital decreased $3,061,000 as of June 30, 2011, and the current ratio decreased to 2.4 to 1 from 2.8 to 1 when compared to June 30, 2010. The decrease in working capital was caused primarily by a decrease in cash of $1,427,000 to $1,915,000 in 2011 from $3,342,000 in 2010. Accounts receivable increased by $284,000 to $4,765,000 in 2011 from $4,481,000 in 2010. Net inventory decreased $718,000 to $6,261,000 in 2011 from $6,979,000 in 2010. Overall total current assets decreased $3,486,000 to $13,262,000 in 2011 from $16,748,000 in 2011. Total current liabilities, which consist of current portion of long-term debt, accounts payable and accrued expenses, decreased $425,000, to $5,573,000 in 2011 from $5,998,000 in 2010. The decrease in current liabilities was due to a decrease in current portion of long term debt of $976,000 to $278,000 in 2011 from $1,254,000 in 2010 offset by an increase in accounts payable of $579,000 and in accrued expenses of $678,000 compared to fiscal year 2010 and a decrease of liabilities from discontinued operations of $706,000.

Debt to Total Capital Ratio increased to 43.6% in 2011 from 25.7% in 2010 as a result of the debt restructuring plan and also the reduction of the total equity of $5,875,000 to $6,190,000 in 2011 from $12,065,000 in 2010 due to the Company’s net loss of $5,758,000.

Cash Used In or Provided By Operating Activities

During fiscal 2011, the Company used approximately $1,167,000 of cash for operating activities as compared to using approximately $468,000 for operating activities during the year ended June 30, 2010.

Net revenue for 2011 decreased $1,698,000 to $29,944,000 from $31,642,000 in 2010 and also goodwill impairment of $906,000 was recognized in 2011, which has resulted in loss from operations of $5,772,000 in operating activities during 2011 as compared to $3,386,000 for the year ended June 30, 2010.

Cash used in operating activities during 2011 was primarily the result of the net loss of $5,758,000 partially offset by non cash items of depreciation and amortization of $1,036,000, goodwill impairment of $906,000 and compensation expense related to stock options of $111,000 and also were offset by the increase in accounts payable, accrued and other liabilities of $1,256,000, a decrease in inventory of $718,000 offset by increases in accounts receivable of $283,000. Cash flow from operations also included $870,000 and $290,000 related to discontinued operations for the years ended June 30, 2011 and 2010, respectively. These cash inflows will not recur in future periods.

Cash used in operating activities during 2010 was primarily the result of net loss of $414,000 partially offset by non cash items of depreciation and amortization of $1,147,000, compensation expense related to stock options of $125,000, and decrease in inventory of $2,395,000. An increase in accounts payable, accrued and other liabilities of $1,296,000 also contributed to cash outflows in operating activities during 2010.

Net cash provided by operating activities from discontinued operations was approximately $870,000 in 2011, mainly related to net income from discontinued operations of $169,000, a decrease in accounts receivable and accounts payable and inventory of $1,075,000, $721,000, and $342,000 respectively.

Cash Flows Used In Investing and Financing Activities

Cash flows used in investing activities for 2011 were approximately $402,000. This amount is made up of purchases of fixed assets of $357,000 and investment in OTM of $45,000. Cash flows provided by investing activities for 2010 were approximately $4,108,000, mainly due to proceeds from sales of Vascular assets of $4,108,000 and reduced by cash outflows to purchase of fixed assets of $190,000 and investment in OTM of $39,000.

Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.

Cash flows used in financing activities in the amount of $123,000 during 2011 relate to repayment of debt. Cash flows used in financing activities for 2010 were approximately $1,177,000. The cash used in financing activities decreased as the Company amended its seller-financed debt in connection with the Biocode transaction in April 2011.

The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see footnote 16 of the statements to the consolidated financial statements for June 30, 2011). If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which h its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.

If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would be absent such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.

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

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest remained unchanged and will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company agreed to pay the balance of the outstanding amount in euros in full in one payment. At the time of the refinancing, the current portion of our long-term debt was reduced from approximately $2,600,000 to $252,000.

Forward-Looking Statement About Significant Items Likely To Impact Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the fiscal year ended June 30, 2011 do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on our future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing the Company’s continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base.

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

The Company has incurred recurring operating losses and negative cash flows from operating activities related to its Drew division which includes the recently acquired Biocode. The Company is experiencing lower than expected sales from Biocode related to reduced instrument sales due to uncertainty surrounding pending regulatory changes under French law. The Company does not know when this uncertainty will be resolved nor what impact the new law if enacted will have on Biocode’s revenues in the future. For the year ended June 30, 2011, Biocode generated a net loss from operations of approximately $1.2 million. Also, since its acquisition of Drew the Company loaned approximately $29.5 million to Drew, and during fiscal year ended June 30, 2011 invested additional capital in Biocode of approximately $400,000. The funds were primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew and Biocode. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price could be negatively impacted. Also, the Company’s results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company’s growth.

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

As of June 30, 2011, the Company was in compliance with these continued listing requirements.

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

Valuation of Intangible Assets

The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in this Form 10-K for details on a goodwill impairment charge related to the carrying amount of EMI’s goodwill. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.

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

Through June 30, 2011, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

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

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification (“ASU”) for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

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

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2011 second quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 third quarter. The Company’s adoption of this standard did not have a material impact on its financial position, results of operation and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Escalon Medical Corp.

We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended June 30, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the ongoing debt payments on the debt related to the Biocode Hycel acquisition and continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania

September 28, 2011

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,915,214	$3,342,422
Accounts receivable, net	4,764,722	4,481,249
Inventory, net	6,260,557	6,978,714
Other current assets	321,620	521,341
Assets of discontinued operations	0	1,424,183

Total current assets	13,262,113	16,747,909
Property and equipment, net	650,646	672,490
Goodwill	218,208	1,124,018
Trademarks and trade names	694,006	694,006
Patents, net	1,126,990	1,284,109
Covenant not to compete and customer lists, net	1,215,760	1,480,264
Other assets	87,115	4,140

Total assets	$17,254,838	$22,006,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$278,278	$1,254,492
Accounts payable	2,116,841	1,537,860
Accrued expenses	3,177,467	2,499,879
Liabilities of discontinued operations	0	705,635

Total current liabilities	5,572,586	5,997,866

Long-term debt, net of current portion	4,506,018	2,916,246
Accrued post-retirement benefits	986,102	1,027,821

Total long-term liabilities	5,492,120	3,944,067

Total liabilities	11,064,706	9,941,932

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 share authorized; 7,526,430 issued and outstanding at June 30, 2011 and June 30, 2010	7,526	7,526
Common stock warrants	1,733,460	1,733,460
Additional paid-in capital	67,694,959	67,583,905
Accumulated deficit	(62,404,014)	(56,646,366)
Accumulated other comprehensive loss	(841,799)	(613,521)

Total shareholders’ equity	6,190,132	12,065,004

Total liabilities and shareholders’ equity	$17,254,838	$22,006,936

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2011	2010
Net revenues:
Product revenue	$29,944,212	$30,656,518
Other revenue	0	985,061

Revenues, net	29,944,212	31,641,579

Costs and expenses:
Cost of goods sold	17,873,492	17,442,816
Marketing, general and administrative	15,334,249	15,692,087
Research and development	1,602,616	1,893,182
Goodwill impairment	905,810	0

Total costs and expenses	35,716,167	35,028,085

Loss from operations	(5,771,955)	(3,386,506)

Other (expense) income
Equity in Ocular Telehealth Management, LLC	(70,393)	(74,911)
Interest income	239	285
Interest expense	(323,611)	(427,083)

Total other (expense) income	(393,765)	(501,709)

Net loss from continuing operations before taxes	(6,165,720)	(3,888,215)
Benefit of income taxes	(239,879)	0

Net (loss) from continuing operations	(5,925,841)	(3,888,215)
Net income from discontinued operations, including gain on disposal of $3,493,311 during 2010	168,193	3,474,351

Net loss	$(5,757,648)	$(413,864)

Net income (loss) per share
Basic:
Continuing operations	$(0.79)	$(0.52)
Discontinued operations	0.02	0.46

Net income (loss)	$(0.77)	$(0.06)

Diluted:
Continuing operations	$(0.79)	$(0.52)
Discontinued operations	0.02	0.46

Net income (loss)	$(0.77)	$(0.06)

Weighted average shares—basic	7,526,430	7,526,430

Weighted average shares—diluted	7,526,430	7,526,430

See notes to the consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2011 and 2010

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
BALANCE AT JUNE 30, 2009	7,526,430	$7,526	$1,733,460	$67,458,745	($56,232,503)	($528,586)	$12,438,642
Comprehensive Income (loss):
Net loss	0	0	0	0	(413,864)	0	(413,864)
Foreign currency translation	0	0	0	0	0	(84,935)	(84,935)

Total comprehensive (loss) income	0	0	0	0	(413,864)	(84,935)	(498,798)
Compensation expense	0	0	0	125,160	0	0	125,160

BALANCE AT JUNE 30, 2010	7,526,430	7,526	1,733,460	67,583,905	(56,646,366)	(613,521)	12,065,004

Comprehensive Income (loss):
Net loss	0	0	0	0	(5,757,648)	0	(5,757,648)
Foreign currency translation	0	0	0	0	0	(228,278)	(228,278)

Total comprehensive (loss) income	0	0	0	0	(5,757,648)	(228,278)	(5,985,926)
Compensation expense	0	0	0	111,054	0	0	111,054

BALANCE AT JUNE 30, 2011	7,526,430	$7,526	$1,733,460	$67,694,959	($62,404,014)	($841,799)	$6,190,132

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2011	2010
Cash Flows from Operating Activities:
Net (loss)	$(5,757,648)	$(413,864)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Income from discontinued operations	(168,193)	(3,474,351)
Depreciation and amortization	1,035,735	1,147,050
Goodwill Impairment	905,810	0
Compensation expense related to stock options	111,054	125,160
Change in accrued post-retirement benefits	(41,719)	0
Loss of Ocular Telehealth Management, LLC	70,393	74,911
Change in operating assets and liabilities:
Accounts receivable, net	(283,473)	12,246
Inventory, net	718,157	2,394,907
Other current and long-term assets	116,746	672,610
Accounts payable and accrued expenses	1,256,569	(1,296,456)

Net cash (used in) operating activities from continuing operations	(2,036,568)	(757,787)
Net cash provided by operating activities from discontinued operations	869,525	290,029

Net cash (used in) operating activities	(1,167,043)	(467,758)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	(45,000)	(39,400)
Purchase of fixed assets	(357,289)	(190,351)

Net cash (used in) investing activities from continuing operations	(402,289)	(229,751)
Net cash provided by investing activities from discontinued operations including proceeds from sale of vascular assets	0	4,337,680

Net cash (used in)/provided by investing activities	(402,289)	4,107,929

Cash Flows from Financing Activities:
Principal payments on long-term debt	(122,732)	(1,176,980)

Net cash used in financing activities	(122,732)	(1,176,980)

Effect of exchange rate changes on cash and cash equivalents	264,857	(930,815)

Net (decrease) increase in cash and cash equivalents	(1,427,208)	1,532,377
Cash and cash equivalents, beginning of period	3,342,422	1,810,045

Cash and cash equivalents, end of period	$1,915,214	$3,342,422

Supplemental Schedule of Cash Flow Information:
Interest paid	$323,611	$618,032

See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and the debt payments related to the December 31, 2008 purchase of certain assets of Biocode. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The 2011 financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements. The Company may not be successful in any of these efforts.

The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see note 16 of these consolidated financial statements for additional information on the austerity plan). If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.

If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that my not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

2.	Organization and Description of Business and Business Conditions

The Company is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s Internet address is www.escalonmed.com.

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

Management reviews financial information, allocates resources and manages the business as three segments, ECD, Sonomed-Escalon, and Escalon Medical Corp. The ECD segment consists of Drew, and its wholly owned subsidiaries JAS Diagnostics, Inc. (“JAS”) and Biocode. ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company redesignated its reporting segments beginning with this Form 10-K, prior period segment information has been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed FDIC insurance limits.

Fair Value of Financial Instruments

On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to fair value measurement for financial assets and liabilities. The carrying amounts for cash and cash equivalents, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term debt approximate fair value since the Company’s interest rates approximate current market interest rates. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

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

Biocode fulfilled all of its obligations related to the TECOM agreement and recognized the entire amount related to the contract of approximately $888,000 as other income for the year ended June 30, 2010 (see note 11).

Provision has been made for estimated sales returns based on historical experience.

Shipping and Handling Revenues and Costs

Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.

Inventory

Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2011	2010
Raw materials	$2,363,859	$5,887,506
Work in process	887,299	446,966
Finished goods	3,009,399	644,242

Total inventory	$6,260,557	$6,978,714

Valuation allowance activity for the years ended June 30, 2011 and 2010 was as follows:

	June 30,
	2011	2010
Balance, July 1	$1,426,996	$725,796
Provision for valuation allowance	868,091	919,250
Write-off’s	(502)	(218,050)

Balance, June 30	$2,294,585	$1,426,996

Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2011 and 2010 was as follows:

	June 30,
	2011	2010
Balance, July 1	$970,115	$641,309
Provision for bad debts	83,431	551,295
Write-off’s	(213,796)	(222,489)

Balance, June 30	$839,750	$970,115

Property and Equipment

Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, 5 years for leasehold improvements, and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2011 and 2010 was $379,303 and $405,876, respectively.

Property and equipment consist of the following at:

	June 30,
	2011	2010
Equipment	$2,706,601	$2,391,504
Furniture and Fixtures	96,056	91,963
Leasehold Improvements	114,914	76,645

	2,917,571	2,560,112
Less: Accumulated depreciation and amortization	(2,266,925)	(1,887,622)

	$650,646	$672,490

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

Intangible Assets

The Company follows FASB issued authoritative guidance for recording goodwill and other intangible assets, which discontinues the amortization of goodwill and identifiable intangible assets that have indefinite lives. In accordance with FASB issued authoritative guidance, these goodwill and identifiable intangible assets that have indefinite lives are tested for impairment on an annual basis. The company recognized a goodwill impairment loss of $905,810 during fiscal year 2011 for EMI. See footnote 4 for details on the goodwill impairment charge.

During the fiscal year ended June 30, 2010, the Company reduced its estimate of the useful life of its customer list in the JAS business unit to better reflect the remaining useful life of the list. This change had the effect of increasing the net loss from continuing operations for the year ended June 30, 2010 by approximately $200,000 or $0.03 per share.

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

Business Combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. When acquisitions are deemed material by management, the Company engages independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2011 and 2010 there was $128,110 and $238,084, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The remaining cost is expected to be recognized over a weighted average period of 2.03 years. For the years ended June 30, 2011 and 2010, $111,054 and $125,160, respectively, was recorded as compensation expense, respectively.

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

The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2011 and 2010. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2011 and 2010, no compensation expense was recorded, respectively.

Research and Development

All research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2011 and 2010 was $32,000 and $68,000, respectively.

Net Income (loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Basic Weighted average shares outstanding	7,526,430	7,526,430
Effect of dilutive securities—Stock options and warrants	0	0

Diluted weighted average shares outstanding	7,526,430	7,526,430

For the years ended June 30, 2011 and 2010 the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). No warrants or options were issued in fiscal year 2011. As of June 30, 2011 and 2010 there were 150,000 warrants issued to purchase shares of Escalon common stock were outstanding (see note 7). These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company’s common stock making the warrants anti-dilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Subsequent Events

The Company has evaluated subsequent events through September 28, 2011, which is the date the financial statements were available to be issued.

Reclassification

Certain amounts were reclassed from the June 30, 2010 presentations to conform with the current year presentation.

New Accounting Pronouncements

Recently Issued Accounting Standards

In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on determining whether multiple deliverables exist, how the arrangements should be separated and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under previous accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The previous guidance required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment became be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for the Company is the 2011 second quarter;

however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for the Company is the 2011 third quarter. The implementation of this standard did not have a material impact on the Company’s financial position, results of operation and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard becomes effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

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

In accordance with authoritative guidance effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. In accordance with SFAS 142, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets at EMI exceeded their fair values during the year ended June 30, 2011 and therefore were impaired.

The authoritative guidance makes use of the concept of reporting units. All acquisitions must be assigned to a reporting segment or unit. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined by FASB issued authoritative guidance related to disclosures about segments of an enterprise and related information.

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. There was $905,810 impairment of goodwill for EMI during the year ended June 30, 2011.

Goodwill Impairment-EMI

At March 31, 2011 management became concerned about EMI’s performance year to date as compared to our projected budget. The projected budget included sales related to EMI’s new image management system, Axis, as well as traditional legacy digital imaging systems. A significant portion of the Axis product target market represents institutions requiring large-scale, multi-instrument solutions, which has resulted in a much longer sales cycle than we had originally envisioned. While the feedback from initial and potential customers of the Axis product has been positive, converting this interest into sales has not materialized to date at the levels we had originally projected.

EMI has also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing Optical Coherence Tomography (“OCT”) devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in our original projections. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events will negatively affect the evaluation of the future operating results and cash flows of EMI.

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

Based on the interim income approach analysis that was performed for EMI it was determined that the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $905,810 of the goodwill recorded at EMI was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $905,810 during the year ended June 30, 2011.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

The following tables present unamortized intangible assets by business segment as of June 30, 2011 and 2010:

	2011 Net Carrying Amount	2010 Net Carrying Amount
Goodwill
ECD	$93,181	$93,181
Sonomed-Escalon	125,027	1,030,837

Total	$218,208	$1,124,018

	2011 Net Carrying Amount	2010 Net Carrying Amount
Trademarks and tradenames
ECD	$89,000	$89,000
Sonomed-Escalon	605,006	605,006

Total	$694,006	$694,006

Patents

It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization was $989,344 and $549,477 at June 30, 2011 and 2010, respectively. Amortization expense for the years ended June 30, 2011 and 2010 was $374,255 and $310,120, respectively.

Amortization expense, relating entirely to patents, is estimated to be approximately $388,000 and $381,000 in each year 2012 and 2013, $351,000 in 2014 and there will be no amortization expense in each year 2015 and 2016.

Covenant Not to Compete and Customer Lists

The Company recorded the value of covenants not to compete and customer lists as intangible assets as part of the acquisitions of MRP, JAS and Biocode. The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimated useful lives, between 5 and 10 years, on a straight-line basis from the date of acquisition. Accumulated amortization was $686,842 and $888,778 at June 30, 2011 and 2010, respectively. Amortization expense for the years ended June 30, 2011 and 2010 was $241,033 and $439,383, respectively.

Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $304,000 in each year 2012, 2013, 2014 and 2015 and there will be no amortization expense in year 2016.

The following table presents amortized intangible assets by business segment as of June 30, 2011:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
ECD	$1,864,973		$1,864,973	$(790,916)	$1,074,057
Sonomed-Escalon	251,361	0	251,361	(198,428)	52,933

Total	$2,116,334	$0	$2,116,334	$(989,344)	$1,126,990

Covenant Not To Compete/ Customer Lists
ECD	$1,902,602	$0	$1,902,602	$(686,842)	$1,215,760

Total	$1,902,602	$0	$1,902,602	$(686,842)	$1,215,760

During the year ended June 30, 2011, the Company wrote off the fully amortized covenant not to compete and customer lists in the amount of approximately $443,000.

The following table presents amortized intangible assets by business segment as of June 30, 2010:

	Gross Carrying Amount	Impairment		Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Escalon Clinical Diagnostics	$1,582,225	$		$1,582,225	$(384,291)	$1,197,934
Sonomed Escalon	251,361		0	251,361	(165,186)	86,175

Total	$1,833,586		$0	$1,833,586	$(549,477)	$1,284,109

Covenant Not To Compete/ Customer Lists
Escalon Clinical Diagnostics	$1,926,073		$0	$1,926,073	$(482,727)	$1,443,346
Sonomed Escalon	442,969		0	442,969	(406,051)	36,918

Total	$2,369,042		$0	$2,369,042	$(888,778)	$1,480,264

5.	Accrued Expenses

The following table presents accrued expenses:

	June 30, 2011	June 30, 2010
Accrued compensation	$1,091,279	$1,167,113
Warranty accruals	170,409	168,714
Other accruals	1,915,779	1,164,052

Total accrued expenses	$3,177,467	$2,499,879

Accrued compensation as of June 30, 2011 and 2010 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities. Included in accrued compensation as of June 30, 2011 are severance costs incurred in Drew Dallas of $120,000 (see note 16).

6.	Long-Term Debt

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

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. The interest rate remained unchanged, and interest will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement was paid May 31, 2011. Upon the 60th month after this Amendment, the Company agreed to pay the balance of the outstanding amount in euros in full in one payment. At the time of the refinancing, the current portion of the Company’s long-term debt was reduced from approximately $2,600,000 to $252,000.

Annual maturities of long-term debt are as follows:

Year Ending June 30,	Total
2012	$278,278
2013	298,395
2014	319,966
2015	343,096
2016	3,544,561

Total	4,784,296
Current portion of long-term debt	278,278

Long-term portion	$4,506,018

7.	Capital Stock Transactions

Stock Option Plans

As of June 30, 2011, the Company had in effect five employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,152 shares of the Company’s common stock remain available for issuance as of June 30, 2011. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the options are exercisable over a period no longer than ten years after the grant date. As of June 30, 2011, options to purchase 1,021,688 shares of the Company’s common stock were outstanding, of which 892,563 were exercisable, and 259,464 shares were reserved for future grants.

The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2011 and 2010:

	2011			2010
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,021,688	$4.58	1,039,077	$4.70
Granted	—	$—	56,000	$1.51
Exercised	—	$—	—	$—
Forfeited	—	$—	(73,389)	$2.10

Outstanding at the end of the year	1,021,688	$4.58	1,021,688	$4.58

Exercisable at the end of the year	892,563		866,505

Weighted average fair value of options granted during the year		$—		$1.51

The following table summarizes information about stock options outstanding as of June 30, 2011:

	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
Range of Exercise Prices
$1.45 to $2.12	102,367	4.97	$1.53	75,484	$1.53
$2.37 to $2.77	419,942	6.21	$2.62	317,700	$2.66
$4.97 to $5.59	73,000	4.32	$5.05	73,000	$5.05
$6.19 to $6.19	168,250	3.17	$6.19	168,250	$6.19
$6.94 to $8.06	258,129	3.48	$7.41	258,129	$7.41

Total	1,021,688			892,563

Compensation expense related to stock options for the years ended June 30, 2011 and 2010 was $111,054 and $125,160, respectively.

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

Per FASB ASC 815, in some cases, an instrument may be indexed to the issuer’s stock and one or more other defined contingencies. For the purpose of evaluating whether such an instrument, should be considered indexed to an entity’s own stock for accounting purposes, the following two-step approach must be applied. An instrument that fails either step is not considered indexed to the company’s own stock, and therefore, would be reported as a liability as opposed to equity.

Step 1. Evaluate any contingent exercise provisions—an instrument is not considered indexed to a company’s own stock if its exercisability is affected by changes in an underlying event or the occurrence of an event based on (a) an observable market (other than the market for the issuer’s own stock) or (b) an observable index (other than an index calculated or measured solely by reference to the issuer’s own operations, such as sales revenue of the issuer). Exercise contingencies based on other underlyings or events do not preclude the instrument from being considered indexed to a company’s own stock.

The warrant’s exercisability is not affected by changes in an observable market or an observable index; therefore the warrants pass step one.

Step 2. Evaluate settlement provisions—an instrument would be considered indexed to an entity’s own stock if (a) its settlement consideration would equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed strike price/settlement amount (but if not fixed, this condition is still met if the only variables that affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares) and (b) the strike price or embedded conversion option is denominated in the issuer’s functional currency.

There are no provisions in the Common Stock Purchase Warrant Agreements that change the fact that the settlement consideration would equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed strike price/settlement amount. As such, the warrants also pass step two.

Since the warrants passed both step 1 and 2 under FASB ASC 815, the warrants are indexed solely to shares in the reporting entities stock and are therefore not recorded as a liability but as equity.

8.	Income Taxes

The provision for income taxes for the years ended June 30, 2011 and 2010 consists of the following:

	2011	2010
Current income tax (benefit) provision
Federal, (alternative minimum tax refund)	$(239,879)	$—
State	—	—

	(239,879)	—

Deferred income tax provision
Federal	868,724	324,169
State	203,774	76,040
Change in valuation allowance	(1,072,498)	(400,209)

	—	—

Income tax (benefit) expense	$(239,879)	$—

During the year ended June 30, 2011, the alternative minimum tax refund was applied for by the Company in connection with the change in certain federal tax laws.

Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2011 and 2010 differ from statutory federal income tax rate due to the following:

	2011	2010
Statutory federal income tax rate	-34.0%	-34.0%
Increase in deductable timing differences	0.0%	18.0%
Net operating loss carryforward	27.2%	16.0%
Nondeductable permanent difference (Goodwill)	6.8%	0.0%
Alternative minimum tax refund	-4.2%	0.0%

Effective income tax rate	-4.2%	0.0%

As of June 30, 2011, the Company had deferred income tax assets of $11,874,352. The deferred income tax assets have a valuation allowance of $11,848,843. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.

The components of the net deferred income tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$9,098,323	$10,447,391
Executive post retirement costs	335,275	349,459
General business credit	207,698	207,698
Allowance for doubtful accounts	252,914	313,963
Accrued vacation	154,114	159,054
Inventory reserve	663,871	401,457
Accelerated amortization on goodwill and other intangible assets	1,101,794	998,707
Warranty reserve	57,363	57,848

Total deferred income tax assets	11,874,352	12,935,577
Valuation allowance	(11,848,843)	(12,921,341)

	25,509	14,236
Deferred income tax liabilities:
Accelerated depreciation	(25,509)	(14,236)

Total deferred income tax liabilities	(25,509)	(14,236)

	$0	$0

As of June 30, 2011, the Company has a valuation allowance of $11,848,843, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $25,856,000 and $3,225,000, respectively, of which $2,942,000 and $253,000, respectively, will expire over the next ten years, and $22,914,000 and $2,972,000, respectively, will expire in years eleven through twenty-four. Approximately $3,657,000 of federal net operating losses expired June 30, 2011. Not included in the $25,856,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2011 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.

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

Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2007. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2011, the Company did not have any significant unrecognized tax positions.

The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

9.	Commitments and Contingencies

Commitments

The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2011 are as follows:

Year Ending June 30,	Lease Obligations
2012	$825,680
2013	837,218
2014	638,733
2015	515,211
2016	480,994
Thereafter	546,798

Total	$3,844,634

Rent expense charged to continuing operations during the years ended June 30, 2011 and 2010 was approximately $978,000 and $855,000, respectively.

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

On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2011 and 2010.

On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew’s United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which became effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew’s United Kingdom Employees. There were no Drew contributions for the fiscal years ended June 30, 2011 and 2010.

On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman and Chief Executive Officer. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

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

As of June 30, 2011 and 2010 approximately $986,000 and $1,028,000 was accrued retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded.

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

The following table presents other revenue received by the Company for the years ended June 30, 2011 and 2010:

	2011	2010
Bio-Rad royalty	$0	$48,215
Other income	0	49,236
TECOM royalty	0	887,610

Total	$0	$985,061

12.	Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on the Company’s core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the

Company divested certain Vascular Access assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one-time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010. Vascular Access generated approximately $565,000 in gross profit related to the supply agreement.

The following table summarizes the results of discontinued operations for the three years ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Revenue, net	$638	$3,427

Cost of goods	283	1,574
Market, general and administrative	157	1,612
Research & development	29	260

Total Costs and expenses	469	3,446

Net income (loss) from discontinued operations	169	(19)
Gain on sale of assets	0	3,493

Net income	$169	$3,474

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at June 30, 2011 and 2010 (in thousands):

	2011	2010
Assets
Accounts receivable	$0	$325
Inventory	0	342
Other assets	0	7
Receivable from sale of Vascular assets	0	750

Total Assets	0	1,424

Liabilities
Payable related to sale of Vascular assets	0	500
Accrued expenses	0	206

Total liabilities	0	706

Net assets of discontinued operations	$0	$718

13.	Segment Reporting

Management reviews financial information, allocates resources and manages the business as three segments, Sonomed-Escalon, ECD and Escalon Medical Corp. The Sonomed-Escalon segment consists of Sonomed, Escalon Digital Imaging and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics and Biocode-Hycell. ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Escalon Medical Corp. segment presents the administrative corporate operations of the consolidated group.

On April 30, 2010, certain assets of Vascular Access were sold for $5,750,000, see footnote 12 for additional information.

The table below sets forth loss from continuing operations for the years ended June 30, 2011 and 2010.

Table amounts in thousands:

	Segment Statements of Operations (in thousands)—Twelve months ended June 30,
	Escalon Clinical Diagnostics		Sonomed Escalon		Corporate		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$18,077	$19,403	$11,867	$11,254	$0	$0	$29,944	$30,657
Other revenue	0	985	0	0	0	0	0	985

Total revenue, net	18,077	20,388	11,867	11,254	0	0	29,944	31,642

Costs and expenses:
Cost of goods sold	11,398	11,137	6,475	6,305	0	0	17,873	17,442
Marketing, General & Admin	10,386	11,843	3,702	3,201	1,246	649	15,334	15,693
Research & Development	726	957	876	937	0	0	1,602	1,894
Goodwill Impairment	0	0	906	0	0	0	906	0

Total costs and expenses	22,510	23,937	11,959	10,443	1,246	649	35,715	35,029

(Loss) income from operations	(4,433)	(3,549)	(92)	811	(1,246)	(649)	(5,771)	(3,387)

Other (expense) and income:
Equity in OTM	0	0	0	0	(70)	(75)	(70)	(75)
Interest expense	(324)	(416)	0	(10)	0	0	(324)	(426)

Total other (expense) and income	(324)	(416)	0	(10)	(70)	(75)	(394)	(501)

(Loss) and income before taxes	(4,757)	(3,965)	(92)	801	(1,316)	(724)	(6,165)	(3,888)

Income taxes benefit from continuing operations	0	0	0	0	(240)	0	(240)	0

Net (loss) income from continuing operations	$(4,757)	$(3,965)	$(92)	$801	$(1,076)	$(724)	$(5,925)	$(3,888)

The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic (“IVD”) instrumentation and consumables for use in human and veterinary hematology. On April 30, 2010, the Company sold its Vascular business. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the corporate segment.

During the fiscal years ended June 30, 2011 and 2010, ECD derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue from the sale of ISPAN™ gas products and various disposable ophthalmic surgical products are from CFA digital imaging systems and related products.

No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2011 and 2010. Foreign sales in 2011 increased $2,982,000 or 37% to $10,973,000.

	2011	2010
ECD	$5,114,039	$3,592,919
Sonomed-Escalon	5,859,438	4,398,961

	$10,973,477	$7,991,880

Total	$10,973,477	$7,991,880
Total Net Revenue	$29,944,212	$31,641,579
	36.6%	25.3%

14.	Related-Party Transactions

Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2011, Escalon had invested $444,000 in OTM and owned 45% of OTM. The Company provides administrative support functions to OTM. For the years ended 2011 and 2010 the Company recorded losses of $70,393 and $74,911, respectively. At June 30, 2011 OTM had total assets, liabilities and equity of $2,000 $80,000 and ($78,000), respectively.

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

15.	Fair Value Measurements

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

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2—Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets.

Level 3—Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data.

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt currently on the Company’s balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets. Therefore, the Company concluded that the fair market value of the debt remains equal to its book value at June 30, 2011 and 2010.

16.	Drew Dallas Austerity Plan Update

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management anticipates that the Dallas facility will cease manufacturing activities on or about September 30, 2011. Approximately $120,000 was accrued at June 30, 2011 to cover severance expenses related to the closing of this facility.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2011 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All other schedules have been omitted because the required information is not applicable or the information is included in the Company’s Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.

(3)	EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K, where so indicated by footnote, exhibits that were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.5	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Company and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Company and American Stock Transfer Corporation. (3)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30	Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.31	Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32	Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)

21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith.
**	Management contract of compensatory plan.
(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.

(Registrant)

By:	/s/ Richard J. DePiano
Richard J. DePiano Chairman and Chief Executive Officer

Dated: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2011
Richard J. DePiano

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2011
Robert M. O’Connor

By:	/s/ Anthony Coppola	Director	September 28, 2011
Anthony Coppola

By:	/s/ Jay L. Federman	Director	September 28, 2011
Jay L. Federman

By:	/s/ William L.G. Kwan	Director	September 28, 2011
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 28, 2011
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 28, 2011
Fred Choate