Form 10-K/A
period 2011-06-30
ESCALON MEDICAL CORP
filed 2011-10-28
CIK 862668

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

As of September 27, 2011, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information with respect to our directors and our executive officers as of October 26, 2011.

Name	Age	Position
Richard J. DePiano	70	Chairman and Chief Executive Officer
Richard J. DePiano, Jr.	45	President and General Counsel
Robert M. O’Connor	50	Chief Financial Officer
Mark G. Wallace	42	Chief Operating Officer
Anthony J. Coppola	74	Director
Jay L. Federman	73	Director
William L.G. Kwan	70	Director
Lisa A. Napolitano	48	Director
Fred G. Choate	65	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 28, 2011. Officers serve at the discretion of the board of directors. The President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman and Chief Executive Officer, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

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

Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice

President-Quality, with quality and regulatory responsibilities for all of our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 19 years experience in the medical device industry.

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

Dr. Federman has served on our board of directors since 1996. He is a Class III director, and his term ends in 2011. Jay Federman, M.D. is an ophthalmologist subspecializing in the management of vitreo-retinal diseases with Associated Retinal Consultants. He is currently an Attending Surgeon at Wills Eye Institute and a Professor of Ophthalmology at Jefferson Medical College. His Directorships include the Research Department of Wills Eye Hospital from 1987 to 1995, Chief of the Department Ophthalmology of the Medical College of Pennsylvania from 1994 to 2004, Co-Director of the Retina Service of Wills Eye Hospital from 1991 to 1999 and a Director of the Vitreo-Retinal Research Foundation of Philadelphia. He is a member of the American Academy of Ophthalmology, American College of Surgeons, American Ophthalmological Society, Association of Research in Vision and Ophthalmology, Club Jules Gonin, Macula Society, and the Retina and Vitreous Societies. Dr. Federman’s extensive and leadership experience in the practice of ophthalmology provides him with a unique and valuable perspective from which to contribute to the Board and management, as it oversees its ophthalmology operations. We believe that Dr. Federman’s lengthy experience with us, his practical, operational and medical experience qualifies him to serve as a member of our board of directors.

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

Ms. Napolitano has served on our board of directors since 2003. She is a Class II director, and her term ends in 2013. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principals, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.

Mr. Choate has served on our board of directors since 2005. He is a Class II director, and his term ends in 2013. Mr. Choate has served as the Managing Member of Atlantic Capital Funding LLC, a venture capital fund, from 2003 to present, Managing Member of Atlantic Capital Management LLC, a venture capital fund, from 2004 to present; Baltic-American Enterprise Fund, a venture capital fund, Chief Investment Officer from 2003 to present; Managing Member of Greater Philadelphia Venture Capital

Corp., a venture capital fund, from 1992 to present. Mr. Choate has been a director of Parke Bank since 2003. Mr. Choate was formerly one of our directors from 1998 to 2003. Mr. Choate has extensive banking, business and industry experience, both in leadership positions, as Managing Member of several venture capital funds and his lengthy experience serving on boards of various companies. Mr. Choate’s substantial financial, banking, corporate, executive and operational experience, in addition to his prior board experience, qualify him to serve on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2011.

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

Audit Committee Members and Financial Expert

The members of the audit committee of our board of directors are Mr. Coppola, Ms. Napolitano and Mr. Kwan. Our board of directors has determined that each of Messrs. Coppola and Kwan and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Capital Market relating to directors serving on audit committees.

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

Base Salaries

Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. We make adjustments to each individual’s base salary in connection with annual performance reviews in addition to the assessment of market competitiveness. We increased salaries in 2011 in part to adjust for salary cuts made in prior years. Our compensation committee believed that restoring salaries to pre salary cut levels made them more appropriately competitive with the marketplace.

Bonus

Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2011, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2011, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.

Long-Term Incentives

Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with shareholders, in our long-term performance. In general, we make stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The compensation committee sets the size of the option grant to each executive officer at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The compensation committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

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

As a general rule, we make option awards in the first or second quarter of a year and after the financial results for the prior year have been audited and reported to the board of directors. Grants and awards are valued, and exercise prices are set, as of the date we make the grant or award. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options.

The compensation committee has considered whether our overall compensation program for employees in fiscal 2011 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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

Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2009, 2010 and 2011 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2009, 2010 or 2011.

Overview of Executive Employment Agreements and Equity-Based Awards

On May 12, 1998, we entered into an employment agreement with Richard J. DePiano, our Chairman and Chief Executive Officer. The initial term of the employment agreement commenced on May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party’s determination not to renew the agreement. The current base salary provided under the agreement, as adjusted for yearly cost of living adjustments, is $394,384 per year, and the agreement provides for additional incentive compensation in the form of a cash bonus to be paid to Mr. DePiano at the discretion of our board of directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance.

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

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers during each of the fiscal years ended June 30, 2011, 2010 and 2009 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Richard J. DePiano Chairman and Chief Executive Officer	2011	$394,384	$—	$—	$13,968	$—	$—	$17,001	$425,353
	2010	$313,303	$—	$—	$38,580	$—	$—	$22,233	$374,116
	2009	$349,319	$—	$—	$51,856	$—	$—	$20,040	$421,215

Richard J. DePiano, Jr. President and General Counsel	2011	$240,512	$—	$—	$28,022	$—	$—	$9,600	$278,134
	2010	$167,670	$—	$—	$27,301	$—	$—	$9,600	$204,571
	2009	$191,407	$—	$—	$16,592	$—	$—	$9,600	$217,599

Robert M. O’Connor Chief Financial Officer	2011	$234,471	$—	$—	$20,088	$—	$—	$9,600	$264,159
	2010	$191,330	$—	$—	$19,247	$—	$—	$9,600	$220,177
	2009	$217,062	$—	$—	$16,592	$—	$—	$9,600	$243,254

Mark Wallace Chief Operating Officer	2011	$198,550	$—	$—	$11,866	$—	$—	$—	$210,416
	2010	$147,150	$—	$—	$11,267	$—	$—	$—	$158,417
	2009	$161,004	$—	$—	$4,428	$—	$—	$—	$165,432

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011, in accordance with in the FASB issued authoritative guidance related to share based payments. Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were 73,389 of option forfeitures during fiscal 2011. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period (see “Long-Term Incentives” under Compensation Discussion and Analysis). No options were exercised by the named executives during the year ended June 30, 2011.
(2)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards

Grants of Plan Based Awards

There were no plan-based awards granted during the fiscal year ended June 30, 2011.

Outstanding Equity Plan Based Awards at Fiscal Year-End 2011

The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	50,000	—	—	$2.77	11/1/2011
	10,417	—	—	$1.45	8/13/2112
	25,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	16,667	3,333	3,333	$1.51	11/16/2019

Richard J. DePiano, Jr.	1,100	—	—	$2.77	11/1/2011
	3,567	—	—	$1.45	8/13/2112
	10,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	18,666	1,334	1,334	$2.65	11/9/2016
	14,666	5,334	5,334	$3.05	11/13/2017
	11,000	9,000	9,000	$2.22	9/26/2018
	4,000	8,000	8,000	$1.51	11/16/2019

Robert M. O’Connor	60,000			$5.05	6/29/2016
	14,666	5,334	5,334	$3.05	11/13/2017
	11,000	9,000	9,000	$2.22	9/26/2018
	4,667	9,333	9,333	$1.51	11/16/2019

Mark Wallace	3,666	1,334	1,334	$3.05	11/13/2017
	11,000	9,000	9,000	2.22	9/26/2018
	3,333	6,667	6,667	1.51	11/16/2019

(1)	These options were granted under our 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2011.

Potential Payments upon Termination or Change-in-Control

Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.

Compensation Committee Report on Executive Compensation

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2011. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2011.

Compensation Committee:

Anthony J. Coppola

Fred G. Choate

Lisa A. Napolitano

October 28, 2011

Compensation of Directors

The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2011, none of our non-employee directors received any compensation.

Director Compensation Fiscal 2011

There was no compensation paid to our directors for their service during the fiscal year ended June 30, 2011.

Compensation Committee Interlocks and Insider Participation

No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 25, 2011, information about the beneficial ownership of our common stock by (1) each director as of October 25, 2011, (2) each Named Executive Officer, (3) all directors and executive officers as of October 25, 2011 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	235,617	379,895	5.0%
Richard J. DePiano, Jr.	206	0.0%	131,667	131,873	1.8%
Robert O’Connor	—	0.0%	114,000	114,000	1.5%
Mark Wallace	—	0.0%	35,000	35,000	*
William L.G. Kwan	—	0.0%	80,000	80,000	1.0%
Jay L. Federman	12,072	0.0%	75,000	87,072	1.1%
Anthony J. Coppola	—	0.0%	55,000	55,000	*
Lisa Napolitano	—	0.0%	52,000	52,000	*
Fred Choate	—	0.0%	40,000	40,000	*
All Directors and Executive Officers as a group (9 persons)	156,556	2.0%	784,951	941,507	12.5%

(*)	Less than on percent
(1)	Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2011, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	892,563	$4.58	155,183

Equity Compensation plans not approved by shareholders	—	—	—

	892,563	$4.58	155,183

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2011 and 2010.

	For the years ended June 30,
	2011	2010
Audit Fees	$171,329	$158,026
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$171,329	$158,026

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

Dated: October 28, 2011