Form 10-Q
period 2011-09-30
ESCALON MEDICAL CORP
filed 2011-11-14
CIK 862668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 0-20127

Escalon Medical Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

435 Devon Park Drive, Building 100 Wayne, PA 19087	19087
(Address of principal executive offices)	(Zip code)

(610) 688-6830

(Registrant’s telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 11, 2011.

Escalon Medical Corp.

Form 10-Q Quarterly Report

Part I.	Financial Statements

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,871,945	$1,915,214
Accounts receivable, net	3,595,841	4,764,722
Inventory, net	6,351,445	6,260,557
Other current assets	400,212	321,620

Total current assets	12,219,443	13,262,113
Property and equipment, net	645,368	650,646
Goodwill	218,208	218,208
Trademarks and trade names	694,006	694,006
Patents, net	966,246	1,126,990
Covenant not to compete and customer lists, net	1,123,919	1,215,760
Other assets	68,998	87,115

Total assets	$15,936,188	$17,254,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$267,720	$278,278
Related-party note payable	134,488	0
Accounts payable	2,388,149	2,116,841
Accrued expenses	2,476,328	3,177,467

Total current liabilities	5,266,685	5,572,586

Long-term debt, net of current portion	4,161,244	4,506,018
Accrued post-retirement benefits	986,102	986,102

Total long-term liabilities	5,147,346	5,492,120

Total liabilities	10,414,031	11,064,706

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at September 30, 2011 and June 30, 2011	7,526	7,526
Common stock warrants	132,114	1,733,460
Additional paid-in capital	69,320,203	67,694,959
Accumulated deficit	(63,193,663)	(62,404,014)
Accumulated other comprehensive loss	(744,023)	(841,799)

Total shareholders’ equity	5,522,157	6,190,132

Total liabilities and shareholders’ equity	$15,936,188	$17,254,838

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Net revenues:
Product revenue	$7,020,188	$7,472,582
Other revenue	0	6,934

Revenues, net	7,020,188	7,479,516

Costs and expenses:
Cost of goods sold	3,975,591	4,362,215
Marketing, general and administrative	3,370,554	3,570,261
Research and development	381,943	396,228

Total costs and expenses	7,728,088	8,328,704

Loss from operations	(707,900)	(849,188)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	699	(22,638)
Interest income	43	66
Interest expense	(82,491)	(81,647)

Total other (expense) and income	(81,749)	(104,219)

Net loss from continuing operations before taxes	(789,649)	(953,406)
Provision for income taxes	0	0

Net loss from continuing operations	(789,649)	(953,406)
Net income from discontinued operations	0	304,244

Net loss	$(789,649)	$(649,162)

Net (loss) per share
Basic:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	0	0.04

Net loss	$(0.10)	$(0.09)

Diluted:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	0	0.04

Net loss	$(0.10)	$(0.09)

Weighted average shares - basic	7,526,430	7,526,430

Weighted average shares - diluted	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended September 30,	2011	2010

Cash Flows from Operating Activities:
Net (loss)	$(789,649)	$(649,162)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(304,244)
Depreciation and amortization	222,542	240,182
Compensation expense related to stock options	23,898	39,359
(Income)/loss of Ocular Telehealth Management, LLC	(699)	22,638
Change in operating assets and liabilities:
Accounts receivable, net	1,168,881	(356,135)
Inventory, net	(90,888)	(762,717)
Other current and long-term assets	(60,473)	53,060
Accounts payable, accrued expenses and other liabilities	(433,084)	640,266

Net cash (used in) provided by operating activities from continuing operations	40,528	(1,076,753)
Net cash provided by operating activities from discontinued operations	—	243,967

Net cash (used in) provided by operating activities	40,528	(832,786)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	0	(24,000)
Purchase of fixed assets	(6,927)	(63,590)

Net cash used in investing activities from continuing operations	(6,927)	(87,590)

Cash Flows from Financing Activities:
Proceeds from related-party note payable	134,488	0
Principal payments on long-term debt	(88,555)	(50,538)

Net cash provided by/(used in) financing activities from continuing operations	45,933	(50,538)

Effect of exchange rate changes on cash & cash equivalents	(122,803)	305,495

Net (decrease) in cash and cash equivalents	(43,269)	(665,419)

Cash and cash equivalents, beginning of period	1,915,214	3,342,422

Cash and cash equivalents, end of period	$1,871,945	$2,677,003

Supplemental Schedule of Cash Flow Information:
Interest paid	$82,491	$590

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

BALANCE AT JUNE 30, 2011	7,526,430	$7,526	$1,733,460	$67,694,959	$(62,404,014)	$(841,799)	$6,190,132
Comprehensive Income (loss):
Net income (loss)	0	0	0	0	(789,649)	0	(789,649)
Foreign currency translation	0	0	0	0	0	97,776	97,776

Total comprehensive income (loss)	0	0	0	0	(789,649)	97,776	(691,873)
Expiration of Common Stock Warrants	0	0	(1,601,346)	1,601,346	0	0	0
Compensation expense	0	0	0	23,898	0	0	23,898

BALANCE AT SEPTEMBER 30, 2011	7,526,430	$7,526	$132,114	$69,320,203	($63,193,663)	($744,023)	$5,522,157

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,
	2011	2010

Net loss	$(789,649)	$(649,162)
Foreign currency translation	97,776	(33,145)

Comprehensive (loss)	$(691,873)	$(682,307)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Company Overview

Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation initially incorporated in California in 1987 and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), TREK, Inc (“Trek”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., Drew Scientific, Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All inter-company accounts and transactions have been eliminated. The Company sold certain assets of the Vascular business for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).

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

Management reviews financial information, allocates resources, and manages the business as three segments, Escalon Clinical Diagnostics (“ECD”), Sonomed-Escalon and Escalon Medical Corp. The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. (“JAS”) and Biocode Hycel (“Biocode”). ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company is including redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current year presentation.

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

As of September 30, 2011 and 2010 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $104,212 and $263,364, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.85 years. For the three-month periods ended September 30, 2011 and 2010, $23,898 and $39,359 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three months ended September 30, 2011 and 2010. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued as this is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month periods ended September 30, 2011 and 2010.

3.	Net (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2011	2010

Numerator:
Numerator for basic and diluted earnings per share
Net loss from continuing operations	$(789,649)	$(953,406)
Net income from discontinued operations	—	304,244

Net loss	$(789,649)	$(649,162)

Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—

Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	—	0.04

	$(0.10)	$(0.09)

Diluted:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	—	0.04

	$(0.10)	$(0.09)

4.	Legal Proceedings

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

During the three-month periods ended September 30, 2011 and 2010, the Company’s operations were classified into three principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources and manages the business as three segments, ECD, Sonomed-Escalon and Escalon Medical Corp. The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics and Biocode-Hycell. ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Escalon EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices The Escalon Medical Corp. segment presents the administrative corporate operations of the consolidated group. The Company is including redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current year presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) - Three months ended September 30,
	ECD		Sonomed-Escalon		Escalon Medical Corp.		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$4,613	$4,998	$2,407	$2,475	$—	$—	$7,020	$7,473
Other revenue	—	7	—	—	—	—	—	7

Total revenue, net	4,613	5,005	2,407	2,475	—	—	7,020	7,480

Costs and expenses:
Cost of goods sold	2,752	2,991	1,224	1,371	—	—	3,976	4,362
Marketing, General & Admin	2,368	2,687	883	758	120	126	3,371	3,571
Research & Development	162	189	220	207	—	—	382	396

Total costs and expenses	5,282	5,867	2,327	2,336	120	126	7,729	8,329

(Loss) income from operations	(669)	(862)	80	139	(120)	(126)	(709)	(849)

Other (expense) and income:
Equity in OTM	—	—	—	—	1	(22)	1	(22)
Interest expense	(82)	(82)	—	—	—	—	(82)	(82)

Total other (expense) and income	(82)	(82)	—	—	1	(22)	(81)	(104)

Net (loss) income	$(751)	$(944)	$80	$139	$(119)	$(148)	$(790)	$(953)

The Company operates in the healthcare market, specializing in the development, manufacture and marketing of (1) ophthalmic medical devices and pharmaceuticals; (2) in-vitro diagnostic instrumentation and consumables for use in human and veterinary hematology. On April 30, 2010, the Company sold its Vascular business. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Form 10-K for the year ended June 30, 2011. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the corporate segment.

During three months period ended September 30, 2011 and 2010, ECD derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue from the sale of ISPAN™ gas products and various disposable ophthalmic surgical products and from CFA digital imaging systems and related products.

6.	Related-Party Transactions

The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through September 30, 2011, the Company has invested $444,000 in OTM. As of September 30, 2011, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three-month periods ended September 30, 2011 and 2010 the Company recorded a gain of $1,000 and a loss of $23,000, respectively. At September 30, 2011 OTM had total assets, liabilities and equity of, $2,000, $80,000 and ($78,000), respectively.

Richard J. DePiano, Jr., the Company’s President. participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $134,488 which represented 80% of an amount due from a Drew customer in China as of September 30, 2011. The receivable from the Chinese customer, was not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company.

7.	Recently Issued Accounting Standards

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

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 did not have a significant impact on its consolidated financial statements.

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Directly or indirectly observable inputs for quoted and other than quoted prices for identical or similar assets and liabilities in active or non-active markets.

Level 3 - Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data.

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities.

The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” we are referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. We included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt currently on our balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to us for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. We then considered whether there was any “level 3” considerations, as defined above, which might aid us in determining the fair market value of this unique form of debt. We determined that there was not and came to the conclusion that given the weakened state of our Company and overall market conditions there was no other source of financing available to us, from any source on any terms, other than the willing seller of the Biocode assets. Therefore, we concluded that the fair market value of the debt remains equal to its book value.

9.	Continuing Operations

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, will no longer have the benefit of cash inflows from Vascular and the debt payments related to the Biocode acquisition commenced on June 30. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although we may not succeed in these mitigation efforts.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management anticipates that the Dallas facility will cease manufacturing activities on or about December 31, 2011.

If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2011.

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

In an effort to enhance stockholder value, improve working capital and enable the Company to focus on its core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the Company divested certain assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one-time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010, and the Company has no significant continuing involvement in the operations of Vascular. Vascular Access generated approximately $565,000 in gross profit related to the supply agreement.

The following table summarizes the results of discontinued operations for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,
	2011	2010

Total revenue, net	$—	$634

Costs and expenses:
Cost of goods sold	—	283
Research & Development	—	18
Marketing, General & Admin	—	29

Total costs and expenses	—	330

Income from discontinued operations	$—	$304

There are no assets and liabilities of discontinued operations included in the consolidated balance sheets at September 30, 2011 and June 30, 2011.

11.	Expiration of Common Stock Warrants

Common stock warrants in the amount of $1,601,346 have expired and were released to additional paid-in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2011 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview – Three-Month Period Ended September 30, 2011

The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting the Company’s performance and financial condition.

•

Product revenue from continuing operations decreased approximately $453,000 or 6.1% during the three-month period ended September 30, 2011 as compared to the same period of last fiscal year. The decrease is related to sales decreases in the Company’s ECD segment of approximately 7.7% and in the Sonomed-Escalon segment of 2.7%.

•

Other revenue from continuing operations decreased approximately $7,000 or 100 % during the three-month period ended September 30, 2011 as compared to the same period of last fiscal year. This was attributable to decreased Bio-Rad royalties received in the ECD segment.

•

Cost of goods sold as a percentage of product revenue from continuing operations decreased to approximately 56.6% of product revenues during the three-month period ended September 30, 2011 as compared to approximately 58.4% of product revenue for the same period of last fiscal year.

•

Total operating expenses decreased approximately 5.4% during the three-month period ended September 30, 2011 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of 5.6% and a decrease of 3.5% in research and development expenses related to the reduced research and development projects in favor of outsourcing in the ECD segment.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2011. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

Valuation of Intangible Assets

The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in Form 10-K for the year ended June 30, 2011 for details on a goodwill impairment charge related to the carrying amount of EMI’s goodwill. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.

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

Taxes

Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company’s income tax will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.

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

Through September 30, 2011, the Company has recorded a valuation allowance against the Company’s net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

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

Three-Month Periods Ended September 30, 2011 and 2010

The following table shows consolidated product revenue from continuing operations by business unit as well as identifying trends in business unit product revenues for the three-month periods ended September 30, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2011	2010	% Change
Product Revenue:

ECD	$4,613	$4,998	-7.7%
Sonomed-Escalon	2,407	2,475	-2.7%

Total	$7,020	$7,473	-6.1%

Consolidated product revenue decreased approximately $453,000, or 6.1%, to $7,020,000 during the three-month period ended September 30, 2011, as compared to the same period last fiscal year.

In the ECD business segment, product revenue decreased $385,000, or 7.7%, as compared to the same period last fiscal year. The decrease is related to a decrease in revenue at the Biocode facility due to the loss of a large customer during the period and a decline in international export business.

In the Sonomed-Escalon segment, product revenue decreased $68,000, or 2.7%, to $2,407,000 during the three-month period ended September 30, 2011, as compared to the same period last fiscal year. The decrease in revenue is attributed to decreased sales of $108,000 in Sonomed’s ultrasound products offset by an increase of $6,000 in EMI’s imaging systems and an increase in Trek’s surgical and gas products of $34,000.

The following table presents consolidated other revenues by reportable business unit for the three-month periods ended September 30, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2011	2010	% Change
Other Revenue:

ECD	$0	$7	-100%
Sonomed-Escalon	0	0	0.0%

Total	$0	$7	-100.0%

Consolidated other revenue decreased by approximately $7,000, or 100%, to $0 during the three-month period ended September 30, 2011, as compared to the same period last fiscal year. This was attributable to decreased Bio-Rad royalties received in the ECD segment.

The following table presents consolidated cost of goods sold by reportable business unit and as a percentage of related unit product revenues for the three-month periods ended September 30, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2011	%	2010	%
Cost of Goods Sold:

ECD	$2,752	59.7%	$2,991	59.8%
Sonomed-Escalon	1,224	50.9%	1,371	55.4%

Total	$3,976	56.6%	$4,362	58.4%

Consolidated cost of goods sold from continuing operations totaled approximately $3,976,000, or 56.6% of product revenue, for the three-month period ended September 30, 2011, as compared to $4,362,000, or 58.4% of product revenue, for the same period last fiscal year.

Cost of goods sold in the ECD segment totaled $2,752,000, or 59.7% of product revenue, for the three-month period ended September 30, 2011, as compared to $2,991,000, or 59.8% of product revenue, for the same period last fiscal year. Margins on Drew’s instruments continue to range between 0% to 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which ranged from 50% to 70% during the periods ended September 30, 2011 and 2010.

Cost of goods sold in the Sonomed-Escalon business segment totaled $1,224,000, or 50.9% of product revenue, for the three-month period ended September 30, 2011, as compared to $1,371,000 or 55.4% of product revenue, for the same period last fiscal year. The decrease in cost of goods sold as percentage of product revenue is related to the decreased direct labor costs in Trek products and change of product mix with increased sales of high margin PacScan products and AXIS imaging software.

The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business unit marketing, general and administrative expenses for the three-month periods ended September 30, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2011	2010	% Change
Marketing, General and Administrative:

ECD	$1,986	$2,192	-9.4%
Sonomed-Escalon	684	657	4.1%
Escalon Medical Corp.	701	722	-2.9%

Total	$3,371	$3,571	-5.6%

Consolidated marketing, general and administrative expenses decreased $200,000, or 5.6%, to $3,371,000 during the three-month period ended September 30, 2011, as compared to the same period last fiscal year.

Marketing, general and administrative expenses in the ECD business segment decreased $206,000, or 9.4%, to $1,986,000, as compared to the same period last fiscal year. During the last fiscal year it was decided that all manufacturing operations at our Dallas facility will be outsourced and the facility in Dallas will be closed on or about December 31, 2011. ECD has begun to realize the savings from this decision during the three-months ended September 30, 2011.

Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $27,000, or 4.1%, to $684,000, as compared to the same period last fiscal year. The increase is related to an increase in sales forces and advertising expenses of EMI, increased consulting and exhibition costs of Sonomed offset by bad-debts adjustment made during the three-month period ended September 30, 2011.

Marketing, general and administrative expenses in the Escalon Medical Corp business segment decreased $21,000, or 2.9%, to $701,000, as compared to the same period last fiscal year.

The following table presents consolidated research and development expenses as well as identifying trends in business unit research and development expenses for the three-month periods ended September 30, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2011	2010	% Change
Research and Development:

ECD	$162	$189	-14.3%
Sonomed-Escalon	220	207	6.3%

Total	$382	$396	-3.5%

Consolidated research and development expenses decreased $14,000, or 3.5%, to $382,000 during the three-month period ended September 30, 2011, as compared to the same period last fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new and or enhanced products in the ECD and Sonomed-Escalon business units.

Research and development expenses in the ECD business segment decreased $27,000, or 14.3%, to $162,000, as compared to the same period last fiscal year. The decrease is due to the cost reduction implemented in prior years which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an as needed basis.

Research and development expenses in the Sonomed-Escalon business segment increased $13,000, or 6.3%, to $220,000, as compared to the same period last fiscal year. The increase is related to the increased headcounts in research and development of imaging products partially offset by decreased consulting expense for ultrasound products.

The Company recognized a gain of $1,000 and loss of $23,000 related to its investment in OTM during the three-month periods ended September 30, 2011 and 2010, respectively. OTM began operations during the three-month period ended September 30, 2004. (See Note 6 of the notes to the condensed consolidated financial statements.)

There was no interest income for the three-month periods ended September 30, 2011 and 2010.

Interest expense was $82,000 for each of the three-month periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Changes in overall liquidity and capital resources from continuing operations during the three-month period ended September 30, 2011 are reflected in the following table (in thousands):

	September 30, 2011	June 30, 2011

Current Ratio:

Current assets	$12,219	$13,262
Less: Current liabilities	5,267	5,573

Working capital	$6,952	$7,689

Current ratio	2.3 to 1	2.4 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$402	$278
Long-term debt	4,161	4,506

Total debt	4,563	4,784

Total equity	5,522	6,190

Total capital	$10,085	$10,974

Total debt to total capital	45.2%	43.6%

Working Capital Position

Working capital decreased approximately $737,000 as of September 30, 2011, and the current ratio decreased to 2.3 to 1 compared to 2.4 to 1 when compared to June 30, 2011.

Cash Provided by/Used in Operating Activities

During the three-month periods ended September 30, 2011 and 2010, the Company generated cash inflows and outflows from operating activities of $41,000 and $833,000, respectively. The net increase in cash provided by operating activities of approximately $874,000 for the three-month period ended September 30, 2011, as compared to the same period in the prior fiscal year is due primarily to the following factors:

For the three-month period ended September 30, 2011, the Company had a net loss of $790,000 and experienced net cash in flows from a decrease in accounts receivable of $1,169,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $223,000 and $24,000, respectively. These cash in-flows were partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $433,000 and an increase in current and long-term assets and inventory of $60,000 and $91,000, respectively.

In the prior fiscal period ended September 30, 2010, the Company had a net loss of $649,000, and experienced net cash in flows from an increase in accounts payable, accrued expenses and other liabilities of $640,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $240,000 and $39,000, respectively. These cash in-flows were partially offset by increases in accounts receivable and inventory, which increased by $356,000 and $762,000, respectively, and income from discontinued operations of $304,000.

Cash Flows Used in Investing and Financing Activities

Cash flows used in investing activities of $7,000 is related to purchase of fixed assets during the three-month period ended September 30, 2011.

Cash flows used in investing activities of $88,000 is related to investment in OTM of $24,000 and purchase of fixed assets of $64,000 during the three-month period ended September 30, 2010.

Cash flows provided by financing activities of $46,000 were related to proceeds of $134,000 from a related party note payable offset by the scheduled long-term debt payment of $89,000 during the three-month period ended September 30, 2011.

Cash flows used in financing activities were approximately $51,000 for scheduled long-term debt payment during the three-month period ended September 30, 2010.

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

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest rate remained unchanged and interest will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company agreed to pay the balance of the outstanding amount in euros in full in one payment.

Continuing Operations

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, will no longer have the benefit of cash inflows from Vascular and the debt payments related to the Biocode acquisition commenced on June 30. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although we may not succeed in these mitigation efforts.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management anticipates that the Dallas facility will cease manufacturing activities on or about December 31, 2011.

If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2011.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2011 and 2010.

The following table presents the Company’s contractual obligations as of September 30, 2011 (interest is not included in the table as it is immaterial):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$4,428,964	$267,720	$594,900	$3,566,344	$0

Operating lease agreements	3,637,840	825,745	1,396,072	990,016	426,007

Total	$8,066,804	$1,093,465	$1,990,972	$4,556,360	$426,007

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

	Interest Rate	2012	2013	2014	2015	2016	Total

Notes payable-Biocode	7%	$267,720	$287,074	$307,826	$330,079	$3,236,265	$4,428,964

Item 4T.	Controls and Procedures

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

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of September 30, 2011 the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)	Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings.

Item 1A.	Risk Factors

There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the period ended June 30, 2011.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2011	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer