Form 10-Q
period 2011-12-31
ESCALON MEDICAL CORP
filed 2012-02-14
CIK 862668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 13, 2012.

Escalon Medical Corp.

Form 10-Q Quarterly Report

Part I. Financial Statements

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,101,072	$1,684,746
Accounts receivable, net	3,218,800	3,802,316
Inventory, net	4,726,296	5,184,272
Other current assets	245,655	248,642
Assets of discontinued operations	0	2,342,137

Total current assets	9,291,823	13,262,113

Property and equipment, net	447,240	540,919
Goodwill	218,208	218,208
Trademarks and trade names	694,006	694,006
Patents, net	36,684	52,931
Covenant not to compete and customer lists, net	669,807	808,640
Non-current assets of discontinued operations	0	1,699,527

Total assets	$11,357,768	$17,276,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$260,059	$278,278
Related party note payable	300,000	0
Accounts payable	1,767,629	1,746,951
Accrued expenses	1,847,237	1,897,441
Liabilities of discontinued operations	0	1,671,422

Total current liabilities	4,174,925	5,594,092

Long-term debt, net of current portion	3,889,457	4,506,018
Accrued post-retirement benefits	986,102	986,102

Total long-term liabilities	4,875,559	5,492,120

Total liabilities	9,050,484	11,086,212

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at December 31, 2011 and June 30, 2011	7,526	7,526
Common stock warrants	132,114	1,733,460
Additional paid-in capital	69,336,688	67,694,959
Accumulated deficit	(66,728,663)	(62,404,014)
Accumulated other comprehensive loss	(440,381)	(841,799)

Total shareholders’ equity	2,307,284	6,190,132

Total liabilities and shareholders’ equity	$11,357,768	$17,276,344

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues:
Product revenue	$6,278,893	$6,562,322	$12,299,955	$12,676,377
Other revenue	0	0	0	6,933

Revenues, net	6,278,893	6,562,322	12,299,955	12,683,310

Costs and expenses:
Cost of goods sold	4,284,316	4,178,261	7,852,825	8,266,985
Marketing, general and administrative	2,571,351	2,777,128	5,047,749	5,441,387
Research and development	320,597	406,389	702,540	802,617

Total costs and expenses	7,176,264	7,361,778	13,603,114	14,510,989

Loss from operations	(897,371)	(799,456)	(1,303,159)	(1,827,679)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	446	(11,507)	1,144	(34,145)
Loss on disposal of assets	(86,885)	0	(86,885)	0
Interest income	58	45	100	111
Interest expense	(88,059)	(78,231)	(170,549)	(159,878)

Total other (expense) income	(174,440)	(89,693)	(256,190)	(193,912)

Net loss from continuing operations before taxes	(1,071,811)	(889,149)	(1,559,349)	(2,021,591)
Provision for income taxes	0	0	0	0

Net loss from continuing operations	(1,071,811)	(889,149)	(1,559,349)	(2,021,591)
Net income (loss) from discontinued operations including loss of $2,216,046 on liquidation of BHH net assets during 2011	(2,463,189)	(159,450)	(2,765,300)	323,828

Net loss	$(3,535,000)	$(1,048,599)	$(4,324,649)	$(1,697,763)

Net income (loss) per share
Basic:
Continuing operations	$(0.14)	$(0.12)	$(0.21)	$(0.27)
Discontinued operations	(0.33)	(0.02)	(0.37)	0.04

	$(0.47)	$(0.14)	$(0.58)	$(0.23)

Diluted:
Continuing operations	$(0.14)	$(0.12)	$(0.21)	$(0.27)
Discontinued operations	(0.33)	(0.02)	(0.37)	0.04

	$(0.47)	$(0.14)	$(0.58)	$(0.23)

Weighted average shares–basic	7,526,430	7,526,430	7,526,430	7,526,430

Weighted average shares–diluted	7,526,430	7,526,430	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended December 31,	2011	2010
Cash Flows from Operating Activities:
Net (loss)	$(4,324,649)	$(1,697,763)
Adjustments to reconcile net loss to cash provided by operating activities of continued operations:
Income (loss) from discontinued operations	2,765,300	(323,828)
Depreciation and amortization	348,735	250,069
Compensation expense related to stock options	40,383	63,257
(Income) loss of Ocular Telehealth Management, LLC	(1,144)	34,145
Change in operating assets and liabilities:
Accounts receivable, net	583,516	364,564
Inventory, net	457,976	(624,050)
Other current and long-term assets	2,987	200,165
Accounts payable, accrued expenses and other liabilities	(29,525)	186,943

Net cash (used in) operating activities from continuing operations	(156,421)	(1,546,498)
Net cash (used in) provided by operating activities from discontinued operations	(566,953)	581,639

Net cash (used in) operating activities	(723,374)	(964,859)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	0	(45,000)
Purchase of fixed assets	(54,730)	(85,177)

Net cash (used in) investing activities from continuing operations	(54,730)	(130,177)
Net cash (used in) investing activities from discontinued operations	0	(17,323)

Net cash (used in) investing activities	(54,730)	(147,500)

Cash Flows from Financing Activities:
Proceeds from related-party note payable	300,000	0
Principal payments on long-term debt	(155,795)	(50,538)

Net cash provided by (used in) financing activities	144,205	(50,538)

Effect of exchange rate changes on cash & cash equivalents	50,225	74,099

Net decrease in cash and cash equivalents	(583,674)	(1,088,798)
Cash and cash equivalents, beginning of period	1,684,746	3,342,422

Cash and cash equivalents, end of period	$1,101,072	$2,253,624

Supplemental Schedule of Cash Flow Information:
Interest paid	$170,550	$163,599

Income taxes paid	$0	$45,000

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
BALANCE AT JUNE 30, 2011	7,526,430	$7,526	$1,733,460	$67,694,959	$(62,404,014)	$(841,799)	$6,190,132
Comprehensive Loss:
Net loss	0	0	0	0	(4,324,649)	0	(4,324,649)
Foreign currency translation	0	0	0	0	0	401,418	401,418

Total comprehensive loss					(4,324,649)	401,418	(3,923,231)
Expired stock warrants	0	0	(1,601,346)	1,601,346	0	0	0
Compensation expense	0	0	0	40,383	0	0	40,383

BALANCE AT DECEMBER 31, 2011	7,526,430	$7,526	$132,114	$69,336,688	$(66,728,663)	$(440,381)	$2,307,284

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net (loss)	$(3,535,000)	$(1,048,599)	$(4,324,649)	$(1,697,763)
Foreign currency translation	303,643	89,593	401,418	56,447

Comprehensive (loss)	$(3,231,357)	$(959,006)	$(3,923,231)	$(1,641,316)

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

On January 12, 2012 BH Holdings, S.A.S. (“BHH”) a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France (“Commercial Court”). The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH’s activity for three months and named an administrator to manage BHH. Since BHH is no longer controlled by Drew it was deconsolidated in the December 31, 2011 consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).

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

Management reviews financial information, allocates resources, and manages the business as three segments, Escalon Clinical Diagnostics (“ECD”), Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiary JAS Diagnostics, Inc. (“JAS”). ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company began including redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current year presentation.

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

The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two- to five-year period or immediately, and, primarily for non-employee directors, immediately.

As of December 31, 2011 and 2010 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $87,726 and $234,221, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.65 years. For the three-month periods ended December 31, 2011 and 2010, $16,484 and $23,898 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2011 and 2010, $40,383 and $63,257 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three month and six month periods ended December 31, 2011 and 2010. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued as this is used to measure the transaction, and this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and six-month periods ended December 31, 2011 and 2010.

3.	Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted earnings per share
Net loss from continuing operations	$(1,071,811)	$(889,149)	$(1,559,349)	$(2,021,591)
Net income (loss) from discontinued operations	(2,463,189)	(159,450)	(2,765,300)	323,828

Net loss	$(3,535,000)	$(1,048,599)	$(4,324,649)	$(1,697,763)

Denominator:
Denominator for basic earnings per share–weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	0	0	0	0
Shares reserved for future exchange	0	0

Denominator for diluted earnings per share–weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.14)	$(0.12)	$(0.21)	$(0.27)
Discontinued operations	(0.33)	(0.02)	(0.37)	0.04

	$(0.47)	$(0.14)	$(0.58)	$(0.23)

Diluted:
Continuing operations	$(0.14)	$(0.12)	$(0.21)	$(0.27)
Discontinued operations	(0.33)	(0.02)	(0.37)	0.04

	$(0.47)	$(0.14)	$(0.58)	$(0.23)

The impact of dilutive securities was omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share and thus were anti-dilutive.

4.	Legal Proceedings

The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have previously and could pertain to intellectual property disputes, commercial contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company’s business, financial condition or results of operations (see footnote 10 for details on BHH court proceeding related to the insolvency declaration).

5.	Segmental Information

During the three-month and six-month periods ended December 31, 2011 and 2010, the Company’s operations were classified into three principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as three segments, ECD, Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiary JAS. ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company began to include redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current year presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) – Three months ended December 31,
	ECD		Sonomed-Escalon		Corporate		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$3,093	$3,388	$3,186	$3,174	$0	$0	$6,279	$6,562
Other revenue	—	—	—	—	—	—	—	—

Total revenues, net	3,093	3,388	3,186	3,174	—	—	6,279	6,562

Costs and expenses:
Cost of goods sold	2,822	2,454	1,462	1,724	—	—	4,284	4,178
Research & Development	110	183	211	224	—	—	321	407
Marketing, General & Admin	1,268	1,734	1,064	937	239	106	2,571	2,777

Total costs and expenses	4,200	4,371	2,737	2,885	239	106	7,176	7,362

(Loss) income from operations	(1,107)	(983)	449	289	(239)	(106)	(897)	(800)

Other (expense) income:
Loss on Disposal of Assets	(87)	—	—	—	—	—	(87)	—
Equity in OTM	—	—	—	—	—	(11)	—	(11)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(80)	(78)	—	—	(8)	—	(88)	(78)

Total other (expense) income	(167)	(78)	—	—	(8)	(11)	(175)	(89)

(Loss) income before taxes	(1,274)	(1,061)	449	289	(247)	(117)	(1,072)	(889)
Income taxes	—	—	—	—	—	—	—	—

Net (loss) income from continuing operations	($1,274)	($1,061)	$449	$289	($247)	($117)	($1,072)	($889)

	Segment Statements of Operations (in thousands) – Six months ended December 31,
	ECD		Sonomed-Escalon		Corporate		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues, net:
Product revenue	$6,707	$7,028	$5,593	$5,649	$0	$0	$12,300	$12,677
Other revenue	—	7	—	—	—	—	—	7

Total revenues, net	6,707	7,035	5,593	5,649	—	—	12,300	12,684

Costs and expenses:
Cost of goods sold	5,166	5,173	2,686	3,093	—	—	7,852	8,266
Research & Development	272	372	430	431	—	—	702	803
Marketing, General & Admin	2,768	3,515	2,043	1,695	237	232	5,048	5,442

Total costs and expenses	8,206	9,060	5,159	5,219	237	232	13,602	14,511

(Loss) income from operations	(1,499)	(2,025)	434	430	(237)	(232)	(1,302)	(1,827)

Other (expense) income:
Equity in OTM	—	—	—	—	1	(34)	1	(34)
Loss on Disposal of Assets	(87)	—	—	—	—	—	(87)	—
Interest income	—	—	—	—	—	(1)	—	(1)
Interest expense	(164)	(160)	—	—	(7)	—	(171)	(160)

Total other (expense) income	(251)	(160)	—	—	(6)	(35)	(257)	(195)

(Loss) income before taxes	(1,750)	(2,185)	434	430	(243)	(267)	(1,559)	(2,022)
Income taxes	—	—	—	—	—	—	—	—

Net (loss) income from continuing operations	($1,750)	($2,025)	$434	$430	($243)	($267)	($1,559)	($2,022)

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

During three- and six-month periods ended December 31, 2011 and 2010, ECD derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue is from the sale of ISPAN™ gas products and various disposable ophthalmic surgical products and from CFA digital imaging systems and related products.

6.	Related-Party Transactions

The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through December 31, 2011, the Company has invested $444,000 in OTM. As of December 31, 2011, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. There was no gain or loss for the three-month period ended December 31, 2011 and recognized a loss of $12,000 for the three-month period ended December 31, 2010. For the six-month periods ended December 31, 2011 and 2010 the Company recorded a gain of $1,000 and a loss of $34,000 respectively. At December 31, 2011 OTM had total assets, liabilities and equity of, $2,000, $80,000 and ($78,000), respectively.

During six-month period ended December 31, 2011, Richard J. DePiano, Sr., the Company’s CEO participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 100% of an amount due from various Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how an entity tests goodwill for impairment. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments will be effective for the company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

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

Certain financial instruments are carried at cost on the condensed consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party note payable and other liabilities.

The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” we are referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. We included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The long-term debt currently on our balance sheet is related to the acquisition of certain assets of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to us for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. We then considered whether there was any “level 3” considerations, as defined above, which might aid us in determining the fair market value of this unique form of debt. We determined that there was not and came to the conclusion that given the weakened state of our Company and overall market conditions there was no other source of financing available to us, from any source on any terms, other than the willing seller of the Biocode assets. Therefore, we concluded that the fair market value of the debt remains equal to its book value.

9.	Continuing Operations

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, will no longer has the benefit of cash inflows from Vascular and has commenced making the debt service payments on May 31, 2011 related to the Biocode acquisition (see footnote 10 for further information on the Biocode acquisition debt). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, we are actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements, although we may not succeed in these mitigation efforts.

The filing of the insolvency declaration at BHH will have a material effect on results of operations in subsequent periods. BHH’s product line revenues from operations were $ 4,763,056, $5,254,574 and $2,647,877 in fiscal 2011, 2010, 2009, respectively. Losses from operations, net of taxes, were ($1,232,904), ($635,952) and ($1,068,040) in 2011, 2010, 2009, respectively.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management continues to work with outsource partners to perfect the manufacturing of Drew’s instruments and anticipates that the Dallas facility will cease manufacturing activities on or about February 29, 2012.

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

BH Holdings, S.A.S

On January 12, 2012 BHH initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France (“Commercial Court”). The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH’s activity for three months and named an administrator to manage BHH. Since Drew no longer has a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 financial statements and prior period amounts are presented as discontinued operations.

The Company incurred a loss of $2,216,000 related to the deconsolidation of BHH. The deconsolidation loss was calculated by measuring the difference between:

a. The aggregate of:

(1)	The fair value of any consideration received, (there was no consideration received);

(2)	The fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated; and

(3)	The carrying amount of any noncontrolling interest in the former subsidiary (including any accumulated other comprehensive income attributable to the noncontrolling interest) at the date the subsidiary is deconsolidated (there was no noncontrolling interest in the former subsidiary).

b. The carrying amount of the former subsidiary’s assets and liabilities.

The following table summarizes the results of discontinued operations of BHH for the three-month and six-month periods ended December 31, 2011 and 2010 (in thousands):

	For the Three Months Ended December 31,
	2011	2010
Total revenue, net	$970	$1,039

Costs and expenses:
Cost of goods sold	167	67
Research & Development	0	0
Marketing, General & Admin	1,050	997

Total costs and expenses	1,217	1,064

Loss from discontinued operations	(247)	(25)
Loss on liquidation of net assets from discontinued operations	(2,216)	0

Loss before income taxes	(2,463)	(25)
Income taxes	0	0

Net loss from discontinued operations	$(2,463)	$(25)

	For the Six Months Ended December 31,
	2011	2010
Total revenue, net	$1,970	$2,397

Costs and expenses:
Cost of goods sold	574	341
Research & Development	0	0
Marketing, General & Admin	1,945	1,903

Total costs and expenses	2,519	2,244

Income (loss) from discontinued operations	(549)	153
Loss on liquidation of net assets from discontinued operations	(2,216)	0

Income before income taxes	(2,765)	153
Income taxes	0	0

Net (loss) income from discontinued operations	$(2,765)	$153

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at December 31, 2011 and June 30, 2011, (in thousands):

	December 31, 2011	June 30, 2011
Assets
Cash	$0	$230
Accounts receivable	0	965
Inventory	0	1,076
Other Current Assets	0	70
Fixed assets	0	110
Patents and customer list, net	0	1,481
Other Assets	0	109

Total Assets	0	4,041

Liabilities
Accounts Payable	0	370
Accrued expenses	0	1,147
Other Current Liabilities	0	155

Total Liabilities	0	1,672

Net assets of discontinued operations	$0	$2,369

Discontinued operation of Vascular

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

The following table summarizes the results of discontinued operations of Vascular for the three-month and six-month periods ended December 31, 2011 and 2010 (in thousands):

	For the Three Months Ended December 31,
	2011	2010
Total revenue, net	$0	$4

Costs and expenses:
Cost of goods sold	0	0
Research & Development	0	11
Marketing, General & Admin	0	126

Total costs and expenses	0	137

Loss from discontinued operations	$0	($133)

	For the Six Months Ended December 31,
	2011	2010
Total revenue, net	$0	$638

Costs and expenses:
Cost of goods sold	0	283
Research & Development	0	29
Marketing, General & Admin	0	155

Total costs and expenses	0	467

Income from discontinued operations	$0	$171

There are no assets and liabilities of discontinued operations included in the consolidated balance sheets at December 31, 2011 and June 30, 2011 related to Vascular Access.

11.	Expiration of common stock warrants

Common stock warrants in the amount of $1,601,346 have expired and were released to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2011 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview – Six-Month Period Ended December 31, 2011

The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•	Product revenue from continuing operations decreased approximately $377,000 or 3.0% during the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

Product revenue decreased 4.6% and 1.0%, respectively at the ECD and Sonomed-Escalon business segments during the six-month period ended December 31, 2011 when compared to the same period last fiscal year.

•	There is no other revenue during the six-month period ended December 31, 2011 as compared to $7,000 during the same period last fiscal year.

•

Cost of goods sold as a percentage of product revenue from continuing operations decreased to approximately 63.8% during the six-month period ended December 31, 2011, as compared to approximately 65.2% for the same period last fiscal year.

•	Operating expenses decreased approximately $494,000 or 7.9% during the six-month period ended December 31, 2011 as compared to the same period in the prior fiscal year.

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

Valuation of Intangible Assets

The Company annually evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in the Company’s Form 10-K for the year ended June 30, 2011 for details on a goodwill impairment charge related to the carrying amount of EMI’s goodwill. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.

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

Through December 31, 2011, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

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

Three– and Six-Month Periods Ended December 31, 2011 and 2010

The following table shows consolidated product revenue from continuing operations by business segment as well as identifying trends in business segment product revenues for the three- and six-month periods ended December 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Product Revenue:
ECD	$3,093	$3,388	-8.7%	$6,707	$7,028	-4.6%
Sonomed-Escalon	3,186	3,174	0.4%	5,593	5,649	-1.0%

Total	$6,279	$6,562	-4.3%	$12,300	$12,677	-3.0%

Consolidated product revenue decreased approximately $283,000, or 4.3%, to $6,279,000 during the three-month period ended December 31, 2011, as compared to the same period last fiscal year.

•

In the ECD business segment, product revenue decreased $295,000, or 8.7%, during the three-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is related to a decline in diabetes instruments and reagents related to the decision to outsource the manufacturing of instruments. During the three months ended December 31, 2011, Drew’s outsource partner was behind schedule in perfecting the manufacture of Drew’s DS5 diabetes instrument which has limited the number of instruments available for sale during the period. Drew anticipates receiving the first allotment of outsourced DS5 instruments that will be ready for sale in February 2012. Drew is investigating outsource partners for its Drew 2280 hematology analyzer, as well as, pursuing alternative hematology instruments from other manufacturers. Drew continues to manufacture its Hemavet analyzer at is Dallas facility and expects to begin outsourcing its manufacture during the third fiscal quarter.

•

In the Sonomed-Escalon segment, product revenue increased $12,000 or 0.4%, to $3,186,000 during the three-month period ended December 31, 2011, as compared to the same period last fiscal year. The revenue increase is attributed to the increased sales of Trek surgical and gas products.

Consolidated product revenue decreased approximately $377,000, or 3.0%, to $12,300,000 during the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

•

In the ECD business segment, product revenue decreased $321,000, or 4.6%, for the six-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is related to a decline in diabetes instruments and reagents related to the decision to outsource the manufacturing of instruments. During the six months ended December 31, 2011 Drew’s outsource partner was behind schedule in perfecting the manufacture of Drew’s DS5 diabetes instrument which limited the number of instruments available for sale during the period. Drew anticipates receiving the first allotment of outsourced DS5 instruments which will be ready for sale in February 2012. Drew is investigating outsource partners for its Drew 2280 hematology analyzer, as well as, pursuing alternative hematology instruments from other manufacturers. Drew continues to manufacture its Hemavet analyzer at its Dallas facility and expects to begin outsourcing its manufacture during the third fiscal quarter.

•	In the Sonomed-Escalon business segment, product revenue decreased $56,000, or 1.0%, for the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and six-month periods ended December 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Other Revenue:
ECD	$0	$0	0.0%	$0	$7	-100.0%
Sonomed-Escalon	0	0	0.0%	0	0	0.0%

Total	$0	$0	0.0%	$0	$7	-100.0%

There was no other revenue during the three-month periods ended December 31, 2011 and 2010.

There was no other revenue during the six-month period ended December 31, 2011 as compared to $7,000 during the same period last fiscal year.

The following table presents consolidated cost of goods sold from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three- and six-month periods ended December 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2011	%	2010	%	2011	%	2010	%
Cost of Goods Sold:
ECD	$2,822	91.2%	$2,454	72.4%	$5,166	77.0%	$5,173	73.6%
Sonomed-Escalon	1,462	45.9%	1,724	54.3%	2,686	48.0%	3,093	54.8%

Total	$4,284	68.2%	$4,178	63.7%	$7,852	63.8%	$8,266	65.2%

Consolidated cost of goods sold from continuing operations totaled approximately $4,284,000, or 68.2% of product revenue, for the three-month period ended December 31, 2011, as compared to $4,178,000 or 63.7%, of product revenue for the same period last fiscal year.

•

Cost of goods sold in the ECD business segment totaled $2,822,000 or 91.2% of product revenue, for the three-month period ended December 31, 2011 as compared to $2,454,000 or 72.4% of product revenue, for the same period last fiscal year. The increase in cost of goods sold as a percentage of product revenue is contributed to an inventory write-off at the Drew Dallas facility of approximately $480,000 related to the continuing process of outsourcing manufacturing and closing the facility.

•

Cost of goods sold in the Sonomed-Escalon business segment totaled $1,462,000, or 45.9% of product revenue, for the three-month period ended December 31, 2011 as compared to $1,724,000, or 54.3% of product revenue, for the same period last fiscal year. The decrease in cost of goods sold as a percentage of product revenue during the period ended December 31, 2011 as compared to the prior period is related to the reduced labor costs and change of product mix in favor of higher margin domestic Axis and VuMax sales.

Consolidated cost of goods sold totaled approximately $7,852,000, or 63.8% of product revenue, for the six-month period ended December 31, 2011, as compared to $8,266,000, or 65.2% of product revenue, for the same period last fiscal year.

•

Cost of goods sold in the ECD business segment totaled $5,166,000, or 77.0% of product revenue, for the six-month period ended December 31, 2011 as compared to $5,173,000, or 73.6% product revenue, for the same period last fiscal year. Margins on ECD’s instruments continue to range between 0% and 20% depending on the product. These lower margin sales are offset by the margins achieved on reagent sales which typically range from 50% to 75%. The increase in cost of goods sold as a percent of product revenue is related to an inventory write-off at our Dallas facility offset by the relative mix of these product groups during the six-month period ended December 31, 2011 as compared to the same period last year.

•

Cost of goods sold in the Sonomed-Escalon business segment totaled $2,686,000, or 48.0% of product revenue, for the six-month period ended December 31, 2011 as compared to $3,093,000, or 54.8% of product revenue, for the same period last fiscal year. The decrease in cost of goods sold as a percentage of product revenue during the period ended December 31, 2011 as compared to the prior period is related to the reduced labor costs and change of product mix in favor of higher margin domestic Axis and VuMax sales.

The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business segment marketing, general and administrative expenses for the three- and six-month periods ended December 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Marketing, General and Administrative:
ECD	$1,031	$1,284	-19.7%	$2,122	$2,570	-17.4%
Sonomed-Escalon	820	791	3.7%	1,505	1,449	3.9%
Corporate	720	702	2.6%	1,421	1,423	-0.1%

Total	$2,571	$2,777	-7.4%	$5,048	$5,442	-7.2%

Consolidated marketing, general and administrative expenses decreased $206,000 or 7.4%, to $2,571,000 during the three-month period ended December 31, 2011 as compared to the same period last fiscal year.

•

Marketing, general and administrative expenses in the ECD business segment decreased $253,000, or 19.7%, to $1,031,000 for the three-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is related to a reduction in force and other administrative expenses related to the planned closure of the Dallas facility during the three-month period ended December 31, 2011 as compared to the same period ended December 31, 2010.

•

Marketing, general and administrative expenses in the Sonomed business segment increased $29,000, or 3.7%, to $820,000 for the three-month period ended December 31, 2011 as compared to the same period last fiscal year. The increase is due to increased sales force and advertising expense offset by decreased royalty expense and meeting and exhibits expense during the three-month period ended December 31, 2011 as compared to the same period last year.

•

Marketing, general and administrative expenses in the corporate business segment increased $18,000, or 2.6%, to $720,000 for the three-month period ended December 31, 2011 as compared to the same period last fiscal year.

Consolidated marketing, general and administrative expenses decreased $394,000, or 7.2%, to $5,048,000 for the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

•

Marketing, general and administrative expenses in the ECD business segment decreased $447,000, or 17.4%, to $2,122,000 for the six-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is related to a reduction in force and other administrative expenses related to the planned closure of the Dallas facility for the six-month period ended December 31, 2011 as compared to the same period last year.

•

Marketing, general and administrative expenses in the Sonomed business segment increased $56,000, or 3.9%, to $1,505,000 for the six-month period ended December 31, 2011 as compared to the same period last fiscal year. The increase is due to increased sales force and advertising expense offset by decreased royalty expense, meeting and exhibits expense and reduced bad debts expense during the six-month period ended December 31, 2011 as compared to the same period last year.

•

Marketing, general and administrative expenses in the Corporate business segment decreased $2,000, or 0.1%, to $1,421,000 for the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

The following table presents consolidated research and development expenses as well as identifying trends in business segment research and development expenses for the three- and six-month periods ended December 31, 2011 and 2010. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Research and Development:
ECD	$110	$183	-39.9%	$272	$372	-26.9%
Sonomed-Escalon	211	224	-5.8%	430	431	-0.2%

Total	$321	$407	-21.1%	$702	$803	-12.6%

Consolidated research and development expenses decreased $86,000, or 21.1%, to $321,000 during the three-month period ended December 31, 2011 as compared to the same period last fiscal year.

•

Research and development expenses in the ECD business segment decreased $73,000, or 39.9%, to $110,000 during the three-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was less for the three-month period ended December 31, 2011 as Drew completed the development of its new diabetes instrument the DS-360 in January 2010 and has not undertaken any substantial research and development projects on instruments and is concentrating its efforts on less costly reagent development.

•

Research and development expenses in the Sonomed-Escalon business segment decreased $13,000, or 5.8%, to $211,000 during the three-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is attributed to decreased consulting expense offset by increased prototype expense during the three-month period ended December 31, 2011 as compared to the same period last year.

Consolidated research and development expenses decreased $101,000 or 12.6%, to $702,000 during the six-month period ended December 31, 2011 as compared to the same period last fiscal year.

•

Research and development expenses in the ECD business segment decreased $100,000, or 26.9%, to $272,000 during the six-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis, which was substantially less for the six-month period ended December 31, 2011 as Drew completed the development of its new diabetes instrument the DS-360 in January 2010 and has not undertaken any substantial research and development projects on instruments and is concentrating its efforts on less costly reagent development.

•

Research and development expenses in the Sonomed-Escalon business segment decreased $1,000, or 0.2%, to $430,000 during the six-month period ended December 31, 2011 as compared to the same period last fiscal year. The decrease is attributed to decreased consulting expense offset by increased salary and prototype expense during the six-month period ended December 31, 2011 as compared to the same period last year

The Company had no significant gain or loss during the three-month period ended December 31, 2011 and recognized a loss of $11,000 related to its investment in OTM during the three-month period ended December 31, 2010; and recognized a gain of $1,000 and a loss of $34,000 for the six-month periods ended December 31, 2011 and 2010.

There was immaterial interest income during the three-month periods and six-month periods ended December 31, 2011 and 2010.

Interest expense was $88,000 and $78,000 for the three-month periods ended December 31, 2011 and 2010, respectively, and $170,000 and $160,000 for the six-month periods ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Changes in overall liquidity and capital resources from continuing operations as of December 31, 2011 and June 30, 2011 are reflected in the following table (in thousands):

	December 31, 2011	June 30, 2011
Current Ratio:

Current assets	$9,292	$13,262
Less: Current liabilities	4,175	5,594

Working capital	$5,117	$7,668

Current ratio	2.2 to 1	2.4 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$560	$278
Long-term debt	3,889	4,506

Total debt	4,449	4,784

Total equity	2,307	6,190

Total capital	$6,756	$10,974

Total debt to total capital	65.9%	43.6%

Working Capital Position

Working capital decreased approximately $2,551,000 as of December 31, 2011, and the current ratio decreased to 2.2 to 1 when compared to June 30, 2011. The decrease in working capital was caused primarily by the loss from continuing operations of approximately $1,559,000 for the six months ended December 31, 2011 and the write-off of BHH assets and liabilities.

The filing of the insolvency declaration at BHH will have a material effect on results of operations in subsequent periods. BHH’s product line revenues from operations were $ 4,763,056, $5,254,574 and $2,647,877 in fiscal 2011, 2010, 2009, respectively. Losses from operations, net of taxes, were ($1,232,904), ($635,952) and ($1,068,040) in 2011, 2010, 2009, respectively.

Cash Used in Operating Activities

During the six-month periods ended December 31, 2011 and 2010, the Company generated cash outflows from continuing operating activities of $156,000 and $1,546,000, respectively. The net decrease in cash used in operating activities of approximately $1,390,000 for the six-month period ended December 31, 2011, as compared to the same period in the prior fiscal year is due primarily to the following factors:

For the six-month period ended December 31, 2011, the Company had a net loss from continuing operations of $1,559,000 and experienced net cash in flows from a decrease in accounts receivable and inventory of $583,000 and $457,000 respectively, non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $349,000 and $40,000, respectively. These cash in-flows were partially offset by decrease in accounts payable, accrued expenses and other liabilities of $29,000 and cash used in discontinued operations of $567,000.

In the prior fiscal period the Company had a net loss from continuing operations of $2,022,000 and experienced net cash in flows from a decrease in accounts receivable of $364,000, an increase in accounts payable, accrued expenses and other liabilities of $187,000, cash from discontinued operation of $582,000, non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $250,000 and $63,000, respectively. These cash in-flows were partially offset by increases in inventory of $624,000.

Cash Flows used in (provided by) Investing and Financing Activities

Cash flows used in investing activities of $55,000 is related to fixed asset purchases during the six-month period ended December 31, 2011. Cash flows used in investing activities of $130,000 is related to fixed asset purchases of $85,000 and investment in OTM of $45,000, respectively, during the same period of last fiscal year.

Cash flows provided by financing activities were approximately $144,000 during the six-month period ended December 31, 2011, attributed to proceeds from related-party note payable of $300,000 and offset by outflows for principal payment of long-term debt of $156,000. Cash flows used in financing activities for the same period last fiscal year were approximately $50,000 related to principal payment of long-term debt.

Debt History

On December 31, 2008, Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing is collateralized by certain assets of Biocode and guaranteed by Drew. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS.

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

On January 12, 2012 BH Holdings, S.A.S. (“BHH”) a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France (“Commercial Court”). The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH’s activity for three months and named an administrator to manage BHH. Since BHH is no longer controlled by Drew it was deconsolidated in the December 31, 2011 financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information). This debt was guaranteed by Drew and as a result of the insolvency declaration the debt has been transferred to Drew. The debt holder has agreed that the terms of the debt will not change as a result of the insolvency declaration and has waived the default under the terms of agreement.

Continuing Operations

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, no longer has the benefit of cash inflows from Vascular and has commences making the debt service payments on May 31, 2011 related to the Biocode acquisition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on the Company’s future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing the Company’s continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although the Company may not succeed in these mitigation efforts.

The filing of the insolvency declaration at BHH will have a material effect on results of operations in subsequent periods. BHH’s product line revenues from operations were $ 4,763,056, $5,254,574 and $2,647,877 in fiscal 2011, 2010, 2009, respectively. Losses from operations, net of taxes, were ($1,232,904), ($635,952) and ($1,068,040) in 2011, 2010, 2009, respectively.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management continues to work with outsource partners to perfect the manufacturing of Drew’s instruments and anticipates that the Dallas facility will cease manufacturing activities on or about February 29, 2012.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three and six-month periods ended December 31, 2011 and 2010.

The following table presents the Company’s contractual obligations as of December 31, 2011 (interest is not included in the table as it is immaterial):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$4,149,516	$260,059	$577,877	$3,311,580	$0
Operating lease agreements	3,607,613	842,134	1,598,682	962,088	204,709

Total	$7,757,129	$1,102,194	$2,150,835	$4,299,391	$204,709

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

		Due during the year ending December 31
	Interest Rate	2012	2013	2014	2015	2016
Note Payable –Drew	7%	$260,059	$278,859	$299,018	$320,634	$2,990,946

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

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)	Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings (see footnote 10 for details on the court proceedings related to the insolvency declaration at BHH).

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 5. Other Information

On January 23, 2012 the Company filed a Form 8-K under Item 2.06 concerning a material impairment related to the insolvency declaration of its subsidiary BHH. BHH initiated the filing of an insolvency declaration (declaration de cessation des paiements) with the Tribunal de Commerce de Rennes (“Commercial Court”) on January 18, 2012. At the time of the Form 8-K filing the Company was unable in good faith to make a determination of the impairment charges resulting from the insolvency declaration. On February 8, 2012 the Company finalized the calculation of the impairment and determined it to be $2,216,046. The Company incorporates by reference into this Item 5 the information the Company includes in footnote 10 to the Company’s Condensed Consolidated Financial Statements relating to the BHH insolvency declaration.

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

Escalon Medical Corp. (Registrant)

Date: February 14, 2012	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief
Executive Officer

Date: February 14, 2012	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer