Form 10-Q
period 2012-03-31
ESCALON MEDICAL CORP
filed 2012-05-15
CIK 862668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 14, 2012.

Escalon Medical Corp.

Form 10-Q Quarterly Report

Part I. Financial Statements

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$562,880	$1,684,746
Accounts receivable, net	3,452,402	3,802,316
Inventory, net	4,463,485	5,184,272
Other current assets	173,694	248,642
Assets of discontinued operations	0	2,342,137

Total current assets	8,652,461	13,262,113

Property and equipment, net	373,737	540,919
Goodwill	218,208	218,208
Trademarks and trade names	694,006	694,006
Patents, net	30,277	52,931
Covenant not to compete and customer lists, net	600,391	808,640
Non-current assets of discontinued operations	0	1,699,527

Total assets	$10,569,080	$17,276,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,149,516	$278,278
Related party note payable	300,000	0
Accounts payable	1,819,125	1,746,951
Accrued expenses	1,712,712	1,897,441
Liabilities of discontinued operations	0	1,671,422

Total current liabilities	7,981,353	5,594,092

Long-term debt, net of current portion	0	4,506,018
Accrued post-retirement benefits	986,102	986,102

Total long-term liabilities	986,102	5,492,120

Total liabilities	8,967,455	11,086,212

Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding at March 31, 2012 and June 30, 2011	7,526	7,526
Common stock warrants	132,114	1,733,460
Additional paid-in capital	69,353,173	67,694,959
Accumulated deficit	(67,368,449)	(62,404,014)
Accumulated other comprehensive loss	(522,739)	(841,799)

Total shareholders’ equity	1,601,625	6,190,132

Total liabilities and shareholders’ equity	$10,569,080	$17,276,344

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net revenues:
Product revenue	$6,065,931	$6,399,159	$18,365,885	$19,075,536
Other revenue	0	0	0	6,933

Revenues, net	6,065,931	6,399,159	18,365,885	19,082,469

Costs and expenses:
Cost of goods sold	3,593,302	4,068,483	11,446,127	12,335,468
Marketing, general and administrative	2,621,482	2,715,690	7,669,231	8,157,077
Research and development	413,874	395,656	1,116,414	1,198,273
Goodwill impairment	0	905,810	0	905,810

Total costs and expenses	6,628,658	8,085,639	20,231,772	22,596,628

Loss from operations	(562,727)	(1,686,480)	(1,865,887)	(3,514,159)

Other (expense) and income:
Equity in Ocular Telehealth Management, LLC	(532)	(37,600)	612	(71,745)
Loss on disposal of assets	0	0	(86,885)	0
Interest income	17	83	119	194
Interest expense	(76,544)	(84,186)	(247,094)	(244,064)

Total other (expense) income	(77,059)	(121,703)	(333,248)	(315,615)

Loss from continuing operations before taxes	(639,786)	(1,808,183)	(2,199,135)	(3,829,774)
Provision for income taxes	0	0	0	0

Net loss from continuing operations	(639,786)	(1,808,183)	(2,199,135)	(3,829,774)
Net income (loss) from discontinued operations	0	(113,302)	(2,765,300)	210,525

Net loss	$(639,786)	($1,921,485)	($4,964,435)	($3,619,249)

Net income (loss) per share
Basic:
Continuing operations	$(0.09)	$(0.24)	$(0.29)	$(0.51)
Discontinued operations	0.00	(0.02)	(0.37)	0.03

	$(0.09)	$(0.26)	$(0.66)	$(0.48)

Diluted:
Continuing operations	$(0.09)	$(0.24)	$(0.29)	$(0.51)
Discontinued operations	0.00	(0.02)	(0.37)	0.03

	$(0.09)	$(0.26)	$(0.66)	$(0.48)

Weighted average shares - basic	7,526,430	7,526,430	7,526,430	7,526,430

Weighted average shares - diluted	7,526,430	7,526,430	7,526,430	7,526,430

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(4,964,435)	$(3,619,249)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Income (loss) from discontinued operations	2,765,300	(210,525)
Depreciation and amortization	458,921	486,631
Goodwill impairment	0	905,810
Compensation expense related to stock options	56,868	87,156
(Income) Loss from Ocular Telehealth Management, LLC	(612)	71,745
Change in operating assets and liabilities:
Accounts receivable, net	349,914	622,300
Inventory, net	720,787	(447,958)
Other current and long-term assets	74,948	251,858
Accounts payable and accrued expenses	(112,555)	(57,333)

Net cash used in operating activities from continuing operations	(650,864)	(1,909,565)
Net cash used in (provided by) operating activities from discontinued operations	(566,953)	1,024,365

Net cash used in operating activities	(1,217,817)	(885,200)

Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	0	(45,000)
Purchase of fixed assets	(66,723)	(96,805)

Net cash (used in) investing activities	(66,723)	(141,805)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(155,795)	(50,538)
Proceeds from related party note payable	300,000	0

Net cash provided by (used in) financing activities	144,205	(50,538)

Effect of exchange rate changes on cash & cash equivalents	18,469	205,122

Net decrease in cash and cash equivalents	(1,121,866)	(872,421)

Cash and cash equivalents, beginning of period	1,684,746	3,008,485

Cash and cash equivalents, end of period	$562,880	$2,136,064

Supplemental Schedule of Cash Flow Information:
Interest paid	$170,550	$168,694
Income taxes paid	$—	$45,000

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Warrants	Capital	Deficit	(Loss)	Equity

BALANCE AT JUNE 30, 2011	7,526,430	$7,526	$1,733,460	$67,694,959	$(62,404,014)	$(841,799)	$6,190,132
Comprehensive Income:
Net loss	0	0	0	0	(4,964,435)	0	(4,964,435)
Foreign currency translation	0	0	0	0	0	319,060	319,060

Total comprehensive income	0	0	0	0	(4,964,435)	319,060	(4,645,375)
Expired stock warrants	0	0	(1,601,346)	1,601,346	0	0	0
Compensation expense	0	0	0	56,868	0	0	56,868

BALANCE AT MARCH 31, 2012	7,526,430	$7,526	$132,114	$69,353,173	$(67,368,449)	$(522,739)	$1,601,625

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net loss	$(639,786)	$(1,921,485)	$(4,964,435)	$(3,619,249)
Foreign currency translation	(206,446)	(59,716)	319,060	(3,269)

Comprehensive (loss)	$(846,232)	$(1,981,201)	$(4,645,375)	$(3,622,518)

See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific, Inc., (“Drew”) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The Company operates in the healthcare market, specializing in the development, manufacture, marketing, and distribution of medical devices and pharmaceuticals in the areas of ophthalmology, diabetes and hematology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

Management reviews financial information allocates resources and manages the business as three segments, Escalon Clinical Diagnostics (“ECD”), Sonomed-Escalon and Escalon Medical Corp (“Corporate”). The ECD segment consists of Drew Scientific, Inc., and its wholly owned subsidiary JAS Diagnostics, Inc. (“JAS”). ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. The Company began including redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current period presentation.

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

As of March 31, 2012 and 2011 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $71,241 and $152,008 respectively. The remaining cost is expected to be recognized over a weighted average period of 1.42 years. For the three-month periods ended March 31, 2012 and 2011, $16,485 and $23,898 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2012 and 2011, $56,868 and $87,156 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three month and nine-month periods ended March 31, 2012 and 2011. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and nine-month periods ended March 31, 2012 and 2011.

3.	(Loss) earnings per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Numerator:
Numerator for basic and diluted earnings per share
Net loss from continuing operations	$(639,786)	$(1,808,183)	$(2,199,135)	$(3,829,774)
Net (loss) income from discontinued operations	0	(113,302)	(2,765,300)	210,525

Net loss	$(639,786)	$(1,921,485)	$(4,964,435)	$(3,619,249)

Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	0	0	0	0
Shares reserved for future exchange	0	0	0	0

Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$(0.09)	$(0.24)	$(0.29)	$(0.51)
Discontinued operations	0.00	(0.02)	(0.37)	0.03

	$(0.09)	$(0.26)	$(0.66)	$(0.48)

Diluted:
Continuing operations	$(0.09)	$(0.24)	$(0.29)	$(0.51)
Discontinued operations	0.00	(0.02)	(0.37)	0.03

	$(0.09)	$(0.26)	$(0.66)	$(0.48)

The impact of dilutive securities was omitted from the earnings per share calculation in all periods presented as they would reduce the loss per share and thus were anti-dilutive.

4.	Legal Proceedings

The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have previously and could pertain to intellectual property disputes, commercial contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company’s business, financial condition or results of operations. (See footnote 10 for details on BHH court proceedings related to the insolvency declaration).

5.	Segmental Information

During the three-month and nine-month periods ended March 31, 2012 and 2011, the Company’s operations were classified into three principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as three segments: ECD, Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The ECD segment consists of Drew

Scientific, Inc., and its wholly owned subsidiary JAS. ECD develops and sells clinical diagnostic instruments, reagents and chemistries. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The Company began to include redesignated reporting segments beginning with Form 10-K for the year ended June 30, 2011, and prior period segment information has been reclassified to conform with the current period presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.

	Segment Statements of Operations (in thousands) - Three months ended March 31,
	ECD		Sonomed-Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Revenues, net:
Product revenue	$2,968	$3,395	$3,098	$3,004	$0	$0	$6,066	$6,399
Other revenue	0	0	0	0	0	0	0	0

Total revenue, net	2,968	3,395	3,098	3,004	0	0	6,066	6,399

Costs and expenses:
Cost of goods sold	2,094	2,562	1,499	1,508	0	0	3,593	4,070
Research & Development	114	172	300	223	0	0	414	395
Marketing, General & Admin	1,349	1,769	1,147	822	126	124	2,622	2,715
Goodwill impairment	0	0	0	906	0	0	0	906

Total costs and expenses	3,557	4,503	2,946	3,459	126	124	6,629	8,086

(Loss) income from operations	(589)	(1,108)	152	(455)	(126)	(124)	(563)	(1,687)

Other (expense) and income:
Equity in OTM	0	0	0	0	0	(38)	0	(38)
Interest income	0	0	0	0	0	1	0	1
Interest expense	(1)	(84)	0	0	(75)	0	(76)	(84)

Total other (expense) income	(1)	(84)	0	0	(75)	(37)	(76)	(121)

(Loss)income before taxes	(590)	(1,192)	152	(455)	(201)	(161)	(639)	(1,808)
Income taxes	0	0	0	0	0	0	0	0

Net (loss) income from continuing operations	$(590)	$(1,192)	$152	$(455)	$(201)	$(161)	$(639)	$(1,808)

	Segment Statements of Operations (in thousands) - Nine-months ended March 31,
	ECD		Sonomed-Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Revenues, net:
Product revenue	$9,675	$10,423	$8,691	$8,653	$0	$0	$18,366	$19,076
Other revenue	0	7	0	0	0	0	0	7

Total revenue, net	9,675	10,430	8,691	8,653	0	0	18,366	19,083

Costs and expenses:
Cost of goods sold	7,261	7,735	4,185	4,601	0	0	11,446	12,336
Research & Development	386	544	730	654	0	0	1,116	1,198
Marketing, General & Admin	4,198	5,284	3,109	2,517	363	356	7,669	8,157
Goodwill impairment	0	0	0	906	0	0	0	906

Total costs and expenses	11,845	13,563	8,024	8,678	363	356	20,232	22,597

(Loss) income from operations	(2,170)	(3,133)	667	(25)	(363)	(356)	(1,866)	(3,514)

Other (expense) income:
Equity in OTM	0	0	0	0	1	(72)	1	(72)
Loss on Disposal of Assets	(87)	0	0	0	0	0	(87)	0
Interest income	0	0	0	0	0	0	0	0
Interest expense	(164)	(244)	0	0	(83)	0	(247)	(244)

Total other (expense) income	(251)	(244)	0	0	(82)	(72)	(333)	(316)

(Loss) income before taxes	(2,421)	(3,377)	667	(25)	(444)	(428)	(2,199)	(3,830)

Income taxes	0	0	0	0	0	0	0	0

Net (loss) income from continuing Operations	$(2,421)	$(3,377)	$667	$(25)	$(444)	$(428)	$(2,199)	$(3,830)

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

During the three- and nine-month periods ended March 31, 2012 and 2011, ECD derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, pachymeters, digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6.	Related Party Transaction

The Company and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial focus is on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. Through March 31, 2012, the Company has invested $444,000 in OTM. As of March 31, 2012, the Company owned 45% of OTM. The Company provides administrative support functions to OTM. For the three-month periods ended March 31, 2012 and 2011 the Company recorded losses of $532 and $37,600, respectively. For the nine-month periods ended March 31, 2012 and 2011 the Company recorded a gain of $612 and a loss of $71,745, respectively.

At March 31, 2012 OTM had total assets, liabilities and equity of $1,000, $80,000 and ($79,000), respectively.

During the nine-month period ended March 31, 2012, Richard J. DePiano, Sr., the Company’s CEO participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 100% of an amount due from various Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company.

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

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, no longer have the benefit of cash inflows from Vascular and on May 11, 2012 the BHH debtholder informed the Company that it intends to declare the BHH debt, which is guaranteed by Escalon, into default, as such, the entire debt of $4,149,516 is recorded as a current liability (see footnote 10 for further information on the Biocode acquisition debt). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base or consider the sale of certain assets. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuance as a going concern is dependent on our future profitability and on the on-going support of our shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements, although the Company may not succeed in these mitigation efforts.

The filing of the insolvency declaration at BHH will have a material effect on results of operations in subsequent periods. BHH’s product line revenues from operations were $4,763,056, $5,254,574 and $2,647,877 in fiscal 2011, 2010 and 2009, respectively. Losses from operations, net of taxes, were ($1,232,904), ($635,952) and ($1,068,040) in 2011, 2010 and 2009, respectively.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management continues to work with outsource partners to perfect the manufacturing of Drew’s instruments and anticipates that the Dallas facility will cease manufacturing activities on or about June 30, 2012.

If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that its existing cash and cash flow from operations will be sufficient to fund activities throughout the next four to six months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2011.

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

The Company incurred a loss of $2,216,000 related to the deconsolidation of BHH. The disconsolidated loss was calculated by measuring the difference between:

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

The following table summarizes the results of discontinued operations of BHH for the three-month and nine-month periods ended March 31, 2012 and 2011 (in thousands):

	0000000000	0000000000
	For the Three Months Ended March 31,
	2012	2011

Total revenue, net	$0	$1,102

Costs and expenses:
Cost of goods sold	0	181
Research & Development	0	0
Marketing, General & Admin	0	1,034

Total costs and expenses	0	1,215

Loss from discontinued operations	0	(113)

Loss before income taxes	0	(113)
Income taxes	0	0

Net loss from discontinued operations	$0	$(113)

	0000000000	0000000000
	For the Nine Months Ended March 31,
	2012	2011

Total revenue, net	$1,970	$3,499

Costs and expenses:
Cost of goods sold	574	521
Research & Development	0	0
Marketing, General & Admin	1,945	2,938

Total costs and expenses	2,519	3,459

Income (loss) from discontinued operations	(549)	40
Other income and expenses:
Loss on liquidation of net assets from discontinued operations	(2,216)	0

Income (loss) before income taxes	(2,765)	40

Income taxes	0	0

Net (loss) income from discontinued operations	$(2,765)	$40

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at March 31, 2012 and June 30, 2011, (in thousands):

	March 31, 2012	June 30, 2011
Assets
Cash	$0	$230
Accounts receivable	0	965
Inventory	0	1,076
Other Current Assets	0	70
Fixed assets	0	110
Covenant not to compete and customer list, net	0	1,481
Other Assets	0	109

Total Assets	0	4,041

Liabilities
Accounts Payable	0	370
Accrued expenses	0	1,147
Other Current Liabilities	0	155

Total Liabilities	0	1,672

Net assets of discontinued operations	$0	$(2,369)

Discontinued operation of Vascular

In an effort to enhance stockholder value, improve working capital and enable the Company to focus on its core in-vitro diagnostics and ophthalmology manufacturing businesses, on April 30, 2010 the Company divested certain Vascular Access assets held by its Vascular Access subsidiaries to Vascular Solutions, Inc. The total sales price was $5,750,000, consisting of cash of $5,000,000 at closing and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing to Vascular Solutions, Inc. plus a one-time earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold by Vascular Solutions, Inc. between July 1, 2010 and June 30, 2011. The manufacturing transfer was completed on August 31, 2010. During this four-month transition, the Company continued to manufacture product in its Wisconsin facility under a supply agreement concurrently entered into with Vascular Solutions, Inc. The supply agreement ended on August 30, 2010, and the Company has had no significant continuing involvement in the operations of Vascular. Vascular Access generated approximately $565,000 in gross profit from May 1, 2010 through August 31, 2010 related to the supply agreement.

There was no activity from discontinued operations for the three-month periods ended March 31, 2012 and 2011 related to Vascular Access.

The following table summarizes the results of discontinued operations of Vascular Access for the nine-month periods ended March 31, 2012 and 2011 (in thousands):

	For the Nine Months Ended March 31,
	2012	2011

Total revenue, net	$0	$638

Costs and expenses:
Cost of goods sold	0	283
Research & Development	0	29
Marketing, General & Admin	0	155

Total costs and expenses	0	467

Income from discontinued operations	$0	$171

There are no assets and liabilities of discontinued operations included in the consolidated balance sheets at March 31, 2012 and June 30, 2011 related to Vascular Access.

11.	Expiration of commons stock warrant

Common stock warrants in the amount of $1,601,346 have expired and were released to additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, product development, the introduction of new products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company’s cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2011 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview – Nine-Month Period Ended March 31, 2012

The following highlights are discussed in further detail within this report. The reader is encouraged to read this report in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•

Product revenue decreased approximately 3.7% during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease was related to a decrease in ECD business segment of 7.2% during the nine-month period ended March 31, 2012 compared to the same period last fiscal year.

•	There is no other revenue during the nine-month period ended March 31, 2012 as compared to $7,000 for the same period last fiscal year.

•

Cost of goods sold as a percentage of product revenue decreased to 62.3% during the nine-month period ended March 31, 2012, as compared to approximately 64.7% for the same period last fiscal year mainly due to change of product mix favoring higher-margin products and the continuing process of outsourcing manufacturing and closing the Dallas facility.

•

Marketing, general and administrative expenses decreased approximately 6.0% during the nine-month period ended March 31, 2012, as compared to the same period in the prior fiscal year. The decrease was primarily due to a decrease in administrative expense in the ECD business related to the planned closure of the Dallas facility.

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

Valuation of Intangible Assets

The Company annually evaluates for impairment its intangible assets and goodwill in accordance with FASB ASC 350, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, see footnote 4 to consolidated financial statements included in the Company’s Form 10-K for the year ended June 30, 2011 for details on a goodwill impairment charge related to the carrying amount of EMI’s goodwill. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.

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

Through March 31, 2012, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.

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

Three- and Nine-Month Periods Ended March 31, 2012 and 2011

The following table shows consolidated product revenue from continuing operations by business segment as well as identifying trends in business segment product revenues for the three- and nine-month periods ended March 31, 2012 and 2011. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Product Revenue:

ECD	$2,968	$3,395	-12.6%	$9,675	$10,423	-7.2%
Sonomed-Escalon	3,098	3,004	3.1%	8,691	8,653	0.4%

Total	$6,066	$6,399	-5.2%	$18,366	$19,076	-3.7%

•	Product revenue decreased approximately $333,000, or 5.2%, to $6,066,000 for the three-month period ended March 31, 2012, as compared to the same period last fiscal year.

In the ECD business segment, product revenue decreased $427,000, during the three-month period ended March 31, 2012, or 12.6% to $2,968,000, as compared to the same period last fiscal year. The decrease is related to a decline in sales of instruments and reagents related to decreased availability of instruments due to the decision to outsource the manufacturing of instruments and an increase in the chemistry reagents backlog.

Drew received and sold 32 units from its outsource partner and anticipates receiving approximately 30 units per quarter for the remainder of the year. Drew is investigating outsource partners for its Drew 2280 hematology analyzer, as well as, pursuing alternative hematology instruments from other manufacturers. Drew continues to manufacture its Hemavet analyzer at is Dallas facility and expects to begin outsourcing its manufacture by the end of the current fiscal year.

In the Sonomed-Escalon business segment, product revenue increased $94,000, or 3.1% to $3,098,000 during the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase in product revenue was primarily caused by increased sales of Digital imaging systems.

•	Product revenue decreased approximately $710,000, or 3.7%, to $18,366,000 during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year.

In the ECD business segment, product revenue decreased $748,000, or 7.2% to $9,675,000, as compared to the same period last fiscal year. The decrease is related to a decline in sales of diabetes instruments and reagents related to decreased availability of instruments due to the decision to outsource the manufacturing of instruments and an increase in the chemistry reagents backlog.

During the three months ended March 31, 2012, Drew’s outsource partner began to supply DS5 diabetes instruments for sale. Drew received and sold 32 units from its outsource partner and anticipates receiving approximately 30 units per quarter for the remainder of the year. Drew is investigating outsource partners for its Drew 2280 hematology analyzer, as well as, pursuing alternative hematology instruments from other manufacturers. Drew continues to manufacture its Hemavet analyzer at is Dallas facility and expects to begin outsourcing its manufacture by the end of the current fiscal year.

In the Sonomed-Escalon business segment, product revenue increased $38,000, or 0.4% to $8,691,000 during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase in product revenue was primarily caused by increased sales of Digital imaging systems.

The following table shows consolidated other revenue by business segment as well as identifying trends in business segment other revenues for the three- and nine-month periods ended March 31, 2012 and 2011. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Other Revenue:

ECD	$0	$0	0.0%	$0	$7	-100.0%
Sonomed-Escalon	0	0	0.0%	0	0	0.0%

Total	$0	$0	0.0%	$0	$7	-100.0%

There was no other revenue during the three-month periods ended March 31, 2012 and 2011.

There was no other revenue during the nine-month period ended March 31, 2012 as compared to $7,000 during the same period last fiscal year.

The following table presents consolidated cost of goods sold from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three- and nine-month periods ended March 31, 2012 and 2011. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2012	%	2011	%	2012	%	2011	%
Cost of Goods Sold:

ECD	$2,094	70.6%	$2,562	75.5%	$7,261	75.1%	$7,735	74.2%
Sonomed-Escalon	1,499	48.4%	1,508	50.2%	4,185	48.2%	4,601	53.2%

Total	$3,593	59.2%	$4,070	63.6%	$11,446	62.3%	$12,336	64.7%

•

Cost of goods sold totaled approximately $3,593,000, or 59.2% of product revenue, for the three-month period ended March 31, 2012, as compared to $4,070,000 or 63.6%, of product revenue for the same period last fiscal year.

Cost of goods sold in the ECD business segment totaled $2,094,000, or 70.6% of product revenue, for the three-month period ended March 31, 2012, as compared to $2,562,000, or 75.5% of product revenue, for the same period last fiscal year. The decrease in cost of goods sold as a percentage of product revenue is related to the continuing process of outsourcing manufacturing and closing the Dallas facility. Drew anticipates outsourcing the remaining manufacturing activities at it Dallas facility by June 30, 2012.

Cost of goods sold in the Sonomed-Escalon business segment totaled $1,499,000, or 48.4% of product revenue, for the three-month period ended March 31, 2012, as compared to $1,508,000, or 50.2% of product revenue, for the same period last fiscal year. The decrease in Sonomed’s cost of goods sold as a percentage of revenue was primarily related to the reduced labor costs and change of product mix in favor of higher margin Axis image management systems.

•

Cost of goods sold totaled approximately $11,446,000, or 62.3% of product revenue, for the nine-month period ended March 31, 2012, as compared to $12,336,000, or 64.7% of product revenue, for the same period last fiscal year.

Cost of goods sold in the ECD business segment totaled $7,261,000, or 75.1% of product revenue, for the nine-month period ended March 31, 2012 as compared to $7,735,000, or 74.2% of product revenue, for the same period last fiscal year. The increase of approximately 1% is related to a write-off of slow moving inventory during the second quarter of the current fiscal year offset by decreased costs related to the continuing process of outsourcing manufacturing and closing the Dallas facility.

Cost of goods sold in the Sonomed-Escalon business segment totaled $4,185,000, or 48.2% of product revenue, for the nine-month period ended March 31, 2012 as compared to $4,601,000 or 53.2% of product revenue, for the same period last fiscal year. The decrease in Sonomed’s cost of goods sold as a percentage of revenue was primarily related to the reduced labor costs and change of product mix in favor of higher margin domestic Axis and VuMax sales.

The following table presents consolidated marketing, general and administrative expenses from continuing operations as well as identifying trends in business segment marketing, general and administrative expenses for the three- and nine-month periods ended March 31, 2012 and 2011. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Marketing, General and Administrative:

ECD	$1,065	$1,286	-17.2%	$3,187	$3,844	-17.1%
Sonomed-Escalon	781	674	15.9%	2,286	2,093	9.2%
Corporate	775	756	2.5%	2,196	2,220	-1.1%

Total	$2,621	$2,716	-3.5%	$7,669	$8,157	-6.0%

•	Marketing, general and administrative expenses decreased $95,000, or 3.5% to $2,621,000 during the three-month period ended March 31, 2012, as compared to the same period last fiscal year.

Marketing, general and administrative expenses in the ECD business segment decreased $221,000, or 17.2%, to $1,065,000 for the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease is related to a reduction in force and other administrative expenses related to the planned closure of the Dallas facility.

Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $107,000, or 15.9%, to $781,000 for the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase is due to increased headcount in sales and marketing, exhibition expenses and advertising expenses.

Marketing, general and administrative expenses in the Corporate business segment increased $19,000, or 2.5%, to $775,000 for the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase is related to increased printing and legal expense.

•	Marketing, general and administrative expenses decreased $488,000 or 6.0% to $7,669,000 for the nine-month period ended March 31, 2012, as compared to the same period last fiscal year.

Marketing, general and administrative expenses in the ECD business segment decreased $657,000, or 17.1%, to $3,187,000 for the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease is related to a reduction in force and other administrative expenses related to the planned closure of the Dallas facility.

Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $193,000, or 9.2%, to $2,286,000 for the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase headcount in sales and marketing, exhibitions expense and advertising expenses partially offset by reduction in commission, royalties and consulting expense.

Marketing, general and administrative expenses in the Corporate business segment decreased $24,000, or 1.1%, to $2,196,000 for the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease is due to a decrease in accounting, investor relations, director stock option compensation expense and depreciation expense.

The following table presents consolidated research and development expenses from continuing operations as well as identifying trends in business segment research and development expenses for the three- and nine-month periods ended March 31, 2012 and 2011. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Research and Development:

ECD	$114	$172	-33.7%	$386	$544	-29.0%
Sonomed-Escalon	300	223	34.5%	730	654	11.6%

Total	$414	$395	4.8%	$1,116	$1,198	-6.8%

•	Research and development expenses increased $19,000, or 4.8%, to $414,000 during the three-month period ended March 31, 2012, as compared to the same period last fiscal year.

Research and development expenses in the ECD business segment decreased $58,000, or 33.7% to $114,000 during the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis.

Research and development expenses in the Sonomed Escalon business segment increased $77,000, or 34.5%, to $300,000 during the three-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase is related to the increased headcount in research and development of digital imaging products.

•	Research and development expenses decreased $82,000, or 6.8%, to $1,116,000 during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year.

Research and development expenses in the ECD business segment decreased $158,000, or 29.0%, to $386,000 during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The decrease is due to the cost model implemented in June 2009, which significantly reduced the research and development headcount in favor of outsourcing substantially all future research and development projects on an “as needed” basis.

Research and development expenses in the Sonomed-Escalon business segment increased $76,000, or 11.6%, to $730,000 during the nine-month period ended March 31, 2012, as compared to the same period last fiscal year. The increase is related to increased headcount in research and development of digital imaging products.

The Company recognized a loss of $1,000 and $38,000 related to its investment in OTM during the three-month periods ended March 31, 2012 and 2011, respectively, and recognized a gain of $1,000 and a loss of $72,000 for the nine-month periods ended March 31, 2012 and 2011, respectively.

There was no material interest income for the three-month and nine-month periods ended March 31, 2012 and 2011.

Interest expense was $77,000 and $84,000 for the three-month periods ended March 31, 2012 and 2011, respectively, and $247,000 and $244,000 for the nine-month periods ended March 31, 2012 and 2011, respectively

Liquidity and Capital Resources

Changes in overall liquidity and capital resources as of March 31, 2012 and June 30, 2011 are reflected in the following table (in thousands):

	March 31, 2012	June 30, 2011

Current Ratio:

Current assets	$8,652,461	$13,262,113
Less: Current liabilities	7,981,353	5,594,092

Working capital	$671,108	$7,668,021

Current ratio	1.1 to 1	2.4 to 1

Debt to Total Capital Ratio:

Notes payable and current maturities	$4,449,516	$278,278
Long-term debt	0	4,506,018

Total debt	4,449,516	4,784,296
Total equity	1,601,625	6,190,132

Total capital	$6,051,141	$10,974,428

Total debt to total capital	73.5%	43.6%

Working Capital Position

Working capital decreased approximately $6,997,000 as of March 31, 2012, and the current ratio decreased to 1.1 to 1 when compared to June 30, 2011. The decrease in working capital is mainly related to the loss from continuing operations of $2,199,000, loss from discontinued operations of $2,765,300, and the increase in the current position of long term debt of $3,840,500 related to the pending default on the BHH debt.

Cash Used in Operating Activities

During the nine-month periods ended March 31, 2012 and 2011, the Company used approximately $1,218,000 and $885,000 of cash for operating activities. The net increase in cash used in operating activities of approximately $333,000 for the nine-month period ended March 31, 2012 as compared to the same period in the prior fiscal year is due primarily to the following factors:

The Company had a net loss from continuing operations of $2,199,000, a loss from discontinued operations of $2,765,000 and experienced cash inflows from non-cash expenditures of depreciation and amortization, compensation expense related to stock operations of $459,000, and $57,000, respectively; and a decrease in accounts receivable, inventory and other current and long-term assets of $350,000, $721,000 and $75,000, respectively. These net cash in-flows were partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $113,000.

In the prior fiscal period the cash used in operating activities of $885,000 was related to the net loss from continuing operations of $3,830,000, a decrease in accounts payable, accrued expenses and other liabilities of approximately $57,000 and an increase in inventory of approximately $448,000. These cash out-flows were partially offset by income from discontinued operations of $211,000, non-cash expenditures of depreciation and amortization, goodwill impairment and compensation expense related to stock option of $487,000, $906,000 and $87,000, respectively; and also a decrease in accounts receivable of $622,000.

Cash Flows (Used in) Investing Activities

Cash flows used in investing activities of $67,000 during the nine-month period ended March 31, 2012 were all related to fixed asset purchases. During the same period of the prior fiscal year cash flow used in investing activities was $142,000. The net cash flows used in investing activities from the prior fiscal period were related to an additional investment in Ocular Telehealth Management of $45,000 and fixed assets purchases of $97,000.

Cash Flows provided by/ (used in) in Financing Activities

Cash flows provided by the financing activities were approximately $144,000 during the nine-month period ended March 31, 2012 attributed to proceeds from a related-party note payable of $300,000 and offset by outflows for principal payments of long-term debt of $156,000. Cash flows used in financing activities for the same period last fiscal year were approximately $51,000 related to principal payments of long-term debt.

Debt History

On December 31, 2008, Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from BHH. The seller-provided financing is collateralized by certain assets of Biocode and guaranteed by Escalon. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS.

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest rate remained unchanged and interest will accrue on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company has agreed to pay the balance of the outstanding amount in euros in full in one payment.

On January 12, 2012 BH Holdings, S.A.S. (“BHH”) a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France (“Commercial Court”). The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH’s activity for three months and named an administrator to manage BHH. On April 2, 2012 the Commercial Court appointed a liquidator. Because BHH is no longer controlled by Drew, it was deconsolidated in the December 31, 2011 financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information). This debt was guaranteed by Escalon and as a result of the insolvency declaration the debt was transferred to the Company. Since the liquidation was ordered, the Company was negotiating with the debt holder to reach a mutually agreeable resolution to the outstanding debt. On May 11, 2012, the debt holder informed Escalon that it intended to declare the debt in default under the terms of the agreement, as such; the entire debt of $4,149,516 is recorded as a current liability. The Company will not be able to pay the debt in its current form from existing resources. The Company will need to explore all potential options including raising additional funds or selling certain assets in order to pay the debt; there is no guarantee that the Company will be able to successfully achieve these options.

Continuing Operations

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, no longer have the benefit of cash inflows from Vascular, and on May 11, 2012, the BHH debtholder informed the Company that it intends to declare the BHH debt, which is guaranteed by Escalon, into default, as such, the entire debt of $4,149,516 is recorded as a current liability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base or consider the sale of certain assets. The financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on the Company’s future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, and seeking capital funding on an ongoing basis via the issuance of securities and private placements although the Company may not succeed in these mitigation efforts.

The filing of the insolvency declaration at BHH will have a material effect on results of operations in subsequent periods. BHH’s product line revenues from operations were $4,763,056, $5,254,574 and $2,647,877 in fiscal 2011, 2010 and 2009, respectively. Losses from operations, net of taxes, were ($1,232,904), ($635,952) and ($1,068,040) in 2011, 2010 and 2009, respectively.

As part of ongoing austerity measures that have been implemented over the past two years at Drew, management decided in June 2011 to outsource the manufacturing of Drew’s instruments and cease all manufacturing out of its Dallas facility. Research and development activities performed in Dallas will also be eliminated and will be outsourced on an as needed basis. Management continues to work with outsource partners to perfect the manufacturing of Drew’s instruments and anticipates that the Dallas facility will cease manufacturing activities on or about June 30, 2012.

If the Company is unable to achieve continued improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 4 to 6 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” of the Company’s Form 10-K for the year ended June 30, 2011.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three and nine-month periods ended March 31, 2012 and 2011.

The following table presents the Company’s contractual obligations as of March 31, 2012 (excluding interest):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$4,149,516	$4,149,516	$0	$0	$0

Operating lease agreements	2,722,952	773,204	1,072,124	735,611	142,013

Total	$6,872,468	$4,922,720	$1,072,124	$735,611	$142,013

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

		Due during the year ending March 31,
	Interest Rate	2012	2013	2014	2015	2016	Total
Note Payable -Drew	7%	$4,149,516	$0	$0	$0	$0	$4,149,516

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

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)	Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See note 4 of the notes to the condensed consolidated financial statements for further information regarding the Company’s legal proceedings (see footnote 10 for details on the court proceedings related to the insolvency declaration at BHH).

Item 1A. Risk Factors

The holder of debt incurred by the Company in connection with its acquisition of BHH intends to declare the entire amount in default.

On May 11, 2012, the holder of debt incurred by the Company in connection with its acquisition of BHH informed the Company that it intends to declare the entire amount in default, seek a judgment from a French Court and then enforce the Company’s guarantee for payment. Consequently the Company has recorded the entire debt of $4,149,516 as a current liability. The Company will not be able to pay the debt in its current form from existing resources. The Company will need to explore all potential options including raising additional funds or selling certain assets in order to pay the debt; there is no guarantee that the Company will be able to successfully achieve these options. The Company’s ability to continue as a going concern is dependent upon reaching a reasonable resolution with the debt holder or the ability to access funds to satisfy the debt obligation, as well as the other factors set forth under “Management’s Discussion and Analysis—Debt History; – Continuing Operations” of this Form 10-Q Report.

Item 5. Other Information

The holder of debt incurred by the Company in connection with its acquisition of BHH intends to declare the debt is in default.

On May 11, 2012, the holder of debt incurred by the Company in connection with its acquisition of BHH informed the Company that it intends to declare the entire amount in default, seek a judgment from a French Court and then enforce the Company’s guarantee for payment. Consequently the Company has recorded the entire debt of $4,149,516 as a current liability. The Company will not be able to pay the debt in its current form from existing resources. The Company will need to raise additional funds or sell certain assets in order to pay the debt; there is no guarantee that the Company will be able to successfully achieve either option.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On February 15, 2012, the Company received a letter from the Listing Qualifications Staff of the NASDAQ Stock Market (the “Staff”) notifying the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b). As of December 31, 2011, the Company reported stockholders’ equity of $2,307,284. The Company submitted a plan to regain compliance within the 45 calendar days from February 15, 2012 as required by NASDAQ rules. The Staff accepted the Company’s plan to regain compliance and granted the Company until August 13, 2012 to successfully implement it.

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

Escalon Medical Corp.
(Registrant)

Date: May 15, 2012	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer