Form 10-K
period 2012-06-30
ESCALON MEDICAL CORP
filed 2012-09-26
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2011 was approximately $7,526,430, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 26, 2012, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Escalon Medical Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2012

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

Business Segment No. 1: ECD

Drew Business
Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew also supplies the reagent and other consumable materials needed to operate the instruments. Drew acquired JAS on May 29, 2008. JAS was established in 2000 and specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used in IVD tests. Many of these reagents are single vial stable, which offer ease of use, increased speed of results and extended on-board stability. Drew's wholly owned subsidiary, BH Holdings, S.A.S. ("BHH") acquired certain assets of Biocode Hycell ("Biocode") on December 31, 2008. Biocode specialized in hematology consumables for the physician office and veterinary office laboratories. On January 12, 2012 BHH initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France (“Commercial Court”). The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH’s activity for three months and named an administrator to manage BHH. Since BHH is no longer controlled by Drew, it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 11 to the Notes to Consolidated Financial Statements for additional information). The operating results of Drew and JAS are included as part of the ECD business segment.

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

Business Segment No. 2: Sonomed-Escalon
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

Research and Development
The Company conducts development of medical devices for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology at the Company’s Miami, Florida facility. The Company conducted medical device and vascular access product development at its New Berlin, Wisconsin facility through August 2010. Certain assets of Vascular Access were sold in April 2010, and Vascular continued to manufacture under a supply agreement until August 2010. The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York facility on Long Island. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2012 and 2011 were approximately $1,481,000 and $1,603,000, respectively.

Manufacturing and Distribution
The Company leases an aggregate of 81,379 square feet of space at its facilities in Texas, Connecticut, Florida and the United Kingdom. These sites are currently used for engineering, product design and development and product assembly. All of the Company’s medical devices and consumables for the diagnosis and monitoring of medical disorders in the areas of diabetes, cardiovascular diseases and hematology are distributed from the Company’s Dallas, Texas, Oxford, Connecticut, Miami, Florida and Barrow-in-Furness, United Kingdom facilities. See “Business Conditions” in “Management’s Discussion and Analysis of Financial Condition of Results of Operations” for additional information.

The Company leases 11,250 square feet of space in Wisconsin, for its surgical products and vascular access operations prior to its sale on April 30, 2010. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Lawrence, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.
The Company designs, develops and services its ultrasound ophthalmic products at its 12,173 square foot facility in Lake Success, New York. The Company has achieved ISO 13485 certification at its manufacturing facilities for all medical devices the Company produces. ISO 13845 requires an implemented quality system that applies to product design, manufacture, installation and servicing. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for many of its in vitro diagnostic devices for hematology, HbA1c, and clinical chemistry, ophthalmic surgical instruments, ophthalmic ultrasound systems, and image management systems.
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

Marketing and Sales
The ECD business segment sells its products through internal sales and marketing employees located in the United States and in the United Kingdom, as well as through a large network of distributors, both domestic and international.

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

Patents, Trademarks and Licenses
The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2020. The Company has 13 United States patents and 19 patents issued abroad that cover the Company’s surgical products and pharmaceutical technology. Drew has approximately 63 patents related to its technology.

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

Several large companies dominate the ophthalmic market, with the balance of the industry being highly fragmented. The Company believes that these large companies capture approximately 85% of the overall ophthalmic market. The balance of the market is comprised of smaller companies ranging from start-up entities to established market players. The ophthalmic market in general is intensely competitive, with each company eager to expand its market share. The Company’s strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. The Company believes, therefore, that its business will depend in large part on protecting its intellectual property through patents and other governmental regulations.

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

Drew is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew is focused on the market for the physician office and veterinary office laboratories. Drew’s principal competition is Beckman Coulter and Bayer Diagnostics in the human market and IDDEX in the veterinary market. Currently Drew has only a nominal share of these markets, and the Company will seek to increase Drew’s market share. The Company’s strategy is to market instruments and consumables that are competitive for the low volume users in the domestic and overseas markets. Drew’s business depends on its ability to enhance its current product range and control its production costs. Drew recognizes that other companies may adopt similar strategies which could hinder Drew’s ability to increase market share.

Human Resources
As of June 30, 2012, the Company employed 118 employees. Of these employees, 41 of the Company’s employees are employed in manufacturing, 54 are employed in general and administrative positions, 12 are employed in sales and marketing and 11 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

Cautionary Factors That May Affect Future Results
Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, the Company's ability to continue to list its common stock on the Nasdaq Stock Market, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of risk factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
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
On May 11, 2012, the holder of debt incurred by the Company in connection with its acquisition of BHH informed the Company that it intends to declare the entire amount in default, seek a judgment from a French Court and then enforce the Company’s guarantee for payment. Consequently, the Company has recorded the entire debt of $4,149,516 as a current liability. The Company will not be able to pay the debt in its current form from existing resources. The Company will need to explore all potential options including raising additional funds or selling certain assets in order to pay the debt; there is no guarantee that the Company will be able to successfully achieve these options. The Company’s ability to continue as a going concern is dependent upon reaching a reasonable resolution with the debt holder or the ability to access funds to satisfy the debt obligation, as well as the other factors set forth under “Management’s Discussion and Analysis—Debt History; – Continuing Operations” of this Form 10-K Report.
Due to the Company’s history of operating losses, the Company’s auditors are uncertain that the Company will be able to continue as a going concern.
The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2012 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive, and any investment in the Company may be lost.
The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see footnote 15 of the June 30, 2012 consolidated financial statements for additional information on the austerity plan). If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next 4 to 6 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in these risk factors, including the risk that the holder of debt the Company incurred in connection with its acquisition of BHH will be declared in default.
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
Since the acquisition of Drew the Company loaned approximately $29.5 million to Drew. The funds were primarily used to procure components to build up inventory to support the manufacturing process, to pay off accounts payable and debt of Drew, and to expand the sales and marketing and research and development efforts, to fund new product development and underwrite operating losses since its acquisition. The Company cannot rule out that further working capital will be required by Drew. If the Company does not realize the expected benefits or synergies of such transactions, the Company’s consolidated financial position, results of operations and stock price will be negatively impacted.
Any acquisitions, strategic alliances, joint ventures and divestitures that the Company effects, if any, could result in financial results that differ from market expectations.
In the normal course of business, the Company engages in discussions with third parties regarding possible acquisitions,

strategic alliances, joint ventures and divestitures. As a result of any such transactions, of which the Company cannot assure that any will occur, the Company’s financial results may differ from the investment community’s expectations in a given quarter. In addition, acquisitions and alliances may require the Company to integrate a different company culture, management team, business infrastructure, accounting systems and financial reporting systems. The Company may not be able to effect any such acquisitions or alliances. The Company may have difficulty developing, manufacturing and marketing the products of a newly acquired business in a way that enhances the performance of the Company’s combined businesses or product lines to realize the value from any expected synergies. Depending on the size and complexity of an acquisition, the Company’s successful integration of the entity depends on a variety of factors, including the retention of key employees and the management of facilities and employees in separate geographical areas. These efforts require varying levels of management resources, which may divert the Company’s attention from other business operations. Also, the Company’s results may be adversely impacted because of acquisition-related costs, amortization costs for certain intangible assets and impairment losses related to goodwill in connection with such transactions. Finally, acquisitions or alliances by the Company may not occur, which could impair the Company’s growth.
The Company’s results fluctuate from quarter to quarter.
The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

•	Acquisitions, such as Drew and JAS and subsequent integration of the acquired business;

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
Although some of the parts and components used to manufacture the Company’s products are available from multiple sources, the Company currently purchases most of the Company’s components and outsourced finished goods from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts, components and finished goods could result in production delays, increased costs or costly redesign of the Company’s products. Any loss of availability of an essential component or finished good could result in a material adverse change to the Company’s business, financial condition and results of operations. Some of the Company’s suppliers are subject to the FDA’s Good Manufacturing Practice regulations. Failure of these suppliers to comply with these regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely impact the Company’s financial condition and results of operations.
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
From time to time, the federal government and Congress have made proposals to change aspects of the delivery and financing of health care services. The Company cannot predict what form any future legislation or regulation may take or its impact on the Company’s business. Legislation that sets price limits and utilization controls adversely impact the rate of growth of the markets in which the Company participates. If any future health care legislation or regulations were to adversely impact those markets, the Company’s product marketing could also suffer, which would adversely impact the Company’s business.

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

Company is not in compliance with Nasdaq listing requirements.
As of June 30, 2012, the Company was not in compliance with these continued listing requirements. On February 15, 2012, the Company received a letter from the Listing Qualifications Staff of the NASDAQ Stock Market (the “Staff”) notifying the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b). The Company submitted a plan to regain compliance within the 45 calendar days from February 15, 2012 as required by NASDAQ rules. The Staff accepted the Company’s plan to regain compliance and granted the Company until August 13, 2012 to successfully implement it. The Company was unable to successfully implement its compliance plan by the August 13, 2012 deadline. The Company has scheduled a hearing before the Staff to explain its plan for regaining compliance with the listing requirements. The hearing is scheduled for October 4, 2012.
In addition, on June 29, 2012, the Company received a letter from the Listing Qualifications Staff indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. Based upon the Staff's review, the Company no longer meets this requirement. The Listing Rules provide the Company with a compliance period of 180 calendar days, or until December 26, 2012 in which to regain compliance with this requirement.
To regain compliance with the minimum bid price requirement, the Company must have a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days during this compliance period. In the event that the Company does not regain compliance within this period, it may be eligible for additional time to regain compliance by satisfying certain requirements. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will notify the Company that its securities will be delisted from the NASDAQ Capital Market. The Company may still appeal the Staff's determination to delist its securities to a Hearing Panel. During any appeal process, the Company's common stock would continue to trade on the NASDAQ Capital Market. The NASDAQ notification letter has no immediate effect on the listing or trading of the Company's common stock on the NASDAQ Capital Market. The Company is currently looking at all of the options available with respect to regaining such compliance.
If the Company's Nasdaq listing is terminated the Company will be traded on the OTC Bulletin Board.
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

On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:

•	sales returns;

•	allowances for doubtful accounts;

•	inventories and related valuation allowances;

•	intangible assets and goodwill;

•	income and other tax accruals;

•	deferred tax asset valuation allowances;

•	sales discounts;

•	warranty obligations; and

•	accrued lease termination costs

•	contingencies and litigation.
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

ITEM 2. PROPERTIES

The Company currently leases an aggregate of 112,594 square feet of space for its (i) corporate offices in Wayne,

Pennsylvania, (ii) Drew’s administrative offices and/or manufacturing facilities in Barrow-in-Furness, United Kingdom, Dallas, Texas, Miami, Florida and Waterford, Connecticut, (iii) Sonomed has a manufacturing facility in Lake Success, New York, and (iv) Trek’s distribution facility in New Berlin, Wisconsin, and (v) EMI’s product design and development facility in Lawrence, Massachusetts. The corporate office lease in Pennsylvania is comprised of 5,854 square feet and expires in July 2013. The facility in the United Kingdom is comprised of 2,508 square feet whose lease expired in January 2011 and is now a month to month lease. The facility in Texas is comprised of 22,992 square feet whose lease expires in March 2014. The Company also has a facility in Rennes, France that is comprised of 31,215 square feet and expires in December 2017. BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from the date of year end through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company recognized accrued lease termination cost of $338,145 as of June 30, 2012. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We will review these judgments and estimates on a quarterly basis and make appropriate revisions. The Miami facility lease is comprised of 20,000 square feet and expires in December 2013. The Connecticut facility lease is comprised of 3,150 square feet and expires in November 2012. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, covering 11,250 square feet of space expires in December 2015. The Massachusetts lease, covering 3,452 square feet expires in August 2015. Annual rent under all of the Company’s property lease arrangements was approximately $890,000 from continuing operations for the year ended June 30, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESMC.” The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ Capital Market.

	High	Low
Fiscal year ended June 30, 2012
Quarter ended September 30, 2011	$1.35	$1.10
Quarter ended December 31, 2011	$1.29	$1.00
Quarter ended March 31, 2012	$1.13	$0.78
Quarter ended June 30, 2012	$1.40	$0.52
Fiscal year ended June 30, 2011
Quarter ended September 30, 2010	$1.85	$1.45
Quarter ended December 31, 2010	$1.59	$1.25
Quarter ended March 31, 2011	$1.78	$0.68
Quarter ended June 30, 2011	$1.38	$0.85
As of September 25, 2012, there were 1,715 holders of record of the Company’s common stock. On September 25, 2012 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $0.40 per share.
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
The Company’s continuing operations is primarily in three business segments. ECD, Sonomed-Escalon, Escalon Medical Corp. Certain assets of the Vascular business were sold for $5,750,000 on April 30, 2010 to Vascular Solutions, Inc. (see footnote 11 of the Company’s June 30, 2012 annual consolidated financial statements for additional information).
ECD is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. ECD is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. ECD also supplies the reagent and other consumable materials needed to operate the instruments. ECD added to its reagent business with the May 29, 2008 purchase of JAS and on December 31, 2008 BHH acquired certain assets of BioCode. BHH was deconsolidated beginning in the December 31, 2011 quarterly consolidated financial statements after Drew lost control of BHH (see footnote 11 of the Company’s June 30, 2012 annual consolidated financial statements for additional information).
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

Executive Overview—Fiscal Years Ended June 30, 2012 and 2011
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations decreased approximately $1,128,000 or 4.4% during the fiscal year ended June 30, 2012 as compared to the prior fiscal year. The decrease is related to decreased sales in the Company’s ECD segment, which decreased approximately 5.3%, and decreased sales in Sonomed-Escalon segment of 3.4%.

•
Cost of goods sold as a percentage of product revenue from continuing operations decreased to approximately 62.1% of product revenues during the fiscal year ended June 30, 2012, as compared to approximately 67.4% of product revenue for the prior fiscal year. This decrease is related to the continued outsourcing of instrument manufacturing, to higher inventory write-offs in the prior year at ECD's Dallas facility and a change in the product mix favoring higher margin products at Sonomed-Escalon.

•
Operating expenses decreased approximately 6.3% during the fiscal year ended June 30, 2012, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 6.1% and a decrease of 7.6% in research and development related to the completion of research and development projects in the prior year at both ECD and Sonomed-Escalon.

Results of Operations
Fiscal Years Ended June 30, 2012 and 2011
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2012 and 2011. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2012	2011	% Change
Product Revenue:
ECD	$12,985	$13,708	(5.3)%
Sonomed-Escalon	11,462	11,867	(3.4)%
Total	$24,447	$25,575	(4.4)%
Consolidated product revenue from continuing operations decreased approximately $1,128,000 or 4.4%, to $24,447,000 during the year ended June 30, 2012 as compared to the last fiscal year.
In the ECD segment, product revenue decreased $723,000 or 5.3% to $12,985,000 during the year ended June 30, 2012 as compared to last fiscal year. The decrease is related to the decreased availability of Drew's Excell 2280, DS360 and DS5 instruments during the year ended June 30, 2012. Drew has committed to a plan to outsource all of its instrument manufacturing and closing its manufacturing facility in Dallas. During the year ended June 30, 2012 the DS5 and the DS360 were successfully outsourced to an equipment manufacturer in Missouri, as such, Drew expects to see an increase in the availability of these instruments for sale in the coming year. Drew is continuing to seek out an outsource partner for the Excell 2280 and the Hemavet. The Hemavet remains in full production at our Dallas facility and Drew anticipates having Hemavets available for sale adequate to cover demand for these instruments until an outsource partner is identified. The availability of Excell 2280 instruments in quantities necessary to meet demand will be limited until Drew identifies an outsource partner.
In the Sonomed-Escalon segment, product revenue decreased $405,000, or 3.4%, to $11,462,000 during the year ended June 30, 2012, as compared to the last fiscal year. The decrease in revenue is attributed to the decreased sales in Sonomed’s ultrasound products related to decreased demand in both domestic and international markets and a decrease in EMI’s digital imaging camera’s and AXIS image management systems.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2012 and 2011. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2012	%	2011	%
Cost of Goods Sold:
ECD	$9,416	72.5%	$10,775	78.6%
Sonomed-Escalon	5,760	50.3%	6,475	54.6%
Total	$15,176	62.1%	$17,250	67.4%

Consolidated cost of goods sold from continuing operations totaled approximately $15,176,000, or 62.1%, of product revenue from continuing operations, for the fiscal year ended June 30, 2012, as compared to $17,250,000, or 67.4%, of product revenue from continuing operations, for the prior fiscal year.
Cost of goods sold in the ECD segment totaled $9,416,000, or 72.5% of product revenue for the fiscal year ended June 30, 2012, as compared to $10,775,000, or 78.6% of product revenue, for the prior fiscal year. The decrease in cost of goods sold as a percentage of product revenue is related to the continuing process of outsourcing manufacturing and closing the Dallas facility and to higher inventory write-offs in the prior year. Drew is continuing to seek out a viable outsourcing partner to manufacture the Hemavet and the Excell 2280. Drew anticipates outsourcing the remaining manufacturing activities at it Dallas facility by December 31, 2012.
Cost of goods sold in the Sonomed-Escalon business segment totaled $5,760,000, or 50.3% of product revenue, for the fiscal year ended June 30, 2012, as compared to $6,475,000, or 54.6% of product revenue, for the prior fiscal year. The decrease of 4.3% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period with increased sales in the higher margin Axis image management system and PacScan Plus.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2012 and 2011. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2012	2011	% Change
Marketing, General and Administrative:
ECD	$3,983	$4,779	(16.7)%
Sonomed-Escalon	3,066	2,822	8.6%
Escalon Medical	2,975	3,077	(3.3)%
Total	$10,024	$10,678	(6.1)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $654,000, or 6.1%, to $10,024,000 during the fiscal year ended June 30, 2012, as compared to the prior fiscal year.
Marketing, general and administrative expenses in the ECD business segment decreased $796,000, or 16.7% of product revenue for the fiscal year ended June 30, 2012 to $3,983,000, as compared to the same period last fiscal year. The continued decrease is related to the ongoing implementation of an outsourcing plan concerning the manufacturing facility in Dallas. The Dallas facility has been downsized to Hemavet and spare parts production only. The marketing, general and administrative expenses required to maintain the facility declined significantly as production activities declined.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $244,000, or 8.6%, to $3,066,000, as compared to the same period last fiscal year. The increase is due to an increase in sales people and related sales and marketing expenses.
Marketing, general and administrative expenses in the corporate decreased $102,000, or 3.3% to $2,975,000, as compared to the same period last fiscal year. The decrease is due to decreased expense in accounting, investor relations, director fees related to stock options and depreciation.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2012 and 2011.

Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2012	2011	% Change
Research and Development:
ECD	$476	$726	(34.4)%
Sonomed Escalon	1,005	877	14.6%
Total	$1,481	$1,603	(7.6)%
Consolidated research and development expenses from continuing operations decreased $122,000, or 7.6% of product revenue, to $1,481,000 during the fiscal year ended June 30, 2012, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the ECD and Sonomed-Escalon business units.
Research and development expenses in the ECD business segment decreased $250,000, or 34.4%, to $476,000. The reduction is related to the completion of Drew’s research and development on its DS360 instrument. Current research and development activities are limited to enhancing Drew's current instrument and reagent products. All future instrument related research projects will be outsourced on an as needed basis.
Research and development expenses in the Sonomed-Escalon segment increased $128,000, or 14.6%, to $1,005,000, as compared to the last fiscal year. The increase is related to increased engineering staff and related expenses necessary as Sonomed-Escalon researches and develops its next generation of diagnostic ultra-sound instruments.

For the years ended June 30, 2012 and 2011 the Company had net loss from discontinued operations of $3,287,000 and$742,000, respectively. The current year amount for loss from discontinued operation is only related to discontinued operation of BHH. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of BHH of

$911,000 offset by income generated from a supply agreement with Vascular Solutions, Inc. of $169,000.
The Company recognized a gain of $7,000 and a loss of approximately $70,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2012 and 2011, respectively. OTM is an early stage privately held company. OTM began operations during the three-month period ended September 30, 2004. (See note 13 of the notes to the June 30, 2012 consolidated financial statements.)
Interest expense was $344,000 and $324,000 for the fiscal years ended June 30, 2012 and 2011, respectively. The increase is related to the accrued interest related to related-party note payable (see Note 13 of the notes to the June 30, 2012 consolidated financial statements).
During the year ended June 30, 2012 the Company incurred a loss on disposal of certain Drew assets of approximately $87,000.
During the year ended June 30, 2011 the Company received an income tax benefit of approximately $240,000.
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
EMI had also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing Optical Coherence Tomography (“OCT”) devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in the Company's original projections. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events will negatively affect the evaluation of the future operating results and cash flows of EMI.
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
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of June 30, 2012 and 2011. Table amounts are in thousands:

	June 30,
	2012	2011
Current Ratio:
Current assets	$7,880,743	$13,262,113
Less: Current liabilities	8,063,348	5,594,092
Working capital	$(182,605)	$7,668,021
Current ratio	1.0 to 1	2.4 to 1
Debt to Total Capital Ratio:
Notes payable and current maturities	$4,449,516	$278,278
Long-term debt, net of current portion	—	4,506,018
Total debt	4,449,516	4,784,296
Total equity	644,865	6,190,132
Total capital	$5,094,381	$10,974,428
Total debt to total capital	87.3%	43.6%
Working Capital Position
Working capital decreased $7,851,000 as of June 30, 2012, and the current ratio decreased to 1.0 to 1 from 2.4 to 1 when compared to June 30, 2011. The decrease in working capital was caused primarily by the fact that the Company has recorded the entire debt of $4,150,000 as a current liability during fiscal year 2012. Also the decrease was caused by a decrease in cash of $624,000 to $891,000 in 2012 from $1,515,000 in 2011. Accounts receivable decreased by $904,000 to $2,898,000 in 2012 from $3,802,000 in 2011. Net inventory decreased $1,240,000 to $3,783,000 in 2012 from $5,023,000 in 2011. Assets from discontinued operation decreased $2,775,000 from $2,775,000 in 2011 related to the liquidation of BHH. Overall total current assets decreased $5,381,000 to $7,881,000 in 2012 from $13,262,000 in 2011. Total current liabilities, which consist of all the long-term debt, related party note payable, accounts payable and accrued expenses and liabilities of discontinued operations, increased $2,469,000 to $8,063,000 in 2012 from $5,594,000 in 2011.
Debt to Total Capital Ratio increased to 87.3% in 2012 from 43.6% in 2011 as a result of the reduction of the total equity of $5,545,000 to $645,000 in 2012 from $6,190,000 in 2011 due mainly to the net loss of $5,945,000.

Cash Used In or Provided By Operating Activities
During fiscal 2012, the Company used approximately $701,000 of cash for operating activities as compared to using approximately $515,000 for operating activities during the year ended June 30, 2011.
Cash used in operating activities during 2012 was primarily the result of the net loss of $5,945,000 partially offset by non cash items of depreciation and amortization of $476,000, loss of disposal of assets of $87,000, compensation expense related to stock options of $73,000, a decrease in accounts receivable of $835,000, a decrease in inventory of $1,240,000 and also were offset by the decrease in accounts payable and accrued expenses of $369,000 and an increase in other current assets of $161,000.
Cash used in operating activities during 2011 was primarily the result of the net loss of $5,758,000 partially offset by non cash items of depreciation and amortization of $571,000, goodwill impairment of $906,000, and compensation expense related to stock options of $111,000, loss of OTM of $71,000, a decrease in inventory of $605,000 and in other current and long-term assets of $412,000, an increase in accounts payable and accrued expenses of $709,000 and also were offset by an increase in accounts receivable of $255,000.
Cash flow from operations also included $273,000 used in operating activities from discontinued operations and $1,414,000 provided by operating activities from discontinued opertions for the years ended June 30, 2012 and 2011, respectively. These cash inflows will not recur in future periods.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities for 2012 were approximately $79,000 related to the purchases of fixed assets. Cash flows used in investing activities for 2011 were approximately $402,000. This amount is made up of purchases of fixed assets of $252,000 and investment in OTM of $45,000 from continuing operations and purchase of fixed assets of $105,000 from discontinued operations.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash flows provided by financing activities in the amount of $144,000 during 2012 relate to proceeds from a related party note payable of $300,000 and offset by the repayment of debt of $156,000. Cash flows used in financing activities for 2011 were approximately $122,000 related to repayment of debt.
The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see footnote 15 of the statements to the consolidated financial statements for June 30, 2012). If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 4 to 6 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.
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
On January 12, 2012 BH Holdings, S.A.S.  ("BHH") a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Because BHH is no longer controlled by Drew it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 11 to the Notes to Consolidated Financial Statements for additional information). This debt was guaranteed by Escalon, and as a result of the insolvency declaration the debt has been transferred to Escalon.
On May 11, 2012, the holder of debt incurred by the Company in connection with its acquisition of BHH informed the Company that it intends to declare the entire amount in default, seek a judgment from a French Court and then enforce the Company’s guarantee for payment. Consequently the Company has recorded the entire debt of $4,149,516 as a current liability. The Company will not be able to pay the debt in its current form from existing resources. The Company will need to explore all potential options including raising additional funds or selling certain assets in order to pay the debt; there is no guarantee that the Company will be able to successfully achieve these options. The Company’s ability to continue as a going concern is dependent upon reaching a reasonable resolution with the debt holder or the ability to access funds to satisfy the debt obligation, as well as the other factors set forth under “Management’s Discussion and Analysis—Debt History; – Continuing Operations” of this Form 10-K Report.
Forward-Looking Statement About Significant Items Likely To Impact Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, debt payments and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the fiscal year ended June 30, 2012 do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The Company’s continuance as a going concern is dependent on the Company's future profitability and on the on-going support of the Company’s shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing the Company’s continuing operations, selling certain assets and seeking capital funding on an ongoing basis via the issuance of securities and private placements. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base.
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
As of June 30, 2012, the Company was not in compliance with these continued listing requirements. On February 15, 2012, the Company received a letter from the Listing Qualifications Staff of the NASDAQ Stock Market (the “Staff”) notifying the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b). The Company submitted a plan to regain compliance within the 45 calendar days from February 15, 2012 as required by NASDAQ rules. The Staff accepted the Company’s plan to regain compliance and granted the Company until August 13, 2012 to successfully implement it. The Company was unable to successfully implement its compliance plan by the August 13, 2012 deadline. The Company has scheduled a hearing before the Staff to explain its plan for regaining compliance with the listing requirements. The hearing is scheduled for October 4, 2012.
In addition, on June 29, 2012, the Company received a letter from the Listing Qualifications Staff indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. Based upon the Staff's review, the Company no longer meets this requirement. The Listing Rules provide the Company with a compliance period of 180 calendar days, or until December 26, 2012 in which to regain compliance with this requirement.
To regain compliance with the minimum bid price requirement, the Company must have a closing bid price of $1.00 per share or more for a minimum of ten consecutive business days during this compliance period. In the event that the

Company does not regain compliance within this period, it may be eligible for additional time to regain compliance by satisfying certain requirements. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will notify the Company that its securities will be delisted from the NASDAQ Capital Market. The Company may still appeal the Staff's determination to delist its securities to a Hearing Panel. During any appeal process, the Company's common stock would continue to trade on the NASDAQ Capital Market. The NASDAQ notification letter has no immediate effect on the listing or trading of the Company's common stock on the NASDAQ Capital Market. The Company is currently looking at all of the options available with respect to regaining such compliance.
If the Company's Nasdaq listing is terminated the Company will be traded on the OTC Bulletin Board.

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
Through June 30, 2012, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
Recently Issued Accounting Standards
In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements
In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of ASU 2010-13 did not have a material impact on the Company's consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the year ended June 30, 2012 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's inability to repay the debt, the related default on the debt incurred on the Biocode Hycel acquisition, continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 26, 2012

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$890,623	$1,514,514
Accounts receivable, net	2,898,367	3,802,316
Inventory, net	3,782,618	5,022,499
Other current assets	309,135	148,161
Assets of discontinued operations	—	2,774,623
Total current assets	7,880,743	13,262,113
Property and equipment, net	335,607	518,880
Long-term accounts receivable	68,707	—
Goodwill	218,208	218,208
Trademarks and trade names	694,006	694,006
Patents, net	22,220	52,931
Covenant not to compete and customer lists, net	530,974	808,640
Non-current assets from discontinued operations	—	1,721,566
Total assets	$9,750,465	$17,276,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,149,516	$278,278
Related party note payable	300,000	—
Accounts payable	1,350,997	1,746,951
Accrued expenses	1,924,690	1,897,441
Liabilities of discontinued operations	338,145	1,671,422
Total current liabilities	8,063,348	5,594,092
Long-term debt, net of current portion	—	4,506,018
Accrued post-retirement benefits	1,042,252	986,102
Total long-term liabilities	1,042,252	5,492,120
Total liabilities	9,105,600	11,086,212
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	1,733,460
Additional paid-in capital	69,369,658	67,694,959
Accumulated deficit	(68,348,811)	(62,404,014)
Accumulated other comprehensive loss	(515,622)	(841,799)
Total shareholders’ equity	644,865	6,190,132
Total liabilities and shareholders’ equity	$9,750,465	$17,276,344
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2012	2011
Net revenues:
Product revenue	$24,446,525	$25,575,276
Revenues, net	24,446,525	25,575,276
Costs and expenses:
Cost of goods sold	15,175,706	17,250,273
Marketing, general and administrative	10,024,089	10,678,655
Research and development	1,480,769	1,602,616
Goodwill impairment	—	905,810
Total costs and expenses	26,680,564	30,437,354
Loss from operations	(2,234,039)	(4,862,078)
Other (expense) income
Loss on disposal of assets	(86,885)	—
Equity in Ocular Telehealth Management, LLC	7,491	(70,393)
Interest income	137	240
Interest expense	(344,243)	(323,611)
Total other (expense) income	(423,500)	(393,764)
Net loss from continuing operations before taxes	(2,657,539)	(5,255,842)
Benefit of income taxes	—	(239,879)
Net loss from continuing operations	(2,657,539)	(5,015,963)
Net loss from discontinued operations	(3,287,258)	(741,685)
Net loss	$(5,944,797)	$(5,757,648)
Net loss per share
Basic:
Continuing operations	$(0.35)	$(0.67)
Discontinued operations	(0.44)	(0.10)
Net (loss)	$(0.79)	$(0.77)
Diluted:
Continuing operations	$(0.35)	$(0.67)
Discontinued operations	(0.44)	(0.10)
Net (loss)	$(0.79)	$(0.77)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to the consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended June 30,
	2012	2011
Net loss	$(5,944,797)	$(5,757,648)
Foreign currency translation	326,177	(228,278)
Total comprehensive loss	$(5,618,620)	$(5,985,926)

See notes to the consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2012 and 2011

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	7,526,430	$7,526	$1,733,460	$67,583,905	$(56,646,366)	$(613,521)	$12,065,004

Net loss	—	—	—	—	(5,757,648)	—	(5,757,648)
Foreign currency translation	—	—	—	—	—	(228,278)	(228,278)
Compensation expense	—	—	—	111,054	—	—	111,054
Balance at June 30, 2011	7,526,430	7,526	1,733,460	67,694,959	(62,404,014)	(841,799)	6,190,132
Net loss	—	—	—	—	(5,944,797)	—	(5,944,797)
Foreign currency translation	—	—	—	—	—	326,177	326,177
Expired warrants	—	—	(1,601,346)	1,601,346	—	—	—
Compensation expense	—	—	—	73,353	—	—	73,353
Balance at June 30, 2012	7,526,430	$7,526	$132,114	$69,369,658	$(68,348,811)	$(515,622)	$644,865
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2012	2011
Cash Flows from Operating Activities:
Net loss	$(5,944,797)	$(5,757,648)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Loss from discontinued operations	3,287,258	741,685
Depreciation and amortization	475,857	570,650
Goodwill Impairment	—	905,810
Loss on disposal of assets	86,885	—
Compensation expense related to stock options	73,353	111,054
Change in accrued post-retirement benefits	56,150	(41,719)
(Income) loss of Ocular Telehealth Management, LLC	(7,491)	70,393
Change in operating assets and liabilities:
Accounts receivable, net	835,242	(254,870)
Inventory, net	1,239,881	604,892
Other current and long term-assets	(160,974)	411,514
Accounts payable and accrued expenses	(368,700)	709,158
Net cash (used in) operating activities from continuing operations	(427,336)	(1,929,081)
Net cash (used in) provided by operating activities from discontinued operations	(273,234)	1,414,145
Net cash (used in) operating activities	(700,570)	(514,936)
Cash Flows from Investing Activities:
Investment in Ocular Telehealth Management, LLC	—	(45,000)
Purchase of fixed assets	(79,155)	(252,340)
Net cash (used in) investing activities from continuing operations	(79,155)	(297,340)
Net cash (used in) investing activities from discontinued operations	—	(104,949)
Net cash (used in) investing activities	(79,155)	(402,289)
Cash Flows from Financing Activities:
Proceeds from related party note payable	300,000	—
Principal payments on long-term debt	(155,795)	(122,732)
Net cash provided by (used in) financing activities from continuing operations	144,205	(122,732)
Effect of exchange rate changes on cash and cash equivalents	11,629	(269,732)
Net (decrease) in cash and cash equivalents	(623,891)	(1,309,689)
Cash and cash equivalents, beginning of year	1,514,514	2,824,203
Cash and cash equivalents, end of year	$890,623	$1,514,514
Supplemental Schedule of Cash Flow Information:
Interest paid	$170,550	$323,611
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and is in default on the debt related to the December 31, 2008 purchase of certain assets of Biocode. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unsuccessful in its efforts to raise additional capital in the near term, the Company may be required to significantly reduce its research, development, and administrative activities, including further reduction of its employee base. The 2012 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, seeking to sell certain assets and seeking capital funding on an ongoing basis via private placements. The Company may not be successful in any of these efforts.
The Company continues to operate under an austerity plan to stem the recurring losses at Drew (see note 15 of these consolidated financial statements for additional information on the austerity plan). If the Company is unable to achieve improvement in this area in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 4 to 6 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.
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

Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2012	2011
Raw materials	$2,112,001	$1,567,082
Work in process	238,586	880,313
Finished goods	1,432,031	2,575,104
Total inventory	$3,782,618	$5,022,499
Valuation allowance activity for the years ended June 30, 2012 and 2011 was as follows:

	June 30,
	2012	2011
Balance, July 1	$1,952,560	$1,180,755
Provision for valuation allowance	68,390	772,307
Write-off’s	(1,469,981)	(502)
Balance, June 30	$550,969	$1,952,560
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2012 and 2011 was as follows:

	June 30,
	2012	2011
Balance, July 1	$743,864	$895,838
Provision for bad debts	139,694	61,823
Write-off’s	(201,178)	(213,797)
Balance, June 30	$682,380	$743,864
Property and Equipment
Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, 5 years for leasehold improvements, and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2012 and 2011 was $167,000 and $260,000, respectively.

Property and equipment consist of the following at:

	June 30,
	2012	2011
Equipment	$1,612,728	$2,344,591
Furniture and Fixtures	82,888	74,504
Leasehold Improvements	114,914	114,914
	1,810,530	2,534,009
Less: Accumulated depreciation and amortization	(1,474,923)	(2,015,129)
	$335,607	$518,880
During the fiscal year ended June 30, 2012 approximately $770,000 of fully depreciated assets were removed from Drew books. During the fiscal year ended June 30, 2012 assets with a historical cost of approximately $150,000 and accumulated depreciation of approximately $63,000 were disposed of resulting in a loss of approximately $87,000.
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2012 and 2011 there was $54,756 and $128,109 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The remaining cost is expected to be recognized over a weighted average period of 1.34 years. For the years ended June 30, 2012 and 2011, $73,353 and $111,054, respectively, was recorded as compensation expense, respectively.

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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2012 and 2011. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2012 and 2011, no compensation expense was recorded, respectively.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2012 and 2011 was $96,000 and $32,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Basic Weighted average shares outstanding	7,526,430	7,526,430
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,526,430	7,526,430

For the years ended June 30, 2012 and 2011 the impact of all dilutive securities were omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). No warrants or options were issued in fiscal year 2012. As of June 30, 2012 and 2011 there were 150,000 warrants issued to purchase shares of Escalon common stock were outstanding. These warrants were excluded from the calculation of diluted earnings per share as the exercise price of the warrants exceeded the average share price of the Company’s common stock making the warrants anti-dilutive.
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

The Company follows the FASB issued authoritative guidance for accounting for income taxes which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under ASC 740-10, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes.
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
Subsequent Events
The Company has evaluated subsequent events through September 26, 2012 , which is the date the consolidated financial statements were available to be issued.
Reclassification
Certain amounts were reclassed from the June 30, 2011 presentations to conform with the current year presentation.
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
In accordance with authoritative guidance effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. In accordance with FASB Accounting Standards Codification ("ASC") 350-20, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations. After evaluating the discounted cash flow of each of its respective business units, management concluded that the carrying value of goodwill and identifiable intangible assets at EMI exceeded their fair values during the year ended June 30, 2011 and therefore were impaired.
The authoritative guidance makes use of the concept of reporting units. All acquisitions must be assigned to a reporting segment or unit. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined by FASB issued authoritative guidance related to disclosures about segments of an enterprise and related information.
The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. There was $905,810 impairment of goodwill for EMI during the year ended June 30, 2011. As a result of the Company's testing during the year ended June 30, 2012, no additional impairments were recorded.
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
EMI also encountered unexpected lagging demand for its legacy digital imaging systems primarily due to institutions allocating a disproportionate level of their capital budgets toward purchasing Optical Coherence Tomography (“OCT”) devices. It was anticipated that the emerging OCT technology would erode legacy digital imaging product sales due to competition for budgetary resources; however, the level has been greater than originally expected and not reflected in our original projections. OCT and digital imaging technologies are complementary and it is not known whether or for how long the lower available capital budgets for digital imaging will continue. These events will negatively affect the evaluation of the future operating results and cash flows of EMI.
The Company typically tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Management determined that the events discussed above warranted performing an interim test of goodwill for possible impairment during the quarter ended March 31, 2011.
The first step of the FASB ASC 350 impairment analysis consists of a comparison of the fair value of the reporting segment with its carrying amount, including the goodwill. The fair value was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed, with respect to EMI, a forecasted cash flow period of 5 years , long-term annual growth rates of 3% and a discount rate of 19%.
Based on the interim income approach analysis that was performed for EMI it was determined that the carrying amount of the goodwill was in excess of its respective fair value. As such, the Company was required to perform the second step analysis in order to determine the amount of the goodwill impairment. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill. Based on the second step analysis, the Company concluded that all $905,810 of the goodwill recorded at EMI was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to continuing operations totaling $905,810 during the year ended June 30, 2011 representing all of EMI's recorded goodwill.
The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting segment, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.
The following tables present unamortized intangible assets by business segment as of June 30, 2012 and 2011:

	2012 Net Carrying Amount	2011 Net Carrying Amount
Goodwill
ECD	$93,181	$93,181
Sonomed-Escalon	125,027	125,027
Total	$218,208	$218,208

	2012 Net Carrying Amount	2011 Net Carrying Amount
Trademarks and tradenames
ECD	$89,000	$89,000
Sonomed-Escalon	605,006	605,006
Total	$694,006	$694,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated patent amortization on patents from continuing operations was approximately $229,000 and $198,000 at June 30, 2012 and 2011, respectively. Amortization expense from continuing operations for the years ended June 30, 2012 and 2011 was approximately $31,000 and $33,000, respectively.

Amortization expense, relating entirely to patents, is estimated to be approximately $14,000 in 2013 and there will be amortization expense of $2,000 related to patents in each year 2014, 2015, 2016 and 2017.
Covenant Not to Compete and Customer Lists
The Company recorded the value of covenants not to compete and customer lists as intangible assets as part of the acquisitions of MRP and JAS. The valuation was based on the fair market value of these assets at the time of acquisition. These assets are amortized over their estimated useful lives, between 5 and 10 years, on a straight-line basis from the date of acquisition. Accumulated amortization was approximately $930,000 and $653,000 at June 30, 2012 and 2011, respectively. Amortization expense for each of the years ended June 30, 2012 and 2011 was approximately $278,000 and $241,000, respectively.
Amortization expense, relating entirely to covenant not to compete and the customer list is estimated to be approximately $278,000 and $253,000 in year 2013 and 2014 and there will be no amortization expense in year 2015, 2016 and 2017.
The following table presents amortized intangible assets by business segment as of June 30, 2012:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$251,361	$—	$251,361	$(229,141)	$22,220
Total	$251,361	$—	$251,361	$(229,141)	$22,220
Covenant Not To Compete/ Customer Lists
ECD	$1,461,397	$—	$1,461,397	$(930,423)	$530,974
Total	$1,461,397	$—	$1,461,397	$(930,423)	$530,974
During the year ended June 30, 2011, the Company wrote off the fully amortized covenant not to compete and customer lists in the amount of approximately $443,000.
The following table presents amortized intangible assets by business segment as of June 30, 2011:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$251,361	—	$251,361	$(198,430)	$52,931
Total	$251,361	$—	$251,361	$(198,430)	$52,931
Covenant Not To Compete/ Customer Lists
ECD	$1,461,397	$—	$1,461,397	$(652,757)	$808,640
Total	$1,461,397	$—	$1,461,397	$(652,757)	$808,640

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2012	June 30, 2011
Accrued compensation	$644,907	$735,958
Warranty accruals	74,273	170,409
Interest accrual	170,829	—
Other accruals	1,034,681	991,074
Total accrued expenses	$1,924,690	$1,897,441

Accrued compensation as of June 30, 2012 and 2011 primarily relates to payroll, bonus and vacation accruals, and payroll tax liabilities. Included in accrued compensation as of June 30, 2011 are severance costs incurred in Drew Dallas of $120,000 (see note 15 to consolidated financial statements).

6. Long-Term Debt

On December 31, 2008, Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing was collateralized by certain assets of Biocode and guaranteed by Drew. Biocode assets were vertically integrated into the Company's clinical diagnostics business that includes Drew and JAS.

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest rate remained unchanged and interest accrues on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year.  The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company has agreed to pay the balance of the outstanding amount in euros in full in one payment.
On January 12, 2012 BH Holdings, S.A.S.  ("BHH") a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Because BHH is no longer controlled by Drew it was deconsolidated in the December 31, 2011 quarterly financial statements and prior period amounts are presented as discontinued operations (see footnote 11 to the Notes to Consolidated Financial Statements for additional information). This debt was guaranteed by Drew, and as a result of the insolvency declaration the debt has been transferred to Escalon. The debt holder is pursuing BHH under applicable French law prior to invoking Drew's guarantee. In addition the Company is in negotiations with the debt holder to restructure the debt if the guarantee is invoked.

7. Capital Stock Transactions
Stock Option Plans
As of June 30, 2012, the Company had in effect five employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,281,152 shares of the Company’s common stock remain available for issuance as of June 30, 2012. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2012, options to purchase 1,021,688 shares of the Company’s common stock were outstanding, of which 975,905 were exercisable, and 45,783 shares were reserved for future grants.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2012 and 2011:

	2012		2011
	Common Stock Options	Weighted Average Exercise Price	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,021,688	$4.58	$4.58
Granted	—	$0	$—
Exercised	—	$0	$—
Forfeited	—	$0	$—
Outstanding at the end of the year	1,021,688	$4.58	$4.58
Exercisable at the end of the year	975,905
Weighted average fair value of options granted during the year		$—	$—
The following table summarizes information about stock options outstanding as of June 30, 2012:

	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
Range of Exercise Prices
$1.45 to $2.12	102,367	1.33	$1.53	86,017	$1.53
$2.37 to $2.77	419,942	0.57	$2.62	390,509	$2.63
$4.97 to $5.59	73,000	3.28	$5.05	73,000	$5.05
$6.19 to $6.19	168,250	2.17	$6.19	168,250	$6.19
$6.94 to $8.06	258,129	2.39	$7.41	258,129	$7.41
Total	1,021,688			975,905
Compensation expense related to stock options for the years ended June 30, 2012 and 2011 was $73,353 and $111,054, respectively.
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
The net proceeds to the Company from the offering, after costs associated with the offering, of $9,787,918, have been allocated among common stock and warrants based on their relative fair values. The Company used the Black-Sholes pricing model to determine the fair value of the warrants to be $1,601,346. These warrants have expired and the entire amount has been reclassed to additional paid in capital.
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

8. Income Taxes
The provision for income taxes for the years ended June 30, 2012 and 2011 consists of the following:

	2012	2011
Current income tax (benefit) provision
Federal, (alternative minimum tax refund)	$—	$(239,879)
State	—	—
	—	(239,879)
Deferred income tax provision
Federal	(419,527)	868,724
State	(98,407)	203,774
Change in valuation allowance	517,934	(1,072,498)
	—	—
Income tax (benefit) expense	$—	$(239,879)
During the year ended June 30, 2011, the alternative minimum tax refund was applied for by the Company in connection with the change in certain federal tax laws.
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2012 and 2011 differ from statutory federal income tax rate due to the following:

	2012	2011
Statutory federal income tax rate	(34.00)%	(34.00)%
Increase in deductable timing differences	11.70%	0.00%
Net operating loss carryforward	22.30%	27.20%
Nondeductable permanent difference (Goodwill)	0.00%	6.80%
Alternative minimum tax refund	0.00%	(4.20)%
Effective income tax rate	0.00%	(4.20)%
As of June 30, 2012, the Company had deferred income tax assets of $12,393,721. The deferred income tax assets have a valuation allowance of $12,363,776. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$10,105,598	$9,098,323
Executive post retirement costs	354,366	335,275
General business credit	207,698	207,698
Allowance for doubtful accounts	232,009	252,914
Accrued vacation	155,012	154,114
Inventory reserve	187,330	663,871
Accrued lease termination costs	114,969	—
Accrued interest and other current liabilities	118,942	—
Accelerated amortization on goodwill and other intangible assets	892,544	1,101,794
Warranty reserve	25,253	57,363
Total deferred income tax assets	12,393,721	11,871,352
Valuation allowance	(12,363,776)	(11,845,843)
	29,945	25,509
Deferred income tax liabilities:
Accelerated depreciation	(29,945)	(25,509)
Total deferred income tax liabilities	(29,945)	(25,509)
	$—	$—
As of June 30, 2012, the Company has a valuation allowance of $12,363,776, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $28,957,000 and $3,376,000, respectively, of which $1,547,000 and $253,000, respectively, will expire over the next 10 years, and $27,410,000 and $3,123,000, respectively, will expire in years 11 through twenty-four. Approximately $1,521,000 of federal net operating losses expired June 30, 2012. Not included in the $28,957,000 federal net operating loss is approximately $8.2 million federal NOL carry forward at June 30, 2012 which represents amounts that were transferred to the Company as a result of the acquisition of Drew. Use of this transferred NOL could be limited under Section 382 and can only be used against future Drew taxable income. Any tax benefit realized from such use would first reduce acquired goodwill.
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
Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2012, the Company did not have any significant unrecognized tax positions.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

9. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2012 are as follows:

Year Ending June 30,	Lease Obligations
2013	$889,887
2014	693,757
2015	572,778
2016	495,457
2017	461,232
Thereafter	71,246
Total	$3,184,357
Rent expense charged to continuing operations during the years ended June 30, 2012 and 2011 was approximately $909,000 and $907,000, respectively including equipment rent and property rent.
The Company guaranteed the lease payment for BHH. The lease is expected to be expired in June 30, 2018 and annual lease payment is estimated at $135,300. Because BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from June 30, 2012 through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company accrued lease termination costs of $338,145 as of June 30, 2012. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We will review these judgments and estimates on a quarterly basis and make appropriate revisions.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2012 and 2011.
On July 23, 2004, the Company acquired Drew. Drew adopted a 401(k) retirement plan effective on July 1, 1995. This plan has continued subsequent to the acquisition and is available only to Drew’s United States employees. Company contributions are discretionary, and no contributions have been made since Drew was acquired by the Company. Drew also has two defined contribution retirement plans which became effective November 24, 2002 and February 1, 1992. These plans have continued subsequent to the acquisition and are available only to Drew’s United Kingdom Employees. There were no Drew contributions for the fiscal years ended June 30, 2012 and 2011.
On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman and Chief Executive Officer. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
If the covered executive retires, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

•
If the covered executive dies before his retirement while employed by the Company, the Company would be obligated to make 36 months payments to his beneficiaries of $8,000 per month commencing in the month after his death.

•
If the covered executive were to become disabled while employed by the Company, the Company would be obligated to pay the executive $8,000 per month for life, with payments commencing the month after he suffers such disability. If the covered executive were to die within three years after suffering such disability, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

•
If the covered executive’s employment with the Company is terminated by the Company, or if the executive terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay the executive $8,000 per month for life. If the covered executive were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

As of June 30, 2012 and 2011 approximately$1,042,000 and $986,000 was accrued retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded. The increase in accrued retirement benefits is because a lower discount rate was used to calculate the present value of obligation. As of June 30, 2012, the Company applied an annual interest rate of 2%, the average return for the 10-year treasury note during 2012.

11. Discontinued Operations

BH Holdings, S.A.S

On January 12, 2012 BHH initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for 3 months and named an administrator to manage BHH. Since Drew no longer has a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations.

The Company incurred a loss of $2,738,000 related to the deconsolidation of BHH. The desconsolidated loss was calculated by measuring the difference between:

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
b. The carrying amount of the former subsidiary's assets and liabilities.

The following table summarizes the results of discontinued operations of BHH for the years ended June 30, 2012 and 2011 (in thousands):

For the years ended June 30,	2012	2011
Revenue, net	$1,970	$4,369
Cost of goods	574	623
Market, general and administrative	1,945	4,657
Research & development	—	—
Total Costs and expenses	2,519	5,280
Loss (income) from discontinued operations	(549)	(911)
Other income and expenses:
Loss on liquidation of net assets from discontinued operations	(2,738)	—
Loss (income) before income taxes	(3,287)	(911)
Income tax	—	—
Net loss	$(3,287)	$(911)

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2012 and 2011 (in thousands):

	June 30,	June 30,
	2012	2011
Assets
Cash	$—	$400
Accounts receivable	—	965
Inventory	—	1,238
Other current assets	—	171
Fixed assets	—	132
Covenant not to compete and customer list, net	—	1,481
Other assets	—	109
Total assets	—	4,496
Liabilities
Accounts payable	—	370
Accrued expenses	—	1,147
Accrued lease termination costs	338	155
Total liabilities	338	1,672
Net assets of discontinued operations	$(338)	$2,824

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
The following table summarizes the results of discontinued operations for the years ended June 30, 2012 and 2011 (in thousands):

For the years ended June 30,	2012	2011
Revenue, net	$—	$638
Cost of goods	—	283
Market, general and administrative	—	157
Research & development	—	29
Total Costs and expenses	—	469
Net income (loss) from discontinued operations	—	169
Gain on sale of assets	—	—
Net income	$—	$169

 There are no assets and liabilities of discontinued operations included in the consolidated balance sheets at June 30, 2012 and June 30, 2011 related to Vascular Access.

12. Segment Reporting
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
The table below sets forth loss from continuing operations for the years ended June 30, 2012 and 2011.

	Segment Statements of Operations —Years ended June 30, (in thousands)
	Escalon Clinical Diagnostics		Sonomed Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues, net:
Product revenue	$12,985	$13,709	$11,462	$11,867	$—	$—	$24,447	$25,575
Total revenue, net	12,985	13,709	11,462	11,867	—	—	24,447	25,575
Costs and expenses:
Cost of goods sold	9,416	10,775	5,760	6,475	—	—	15,176	17,250
Marketing, general & admin	5,297	6,124	4,226	3,702	501	853	10,024	10,679
Research & development	476	725	1,005	877	—	—	1,481	1,603
Goodwill impairment	—	—	—	906	—	—	—	906
Total costs and expenses	15,189	17,625	10,991	11,960	501	853	26,681	30,438
(Loss) income from operations	(2,204)	(3,916)	471	(93)	(501)	(853)	(2,234)	(4,863)
Other (expense) and income:
Loss on disposal of assets	(87)	—	—	—	—	—	(87)	—
Equity in OTM	—	—	—	—	7	(70)	7	(70)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(166)	(324)	—	—	(178)	—	(344)	(324)
Total other (expense) and income	(253)	(324)	—	—	(171)	(70)	(424)	(394)
(Loss) and income before taxes	(2,457)	(4,240)	471	(93)	(672)	(923)	(2,658)	(5,256)
Income taxes benefit from continuing operations	—	—	—	—	—	(240)	—	(240)
Net (loss) income from continuing operations	$(2,457)	$(4,240)	$471	$(93)	$(672)	$(683)	$(2,658)	$(5,016)
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
During the fiscal years ended June 30, 2012 and 2011, ECD derived its revenue from the sale of instrumentation and consumables for blood cell counting and blood analysis in the areas of diabetes, cardiovascular diseases and human and veterinary hematology. Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue from the sale of ISPAN gas products and various disposable ophthalmic surgical products are from CFA digital imaging systems and related products.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2012 and 2011. Foreign sales in 2012 decreased $14,000 or 0.2% to $5,929,000.

	2012	2011
ECD	$211,234	$84,056
Sonomed-Escalon	5,717,769	5,859,438
Total	$5,929,003	$5,943,494

Total Net Revenue	$24,446,525	$25,575,276
	24.3%	23.2%

13. Related Party Transactions
Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2012, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the year ended June 30, 2012. The Company provides administrative support functions to OTM. For the years ended 2012 and 2011 the Company recorded a gain of $7,000 and a loss of $70,000, respectively. At June 30, 2012 OTM had total assets, liabilities and equity of $9,000, $80,000 and ($71,000), respectively.
During the year ended June 30, 2012, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.75% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. As of June 30, 2012 interest expense of $24,715 was accrued.

14. Fair Value Measurements
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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and related party note payable.
The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt currently on the Company’s balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets. Therefore, the Company concluded that the fair market value of the debt remains equal to its book value at June 30, 2012 and 2011.

15. Drew Dallas Austerity Plan Update
Drew has committed to a plan to outsource all of its instrument manufacturing and closing its manufacturing facility in

Dallas. During the year ended June 30, 2012, the DS5 and the DS360 were successfully outsourced to an equipment manufacturer in Missouri, as such, Drew will see an increase in the availability of these instruments for sale in the coming year. Drew is continuing to seek out an outsource partner for the Excell 2280 and the Hemavet. The Hemavet remains in full production at our Dallas facility and Drew anticipates having Hemavets available for sale adequate to cover demand for these instruments until an outsource partner is identified. The availability of Excell 2280 instruments in quantities necessary to meet demand will be limited until Drew identifies an outsource partner. Drew is currently projecting a Dallas facility closing date of December 31, 2012. Approximately $120,000 was accrued at June 30, 2011 to cover severance expenses related to the closing of this facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE
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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2012.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2012 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION
None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERANCE
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

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

1.	Documents Filed as Part of This Annual Report on Form 10-K:

a.	Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2012 and 2011
Consolidated Statements of Operations for the years ended June 30, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the years ended June 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules have been omitted because the required information is not applicable or the information is included in the Company’s Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.

3.	EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-K, where so indicated by footnote, exhibits that were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

4.5	(a)	Warrant Agreement between Registrant and U.S. Stock Transfer Corporation. (1)

	(b)	Amendment to Warrant Agreement between the Company and U.S. Stock Transfer Corporation. (2)

	(c)	Amendment to Warrant Agreement between the Company and American Stock Transfer Corporation. (3)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30	Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.31	Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32	Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)

21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano
Richard J. DePiano Chairman and Chief Executive Officer
Dated: September 26, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	September 26, 2012
Richard J. DePiano

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2012
Robert M. O’Connor

By:	/s/ Anthony Coppola	Director	September 26, 2012
Anthony Coppola

By:	/s/ Jay L. Federman	Director	September 26, 2012
Jay L. Federman

By:	/s/ William L.G. Kwan	Director	September 26, 2012
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 26, 2012
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 26, 2012
Fred Choate