Form 10-K/A
period 2012-06-30
ESCALON MEDICAL CORP
filed 2012-10-26
CIK 862668

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

Large accelerated filer	¬	Accelerated filer	¬

Non-accelerated filer	Â (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2011 was approximately $7,576,430, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 26, 2012, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 26, 2012.

Name	Age	Position
Richard J. DePiano	71	Chairman and Chief Executive Officer
Richard J. DePiano, Jr.	46	President and General Counsel
Robert M. O’Connor	51	Chief Financial Officer
Mark G. Wallace	43	Chief Operating Officer
Anthony J. Coppola	75	Director
Jay L. Federman	74	Director
William L.G. Kwan	71	Director
Lisa A. Napolitano	49	Director
Fred G. Choate	66	Director
Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 28, 2012. Officers serve at the discretion of the board of directors. The President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman and Chief Executive Officer, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose term ends in 2014, since February 1996 and has served as our Chairman and Chief Executive Officer since March 1997. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisition.
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
Mr. O’Connor was appointed our Chief Financial Officer on June 30, 2006. Mr. O’Connor joined us from BDO Seidman, LLP, where he served as a senior manager from 2004 to 2006. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P., where he served in the middle market advisory services group from 1998 until 2000. He held positions of controller and chief financial officer of Science Dynamics, a manufacturer of high tech telecom equipment, from 2000 until 2002, and Ianieri & Giampapa, LLC, a certified public accounting firm, from 2002 until 2004. Mr. O’Connor holds an MBA from Rutgers University — Graduate School of Management and a B.S. from Kean University. He is a member of the American Institute of Certified Public Accountants (AICPA).
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
Dr. Federman has served on our board of directors since 1996. He is a Class III director, and his term ends in 2014. Jay Federman, M.D. is an ophthalmologist subspecializing in the management of vitreo-retinal diseases with Associated Retinal Consultants. He is currently an Attending Surgeon at Wills Eye Institute and a Professor of Ophthalmology at Jefferson Medical College. His Directorships include the Research Department of Wills Eye Hospital from 1987 to 1995, Chief of the Department Ophthalmology of the Medical College of Pennsylvania from 1994 to 2004, Co-Director of the Retina Service of Wills Eye Hospital from 1991 to 1999 and a Director of the Vitreo-Retinal Research Foundation of Philadelphia. He is a member of the American Academy of Ophthalmology, American College of Surgeons, American Ophthalmological Society, Association of Research in Vision and Ophthalmology, Club Jules Gonin, Macula Society, and the Retina and Vitreous Societies. Dr. Federman’s extensive and leadership experience in the practice of ophthalmology provides him with a valuable perspective from which to contribute to the Board and management, as it oversees its ophthalmology operations. We believe that Dr. Federman’s lengthy experience with us, his practical, operational and medical experience qualifies him to serve as a member of our board of directors.
Mr. Kwan has served on our board of directors since 1999. He is a Class I director, and his term ends in 2012. Mr. Kwan is the retired Vice President of Business Development of Alcon Laboratories, Inc. a medical products company, from October 1996 to 1999, and Vice President of International Surgicals from November 1989 to October 1999. Mr. Kwan’s executive and leadership experience in the ophthalmology business provides him with a valuable perspective from which to contribute to our board of directors, as it oversees its Ophthalmology operations. We believe that Mr. Kwan’s executive, operational and financial experience qualifies him to serve as a member of our board of directors and our audit committee.
Ms. Napolitano has served on our board of directors since 2003. She is a Class II director, and her term ends in 2013. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principles, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2012.
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
We have no retirement plans or deferred compensation programs in effect for our non-employee directors. Our executive officers are eligible to participate under our 401(k) plan. We have a Supplemental Executive Retirement and Benefit Agreement with Richard J. DePiano, our Chairman and Chief Executive Officer. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a non-equity incentive plan, as that term is used in the FASB issued authoritative guidance related to share based payments.

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

Bonus
Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2012, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2012, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
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
The compensation committee has considered whether our overall compensation program for employees in fiscal 2012 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2010, 2011 and 2012 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2010, 2011 or 2012.
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

•
If Mr. DePiano’s employment is terminated by us, or if he terminates his employment with us for good reason, as defined in the agreement, we would be obligated to pay him $8,000 per month for life. If Mr. DePiano were to die within a period of three years after such termination, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.

During the fourth quarter of fiscal 2005, we recorded as an expense in our consolidated statement of income, $1,027,821, which represents the present value of the supplemental retirement benefits awarded.

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Richard J. DePiano Chairman and Chief Executive Officer	2012	$348,115	$—	$—	$—	$—	$—	$17,920	$366,035
	2011	$394,384	$—	$—	$—	$—	$—	$17,001	$411,385
	2010	$313,303	$—	$—	$—	$—	$—	$22,233	$335,536
Richard J. DePiano, Jr. President and General Counsel	2012	$214,999	$—	$—	$—	$—	$—	$9,600	$224,599
	2011	$240,512	$—	$—	$—	$—	$—	$9,600	$250,112
	2010	$167,670	$—	$—	$—	$—	$—	$9,600	$177,270
Robert M. O’Connor Chief Financial Officer	2012	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189
	2011	$234,471	$—	$—	$—	$—	$—	$9,600	$244,071
	2010	$191,330	$—	$—	$—	$—	$—	$9,600	$200,930
Mark Wallace Chief Operating Officer	2012	$175,000	$—	$—	$—	$—	$—	$—	$175,000
	2011	$198,550	$—	$—	$—	$—	$—	$—	$198,550
	2010	$147,150	$—	$—	$—	$—	$—	$—	$147,150

(1)
Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2012, in accordance with in the FASB issued authoritative guidance related to share based payments. Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. The options granted to Mr. DePiano, Sr. vest over a two-year period; options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period (see “Long-Term Incentives” under Compensation Discussion and Analysis). No options were exercised by the named executives during the year ended June 30, 2012.

(2)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Grants of Plan Based Awards
There were no plan-based awards granted during the fiscal year ended June 30, 2012.
Outstanding Equity Plan Based Awards at Fiscal Year-End 2012
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	25,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
Richard J. DePiano, Jr.	10,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	20,000	—	—	$2.65	11/9/2016
	18,667	1,333	1,333	$3.05	11/13/2017
	15,333	4,667	4,667	$2.22	9/26/2018
	6,400	5,600	5,600	$1.51	11/16/2019
Robert M. O’Connor	60,000			$5.05	6/29/2016
	18,667	1,333	1,333	$3.05	11/13/2017
	15,333	4,667	4,667	$2.22	9/26/2018
	7,467	6,533	6,533	$1.51	11/16/2019
Mark Wallace	4,667	333	333	$3.05	11/13/2017
	15,333	4,667	4,667	2.22	9/26/2018
	5,333	4,667	4,667	1.51	11/16/2019

(1)
These options were granted under our 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2012.

Potential Payments upon Termination or Change-in-Control
Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2012. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2012.
Compensation Committee:
Anthony J. Coppola
Fred G. Choate
Lisa A. Napolitano
October 26, 2012
Compensation of Directors

The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2012, none of our non-employee directors received any compensation.
Compensation Committee Interlocks and Insider Participation
No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 26, 2012, information about the beneficial ownership of our common stock by (1) each director as of October 26, 2012, (2) each Named Executive Officer, (3) all directors and executive officers as of October 26, 2012 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	175,200	319,478	4.2%
Richard J. DePiano, Jr.	206	—%	127,000	127,206	1.6%
Robert O’Connor	—	—%	114,000	114,000	1.5%
Mark Wallace	—	—%	35,000	35,000	*
William L.G. Kwan	—	—%	80,000	80,000	1.0%
Jay L. Federman	12,072	—%	75,000	87,072	1.1%
Anthony J. Coppola	—	—%	55,000	55,000	*
Lisa Napolitano	—	—%	52,000	52,000	*
Fred Choate	—	—%	40,000	40,000	*
All Directors and Executive Officers as a group (9 persons)	156,556	2.0%	753,200	909,756	12.0%

(*)	Less than on percent

(1)
Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2012, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	975,905	$4.58	45,783
Equity Compensation plans not approved by shareholders	—	—	—
	975,905	$4.58	45,783

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2012 and 2011.

	For the years ended June 30,
	2012	2011
Audit Fees	$174,000	$171,329
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$174,000	$171,329
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
Dated: October 26, 2012