Form 10-Q
period 2012-09-30
ESCALON MEDICAL CORP
filed 2012-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012
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

N/A
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 13, 2012.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$550,359	$890,623
Accounts receivable, net	930,392	1,343,823
Inventory, net	1,793,585	1,434,260
Other current assets	171,891	199,312
Assets of discontinued operations	3,730,051	4,012,725
Total current assets	7,176,278	7,880,743
Property and equipment, net	12,718	12,954
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	11,345	14,852
Non-current assets of discontinued operations	1,001,687	1,111,883
Total assets	$8,932,061	$9,750,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,149,516	$4,149,516
Related party note payable	300,000	300,000
Accounts payable	672,991	660,274
Accrued expenses	1,118,724	1,335,744
Liabilities of discontinued operations	1,482,493	1,617,814
Total current liabilities	7,723,724	8,063,348
Accrued post-retirement benefits	1,042,252	1,042,252
Total long-term liabilities	1,042,252	1,042,252
Total liabilities	8,765,976	9,105,600
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	132,114
Additional paid-in capital	69,386,143	69,369,658
Accumulated deficit	(68,782,247)	(68,348,811)
Accumulated other comprehensive loss	(577,451)	(515,622)
Total shareholders’ equity	166,085	644,865
Total liabilities and shareholders’ equity	$8,932,061	$9,750,465
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Ended September 30,
	2012	2011
Net revenues:
Product revenue	$2,269,577	$2,406,580
Revenues, net	2,269,577	2,406,580
Costs and expenses:
Cost of goods sold	1,196,398	1,224,428
Marketing, general and administrative	1,405,586	1,381,882
Research and development	264,198	219,551
Total costs and expenses	2,866,182	2,825,861
Loss from operations	(596,605)	(419,281)
Other (expense) income
Gain related to litigation settlement	63,589	—
Income of Ocular Telehealth Management, LLC	1,192	699
Interest income	24	43
Interest expense	(92,596)	(82,491)
Total other (expense) income	(27,791)	(81,749)
Net loss from continuing operations before taxes	(624,396)	(501,030)
Benefit of income taxes	—	—
Net loss from continuing operations	(624,396)	(501,030)
Net income (loss) from discontinued operations	190,960	(288,619)
Net loss	$(433,436)	$(789,649)
Net income (loss) per share
Basic:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	0.02	(0.04)
Net (loss)	$(0.06)	$(0.10)
Diluted:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	0.02	(0.04)
Net (loss)	$(0.06)	$(0.10)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended September 30,
	2012	2011
Net loss	$(433,436)	$(789,649)
Foreign currency translation	(61,829)	97,776
Total comprehensive loss	$(495,265)	$(691,873)

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2012	7,526,430	$7,526	$132,114	$69,369,658	$(68,348,811)	$(515,622)	$644,865
Net loss	—	—	—	—	(433,436)	—	(433,436)
Foreign currency translation	—	—	—	—	—	(61,829)	(61,829)
Compensation expense	—	—	—	16,485	—	—	16,485
Balance at September 30, 2012	7,526,430	$7,526	$132,114	$69,386,143	$(68,782,247)	$(577,451)	$166,085
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months	Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(433,436)	$(789,649)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(190,960)	288,619
Depreciation and amortization	3,743	3,707
Compensation expense related to stock options	16,485	23,898
Income of Ocular Telehealth Management, LLC	(1,192)	(699)
Change in operating assets and liabilities:
Accounts receivable, net	413,431	973,365
Inventory, net	(359,325)	(385,307)
Other current and long term-assets	28,612	(55,708)
Accounts payable and accrued expenses	(204,303)	194,162
Net cash (used in) provided by operating activities from continuing operations	(726,945)	252,388
Net cash (used in) provided by operating activities from discontinued operations	455,942	(211,860)
Net cash (used in) provided by operating activities	(271,003)	40,528
Cash Flows from Investing Activities:
Purchase of fixed assets	—	(4,172)
Net cash (used in) investing activities from continuing operations	—	(4,172)
Net cash (used in) investing activities from discontinued operations	(8,618)	(2,755)
Net cash (used in) investing activities	(8,618)	(6,927)
Cash Flows from Financing Activities:
Proceeds from related party note payable	—	134,488
Principal payments on long-term debt	—	(88,555)
Net cash provided by financing activities from continuing operations	—	45,933
Effect of exchange rate changes on cash and cash equivalents	(60,643)	(122,803)
Net (decrease) in cash and cash equivalents	(340,264)	(43,269)
Cash and cash equivalents, beginning of period	890,623	1,915,214
Cash and cash equivalents, end of period	$550,359	$1,871,945
Supplemental Schedule of Cash Flow Information:
Interest paid	$—	$82,491
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Vascular Access, Inc. (“Vascular”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Escalon Vascular IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc., Drew Scientific Inc., and Drew Scientific Group, Plc (“Drew”) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consists of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash. The sale of this business will have a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of BH Holdings, S.A.S ("Biocode" or "BHH") of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

As a result of these transactions the Company expects to realize total gains of approximately $4,200,000 during the three month period ending December 31, 2012. The Company expects that the total gain will bring the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company operates in the healthcare market, specializing in the development, manufacture, marketing, and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Escalon Medical Corp (“Corporate”). The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group.

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

The Company has historically granted options under the Company's option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two- to five-year period or immediately, and, primarily for non-employee directors, immediately.

As of September 30, 2012 and 2011 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $38,271 and $104,212, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.31 years. For the three-month period ended September, 2012 and 2011, $16,485 and $23,898 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three month periods ended September, 2012 and 2011. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month periods ended September 30, 2012 and 2011.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2012	2011

Numerator:
Numerator for basic and diluted earnings per share
(Loss) from continuing operations	$(624,396)	$(501,030)
Income (Loss) from discontinued operations	190,960	(288,619)
Net (loss)	$(433,436)	$(789,649)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	0.02	(0.04)
	$(0.06)	$(0.10)
Diluted:
Continuing operations	$(0.08)	$(0.06)
Discontinued operations	0.02	(0.04)
	$(0.06)	$(0.10)

4. Legal Proceedings

The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. These matters have previously and may in the future pertain to intellectual property disputes, commercial contract disputes, employment disputes, and other matters. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company's business, financial condition or results of operations.

5. Segment Reporting

During the three-month periods ended September 30, 2012 and 2011, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The ECD segment which consists of Drew Scientific, Inc., and its wholly owned subsidiary JAS, was reported under discontinued operations beginning with this Form 10-Q for three months ended September 30, 2012 and prior period segment information has been reclassified to conform with the current year presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.
The table below sets forth the loss from continuing operations for the three months ended September 30, 2012 and 2011(in thousands).

	Sonomed-Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011
Revenues, net:
Product revenue	$2,270	$2,407	$—	$—	$2,270	$2,407
Total revenue, net	2,270	2,407	—	—	2,270	2,407
Costs and expenses:
Cost of goods sold	1,196	1,224	—	—	1,196	1,224
Marketing, general & admin	964	886	441	496	1,406	1,382
Research & development	264	220	—	—	264	220
Total costs and expenses	2,424	2,330	441	496	2,866	2,826
(Loss) income from operations	(154)	77	(441)	(496)	(597)	(419)
Other (expense) and income:
Other income	—	—	64	—	64	—
Equity in OTM	—	—	1	1	1	1
Interest expense	—	—	(93)	(82)	(93)	(82)
Total other (expense) and income	—	—	(28)	(81)	(28)	(81)
(Loss) income before taxes	(155)	77	(469)	(577)	(624)	(500)
Income taxes benefit from continuing operations	—	—	—	—	—	—
Net (loss) income from continuing operations	$(155)	$77	$(469)	$(577)	$(624)	$(500)

The Company operates in the healthcare market, specializing in the development, manufacture and marketing of ophthalmic medical devices and pharmaceuticals. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Form 10-K for the year ended June 30, 2012. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the corporate segment.

During the three-month periods ended September 30, 2012 and 2011, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through September 30, 2012, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the quarter ended September 30, 2012. The Company provides administrative support functions to OTM. For the three-month periods ended September 30, 2012 and 2011 the Company recorded a gain of $1,000 and $1,000, respectively. At September 30, 2012 OTM had total assets, liabilities and equity of $12,000, $80,000 and ($68,000), respectively.
As of September 30, 2012 Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. As of September 30, 2012 and 2011 interest expense of $32,216 and $3,762 was accrued, respectively. Related party interest expense for the three month periods ended September 30, 2012 and 2011 was $11,250 and $3,762 respectively. The entire amount due of $332,216 was paid in full on October 5, 2012.

7.     Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company the current fiscal year and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders' equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This standard became effective for the Company in the current fiscal year and should be applied retrospectively. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how an entity tests goodwill for impairment. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments became effective for the company for goodwill impairment tests performed during the current fiscal year and should be applied prospectively. The Company believes the adoption of this ASU will not have a material impact on the Company's condensed consolidated financial statements.

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
The Company analyzed the fair value of the outstanding debt based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt currently on the Company’s balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets.
On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero. The gain on the extinguishment of debt will be recognized in the the three month period ending December 31, 2012. Based on this information it appears that the fair market value of the outstanding debt was less than the book value at September 30, 2012.

9. Continuing Operations

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of approximately $2,300,000.

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

As a result of these transactions the Company expects to realize total gains of approximately $4,200,000 during the three month period ending December 31, 2012. The Company expects that the total gain will bring the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).
The Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

On June 29, 2012, the Company received a letter from the NASDAQ Listing Qualifications Staff indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. Based upon the Staff's review, the Company no longer meets this requirement. The Listing Rules provide the

Company with a compliance period of 180 calendar days, or until December 26, 2012 in which to regain compliance with this requirement.

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
The following table summarizes the results of discontinued operations of BHH for the three months ended September 30, 2012 and 2011 (in thousands):

For three months ended September 30,	2012	2011
Revenue, net	$—	$999
Cost of goods sold	—	407
Marketing, general and administrative	—	892
Research & development	—	—
Total Costs and expenses	—	1,299
Loss from discontinued operations	$—	$(300)

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at September 30, 2012 and June 30, 2012 (in thousands):

	September 30,	June 30,
	2012	2012
Assets	$—	$—
Total assets	—	—
Liabilities
Accounts payable	—	—
Accrued expenses	—	—
Accrued lease termination costs	338	338
Total liabilities	338	338
Net assets of discontinued operations	$(338)	$(338)
Discontinued operation of ECD

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sale of this business will have a material effect on earnings in subsequent periods.
The following table summarizes the results of discontinued operations for the three months ended September 30, 2012 and 2011 (in thousands):

For the three months ended September 30,	2012	2011
Revenue, net	$3,637	$3,614
Cost of goods sold	2,194	2,344
Marketing, general and administrative	1,176	1,097
Research & development	76	162
Total Costs and expenses	3,446	3,603
Net income from discontinued operations	$191	$11

Assets and liabilities of discontinued operations of ECD included in the consolidated balance sheets are summarized as follows at September 30, 2012 and June 30, 2012 (in thousands):

	September 30,	June 30,
	2012	2012
Assets
Accounts receivable	$1,621	$1,555
Inventory	1,997	2,348
Other assets	112	110
Total current assets	3,730	4,013
Furniture and fixture	287	323
Non-current accounts receivable	69	69
Goodwill	93	93
Intangible assets	553	627
Total non-current assets	1,002	1,112
Total Assets	8,462	9,137
Liabilities
Accounts payable	536	691
Accrued expenses	609	589
Total liabilities	1,144	1,280
Net assets of discontinued operations	$7,317	$7,858

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the

Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2012 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three Months Ended September 30, 2012 and 2011.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
• Product revenue from continuing operations decreased approximately $137,000 or 5.7% during the three-month period ended September 30, 2012 as compared to the same period of last fiscal year. The decrease is related to sales decreases in EMI's digital imaging cameras offset by a slight increase in Sonomed's ultrasound products.

• Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 52.7%
of product revenues during the three-month period ended September 30, 2012 as compared to approximately 50.9% of product revenue for the same period of last fiscal year.

• Total operating expenses increased approximately 4.4% during the three-month period ended September 30, 2012 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of 1.7% and an increase of 20.0% in research and development expenses.

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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2012. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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

Taxes
Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income tax will be for the year. Since judgment is involved, there is a risk that the tax rate may significantly increase or decrease in any period.
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
Through September 30, 2012, the Company has recorded a valuation allowance against the Company's net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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

Results of Operations
Three Months Ended September 30, 2012 and 2011
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three months ended September 30, 2012 and 2011.
Table amounts are in thousands:

	Three Months Ended September 30,
	2012	2011	% Change
Product Revenue:
Sonomed-Escalon	$2,270	$2,407	(5.7)%
Total	$2,270	$2,407	(5.7)%
Consolidated product revenue from continuing operations decreased approximately $137,000 or 5.7%, to $2,270,000 during the three months ended September 30, 2012 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease in EMI’s digital imaging cameras and AXIS image management systems offset by slight increase in Sonomed’s ultrasound products.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months ended September 30, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended June 30,
	2012	%	2011	%
Cost of Goods Sold:
Sonomed-Escalon	$1,196	52.7%	$1,224	50.9%
Total	$1,196	52.7%	$1,224	50.9%

Consolidated cost of goods sold from continuing operations totaled approximately $1,196,000, or 52.7%, of product revenue from continuing operations, for the three months ended September 30, 2012, as compared to $1,224,000, or 50.9%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 1.8% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months ended September 30, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended September 30,
	2012	2011	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$753	$684	10.0%
Escalon Medical	653	698	(6.5)%
Total	$1,406	$1,382	1.7%

Consolidated marketing, general and administrative expenses from continuing operations increased $24,000, or 1.7%, to $1,406,000 during the three months ended September 30, 2012, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $69,000, or 10%, to $753,000, as compared to the same period last fiscal year. The increase is due to an increase in sales people and related sales and marketing expenses and also an increase in business taxes.
Marketing, general and administrative expenses in the corporate decreased $45,000, or 6.5% to $653,000, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll, legal and accounting, investor relations and compensation expense related to stock options.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three months ended September 30, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended September 30,
	2012	2011	% Change
Research and Development:
Sonomed Escalon	$264	$220	20.0%
Total	$264	$220	20.0%
Consolidated research and development expenses from continuing operations increased $44,000, or 20.0% of product revenue, to $264,000 during the three-month period ended September 30, 2012, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business units. The increase is related to increased engineering staff and related expenses necessary as Sonomed-Escalon researches and develops its next generation of diagnostic ultra-sound instruments.

For the three-month period ended September 30, 2012 and 2011 the Company had net income and net loss from discontinued operations of $191,000 and $289,000, respectively. The current year amount for income from discontinued operations is related to the discontinued operations of the ECD segment. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of BHH of $300,000 offset by income from discontinued operations of the ECD segment of $11,000.
The Company recognized a gain of $1,000 related to its investment in Ocular Telehealth Management (“OTM”) during both of the three-month periods ended September 30, 2012 and 2011. OTM is an early stage privately held company. OTM began operations during the three-month period ended September 30, 2004. (See note 6 of the notes to the September 30, 2012 condensed consolidated financial statements.)
Interest expense was $93,000 and $82,000 for the three-month periods ended September 30, 2012 and 2011, respectively. The increase is related to the accrued interest related to related-party note payable. Interest accrued on the related party note payable at September 30, 2012 was $32,216 (see Note 6 of the notes to the September 30, 2012 condensed consolidated financial statements).

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of September 30, 2012 and June 30, 2012. Table amounts are in thousands:

	September 30, 2012	June 30, 2012
Current Ratio:
Current assets	$7,176	$7,881
Less: Current liabilities	7,724	8,063
Working capital	$(548)	$(182)
Current ratio	0.9 to 1	1.0 to 1
Debt to Total Capital Ratio:
Notes payable and current maturities	$4,450	$4,450
Total debt	4,450	4,450
Total equity	166	645
Total capital	$4,616	$5,095
Total debt to total capital	96.4%	87.3%

Working Capital Position
Working capital decreased $366,000 as of September 30, 2012, and the current ratio decreased to 0.9 to 1 from 1.0 to 1 when compared to June 30, 2012.
Debt to Total Capital Ratio increased to 96.4% as of September 30, 2012 from 87.3% when compared to June 30, 2012 as a result of the reduction of the total equity of $479,000 to $166,000 at September 30, 2012 from $645,000 at June 30, 2012 due mainly to the net loss of $433,000.
Subsequent Events

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of approximately $2,300,000.

Table of Contents
Escalon Medical Corp.
Form 10-Q Quarterly Report

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

As a result of these transactions the Company expects to realize total gains of approximately $4,200,000 during the three month period ending December 31, 2012. The Company expects that the total gain will bring the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

Cash Used In or Provided By Operating Activities
During the three-month periods ended September 30, 2012 and 2011, the Company generated cash outflows and inflows from operating activities of $271,000 and $41,000 respectively. The net decrease in cash used in operating activities of approximately $312,000 for the three-month period ended September 30, 2012, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2012, the Company had a net loss of $433,000, which includes net income from discontinued operations of $191,000, and experienced net cash in flows from a decrease in accounts receivable of $413,000, a decrease in current and long-term assets of $29,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $4,000 and $16,000, respectively. These cash in-flows were partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $204,000 and an increase in inventory of $360,000.
For the three-month period ended September 30, 2011, the Company had a net loss of $790,000, which includes a net loss from discontinued operations of $289,000, and experienced net cash in flows from a decrease in accounts receivable of $973,000, increase in accounts payable, accrued expenses and other liabilities of $194,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $4,000 and $24,000, respectively. These cash in-flows were partially offset by an increase in current and long-term assets and inventory of $56,000 and $385,000, respectively.
Cash flow from operations also included $456,000 provided by operating activities from discontinued operations and $212,000 used in operating activities from discontinued operations for the three months ended September 30, 2012 and 2011, respectively. These cash inflows and outflows are not expected to recur in future periods.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $9,000 is related to purchase of fixed assets in discontinued operations during the three-month period ended September 30, 2012.
Cash flows used in investing activities of $7,000 is related to purchase of fixed assets during the three-month period ended September 30, 2011, among which $4,000 is related to the purchase of fixed assets in continuing operations.
There was no cash provided by or used in financing activities during the three-month period ended September 30, 2012.
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
On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid off the balance of the seller-provided financing of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero.
As of September 30, 2012 Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. As of September 30, 2012 and 2011 interest expense of $32,216 and $3,762 was accrued, respectively. Related party interest expense for the three month periods ended September 30, 2012 and 2011 was $11,250 and $3,762 respectively. The entire amount due of $332,216 was paid in full on October 5, 2012.

Continuing Operations

The accompany condensed financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of approximately $2,300,000.

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

As a result of these transactions the Company expects to realize total gains of approximately $4,200,000 during the three month period ending December 31, 2012. The Company expects that the total gain will bring the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three periods ended September 30, 2012 and 2011.

Table of Contents
Escalon Medical Corp.
Form 10-Q Quarterly Report

The following table presents the Company's contractual obligations as of September 30, 2012 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Related Party Note Payable	$300,000	$300,000	$—	$—	$—
Long-term debt	4,149,516	4,149,516	—	—	—
Operating lease agreements	2,598,967	642,632	1,109,310	847,025	—
Total	$7,048,483	$5,092,148	$1,109,310	$847,025	$—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The table below provides information about the Company's financial instruments consisting of fixed interest rate debt obligations. For debt obligations, the table represents principal cash flows and related interest rates by expected maturity dates.

	Due during the 12 month period ending September 30,
	Interest Rate	2013	2014	2015	2016	2017	Total
Related Party Note	15%	$300,000					$300,000
Note Payable -Escalon	7%	$4,149,516	—	—	—	—	$4,149,516

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings (see footnote 10 for details on the court proceedings related to the insolvency declaration at BHH).

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2012	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer