Form 10-Q
period 2012-12-31
ESCALON MEDICAL CORP
filed 2013-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 13, 2013.

TABLE OF CONTENTS

		Page
	PART I Financial Information
Item I.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2012 and 2011 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended December 31, 2012 and 2011 (Unaudited)	4
	Condensed Consolidated Statement of Shareholders' Equity for the six-month period ended December 31, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2012 and 2011 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T.	Controls and Procedures	22

	PART II Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 6.	Exhibits	23

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,578,230	$890,623
Accounts receivable, net	1,822,467	1,343,823
Inventory, net	1,712,352	1,434,260
Other current assets	173,549	199,312
Assets of discontinued operations	—	4,012,725
Total current assets	7,286,598	7,880,743
Property and equipment, net	12,831	12,954
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	7,983	14,852
Non-current assets of discontinued operations	—	1,111,883
Total assets	$8,037,445	$9,750,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related party note payable	—	300,000
Accounts payable	992,911	660,274
Accrued expenses	918,043	1,335,744
Current portion of long-term debt, discontinued operations	$—	$4,149,516
Liabilities of discontinued operations	338,145	1,617,814
Total current liabilities	2,249,099	8,063,348
Accrued post-retirement benefits	1,042,252	1,042,252
Total long-term liabilities	1,042,252	1,042,252
Total liabilities	3,291,351	9,105,600
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	132,114
Additional paid-in capital	69,395,305	69,369,658
Accumulated deficit	(64,788,851)	(68,348,811)
Accumulated other comprehensive loss	—	(515,622)
Total shareholders’ equity	4,746,094	644,865
Total liabilities and shareholders’ equity	$8,037,445	$9,750,465
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues:
Product revenue	$3,640,761	$3,185,932	$5,910,338	$5,592,512
Revenues, net	3,640,761	3,185,932	5,910,338	5,592,512
Costs and expenses:
Cost of goods sold	1,776,054	1,461,898	2,972,452	2,686,326
Marketing, general and administrative	1,488,915	1,534,735	2,894,501	2,914,262
Research and development	266,169	210,527	530,367	430,077
Total costs and expenses	3,531,138	3,207,160	6,397,320	6,030,665
Income (loss) from operations	109,623	(21,228)	(486,982)	(438,153)
Other (expense) income
Other income	16,842	446	81,623	1,144
Interest income	62	44	91	82
Interest expense	—	(88,059)	(92,596)	(170,550)
Total other (expense) income	16,904	(87,569)	(10,882)	(169,324)
Net income (loss) from continuing operations	126,527	(108,797)	(497,864)	(607,477)
Net income (loss) from discontinued operations before tax	3,946,858	(3,426,203)	4,137,824	(3,717,172)
Income tax expense	(80,000)	—	(80,000)	—
Net income (loss) from discontinued operations, net of tax	3,866,858	(3,426,203)	4,057,824	(3,717,172)
Net income (loss)	$3,993,385	$(3,535,000)	$3,559,960	$(4,324,649)
Net income (loss) per share
Basic:
Continuing operations	$0.02	$(0.01)	$(0.07)	$(0.08)
Discontinued operations	0.51	(0.46)	0.54	(0.50)
Net income (loss)	$0.53	$(0.47)	$0.47	$(0.58)
Diluted:
Continuing operations	$0.02	$(0.01)	$(0.07)	$(0.08)
Discontinued operations	0.51	(0.46)	0.54	(0.50)
Net income (loss)	$0.53	$(0.47)	$0.47	$(0.58)
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS ) (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net income (loss)	$3,993,385	$(3,535,000)	$3,559,960	$(4,324,649)
Foreign currency translation	(971)	303,643	(62,800)	401,418
Add: reclassification adjustment for foreign currency losses included in net income (loss)	578,422	—	578,422	—
Total comprehensive income (loss)	$4,570,836	$(3,231,357)	$4,075,582	$(3,923,231)

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2012	7,526,430	$7,526	$132,114	$69,369,658	$(68,348,811)	$(515,622)	$644,865
Net income	—	—	—	—	3,559,960	—	3,559,960
Other comprehensive income	—	—	—	—	—	515,622	515,622
Compensation expense	—	—	—	25,647	—	—	25,647
Balance at December 31, 2012	7,526,430	$7,526	$132,114	$69,395,305	$(64,788,851)	$—	$4,746,094
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$3,559,960	$(4,324,649)
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(4,057,824)	3,717,172
Depreciation and amortization	6,992	3,707
Compensation expense related to stock options	25,647	40,383
Other income	(81,623)	(1,144)
Change in operating assets and liabilities:
Accounts receivable, net	(478,644)	445,650
Inventory, net	(278,092)	(353,301)
Other current and long term-assets	25,763	(20,824)
Accounts payable and accrued expenses	173,081	227,404
Net cash (used in) operating activities from continuing operations	(1,104,740)	(265,602)
Net cash provided by (used in) operating activities from discontinued operations	88,445	(457,771)
Net cash (used in) operating activities	(1,016,295)	(723,373)
Cash Flows from Investing Activities:

Purchase of fixed assets	—	(13,125)
Net cash (used in) investing activities from continuing operations	—	(13,125)
Proceeds from sale of Drew Scientific	6,500,000	—
Purchase of fixed assets, discontinued operations	(8,618)	(41,605)
Net cash provided by (used in) investing activities from discontinued operations	6,491,382	(41,605)
Net cash provided by (used in) investing activities	6,491,382	(54,730)
Cash Flows from Financing Activities:
Proceeds from (repayments of) related party note payable	(300,000)	300,000
Net cash used in (provided by) financing activities from continuing operations	(300,000)	300,000
Principal payments on long-term debt	(2,487,480)	(155,795)
Net cash used in financing activities from discontinued operations	(2,487,480)	(155,795)
Net cash (used in) provided by financing activities	(2,787,480)	144,205
Effect of exchange rate changes on cash and cash equivalents	—	50,225
Net increase (decrease) in cash and cash equivalents	2,687,607	(583,673)
Cash and cash equivalents, beginning of period	890,623	1,684,746
Cash and cash equivalents, end of period	$3,578,230	$1,101,073
Supplemental Schedule of Cash Flow Information:

Interest paid	$32,216	$163,599
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings (discontinued), Inc., Drew Scientific Inc. (discontinued), and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (discontinued). All intercompany accounts and transactions have been eliminated.

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

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of BH Holdings, S.A.S ("Biocode" or "BHH") of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124 which was included in discontinued operations. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

As a result of these transactions the Company realized total gains of $4,019,000 during the three-month period ending December 31, 2012. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

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

As of December 31, 2012 and 2011 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $29,110 and $87,726, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.15 years. For the three-month periods ended December 31, 2012 and 2011, $9,162 and $16,484 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2012 and 2011, $25,647 and $40,383 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three month and six month periods ended December 31, 2012 and 2011. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and six-month periods ended December 31, 2012 and 2011.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Numerator:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$126,527	$(108,797)	$(497,864)	$(607,477)
Income (loss) from discontinued operations	3,866,858	(3,426,203)	4,057,824	(3,717,172)
Net income (loss)	$3,993,385	$(3,535,000)	$3,559,960	$(4,324,649)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$0.02	$(0.01)	$(0.07)	$(0.08)
Discontinued operations	0.51	(0.46)	0.54	(0.50)
	$0.53	$(0.47)	$0.47	$(0.58)
Diluted:
Continuing operations	$0.02	$(0.01)	$(0.07)	$(0.08)
Discontinued operations	0.51	(0.46)	0.54	(0.50)
	$0.53	$(0.47)	$0.47	$(0.58)

All the outstanding warrants and options were excluded from the calculation of diluted earnings per share as the exercise price of the warrants and options exceeded the average share price of the company's common stock making the warrants and options anti-dilutive.

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

5. Segment Reporting

During the three-month and six-month periods ended December 31, 2012 and 2011, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The ECD segment which consists of Drew Scientific, Inc., and its wholly owned subsidiary JAS, was reported under discontinued operations beginning with the Form 10-Q for three months ended September 30, 2012 and prior period segment information has been reclassified to conform with the current year presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.
The table below sets forth the income (loss) from continuing operations for the three months ended December 31, 2012 and 2011(in thousands).

	Sonomed-Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011
Revenues, net:
Product revenue	$3,641	$3,186	$—	$—	$3,641	$3,186
Total revenue, net	3,641	3,186	—	—	3,641	3,186
Costs and expenses:
Cost of goods sold	1,776	1,462	—	—	1,776	1,462
Marketing, general & administration	1,340	1,402	149	133	1,489	1,535
Research & development	266	211	—	—	266	211
Total costs and expenses	3,382	3,075	149	133	3,531	3,208
Income (loss) income from operations	259	111	(149)	(133)	110	(22)
Other (expense) and income:
Other income (expense)	—	—	17	—	17	—
Interest expense	—	—	—	(88)	—	(88)
Total other (expense) and income	—	—	17	(88)	17	(88)
Income (loss) before taxes	259	111	(132)	(221)	127	(110)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net income (loss) from continuing operations	$259	$111	$(132)	$(221)	$127	$(110)

 The table below sets forth the loss from continuing operations for the six months ended December 31, 2012 and 2011(in thousands).

	Sonomed-Escalon		Corporate		Total
	2012	2011	2012	2011	2012	2011
Revenues, net:
Product revenue	$5,910	$5,593	$—	$—	$5,910	$5,593
Total revenue, net	5,910	5,593	—	—	5,910	5,593
Costs and expenses:
Cost of goods sold	2,972	2,686	—	—	2,972	2,686
Marketing, general & admin	2,683	2,689	212	226	2,895	2,915
Research & development	530	430	—	—	530	430
Total costs and expenses	6,185	5,805	212	226	6,397	6,031
(Loss) from operations	(275)	(212)	(212)	(226)	(487)	(438)
Other (expense) and income:
Other income	—	—	82	1	82	1
Interest expense	—	—	(93)	(170)	(93)	(170)
Total other (expense) and income	—	—	(11)	(169)	(11)	(169)
(Loss) before taxes	(275)	(212)	(223)	(395)	(498)	(607)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net (loss) from continuing operations	$(275)	$(212)	$(223)	$(395)	$(498)	$(607)

The Company operates in the healthcare market, specializing in the development, manufacture and marketing of ophthalmic medical devices and pharmaceuticals. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended June 30, 2012. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the corporate segment.

During the three-month and six-month periods ended December 31, 2012 and 2011, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through December 31, 2012, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the six months ended December 31, 2012. The Company provides administrative support functions to OTM. For the three-month periods ended December 31, 2012 and 2011 the Company recorded a gain of $4,000 and $0, respectively. For the six-month periods ended December 31, 2012 and 2011 the Company recorded a gain of $5,000 and $1,000, respectively. At December 31, 2012 OTM had total assets, liabilities and equity of $22,000, $80,000 and ($58,000), respectively.
During the six-month period ended December 31, 2012, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended December 31, 2012 and 2011 was $0 and $6,011, respectively. Related party interest expense for the six-month periods ended December 31, 2012 and 2011 was $11,250 and $9,773, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and related party note payable. The Company analyzed the fair value of the outstanding debt based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt on the Company’s prior year balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets.

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt to zero. The gain on the extinguishment of debt was recognized in the three-month period ended December 31, 2012. Based on this information it appears that the fair market value of the outstanding debt was less than the book value.

9. Continuing Operations

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Based on the following transactions, the Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of approximately $2,717,000.

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

As a result of these transactions the Company realized total gains of $4,019,000 before tax during the three-month period ended December 31, 2012 including $(578,422) of cumulative translation adjustment reversal related to the ECD segment. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

On June 29, 2012, the Company received a letter from the NASDAQ Listing Qualifications Staff indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. Based upon the Staff's review, the Company no longer meets this requirement. The Listing Rules provide the Company with a compliance period of 180 calendar days, or until December 26, 2012 in which to regain compliance with this requirement. The Company was not in compliance at the end of the 180-day compliance period and sought and received a hearing with the NASDAQ Staff to discuss its plan to reach compliance. The meeting was scheduled to take place on March 5, 2013. On January 17, 2013, the Company was advised by NASDAQ that the bid price deficiency of the Company was cured, and that the Company is currently in compliance with all applicable listing standards.

10. Discontinued Operations

BH Holdings, S.A.S

On January 12, 2012 BHH initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for 3 months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly condensed consolidated financial statements and prior period amounts were presented as discontinued operations.
The following tables summarize the results of discontinued operations of BHH for the three months and six months ended December 31, 2012 and 2011 (in thousands):

For the Three Months Ended December 31,	2012	2011
Revenue, net	$—	$970
Cost of goods sold	—	167
Marketing, general and administrative	—	1,050
Research & development	—	—
Total Costs and expenses	—	1,217
Loss from discontinued operations	—	(247)
Loss on liquidation of net assets from discontinued operations	—	(2,216)
Net loss from discontinued operations	$—	$(2,463)

For the Six Months Ended December 31,	2012	2011
Revenue, net	$—	$1,970
Cost of goods sold	—	574
Marketing, general and administrative	—	1,945
Research & development	—	—
Total Costs and expenses	—	2,519

Loss from discontinued operations	—	(549)
Loss on liquidation of net assets from discontinued operations	—	(2,216)
Net loss from discontinued operations	$—	$(2,765)

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2012 and June 30, 2012 (in thousands):

	December 31,	June 30,
	2012	2012
Assets
Total assets	$—	$—
Liabilities
Accounts payable	—	—
Accrued expenses	—	—
Accrued lease termination costs	338	338
Total liabilities	338	338
Net assets of discontinued operations	$(338)	$(338)
Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and gain on sales of assets was approximately $2,717,000.

October 3, 2012
Sales Price	$6,500,000
Broker's fee	(325,000)
Net Proceeds	6,175,000
Net Assets Sold	(3,457,931)
Gain on Sale of Assets	$2,717,069

Net assets sold
Assets:
Cash and cash equivalents	$4,378
Accounts receivable, net	1,660,992
Inventory, net	1,996,775
Other current assets	112,980
Furniture and equipment, net	286,823
Goodwill	93,181
Trademarks and trade names, net	89,000
Customer list, net	461,558
Total Assets	4,705,687

Liabilities:
Accounts payable	638,541
Accrued expenses	609,215
Total liabilities	1,247,756
Net assets sold	$3,457,931

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero. The total gain from the extinguishment of debt and the gain on the sale of assets, offset by the cumulative translation adjustment ("CTA") related to Drew of $578,422 was $4,019,000 before tax.
The following table summarizes the results of discontinued operations for the three-months and six-months ended December 31, 2012 and 2011 (in thousands):

For the three months ended December 31,	2012	2011
Revenue, net	$—	$3,093
Cost of goods sold	—	2,822
Marketing, general and administrative	72	1,037
Research & development	—	110
Total costs and expenses	72	3,969
Other expense	—	(87)
Net (loss) from discontinued operations	(72)	(963)
Gain from sale of assets and debt settlement net of tax (CTA included)	3,939	—
Net income (loss) from discontinued operations, net of tax	$3,867	$(963)

For the six months ended December 31,	2012	2011
Revenue, net	$3,637	$6,707
Cost of goods sold	2,194	5,166
Marketing, general and administrative	1,248	2,133
Research & development	76	272
Total costs and expenses	3,518	7,571
Other expense	—	(88)
Income (loss) from discontinued operations	119	(952)
Gain from sale of assets and debt settlement, net of tax (CTA included)	3,939	—
Net income (loss) from discontinued operations, net of tax	$4,058	$(952)

Assets and liabilities of discontinued operations of ECD included in the condensed consolidated balance sheets are summarized as follows at December 31, 2012 and June 30, 2012 (in thousands):

	December 31,	June 30,
	2012	2012
Assets
Accounts receivable	$—	$1,555
Inventory	—	2,348
Other assets	—	110
Total current assets	—	4,013
Furniture and fixture	—	323
Non-current accounts receivable	—	69
Goodwill	—	93
Intangible assets	—	627
Total non-current assets	—	1,112
Total Assets	—	5,125
Liabilities
Accounts payable	—	691
Accrued expenses	—	589
Total liabilities	—	1,280
Net assets of discontinued operations	$—	$3,845

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2012 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Six-Months Ended December 31, 2012 and 2011.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
• Consolidated product revenue from continuing operations increased approximately $318,000 or 5.7%, to $5,910,000 during the six-months ended December 31, 2012 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase in Sonomed’s ultrasound products, EMI’s digital imaging cameras and AXIS image management systems offset by slight a decrease in Trek products.

• Consolidated cost of goods sold from continuing operations totaled approximately $2,972,000, or 50.3%, of product revenue from continuing operations, for the six months ended December 31, 2012, as compared to $2,686,000, or 48.0%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

• Total operating expenses increased approximately $81,000 or 2.4% during the six-month period ended December 31, 2012 as compared to the same period of prior fiscal year. This was due to a $100,000 or 23.3% in research and development expenses offset by decreased marketing, general and administrative expenses of $20,000 or 0.7%.

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

Through December, 31, 2012, the Company has recorded a valuation allowance against the Company's net operating losses for all of the deferred tax assets due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
The Company anticipates having sufficient net operating loss carry-forwards to offset the net gain on the sale of Drew of $4,019,000, however, due to alternative minimum taxes, the Company has recorded a liability of $80,000 for accrued taxes which is included in the gain on discontinued operations.
The Company has adopted FASB issued guidance related to accounting for uncertainty in income taxes, which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under the FASB guidance a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties, if any, related to uncertain tax positions as a component of its provision for income taxes.
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
Results of Operations
Three-Months Ended December 31, 2012 and 2011
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three-month and six-month periods ended December 31, 2012 and 2011.
Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	% Change	2012	2011	% Change
Product Revenue:
Sonomed-Escalon	$3,641	$3,186	14.3%	$5,910	$5,593	5.7%
Total	$3,641	$3,186	14.3%	$5,910	$5,593	5.7%
Consolidated product revenue from continuing operations increased approximately $455,000 or 14.3% to $3,641,000 during the three months ended December 31, 2012 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase in Sonomed’s ultrasound products, EMI’s digital imaging cameras and AXIS image management systems offset by a decrease in Trek products.
Consolidated product revenue from continuing operations increased approximately $317,000 or 5.7%, to $5,910,000 during the six months ended December 31, 2012 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase in Sonomed’s ultrasound products and EMI’s digital imaging cameras and AXIS image management systems offset by slight a decrease in Trek products.
The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months and six months ended December 31, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	%	2011	%	2012	%	2011	%
Cost of Goods Sold:
Sonomed-Escalon	$1,776	48.8%	$1,462	45.9%	$2,972	50.3%	$2,686	48.0%
Total	$1,776	48.8%	$1,462	45.9%	$2,972	50.3%	$2,686	48.0%

Consolidated cost of goods sold from continuing operations totaled approximately $1,776,000 , or 48.8% of product revenue from continuing operations, for the three months ended December 31, 2012, as compared to $1,462,000, or 45.9% of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.9% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

Consolidated cost of goods sold from continuing operations totaled approximately $2,972,000, or 50.3%, of product revenue from continuing operations, for the six months ended December 31, 2012, as compared to $2,686,000, or 48.0%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months and six months ended December 31, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	% Change	2012	2011	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$790	$820	(3.7)%	$1,542	$1,505	2.5%
Corporate	699	714	(2.1)%	1,353	1,410	(4.0)%
Total	$1,489	$1,534	(3.0)%	$2,895	$2,915	(0.7)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $45,000, or 3.0%, to $1,489,000 during the three months ended December 31, 2012, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $30,000, or 3.7%, to $790,000 during the three-month period ended December 31, 2012 as compared to the same period last fiscal year. The decrease is due to decreased legal expense and bad debts expenses.
Marketing, general and administrative expenses in the Corporate business segment decreased $15,000, or 2.1% to $699,000 during the three-month period ended December 31, 2012 as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll and consulting offset by increased legal expenses and general insurance expenses.
Consolidated marketing, general and administrative expenses from continuing operations decreased $20,000, or 0.7%, to $2,895,000 during the six-month ended December 31, 2012, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $37,000, or 2.5%, to $1,542,000 during the six-month period ended December 31, 2012 as compared to the same period last fiscal year. The increase is due to an increase in sales people and related sales, marketing and advertising expenses.
Marketing, general and administrative expenses in the Corporate business segment decreased $57,000, or 4% to $1,353,000 during the six-month period ended December 31, 2102, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll and consulting offset by increased legal expenses and general insurance expenses.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three-months and six-months ended December 31, 2012 and 2011. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	% Change	2012	2011	% Change
Research and Development:
Sonomed Escalon	$266	$211	26.1%	$530	$430	23.3%
Total	$266	$211	26.1%	$530	$430	23.3%
Consolidated research and development expenses from continuing operations increased $55,000, or 26.1% of product revenue, to $266,000 during the three-month period ended December 31, 2012, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business units. The increase is related to increased engineering staff and related expenses.
Consolidated research and development expenses from continuing operations increased $100,000, or 23.3% of product revenue, to $530,000 during the six-months period ended December 31, 2012, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business units. The increase is related to increased engineering staff and related expenses.

For the three-month period ended December 31, 2012 and 2011, the Company had net income and net loss from discontinued operations of $3,867,000 and $3,426,000, respectively. The current year amount for income from discontinued operations is related to the income from discontinued operations of the ECD segment of $72,000 and $3,939,000 from the sale of Drew's net assets and gain on debt extinguishment net of taxes of $80,000. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of BHH of $2,463,000 and loss from discontinued operations of the ECD segment of $963,000.

For the six-month period ended December 31, 2012 and 2011 the Company had net income and net loss from discontinued operations of $4,058,000 and $3,717,000, respectively. The current year amount for income from discontinued operations is related to the income from discontinued operations of the ECD segment of $119,000 and $3,939,000 from the sale of Drew's net assets and gain on debt extinguishment net of taxes of $80,000. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of BHH of $2,765,000 and loss from discontinued operations of the ECD segment of $952,000.
The Company recognized a gain of $4,000 and $0 related to its investment in Ocular Telehealth Management (“OTM”) during the three-month periods ended December 31, 2012 and 2011, respectively, and recognized a gain of $5,000 and $1,000 for the six-month periods ended December 31, 2012 and 2011, respectively. OTM is an early stage privately held company. OTM began operations during the three-month period ended September 30, 2004. (See note 6 of the notes to the December 31, 2012 condensed consolidated financial statements.)
Interest expense was $0 and $88,000 for the three-month periods ended December 31, 2012 and 2011, respectively, and $93,000 and $171,000 for the six-month periods ended December 31, 2012 and 2011, respectively. The decrease in interest expense during the three-month and six-month periods is due to the settlement of the BHH acquisition debt in October 2012 (see Note 9 of the notes to the December 31, 2012 condensed consolidated financial statements).

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of December 31, 2012 and June 30, 2012. Table amounts are in thousands:

	December 31, 2012	June 30, 2012
Current Ratio:
Current assets	$7,287	$7,881
Less: Current liabilities	2,249	8,063
Working capital	$5,038	$(182)
Current ratio	3.2 to 1	1.0 to 1
Debt to Total Capital Ratio:
Notes payable and current maturities	$—	$4,450
Total debt	—	4,450
Total equity	4,746	645
Total capital	$4,746	$5,095
Total debt to total capital	—%	87.3%

Working Capital Position
Working capital increased $5,220,000 as of December 31, 2012, and the current ratio increased to 3.2 to 1 from 1.0 to 1 when compared to June 30, 2012.
Debt to Total Capital Ratio decreased to 0 as of December 31, 2012 from 87.3% when compared to June 30, 2012 as a result of the settlement of BHH debt and payment on the related party note payable during October 2012.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD segment consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of $2,717,000.

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero. The total gain from the extinguishment of debt and the gain on the sale of assets, offset by the cumulative translation adjustment related to Drew of $578,422 was $4,019,000 before tax.

The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

Cash Used In or Provided By Operating Activities
During the six-month periods ended December 31, 2012 and 2011, the Company generated cash outflows from continuing operating activities of $1,105,000 and $266,000, respectively. The net increase in cash used in operating activities of approximately $839,000 for the six-month period ended December 31, 2012, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2012, the Company had a net income of $3,560,000, which includes net income from discontinued operations of $4,058,000, and experienced net cash in flows from an increase in accounts payable, accrued expenses and other liabilities of $173,000, a decrease in current and long-term assets of $26,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $26,000, respectively. These cash in-flows were partially offset by an increase in inventory of $278,000 and accounts receivable of $479,000, and other income of $82,000.
For the six-month period ended December 31, 2011, the Company had a net loss of $4,325,000, which includes net loss from discontinued operations of $3,717,000, and experienced net cash in flows from an decrease in accounts receivable of $446,000, increase in accounts payable, accrued expenses and other liabilities of $227,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $4,000 and $40,000, respectively. These cash in-flows were partially offset by an increase in other current an long-term assets and inventory of $21,000 and $353,000, respectively.
Cash flow from operations also included $88,000 provided by operating activities from discontinued operations and $458,000 used in operating activities from discontinued operations for the six months ended December 31, 2012 and 2011, respectively. These cash inflows and outflows are not expected to recur in future periods.
Cash Flows Used In Investing and Financing Activities
Cash flows from investing activities of $6,491,000 were due to the proceeds from sale of Drew net assets of $6,500,000 and offset by purchase of fixed assets from discontinued operation of $9,000 during the six-month period ended December 31, 2012.
Cash flows used in investing activities of $55,000 were related to purchase of fixed assets during the six-month period ended December 31, 2011, among which $42,000 was related to the purchase of fixed assets in discontinued operations.
Cash flows used in financing activities during the six-month period ended December 31, 2012 were related to the payment for related party note payable of $300,000 and payment for debt settlement of $2,487,000.
Cash flows from financing activities of $144,000 were related to proceeds of $300,000 from a related party note payable offset by the scheduled long-term debt payment of $156,000 during the six-month period ended December 31, 2011.

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
On January 12, 2012 BH Holdings, S.A.S.  ("BHH") a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Because BHH was no longer controlled by Drew it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information). This debt was guaranteed by Escalon, and as a result of the insolvency declaration the debt has been transferred to Escalon.
On May 11, 2012, the holder of debt incurred by the Company in connection with its acquisition of BHH informed the Company that it intended to declare the entire amount in default, seek a judgment from a French Court and then enforce the Company’s guarantee for payment. Consequently the Company recorded the entire debt of $4,149,516 as a current liability.
On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid off the balance of the seller-provided financing of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt reduced the Company's debt related to Biocode to zero.
During the six-months period ended December 31, 2012 Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three month periods ended December 31, 2012 and 2011 was $0 and $6,011, respectively. Related party interest expense for the six-month periods ended

December 31, 2012 and 2011 was $11,250 and $9,773, respectively. The entire amount due of $332,216 was paid in full on October 5, 2012.

Continuing Operations

The accompany condensed financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Based on the following transactions, the Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and the transaction generated a gain on sale of approximately $2,717,000.

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero. The total gain from the extinguishment of debt and the gain on the sale of assets, offset by the cumulative translation adjustment related to Drew of $578,422 was $4,019,000 before tax.

The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2012 and 2011.

The following table presents the Company's contractual obligations as of December 31, 2012 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$2,453,050	$609,271	$1,128,897	$714,882	$—
Total	$2,453,050	$609,271	$1,128,897	$714,882	$—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of Biocode of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124. The repayment of the debt has reduced the Company's debt related to Biocode to zero. In addition, the entire related party debt due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits
10.1    Stock Purchase Agreement dated as of October 3, 2012 by and among Escalon Medical Corp., Drew Scientific, Inc. and ERBA Diagnostics, Inc. (incorporated by reference to exhibit 2.1 filed with the Company's Form 8-K on October 10, 2012.
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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2013	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: February14, 2013	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer