Form 10-Q
period 2013-03-31
ESCALON MEDICAL CORP
filed 2013-05-10
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 9, 2013.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,283,494	$890,623
Accounts receivable, net	1,380,053	1,343,823
Inventory, net	2,011,660	1,434,260
Other current assets	179,374	199,312
Assets of discontinued operations	—	4,012,725
Total current assets	6,854,581	7,880,743
Property and equipment, net	12,859	12,954
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	7,300	14,852
Non-current assets of discontinued operations	—	1,111,883
Total assets	$7,604,773	$9,750,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Related party note payable	$—	$300,000
Accounts payable	863,815	660,274
Accrued expenses	755,695	1,335,744
Current portion of long-term debt, discontinued operations	—	4,149,516
Liabilities of discontinued operations	501,070	1,617,814
Total current liabilities	2,120,580	8,063,348
Accrued post-retirement benefits	1,014,816	1,042,252
Total long-term liabilities	1,014,816	1,042,252
Total liabilities	3,135,396	9,105,600
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	132,114
Additional paid-in capital	69,404,466	69,369,658
Accumulated deficit	(65,074,729)	(68,348,811)
Accumulated other comprehensive loss	—	(515,622)
Total shareholders’ equity	4,469,377	644,865
Total liabilities and shareholders’ equity	$7,604,773	$9,750,465
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues:
Product revenue	$2,724,740	$3,098,077	$8,635,078	$8,690,589
Revenues, net	2,724,740	3,098,077	8,635,078	8,690,589
Costs and expenses:
Cost of goods sold	1,337,442	1,498,675	4,309,894	4,185,001
Marketing, general and administrative	1,409,274	1,562,831	4,303,775	4,482,491
Research and development	272,889	300,370	803,256	730,447
Total costs and expenses	3,019,605	3,361,876	9,416,925	9,397,939
(Loss) from operations	(294,865)	(263,799)	(781,847)	(707,350)
Other (expense) income
Other income (expense)	11,033	(532)	79,770	612
Interest income	71	17	132	100
Interest expense	—	(75,203)	(79,479)	(243,772)
Total other income (expense)	11,104	(75,718)	423	(243,060)
Net (loss) from continuing operations	(283,761)	(339,517)	(781,424)	(950,410)
Net income (loss) from discontinued operations before tax	(2,103)	(300,269)	4,135,506	(4,014,025)
Income tax expense	—	—	(80,000)	—
Net (loss) income from discontinued operations, net of tax	(2,103)	(300,269)	4,055,506	(4,014,025)
Net (loss) income	$(285,864)	$(639,786)	$3,274,082	$(4,964,435)
Net (loss) income per share
Basic:
Continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.13)
Discontinued operations	—	(0.04)	0.54	(0.53)
Net income (loss)	$(0.04)	$(0.09)	$0.44	$(0.66)
Diluted:
Continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.13)
Discontinued operations	—	(0.04)	0.54	(0.53)
Net (loss) income	$(0.04)	$(0.09)	$0.44	$(0.66)
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS ) (UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net (loss) income	$(285,864)	$(639,786)	$3,274,082	$(4,964,435)
Foreign currency translation	—	(206,446)	(62,800)	319,060
Add: Reclassification adjustment for foreign currency losses included in net income (loss)	—	—	578,422	—
Total comprehensive (loss) income	$(285,864)	$(846,232)	$3,789,704	$(4,645,375)

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2012	7,526,430	$7,526	$132,114	$69,369,658	$(68,348,811)	$(515,622)	$644,865
Net income	—	—	—	—	3,274,082	—	3,274,082
Other comprehensive income	—	—	—	—	—	515,622	515,622
Compensation expense	—	—	—	34,808	—	—	34,808
Balance at March 31, 2013	7,526,430	$7,526	$132,114	$69,404,466	$(65,074,729)	$—	$4,469,377
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$3,274,082	$(4,964,435)
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	(4,055,506)	4,014,025
Depreciation and amortization	16,265	19,031
Compensation expense related to stock options	34,808	56,868
Other income	(16,182)	(612)
Change in operating assets and liabilities:
Accounts receivable, net	(36,230)	86,051
Inventory, net	(577,400)	(424,952)
Other current and long term-assets	19,940	59,665
Accounts payable and accrued expenses	(376,511)	157,076
Net cash (used in) operating activities from continuing operations	(1,716,734)	(997,283)
Net cash provided by (used in) operating activities from discontinued operations	405,703	(220,534)
Net cash (used in) operating activities	(1,311,031)	(1,217,817)
Cash Flows from Investing Activities:

Purchase of fixed assets	—	(13,125)
Net cash (used in) investing activities from continuing operations	—	(13,125)
Proceeds from sale of Drew Scientific	6,500,000	—
Purchase of fixed assets, discontinued operations	(8,618)	(53,598)
Net cash provided by (used in) investing activities from discontinued operations	6,491,382	(53,598)
Net cash provided by (used in) investing activities	6,491,382	(66,723)
Cash Flows from Financing Activities:
(Repayments of) proceeds from related party note payable	(300,000)	300,000
Net cash (used in) provided by financing activities from continuing operations	(300,000)	300,000
Principal payments on long-term debt	(2,487,480)	(155,795)
Net cash (used in) financing activities from discontinued operations	(2,487,480)	(155,795)
Net cash (used in) provided by financing activities	(2,787,480)	144,205
Effect of exchange rate changes on cash and cash equivalents	—	18,469
Net increase (decrease) in cash and cash equivalents	2,392,871	(1,121,866)
Cash and cash equivalents, beginning of period	890,623	1,684,746
Cash and cash equivalents, end of period	$3,283,494	$562,880
Supplemental Schedule of Cash Flow Information:

Interest paid	$32,216	$170,550
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. (discontinued), Drew Scientific Inc. (discontinued), and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (discontinued). All intercompany accounts and transactions have been eliminated.

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

As a result of these transactions the Company realized total gains of $4,019,000 during the nine-month period ended March 31, 2013. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

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

As of March 31, 2013 and 2012 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $19,949 and $71,241, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.06 years. For the three-month periods ended March 31, 2013 and 2012, $9,161 and $16,485 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2013 and 2012, $34,808 and $56,868 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month and nine-month periods ended March 31, 2013 and 2012. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month and nine-month periods ended March 31, 2013 and 2012.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Numerator:
Numerator for basic and diluted earnings per share
(Loss) from continuing operations	$(283,761)	$(339,517)	$(781,424)	$(950,410)
(Loss) income from discontinued operations	(2,103)	(300,269)	4,055,506	(4,014,025)
Net (loss) income	$(285,864)	$(639,786)	$3,274,082	$(4,964,435)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.13)
Discontinued operations	—	(0.04)	0.54	(0.53)
	$(0.04)	$(0.09)	$0.44	$(0.66)
Diluted:
Continuing operations	$(0.04)	$(0.05)	$(0.10)	$(0.13)
Discontinued operations	—	(0.04)	0.54	(0.53)
	$(0.04)	$(0.09)	$0.44	$(0.66)

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

5. Segment Reporting

During the three-month and nine-month periods ended March 31, 2013 and 2012, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The ECD segment which consisted of Drew Scientific, Inc., and its wholly owned subsidiary JAS, was reported under discontinued operations beginning with the Form 10-Q for three months ended September 30, 2012 and prior period segment information has been reclassified to conform with the current year presentation.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.
The table below sets forth the losses from continuing operations for the three months ended March 31, 2013 and 2012 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$2,725	$3,098	$—	$—	$2,725	$3,098
Total revenue, net	2,725	3,098	—	—	2,725	3,098
Costs and expenses:
Cost of goods sold	1,337	1,499	—	—	1,337	1,499
Marketing, general & administration	1,340	1,469	69	94	1,409	1,563
Research & development	273	300	—	—	273	300
Total costs and expenses	2,950	3,268	69	94	3,019	3,362
(Loss) from operations	(225)	(170)	(69)	(94)	(294)	(264)
Other (expense) and income:
Other income (expense)	—	—	11	(1)	11	(1)
Interest expense	—	—	—	(75)	—	(75)
Total other income and (expense)	—	—	11	(76)	11	(76)
(Loss) before taxes	(225)	(170)	(58)	(170)	(283)	(340)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net (loss) from continuing operations	$(225)	$(170)	$(58)	$(170)	$(283)	$(340)

 The table below sets forth the loss from continuing operations for the nine months ended March 31, 2013 and 2012(in thousands).

	Sonomed-Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$8,635	$8,691	$—	$—	$8,635	$8,691
Total revenue, net	8,635	8,691	—	—	8,635	8,691
Costs and expenses:
Cost of goods sold	4,310	4,185	—	—	4,310	4,185
Marketing, general & admin	4,023	4,158	281	325	4,304	4,483
Research & development	803	730	—	—	803	730
Total costs and expenses	9,136	9,073	281	325	9,417	9,398
(Loss) from operations	(501)	(382)	(281)	(325)	(782)	(707)
Other (expense) and income:
Other income	—	—	80	1	80	1
Interest expense	—	—	(79)	(244)	(79)	(244)
Total other (expense) and income	—	—	1	(243)	1	(243)
(Loss) before taxes	(501)	(382)	(280)	(568)	(781)	(950)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net (loss) from continuing operations	$(501)	$(382)	$(280)	$(568)	$(781)	$(950)

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

During the three-month and nine-month periods ended March 31, 2013 and 2012, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
Escalon and a member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through March 31, 2013, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the nine months ended March 31, 2013. The Company provides administrative support functions to OTM. For the three-month periods ended March 31, 2013 and 2012 the Company recorded a gain of $11,000 and a loss of $1,000, respectively. For the nine-month periods ended March 31, 2013 and 2012 the Company recorded a gain of $16,000 and $1,000, respectively. At March 31, 2013 OTM had total assets, liabilities and equity of $50,000, $80,000 and ($30,000), respectively.
During the nine-month period ended March 31, 2013, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended March 31, 2013 and 2012 was $0 and $16,293, respectively. Related party interest expense for the nine-month periods ended March 31, 2013 and 2012 was $11,250 and $26,066, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

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

As a result of these transactions the Company realized total gains of $4,019,000 before tax during the nine-month period ended March 31, 2013 including $(578,422) of cumulative translation adjustment reversal related to the ECD segment. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

On June 29, 2012, the Company received a letter from the NASDAQ Listing Qualifications Staff indicating that the Company is not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the "Listing Rules"). The Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share. If a NASDAQ-listed company trades below the minimum bid price requirement for 30 consecutive business days, it is notified of the deficiency. On January 17, 2013, the Company was advised by NASDAQ that the bid price deficiency of the Company had been cured, and that the Company believes it is currently in compliance with all applicable listing standards.

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
The following tables summarize the results of discontinued operations of BHH for the three months and nine months ended March 31, 2013 and 2012 (in thousands):

For the Three Months Ended March 31,	2013	2012
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	—
Research & development	—	—
Total Costs and expenses	—	—
Loss from discontinued operations	—	—
Loss on liquidation of net assets from discontinued operations	—	—
Net loss from discontinued operations	$—	$—

For the Nine Months Ended March 31,	2013	2012
Revenue, net	$—	$1,970
Cost of goods sold	—	574
Marketing, general and administrative	—	1,945
Research & development	—	—
Total Costs and expenses	—	2,519

Loss from discontinued operations	—	(549)
Loss on liquidation of net assets from discontinued operations	—	(2,216)
Net loss from discontinued operations	$—	$(2,765)

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at March 31, 2013 and June 30, 2012 (in thousands):

	March 31	June 30,
	2013	2012
Assets
Total assets	$—	$—
Liabilities
Accounts payable	—	—
Accrued expenses	—	—
Accrued lease termination costs	338	338
Total liabilities	338	338
Net assets of discontinued operations	$(338)	$(338)
Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was

$6,500,000 in cash and gain on sale of assets was approximately $2,717,000.

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
The following tables summarize the results of discontinued operations for the three months and nine months ended March 31, 2013 and 2012 (in thousands):

For the three months ended March 31,	2013	2012
Revenue, net	$—	$2,968
Cost of goods sold	—	2,094
Marketing, general and administrative	1	1,059
Research & development	—	115
Total costs and expenses	1	3,268
Other expense	—	—
Net (loss) from discontinued operations	(1)	(300)
Gain from sale of assets and debt settlement net of tax (CTA included)	(1)	—
Net income (loss) from discontinued operations, net of tax	$(2)	$(300)

For the nine months ended March 31,	2013	2012
Revenue, net	$3,637	$9,675
Cost of goods sold	2,194	7,261
Marketing, general and administrative	1,249	3,187
Research & development	76	386
Total costs and expenses	3,519	10,834
Other expense	—	(90)
Income (loss) from discontinued operations	118	(1,249)
Gain from sale of assets and debt settlement, net of tax (CTA included)	3,938	—
Net income (loss) from discontinued operations, net of tax	$4,056	$(1,249)

Assets and liabilities of discontinued operations of ECD included in the condensed consolidated balance sheets are summarized as follows at March 31, 2013 and June 30, 2012 (in thousands):

	March 31,	June 30,
	2013	2012
Assets
Accounts receivable	$—	$1,555
Inventory	—	2,348
Other assets	—	110
Total current assets	—	4,013
Furniture and fixture	—	323
Non-current accounts receivable	—	69
Goodwill	—	93
Intangible assets	—	627
Total non-current assets	—	1,112
Total Assets	—	5,125
Liabilities
Accounts payable	—	691
Accrued expenses	163	589
Total liabilities	163	1,280
Net assets of discontinued operations	$(163)	$3,845

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

Executive Overview—Nine-Months Ended March 31, 2013 and 2012.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.
• Consolidated product revenue from continuing operations decreased approximately $56,000, or 0.6%, to $8,635,000 during the nine-months ended March 31, 2013 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease in EMI’s digital imaging cameras and AXIS image management systems and a slight decrease in Trek products offset by an increase in Sonomed’s ultrasound products.

• Consolidated cost of goods sold from continuing operations totaled approximately $4,310,000, or 49.9%, of product revenue from continuing operations, for the nine months ended March 31, 2013, as compared to $4,185,000, or 48.2%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 1.7% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

• Total operating expenses decreased approximately $105,000, or 2.0%, during the nine-month period ended March 31, 2013 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of $178,000, or 4.0%, offset by an increase of $73,000 or 10%, in research and development expenses.

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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2012. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets and goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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

Taxes
Estimates of taxable income of the various legal entities and jurisdictions are used in the tax rate calculation. Management uses judgment in estimating what the Company's income tax will be for the year. Since judgment is involved, there is a risk that the tax rate may increase or decrease in any period.
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

Through March, 31, 2013, the Company has recorded a valuation allowance against the Company's net operating losses for all of the deferred tax assets due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax expense (benefit) in the period such determination is made by the Company.
The Company anticipates having sufficient net operating loss carry-forwards to offset the net gain on the sale of Drew of $4,019,000, however, due to alternative minimum taxes, the Company has recorded a liability of $80,000 for accrued taxes which is included in the income from discontinued operations.
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
Results of Operations
Three and nine month periods Ended March 31, 2013 and 2012
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three-month and nine-month periods ended March 31, 2013 and 2012.
Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
Product Revenue:
Sonomed-Escalon	$2,725	$3,098	(12.1)%	$8,635	$8,691	(0.6)%
Total	$2,725	$3,098	(12.1)%	$8,635	$8,691	(0.6)%
Consolidated product revenue from continuing operations decreased approximately $373,000, or 12.1% to $2,725,000 during the three months ended March 31, 2013 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease in Sonomed’s ultrasound products, and EMI’s digital imaging cameras and AXIS image management systems.
Consolidated product revenue from continuing operations decreased approximately $56,000, or 0.6%, to $8,635,000 during the nine months ended March 31, 2013 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease in EMI’s digital imaging cameras and AXIS image management systems and a slight decrease in Trek products offset by an increase in Sonomed’s ultrasound products.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months and nine months ended March 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	%	2012	%	2013	%	2012	%
Cost of Goods Sold:
Sonomed-Escalon	$1,337	49.1%	$1,499	48.4%	$4,310	49.9%	$4,185	48.2%
Total	$1,337	49.1%	$1,499	48.4%	$4,310	49.9%	$4,185	48.2%

Consolidated cost of goods sold from continuing operations totaled approximately $1,337,000 , or 49.1% of product revenue from continuing operations, for the three months ended March 31, 2013, as compared to $1,499,000, or 48.4% of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 0.7% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

Consolidated cost of goods sold from continuing operations totaled approximately $4,310,000, or 49.9%, of product revenue from continuing operations, for the nine months ended March 31, 2013, as compared to $4,185,000, or 48.2%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 1.7% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during each period.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months and nine months ended March 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$772	$798	(3.3)%	$2,315	$2,303	0.5%
Corporate	637	765	(16.7)%	1,989	2,180	(8.7)%
Total	$1,409	$1,563	(9.8)%	$4,304	$4,482	(4.0)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $154,000, or 9.8%, to $1,409,000 during the three months ended March 31, 2013, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $26,000, or 3.3%, to $772,000 during the three-month period ended March 31, 2013 as compared to the same period last fiscal year. The decrease is due to decreased advertising and salary expenses offset by an increase in meetings and exhibits expenses.
Marketing, general and administrative expenses in the Corporate business segment decreased $128,000, or 16.7% to $637,000 during the three-month period ended March 31, 2013 as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll due to an adjustment to CEO's salary, legal expenses and travel expense.
Consolidated marketing, general and administrative expenses from continuing operations decreased $178,000, or 4.0%, to $4,304,000 during the nine-month ended March 31, 2013, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $12,000, or 0.5%, to $2,315,000 during the nine-month period ended March 31, 2013 as compared to the same period last fiscal year. The increase is due to an increase in sales people, travel and advertising expense offset by a decrease in consulting expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $191,000, or 8.7%, to $1,989,000 during the nine-month period ended March 31, 2013, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll due to an adjustment to CEO's salary, legal expense and stock option expense.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three-months and nine-months ended March 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
Research and Development:
Sonomed Escalon	$273	$300	(9.0)%	$803	$730	10.0%
Total	$273	$300	(9.0)%	$803	$730	10.0%
Consolidated research and development expenses from continuing operations decreased $27,000, or 9.0%, to $273,000 during the three-month period ended March 31, 2013, as compared to the same period of the prior fiscal year. The decrease is related to decreased consulting related to product testing during the three-month period ended March 31, 2013.
Consolidated research and development expenses from continuing operations increased $73,000, or 10.0%, to $803,000 during the nine-months period ended March 31, 2013, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business units. The increase is related to increased engineering staff and related expenses.
Discontinued Operations

For the three-month period ended March 31, 2013 and 2012, the Company had net loss from discontinued operations of the ECD segment of $2,000 and $300,000, respectively.

For the nine-month period ended March 31, 2013 and 2012 the Company had net income and net loss from discontinued operations of $4,056,000 and $4,014,000, respectively. The current year amount for income from discontinued operations is related to the loss and income from discontinued operations of the ECD segment of $118,000 and $3,938,000 from the sale of Drew's net assets and gain on debt extinguishment, net of taxes of $80,000. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of BHH of $2,765,000 and loss from discontinued operations of the ECD segment of $1,249,000.

Other Income (expense)
The Company had other income of $11,000 and a loss of $1,000 related to its investment in Ocular Telehealth Management (“OTM”) during the three-month periods ended March 31, 2013 and 2012, respectively. Other income for the nine-month period ended March 31, 2013 consisted of a gain of $16,000 related to OTM plus a gain of $64,000 related to a legal settlement. Other income for the three and nine-month periods ended March 31, 2012 of $1,000 was related to OTM. (See note 6 of the notes to the March 31, 2013 condensed consolidated financial statements for more information on OTM.)
Interest expense was $0 and $75,000 for the three-month periods ended March 31, 2013 and 2012, respectively, and $79,000 and $244,000 for the nine-month periods ended March 31, 2013 and 2012, respectively. The decrease in interest expense during the three-month and nine-month periods is due to the settlement of the BHH acquisition debt in October 2012 (see Note 9 of the notes to the March 31, 2013 condensed consolidated financial statements).

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of March 31, 2013 and June 30, 2012. Table amounts are in thousands:

	March 31, 2013	June 30, 2012
Current Ratio:
Current assets	$6,855	$7,881
Less: Current liabilities	2,121	8,063
Working capital	$4,734	$(182)
Current ratio	3.2 to 1	1.0 to 1
Debt to Total Capital Ratio:
Notes payable and current maturities	$—	$4,450
Total debt	—	4,450
Total equity	4,469	645
Total capital	$4,469	$5,095
Total debt to total capital	—%	87.3%

Working Capital Position
Working capital increased $4,916,000 as of March 31, 2013, and the current ratio increased to 3.2 to 1 from 1.0 to 1 when compared to June 30, 2012.
Debt to Total Capital Ratio decreased to 0% as of March 31, 2013 from 87.3% when compared to June 30, 2012 as a result of the settlement of BHH debt and payment on the related party note payable during October 2012.

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

Cash Used In or Provided By Operating Activities
During the nine-month periods ended March 31, 2013 and 2012, the Company generated cash outflows from continuing operating activities of $1,780,000 and $997,000, respectively. The net increase in cash used in operating activities of approximately $783,000 for the nine-month period ended March 31, 2013, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2013, the Company had a net income of $3,274,000, which includes net income from discontinued operations of $4,056,000, and experienced net cash in flows from a decrease in current and long-term assets of $20,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $16,000 and $35,000, respectively. These cash in-flows were partially offset by an increase in inventory and other income of $577,000 and $16,000, respectively, and an increase in accounts receivable of $36,000 and a decrease in accounts payable and accrued expenses and other liabilities of $377,000.
For the nine-month period ended March 31, 2012, the Company had a net loss of $4,964,000, which includes net loss from discontinued operations of $4,014,000, and experienced net cash in flows from a decrease in accounts receivable of $86,000, a decrease in other current and long-term assets of $60,000, an increase in accounts payable and accrued expenses of $157,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $19,000 and $57,000, respectively. These cash in-flows were partially offset by an increase in inventory of $425,000.

Cash flow from operations also included $406,000 provided by operating activities from discontinued operations and $221,000 used in operating activities from discontinued operations for the nine months ended March 31, 2013 and 2012, respectively. These cash outflows are not expected to recur in future periods.
Cash Flows Used In Investing and Financing Activities
Cash flows from investing activities of $6,491,000 were due to the proceeds from sale of Drew net assets of $6,500,000 and offset by purchase of fixed assets from discontinued operation of $9,000 during the nine-month period ended March 31, 2013.
Cash flows used in investing activities of $67,000 were related to purchase of fixed assets during the nine-month period ended March 31, 2012, among which $54,000 was related to the purchase of fixed assets in discontinued operations.
Cash flows used in financing activities during the nine-month period ended March 31, 2013 were related to the payment for related party note payable of $300,000 and payment for debt settlement of $2,487,000.
Cash flows from financing activities of $144,000 were related to proceeds of $300,000 from a related party note payable offset by the scheduled long-term debt payment of $156,000 during the nine-month period ended March 31, 2012.

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
During the nine-month period ended March 31, 2013 Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which is equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three month periods ended March 31, 2013 and 2012 was $0 and $16,293, respectively. Related party interest expense for the nine-month periods ended March 31, 2013 and 2012 was $11,250 and $26,066, respectively. The entire amount due of $332,216, including interest of $32,216 was paid in full on October 5, 2012.

Continuing Operations

The accompanying condensed financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2013 and 2012.

The following table presents the Company's contractual obligations as of March 31, 2013 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$2,307,135	$497,180	$1,205,663	$604,292	$—
Total	$2,307,135	$497,180	$1,205,663	$604,292	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

31.1    Certificate of Chief Executive Officer under Rule 13a-14(a).
31.2    Certificate of Principal Financial and Accounting Officer under Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.

32.2	Certificate of Principal Financial and Accounting Officer under Section 1350 of Title 18 of the United States Code
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

Date: May 10, 2013	By:	/s/ Richard J. DePiano
Richard J. DePiano
Chairman and Chief Executive Officer

Date: May10, 2013	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer