Form 10-K
period 2013-06-30
ESCALON MEDICAL CORP
filed 2013-09-20
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
Commission File Number 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Church Road, Suite 200, Ardmore, PA 19004
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2012 was approximately $7,150,109, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 20, 2013, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Escalon Medical Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2013

i

PART 1

ITEM 1. BUSINESS

Company Overview

Escalon Medical Corp. (“Escalon” or the “Company”) is a Pennsylvania corporation. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Drew Scientific, Inc., Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc.. The Company’s Internet address is www.escalonmed.com.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consisted of Drew Scientific, Inc. ("Drew"), and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash. The sale of this business will have a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see note 10 to the Notes to Condensed Consolidated Financial Statements for additional information).
On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of BH Holdings, S.A.S ("Biocode" or "BHH") of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124 which is included in discontinued operations. The repayment of the debt has eliminated the Company's debt related to Biocode.
These transactions brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other governmental authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

Management now reviews financial information, allocates resources and manages the business as two segments. The Sonomed-Escalon segment consists of Sonomed, EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group.

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

AXIS Image Management

Image management system which easily manages images via the web from any device regardless of modality, manufacturer or location.

Business Segment No. 2: Escalon Medical Corp.
The Escalon Medical Corp. business segment includes the administrative corporate operations of the consolidated group.

Research and Development
The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facilities. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2013 and 2012 were approximately $1,105,000 and $1,005,000, respectively.

Manufacturing and Distribution

The Company leases 11,250 square feet of space in Wisconsin, for its surgical products. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Stoneham, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.

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

Human Resources
As of June 30, 2013, the Company employed 56 employees. Of these employees, 21 of the Company’s employees are employed in manufacturing, 20 are employed in general and administrative positions, 6 are employed in sales and marketing and 9 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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
Healthcare policy changes, including pending proposals to reform the U.S. healthcare system and implementation of the Affordable Healthcare Act, may have a material adverse effect on the Company.
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

ITEM 2. PROPERTIES

As of June 30, 2013 the Company leased an aggregate of 32,729 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed has a manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The corporate office lease in Pennsylvania was comprised of 5,854 square feet and expired in July 2013. The Company moved its corporate offices to 2,500 square feet located in Ardmore, Pennsylvania August 1, 2013. The Company also has a facility in Rennes, France that is comprised of 31,215 square feet and expires in December 2017. BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from the date of BHH liquidation through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company has recognized accrued lease termination cost of $338,145 and $493,435 as of June 30, 2012 and 2013, respectively. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We will review these judgments and estimates on a quarterly basis and make appropriate revisions. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, covering 11,250 square feet of space expires in December 2015. The Massachusetts lease, covering 3,452 square feet expires in August 2015. Annual rent under all of the Company’s property lease arrangements was approximately $606,000 from continuing operations for the year ended June 30, 2013.

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

	High	Low
Fiscal year ended June 30, 2013
Quarter ended September 30, 2012	$0.93	$0.31
Quarter ended December 31, 2012	$1.10	$0.39
Quarter ended March 31, 2013	$1.18	$1.01
Quarter ended June 30, 2013	$1.50	$1.01
Fiscal year ended June 30, 2012
Quarter ended September 30, 2011	$1.35	$1.10
Quarter ended December 31, 2011	$1.29	$1.00
Quarter ended March 31, 2012	$1.13	$0.78
Quarter ended June 30, 2012	$1.40	$0.52
As of September 18, 2013, there were 1,304 holders of record of the Company’s common stock. On September 18, 2013 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.49 per share.
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
The Company’s continuing operations is primarily in two business segments: Sonomed-Escalon and Escalon Medical Corp. On October 3, 2012 the Company sold its ECD business to ERBA Diagnostics, Inc. The ECD segment consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. ECD was a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. ECD was focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. ECD also supplied the reagent and other consumable materials needed to operate the instruments. ECD added to its reagent business with the May 29, 2008 purchase of JAS and on December 31, 2008 BHH acquired certain assets of BioCode. BHH was deconsolidated beginning in the December 31, 2011 quarterly consolidated financial statements after Drew lost control of BHH (see footnote 10 of the Company’s June 30, 2013 annual consolidated financial statements for additional information). The sales price was $6,500,000 in cash. The sale of this business will have a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated

Financial Statements for additional information).
    On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of BHH of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124 which was included in discontinued operations. The repayment of the debt has reduced the Company's debt related to Biocode to zero.

Sonomed-Escalon segment consists of the operations of Sonomed, EMI, and Trek. Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology. Trek develops, manufactures and distributes ophthalmic surgical products under the Trek Medical Products names. EMI manufactures and markets digital camera systems for ophthalmic fundus photography and image management systems.

The Escalon Medical Corp. business segment includes the administrative corporate operations of the consolidated group.

For a more complete description of these businesses and their products, see Item 1—Business.
Executive Overview—Fiscal Years Ended June 30, 2013 and 2012
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations increased approximately $35,000 or 0.3% during the fiscal year ended June 30, 2013 as compared to the prior fiscal year. The increase in revenue is attributed to the increased sales in Sonomed’s ultrasound products in domestic market offset by decreased sales of Trek's products.

•
Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 51.4% of product revenues during the fiscal year ended June 30, 2013, as compared to approximately 50.3% of product revenue for the prior fiscal year. The increase of 1.1% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period with reduced margin in ultrasound products.

•
Operating expenses decreased approximately 2.8% during the fiscal year ended June 30, 2013, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 5.0% and offset by an increase of 10.0% in research and development.

•
The gain from the extinguishment of debt of $1,880,124, the gain on the sale of assets of ECD of $2,712,163, and net income from discontinued operations related to ECD of $110,383 offset by the cumulative translation adjustment ("CTA") related to Drew of $578,422, the net loss from discontinued operations related to BHH of $186,750, the net loss from operations of $1,233,029 and taxes of $80,000 resulted in net income after taxes of $2,624,469 for the year ended June 30, 2013.

Results of Operations
Fiscal Years Ended June 30, 2013 and 2012
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2013 and 2012. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2013	2012	% Change
Product Revenue:
Sonomed-Escalon	$11,497	$11,462	0.3%
Total	$11,497	$11,462	0.3%
Consolidated product revenue from continuing operations increased approximately $35,000 or 0.3%, to $11,497,000 during the year ended June 30, 2013 as compared to the last fiscal year. The increase in revenue is attributed to the increased sales in Sonomed's ultrasound products in the domestic market offset by decreased sales of Trek's products.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2013 and 2012. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2013	%	2012	%
Cost of Goods Sold:
Sonomed-Escalon	$5,905	51.4%	$5,760	50.3%
Total	$5,905	51.4%	$5,760	50.3%

Consolidated cost of goods sold from continuing operations totaled approximately $5,905,000, or 51.4%, of product revenue from continuing operations, for the fiscal year ended June 30, 2013, as compared to $5,760,000, or 50.3%, of product revenue from continuing operations, for the prior fiscal year. The increase of 1.1% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period with reduced margin in ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2013 and 2012. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2013	2012	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$3,083	$3,066	0.6%
Escalon Medical	2,635	2,950	(10.7)%
Total	$5,718	$6,016	(5.0)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $298,000, or 5%, to $5,718,000 during the fiscal year ended June 30, 2013, as compared to the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment increased $17,000, or 0.6%, to $3,083,000, as compared to the same period last fiscal year. The increase is due to an increase in related sales and marketing expenses offset by decreased consulting fees.
Marketing, general and administrative expenses in the corporate segment decreased $315,000, or 10.7% to $2,635,000, as compared to the same period last fiscal year. The decrease is due to reduced payroll, legal and travel expense and depreciation.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2013 and 2012.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2013	2012	% Change
Research and Development:
Sonomed Escalon	$1,105	$1,005	10.0%
Total	$1,105	$1,005	10.0%
Consolidated research and development expenses from continuing operations increased $100,000, or 10.0% of product revenue, to $1,105,000 during the fiscal year ended June 30, 2013, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business unit during the next 12 to 18 months.
Discontinued Operations

For the years ended June 30, 2013 and 2012 the Company had net income from discontinued operations of $3,857,000 and net loss from discontinued operation of $4,294,000, respectively. The current year amount for income is mainly due to a gain from the sale of Drew of $2,712,000, the gain related to the debt settlement of $1,880,000 offset by the cumulative translation adjustment related to Drew of $579,000. The prior year amount for loss from discontinued operations includes a loss from discontinued operations of Drew and BHH of $915,000 and $549,000 respectively, and a loss from abandonment of assets of $2,738,000.

Other Income (Expense)
The Company recognized a gain of $14,000 and a loss of approximately $7,000 related to its investment in Ocular Telehealth Management (“OTM”) during the fiscal years ended June 30, 2013 and 2012, respectively. OTM began operations during the three-month period ended September 30, 2004. (See note 12 of the notes to the June 30, 2013 consolidated financial statements.)
Interest expense was $79,000 and $339,000 for the fiscal years ended June 30, 2013 and 2012, respectively. The decrease is related to the settlement of debt after the sale of Drew on October 3, 2013.

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of June 30, 2013 and 2012. Table amounts are in thousands:

	June 30,
	2013	2012
Current Ratio:
Current assets	$6,523	$7,881
Less: Current liabilities	2,520	8,063
Working capital	$4,003	$(182)
Current ratio	2.6 to 1	1.0 to 1
Debt to Total Capital Ratio:
Notes payable and current portion of long-term debt	$—	$4,450
Total debt	—	4,450
Total equity	3,829	645
Total capital	$3,829	$5,095
Total debt to total capital	—%	87.3%
Working Capital Position
Working capital increased $4,185,000 as of June 30, 2013, and the current ratio increased to 2.6 to 1 from 1.0 to 1 when compared to June 30, 2012. The increase in working capital was caused primarily by the fact that the Company received proceeds of $6,500,000 from the sale of Drew during fiscal year 2013. The Company also settled the short-term debt of $4,368,000 (including accrued interest) with a payment of $2,487,000 and payment of $300,000 for the related party note payable. Overall total current assets decreased $1,358,000 to $6,523,000 in 2013 from $7,881,000 in 2012. Total current liabilities, which consists of all the long term debt, current portion of post-retirement pension benefits, related party note payable, accounts payable, accrued expenses, and liabilities of discontinued operations, decreased $5,543,000 to $2,520,000 in 2013 from $8,063,000 in 2012.
Debt to Total Capital Ratio decreased to 0% in 2013 from 87.3% in 2012 as a result of the increase in total equity of $3,184,000 to $3,829,000 in 2013 from $645,000 in 2012 due mainly to the settlement of debt after the sale of Drew and increase in equity due to gain from the sale of Drew and related gain on the settlement of debt.

Cash Used In or Provided By Operating Activities
During fiscal 2013, the Company used approximately $1,934,000 of cash for operating activities as compared to using approximately $794,000 for operating activities during the year ended June 30, 2012.

For the year period ended June 30, 2013, the Company had a net income of $2,624,000, which includes net income from discontinued operations of $3,857,000, an increase in accounts receivable of $382,000, an increase in inventory of $419,000, other income of $14,000, a increase in other current assets of $89,000 and decrease in accrued post retirement benefits of

$17,000, and a decrease in accounts payable and accrued expenses of $152,000, partially offset by non cash items of depreciation and amortization of $14,000 and compensation expense related to stock options of $44,000.
For the year ended June 30, 2012, the Company had a net loss of $5,945,000, which includes a net loss from discontinued operations of $4,294,000, an increase in inventory of $307,000 and an increase in current and long-term assets of $55,000, partially offset by non cash items of depreciation and amortization of $23,000, compensation expense related to stock options of $73,000 and an increase in accrued post-retirement benefits of $56,000 and were also offset by a decrease in accounts receivable of $656,000 and an increase in accounts payable and accrued expenses of $418,000.
Cash flow from operations also included $314,000 and $93,000 provided by operating activities from discontinued operations for the years ended June 30, 2013 and 2012, respectively. These cash inflows will not recur in future periods.

Cash Flows Used In Investing and Financing Activities
Cash flows provided by investing activities for 2013 were approximately $6,486,000 primarily related to the proceeds from the sale of Drew of $6,500,000, offset by purchase of fixed assets from continuing operations of $6,000 and the purchase of fixed assets from discontinued operations of $8,000. Cash flows used in investing activities for 2012 were approximately $79,000. This amount is made up of purchases of fixed assets of $13,000 from continuing operations and purchase of fixed assets of $66,000 from discontinued operations.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash flows used in financing activities in the amount of $2,787,000 during 2013 relate to settlement of the debt related to the BHH purchase of $2,487,000 and repayment of a related party note payable of $300,000. Cash flows provided by financing activities for 2012 were approximately $144,000, related to the proceeds from a related party note payable of $300,000 offset by repayment of debt of $156,000.
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
Debt History
On December 31, 2008, Drew acquired certain assets of Biocode for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing was collateralized by certain assets of Biocode. Biocode assets were vertically integrated into the Company’s clinical diagnostics business that includes Drew and JAS.
On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest remained unchanged and accrued on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year. The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company agreed to pay the balance of the outstanding amount in euros in full in one payment. At the time of the refinancing, the current portion of our long-term debt was reduced from approximately $2,600,000 to $252,000.
On January 12, 2012 BHH a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Because BHH was no longer controlled by Drew it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Consolidated Financial

Statements for additional information). This debt was guaranteed by Escalon, and as a result of the insolvency declaration the debt was transferred to Escalon.
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

As of September 14, 2013 the Company is compliant with each of these requirements.
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
Valuation of Intangible Assets
The Company annually evaluates for impairment its intangible assets and goodwill in accordance with the provisions of FASB issued authoritative guidance for Goodwill and Other Intangible Assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded.
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
Through June 30, 2013, the Company has recorded a valuation allowance against the Company’s net operating losses for substantially all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how an entity tests goodwill for impairment. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments became effective for the company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 20, 2013

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,654,701	$890,623
Accounts receivable, net	1,725,841	1,343,823
Inventory, net	1,853,686	1,434,260
Other current assets	288,598	199,312
Assets of discontinued operations	—	4,012,725
Total current assets	6,522,826	7,880,743
Property and equipment, net	12,594	12,954
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	6,712	14,852
Non-current assets from discontinued operations	—	1,111,883
Total assets	$7,272,165	$9,750,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,149,516
Current portion of post-retirement benefits	101,891	—
Related party note payable	—	300,000
Accounts payable	672,926	660,274
Accrued expenses	1,171,281	1,335,744
Liabilities of discontinued operations	573,435	1,617,814
Total current liabilities	2,519,533	8,063,348
Accrued post-retirement benefits, net of current portion	923,706	1,042,252
Total long-term liabilities	923,706	1,042,252
Total liabilities	3,443,239	9,105,600
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	132,114
Additional paid-in capital	69,413,628	69,369,658
Accumulated deficit	(65,724,342)	(68,348,811)
Accumulated other comprehensive loss	—	(515,622)
Total shareholders’ equity	3,828,926	644,865
Total liabilities and shareholders’ equity	$7,272,165	$9,750,465
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2013	2012
Net revenues:
Product revenue	$11,496,834	$11,461,531
Revenues, net	11,496,834	11,461,531
Costs and expenses:
Cost of goods sold	5,905,112	5,759,621
Marketing, general and administrative	5,718,267	6,015,932
Research and development	1,105,255	1,004,559
Total costs and expenses	12,728,634	12,780,112
Loss from continuing operations	(1,231,800)	(1,318,581)
Other (expense) income
Other income	78,004	7,491
Interest income	246	113
Interest expense	(79,479)	(339,393)
Total other (expense) income	(1,229)	(331,789)
Net loss from continuing operations	(1,233,029)	(1,650,370)
Income (loss) from discontinued operations before taxes	3,937,498	(4,294,427)
Provision for income taxes	(80,000)	—
Net income (loss) from discontinued operations	3,857,498	(4,294,427)
Net income (loss)	$2,624,469	$(5,944,797)
Net income (loss) per share
Basic:
Continuing operations	$(0.16)	$(0.22)
Discontinued operations	0.51	(0.57)
Net income (loss)	$0.35	$(0.79)
Diluted:
Continuing operations	$(0.16)	$(0.22)
Discontinued operations	0.51	(0.57)
Net income (loss)	$0.35	$(0.79)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to the condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended June 30,
	2013	2012
Net income (loss)	$2,624,469	$(5,944,797)
Foreign currency translation	(62,814)	326,177
Add: Reclassification adjustment for foreign currency losses included in net income (loss)	578,436	$—
Total comprehensive income (loss)	$3,140,091	$(5,618,620)

See notes to the condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2013 and 2012

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2011	7,526,430	$7,526	$1,733,460	$67,694,959	$(62,404,014)	$(841,799)	$6,190,132

Net loss	—	—	—	—	(5,944,797)	—	(5,944,797)
Foreign currency translation	—	—	—	—	—	326,177	326,177
Expired warrants	—	—	(1,601,346)	1,601,346	—	—	—
Compensation expense	—	—	—	73,353	—	—	73,353
Balance at June 30, 2012	7,526,430	7,526	132,114	69,369,658	(68,348,811)	(515,622)	644,865
Net income	—	—	—	—	2,624,469	—	2,624,469
Other comprehensive income	—	—	—	—	—	515,622	515,622
Compensation expense	—	—	—	43,970	—	—	43,970
Balance at June 30, 2013	7,526,430	$7,526	$132,114		$(65,724,342)	$—	$3,828,926
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$2,624,469	$(5,944,797)
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
Net (Income) loss from discontinued operations	(3,857,498)	4,294,427
Depreciation and amortization	14,281	23,485
Compensation expense related to stock options	43,970	73,353
Change in accrued post-retirement benefits	(16,655)	56,150
Other income	(14,415)	(7,491)
Change in operating assets and liabilities:
Accounts receivable, net	(382,018)	655,651
Inventory, net	(419,426)	(307,264)
Other current and long-term assets	(89,286)	(54,984)
Accounts payable and accrued expenses	(151,812)	417,687
Net cash (used in) operating activities from continuing operations	(2,248,390)	(793,783)
Net cash (used in) provided by operating activities from discontinued operations	314,346	93,213
Net cash (used in) operating activities	(1,934,044)	(700,570)
Cash Flows from Investing Activities:
Purchase of fixed assets	(5,780)	(13,125)
Net cash (used in) investing activities from continuing operations	(5,780)	(13,125)
Proceeds from sales of Drew	6,500,000	—
Purchase of fixed assets, discontinued operations	(8,618)	(66,030)
Net cash provided by (used in) investing activities from discontinued operations	6,491,382	(66,030)
Net cash provided by (used in) investing activities	6,485,602	(79,155)
Cash Flows from Financing Activities:
(Repayments of) proceeds from related party note payable	(300,000)	300,000
Principal payments on long-term debt	(2,487,480)	(155,795)
Net cash (used in) provided by financing activities from continuing operations	(2,787,480)	144,205
Effect of exchange rate changes on cash and cash equivalents	—	11,629
Net increase (decrease) in cash and cash equivalents	1,764,078	(623,891)
Cash and cash equivalents, beginning of year	890,623	1,514,514
Cash and cash equivalents, end of year	$2,654,701	$890,623
Supplemental Schedule of Cash Flow Information:
Interest paid	$32,216	$170,550
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Description of Business and Business Conditions
The Company is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Vision, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical”), Drew Scientific, Inc., Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc.. The Company’s Internet address is www.escalonmed.com.
The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. had incurred recurring operating losses and negative cash flows from operating activities and was in default on the debt related to the December 31, 2008 purchase of certain assets of Biocode. These conditions raised substantial doubt in prior periods about the Company’s ability to continue as a going concern.

Based on the following transactions, the Company expects that these transactions will provide the Company with sufficient cash to fund its operations over the next 12 months.

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consisted of Drew Scientific, Inc. ("Drew"), and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash. The sale of this business will have a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see note 10 to the Notes to Condensed Consolidated Financial Statements for additional information).

On October 18, 2012, the Company and its debt holder reached an agreement whereby the Company paid the balance of the seller-provided financing plus accrued interest related to the purchase of certain assets of BH Holdings, S.A.S ("Biocode" or "BHH") of $4,367,604 with a one-time payment of $2,487,480 resulting in a gain on extinguishment of debt of $1,880,124 which is included in discontinued operations. The repayment of the debt has eliminated the Company's debt related to Biocode.

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

These transactions brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

With the sale of ECD the Company is directing all of its research and development efforts towards Sonomed-Escalon and plans on introducing new and enhanced products the next 12 to 18 months.

Management now reviews financial information, allocates resources and manages the business as two segments, Sonomed-Escalon, and Escalon Medical Corp. The Sonomed-Escalon segment consists of Sonomed, EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group.

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
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.
Fair Value of Financial Instruments
On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to fair value measurement for financial assets and liabilities. The carrying amounts for cash and cash equivalents, accounts receivable, post-retirement benefits, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amounts of long-term post retirement benefits approximate fair value since the Company utilizes approximate current market interest rates to calculate the liability. While we believe the carrying value of the assets and liabilities is reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2013	2012
Raw materials	$742,012	$708,173
Work in process	413,584	100,687
Finished goods	698,090	625,400
Total inventory	$1,853,686	$1,434,260
Valuation allowance activity for the years ended June 30, 2013 and 2012 was as follows:

	June 30,
	2013	2012
Balance, July 1	$370,266	$343,986
Provision for valuation allowance	—	26,280
Write-off’s	(172,146)	—
Balance, June 30	$198,120	$370,266

Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2013 and 2012 was as follows:

	June 30,
	2013	2012
Balance, July 1	$316,337	$428,895
Provision for bad debts	156,319	79,309
Write-off’s	(63,094)	(191,867)
Balance, June 30	$409,562	$316,337
Property and Equipment
Property and equipment is recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2013 and 2012 was approximately $6,000 and $11,000, respectively.

Property and equipment consist of the following at:

	June 30,
	2013	2012
Equipment	$861,569	$861,569
Furniture and Fixtures	75,810	70,031
	937,379	931,600
Less: Accumulated depreciation and amortization	(924,785)	(918,646)
	$12,594	$12,954
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2013 and 2012 there was $10,786 and $54,756 respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The remaining cost is expected to be recognized over a weighted average period of 1.25 years. For the years ended June 30, 2013 and 2012, $43,970 and $73,353, respectively, was recorded as compensation expense, respectively.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2013 and 2012. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2013 and 2012, no compensation expense was recorded.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2013 and 2012 was $129,000 and $96,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Basic Weighted average shares outstanding	7,526,430	7,526,430
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,526,430	7,526,430

For the year ended June 30, 2013 the impact of all dilutive securities was omitted from the diluted earnings per share calculation as the average market price of the Company's stock is less than the exercise price of the stock options. For the year ended June 30, 2012 the impact of all dilutive securities was omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). No warrants or options were issued in fiscal years 2013 and 2012. As of June 30, 2013 and 2012 there were 150,000 warrants issued to purchase shares of Escalon common stock were outstanding. All of the outstanding options and warrants were excluded from the calculation of diluted earnings per share as the exercise price of the options and warrants exceeded the average share price of the Company’s common stock making the options and warrants anti-dilutive.
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
The Company follows the FASB issued authoritative guidance for accounting for income taxes which provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FASB Accounting Standards Codification ("ASC")

740-10, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has elected to recognize interest expense and penalties related to uncertain tax positions as a component of its provision for income taxes, if necessary.
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
Subsequent Events
The Company has evaluated subsequent events through September 20, 2013 , which is the date the consolidated financial statements were available to be issued.
Reclassification
Certain amounts were reclassed from the June 30, 2012 presentations to conform with the current year presentation.
New Accounting Pronouncements
Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, results of operation and cash flows.
In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of this standard did not have a material impact on the Company's financial position, results of operation and cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how an entity tests goodwill for impairment. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments became effective for the company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and should be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position, results of operation and cash flows.

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
In accordance with authoritative guidance effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite lives. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Management has evaluated the carrying value of goodwill and its identifiable intangible assets that have indefinite lives during each of the fiscal years subsequent to July 1, 2001, utilizing discounted cash flows of the respective business units. In accordance with ASC 350-20, these intangible assets will continue to be assessed on an annual basis, and impairment, if any, would be recorded as a charge against income from operations.
The authoritative guidance makes use of the concept of reporting units. All acquisitions must be assigned to a reporting segment or unit. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined by FASB issued authoritative guidance related to disclosures about segments of an enterprise and related information.
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the years ended June 30, 2013 and 2012, no impairments were recorded.
The following tables present unamortized intangible assets by business segment as of June 30, 2013 and 2012:

	2013 Net Carrying Amount	2012 Net Carrying Amount
Goodwill
Sonomed-Escalon	$125,027	$125,027
Total	$125,027	$125,027

	2013 Net Carrying Amount	2012 Net Carrying Amount
Trademarks and trade names
Sonomed-Escalon	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $84,000 and $76,000 at June 30, 2013 and 2012, respectively. Amortization expense from continuing operations for the years ended June 30, 2013 and 2012 was $8,140 and $12,562, respectively.
Amortization expense, relating entirely to patents, is estimated to be approximately $2,000 related to patents in each year 2014, 2015, 2016 and 2017.
The following table presents amortized intangible assets by business segment as of June 30, 2013:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(84,250)	$6,712
Total	$90,962	$—	$90,962	$(84,250)	$6,712
The following table presents amortized intangible assets by business segment as of June 30, 2012:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(76,110)	$14,852
Total	$90,962	$—	$90,962	$(76,110)	$14,852

4. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2013	June 30, 2012
Accrued compensation	$487,225	$462,214
Warranty accrual	21,828	24,273
Interest accrual	—	170,829
Property tax accrual	—	184,581
Other accruals	662,228	493,847
Total accrued expenses	$1,171,281	$1,335,744

Accrued compensation as of June 30, 2013 and 2012 primarily relates to payroll, vacation accruals, and payroll tax liabilities. Other accruals as of June 30, 2013 and 2012 includes deferred revenue.

5. Long-Term Debt

On December 31, 2008, Drew Scientific, Inc ("Drew") acquired certain assets of Biocode Hycel ("Biocode") for $5,900,000 (4,200,000 Euros) plus acquisition costs of approximately $300,000. The sales price was payable in cash of approximately $324,000 (approximately 231,000 Euros) and $5,865,000 in debt from Drew. The seller-provided financing was collateralized by certain assets of Biocode and guaranteed by Drew. Biocode assets were vertically integrated into the Company's clinical diagnostics business that included Drew and JAS.

On April 29, 2011 the Company amended its seller financed debt in connection with the Biocode Hycel transaction. Under the terms of the debt refinancing, the Company agreed to pay the balance of the seller provided financing of 3,375,000 Euros by the sum per month in euros having an exchange value of $50,000 United States Dollars as of the date of payment. Interest rate remained unchanged and interest accrued on the outstanding amount of the purchase price at an interest rate of 7% per year on the basis of the actual days elapsed and a 365 day year.  The first payment under the amended agreement was paid on May 31, 2011. Upon the 60th month after this Amendment, the Company had agreed to pay the balance of the outstanding amount in euros in full in one payment.
On January 12, 2012 BHH a wholly owned subsidiary of Drew, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Because BHH was no longer controlled by Drew it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Consolidated Financial Statements for additional information). This debt was guaranteed by Escalon, and as a result of the insolvency declaration the debt was transferred to Escalon.
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
6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2013, the Company had in effect 2 employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 1,021,688 shares of the Company’s common stock remain available for issuance as of June 30, 2013. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably over five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2013, options to purchase 1,021,688 shares of the Company’s common stock were outstanding, of which 1,006,063 were exercisable, and 15,625 shares were unvested.

The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2013 and 2012:

	2013		2012
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,021,688	$4.58	1,021,688	$4.58
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	$—
Outstanding at the end of the year	1,021,688	$4.58	1,021,688	$4.58
Exercisable at the end of the year	1,006,063		975,905
Weighted average fair value of options granted during the year		$—		$—
The following table summarizes information about stock options outstanding as of June 30, 2013:

	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price
Range of Exercise Prices
$1.45 to $2.12	102,367	0.73	$1.53	93,217	$1.53
$2.37 to $2.77	419,942	0.09	$2.63	413,467	$2.63
$4.97 to $5.59	73,000	5.05	$5.05	73,000	$5.05
$6.19 to $6.19	168,250	6.19	$6.19	168,250	$6.19
$6.94 to $8.06	258,129	7.41	$7.41	258,129	$7.41
Total	1,021,688			1,006,063
Compensation expense related to stock options for the years ended June 30, 2013 and 2012 was $43,970 and $73,353, respectively.
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

7. Income Taxes
The provision for income taxes for the years ended June 30, 2013 and 2012 consists of the following:

	2013	2012
Current income tax (benefit) provision
Federal	$60,000	$—
State	20,000	—
	80,000	—
Deferred income tax provision
Federal	651,773	(419,527)
State	95,052	(98,407)
Change in valuation allowance	(746,825)	517,934
	—	—
Income tax (benefit) expense	$80,000	$—
During the year ended June 30, 2013, the Company will be liable for the alternative minimum tax based on the estimated taxable income they will report on the federal and state income tax returns.
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2013 and 2012 differ from statutory federal income tax rate due to the following:

	2013	2012
Statutory federal income tax rate	34.00%	(34.00)%
(Decrease) increase in deductable timing differences	(55.00)%	11.70%
Net operating loss carryforward	21.00%	22.30%
Effective income tax rate	0.00%	0.00%
As of June 30, 2013, the Company had deferred income tax assets of $11,646,897. The deferred income tax assets have a valuation allowance of $11,646,897. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$10,325,622	$10,105,598
Executive post retirement costs	348,703	354,366
General business credit	207,698	207,698
Allowance for doubtful accounts	139,251	232,009
Accrued vacation	111,529	155,012
Inventory reserve	67,361	187,330
Accrued lease termination costs	—	114,969
Accrued interest and other current liabilities	—	118,942
Accelerated amortization on goodwill and other intangible assets	402,451	892,544
Accelerated depreciation	36,860	—
Warranty reserve	7,422	25,253
Total deferred income tax assets	11,646,897	12,393,721
Valuation allowance	(11,646,897)	(12,363,776)
	—	29,945
Deferred income tax liabilities:
Accelerated depreciation	—	(29,945)
Total deferred income tax liabilities	—	(29,945)
	$—	$—
As of June 30, 2013, the Company has a valuation allowance of $11,646,897, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $29,480,000 and $2,521,000, respectively, of which $1,763,000 and $547,000, respectively, will expire over the next 10 years, and $27,716,000 and $1,974,000, respectively, will expire in years 11 through twenty-four.
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

Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2013, the Company did not have any significant unrecognized tax positions.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2013 are as follows:

Year Ending June 30,	Lease Obligations
2014	$415,744
2015	416,635
2016	339,052
2017	304,827
2018	51,177
Thereafter	—
Total	$1,527,435
Rent expense charged to continuing operations during the years ended June 30, 2013 and 2012 was approximately $606,000 and $615,000, respectively including equipment rent and property rent.
On August 1, 2013 the Company's corporate operations moved Ardmore, Pennsyvania under a month to month lease at $5,000 per month.
The Company guaranteed the lease payment for BHH. The lease is expected to expire in June 30, 2018 and annual lease payment is estimated at $135,300. Because BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from June 30, 2013 through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company accrued lease termination costs of $338,145 and $493,435 as of June 30, 2012 and 2013, respectively. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. The Company will review these judgments and estimates on a quarterly basis and continue to make appropriate revisions.
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

On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2013 and 2012.
On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman . The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
If the covered executive retires, the Company would be obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

•
If the covered executive dies before his retirement while employed by the Company, the Company would be obligated to make 36 months payments to his beneficiaries of $8,491 per month commencing in the month after his death.

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

•
If the covered executive’s employment with the Company is terminated by the Company, or if the executive terminates his employment with the Company for good reason, as defined in the agreement, the Company would be obligated to pay the executive $8,491 per month for life. If the covered executive were to die within a period of three years after such termination, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

As of June 30, 2013 and 2012 approximately $1,026,000 and $1,042,000 was accrued retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded. The Company began making monthly payments under this agreement on January 1, 2013. The changes related to post-retirement plans for the years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Balance July 1,	$1,042,252	$986,102
Actuarial adjustment	38,213	56,150
Payment of benefits	(54,868)	—
Balance June 30,	$1,025,597	$1,042,252

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

The following table summarizes the results of discontinued operations of BHH for the years ended June 30, 2013 and 2012 (in thousands):

For the years ended June 30,	2013	2012
Revenue, net	$—	$1,970
Cost of goods	—	574
Marketing, general and administrative	187	1,945
Research & development	—	—
Total costs and expenses	187	2,519
Loss from discontinued operations	(187)	(549)
Other income and expenses:
Loss on liquidation of net assets from discontinued operations	—	(2,738)
Loss before income taxes	(187)	(3,287)
Income tax	—	—
Net loss	$(187)	$(3,287)

Net loss of approximately $187,000 for the year ended June 30, 2013 is related to a continuing lease obligation of $155,000 and legal fees of $32,000.

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2013 and 2012 (in thousands):

	June 30,	June 30,
	2013	2012
Assets
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—
Other current assets	—	—
Fixed assets	—	—
Covenant not to compete and customer list, net	—	—
Other assets	—	—
Total assets	—	—
Liabilities
Accounts payable	—	—
Accrued expenses	—	—
Accrued lease termination costs	493	338
Total liabilities	493	338
Net assets of discontinued operations	$(493)	$(338)

Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and gain on sale of assets was approximately $2,717,000. The following table summarizes the gain on sales

(in thousands):

October 3, 2012
Sales Price	$6,500
Broker's fee	(325)
Net Proceeds	6,175
Net Assets Sold	(3,458)
Gain on Sale of Assets	$2,717

Net assets sold
Assets:
Cash and cash equivalents	$4
Accounts receivable, net	1,661
Inventory, net	1,997
Other current assets	113
Furniture and equipment, net	287
Goodwill	93
Trademarks and trade names, net	89
Customer list, net	462
Total Assets	4,706

Liabilities:
Accounts payable	639
Accrued expenses	609
Total liabilities	1,248
Net assets sold	$3,458

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
The following tables summarize the results of discontinued operations for the years ended June, 2013 and 2012 (in thousands):

For the years ended June 30,	2013	2012
Revenue, net	$3,825	$12,985
Cost of goods sold	2,383	9,416
Marketing, general and administrative	1,256	4,008
Research & development	75	476
Total costs and expenses	3,715	13,900
Other expense	—	(92)
Net income (loss) from discontinued operations	110	(1,007)
Gain from sale of assets and debt settlement net of tax (CTA included)	4,014	—
Net income (loss) from discontinued operations before tax	4,124	(1,007)
Income tax	(80)	—
Net income (loss) from discontinued operations, net of tax	$4,044	$(1,007)

The total gain from the extinguishment of debt of $1,880,124, the gain on the sale of assets of ECD of $2,712,163, and net income from discontinued operations related to ECD of $110,383 offset by the cumulative translation adjustment ("CTA") related to Drew of $578,422, and the net loss from discontinued operations related to BHH of $186,750 was before tax.

Assets and liabilities of discontinued operations of ECD included in the consolidated balance sheets are summarized as follows as of June 30, 2013 and 2012 (in thousands):

	June 30,	June 30,
	2013	2012
Assets
Accounts receivable	$—	$1,555
Inventory	—	2,348
Other assets	—	110
Total current assets	—	4,013
Furniture and fixture	—	323
Non-current accounts receivable	—	69
Goodwill	—	93
Intangible assets	—	627
	—	1,112

Total non-current assets	—	1,112
Total Assets	—	5,125
Liabilities
Accounts payable	—	691
Accrued expenses and taxes	80	589
Total liabilities	80	1,280
Net assets of discontinued operations	$(80)	$3,845

11. Segment Reporting
Management reviews financial information, allocates resources and manages the business as two segments, Sonomed-Escalon and Escalon Medical Corp. The Sonomed-Escalon segment consists of Sonomed, Escalon Digital Imaging and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment presents the administrative corporate operations of the consolidated group.
The table below sets forth the loss from continuing operations for the years ended June 30, 2013 and 2012.

	Sonomed Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$11,497	$11,462	$—	$—	$11,497	$11,462
Total revenue, net	11,497	11,462	—	—	11,497	11,462
Costs and expenses:
Cost of goods sold	5,905	5,760	—	—	5,905	5,760
Marketing, general & admin	5,300	5,540	419	476	5,718	6,016
Research & development	1,105	1,005	—	—	1,105	1,005
Total costs and expenses	12,310	12,304	419	476	12,729	12,781
(Loss) from operations	(813)	(843)	(419)	(476)	(1,231)	(1,319)
Other (expense) and income:
Other income (expense)	—	—	78	7	78	7
Interest income	—	—	—	—	—	—
Interest expense	—	—	(79)	(339)	(79)	(339)
Total other (expense) and income	—	—	(1)	(332)	(1)	(332)
(Loss) before taxes	(813)	(843)	(420)	(808)	(1,233)	(1,651)
Income taxes benefit from continuing operations	—	—	—	—	—	—
Net (loss) income from continuing operations	$(813)	$(843)	$(420)	$(808)	$(1,233)	$(1,650)
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
During the fiscal years ended June 30, 2013 and 2012, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue from the sale of ISPAN gas products and various disposable ophthalmic surgical products are from CFA digital imaging systems and related products.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2013 and 2012. Foreign sales in 2013 decreased $1,003,560 or 17.6% to $4,714,209.

	2013	2012
Sonomed-Escalon	$4,714,209	$5,717,769
Total	$4,714,209	$5,717,769

Total Net Revenue	$11,496,834	$11,461,531
	41.0%	49.9%

12. Related Party Transactions
Escalon and a former member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2012, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the years ended June 30, 2013 and 2012. The Company provides administrative support functions to OTM. For the years ended 2013 and 2012 the Company recorded a gain of $14,000 and $7,000, respectively included in other income. On May 9, 2013 the board member related to OTM resigned from the board of directors and is therefore no longer a related party. Additionally, the Company has come to an agreement with OTM to discontinue any additional efforts and investment related to OTM and has written off its remaining investment in OTM during fiscal year ended June 30, 2013.
During the years ended June 30, 2013 and 2012 , Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the years ended June 30, 2013 and 2012 was $11,250 and $24,716, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

13. Fair Value Measurements
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
The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt on the Company’s June 30, 2012 balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets. There was no debt outstanding as of June 30, 2013.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.
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
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company's internal control over financial reporting. The Company’s management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only the Company’s management’s report on internal control over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2013 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE
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
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for the years ended June 30, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012
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

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 20, 2013
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 20, 2013
Richard J. DePiano, Jr.

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2013
Robert M. O’Connor

By:	/s/ Sean McCloskey	Director	September 20, 2013
Sean McCloskey

By:	/s/ William L.G. Kwan	Director	September 20, 2013
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 20, 2013
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 20, 2013
Fred Choate