Form 10-K/A
period 2013-06-30
ESCALON MEDICAL CORP
filed 2013-10-28
CIK 862668

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2012 was approximately $7,576,430, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 26, 2013, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 28, 2013.

Name	Age	Position
Richard J. DePiano	72	Chairman
Richard J. DePiano, Jr.	47	Chief Executive Officer, President and General Counsel
Robert M. O’Connor	52	Chief Financial Officer
Mark G. Wallace	44	Chief Operating Officer
William L.G. Kwan	72	Director
Lisa A. Napolitano	50	Director
Fred G. Choate	67	Director
C. Sean Closkey	45	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 28, 2013. Officers serve at the discretion of the board of directors.
The Chief Executive Officer, President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose term ends in 2014, since February 1996 and has served as our Chairman and Chief Executive Officer since March 1997 Mr. DePiano served as Chief Executive Officer from March 1997 to September 2013. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisition. Mr. DePiano was retired from day to day operations effective September 25, 2013 and assumes the role of executive Chairman of the Board of Directors. He is succeeded by his son, Richard J. DePiano Jr..
Mr. DePiano, Jr. was appointed our President and General Counsel of the Company on January 1, 2008 and our Chief Executive Officer on September 28, 2013. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors and was President from

2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority. Mr. DepPiano, Jr. was named Chief Executive Officer on September 25, 2013.
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
Mr. Closkey was appointed as a member of our Board in May 2012 as a Class III director. Mr. Closkey is the President of TRF Development Partners “TRF DP”. TRF DP was established in 2006 as a non-profit real estate development company whose mission is to develop affordable housing and stabilize distressed urban areas. TRF DP focuses its resources on creating quality affordable housing and urban redevelopment work in the Mid-Atlantic US. Prior to that Mr. Closkey was the executive vice president of The Reinvestment Fund (TRF) in Philadelphia, PA. is one of the nation's largest and most productive community development financial institutions. Mr. Closkey was the executive director of The New Jersey Housing & Mortgage Finance Agency the nation's 7th largest State housing finance agency. The agency's mission is to finance the development of affordable housing throughout the State of New Jersey. We believe that Mr. Closkey's financial, operational and executive experience qualifies him to serve as a member of our Board and our Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2013.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. McCloskey and Mr. Kwan. Our board of directors has determined that each of Messrs. McCloskey and Kwan and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Capital Market relating to directors serving on audit committees.
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
Our executive officers are eligible to participate under our 401(k) plan. We have a Supplemental Executive Retirement and Benefit Agreement with Richard J. DePiano, our Chairman. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a non-equity incentive plan, as that term is used in the FASB issued authoritative guidance related to share based payments.
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

Bonus
Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2013, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2013, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
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
The compensation committee has considered whether our overall compensation program for employees in fiscal 2013 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2011, 2012 and 2013 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2011, 2012 or 2013.
Overview of Executive Employment Agreements and Equity-Based Awards
On May 12, 1998, we entered into an employment agreement with Richard J. DePiano, our Chairman. The initial term of the employment agreement commenced on May 12, 1998 and continued through June 30, 2001. The employment agreement renews on July 1 of each year for successive terms of three years unless either party notifies the other party at least 30 days prior to such date of the notifying party’s determination not to renew the agreement. The current base salary provided under the agreement, as adjusted for yearly cost of living adjustments, is $394,384 per year, and the agreement provides for additional incentive compensation in the form of a cash bonus to be paid to Mr. DePiano at the discretion of our board of directors. The agreement also provides for health and long-term disability insurance and other fringe benefits as well as an automobile allowance.
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

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano Chairman	2013	$256,627	$—	$—	$—	$—	$—	$4,800	$261,427
	2012	$348,115	$—	$—	$—	$—	$—	$17,920	$366,035
	2011	$394,384	$—	$—	$—	$—	$—	$17,001	$411,385

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2013	$215,000	$—	$—	$—	$—	$—	$9,600	$224,600
	2012	$214,999	$—	$—	$—	$—	$—	$9,600	$224,599
	2011	$240,512	$—	$—	$—	$—	$—	$9,600	$250,112

Robert M. O’Connor Chief Financial Officer	2013	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189
	2012	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189
	2011	$234,471	$—	$—	$—	$—	$—	$9,600	$244,071

Mark Wallace Chief Operating Officer	2013	$175,000	$—	$—	$—	$—	$—	$—	$175,000
	2012	$175,000	$—	$—	$—	$—	$—	$—	$175,000
	2011	$198,550	$—	$—	$—	$—	$—	$—	$198,550

(1)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Grants of Plan Based Awards
There were no plan-based awards granted during the fiscal year ended June 30, 2013.
Outstanding Equity Plan Based Awards at Fiscal Year-End 2013
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	25,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
Richard J. DePiano, Jr.	10,000	—	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	20,000	—	—	$2.65	11/9/2016
	20,000	—	—	$3.05	11/13/2017
	19,000	1,000	1,000	$2.22	9/26/2018
	8,600	3,400	3,400	$1.51	11/16/2019
Robert M. O’Connor	60,000			$5.05	6/29/2016
	20,000	—	—	$3.05	11/13/2017
	15,333	4,667	4,667	$2.22	9/26/2018
	10,033	3,967	3,967	$1.51	11/16/2019
Mark Wallace	5,000	—	—	$3.05	11/13/2017
	19,000	1,000	1,000	2.22	9/26/2018
	7,167	2,833	2,833	1.51	11/16/2019

(1)
These options were granted under our 1999 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2013.

Potential Payments upon Termination or Change-in-Control

If Mr. Depiano's employment with us is terminated by the Company or if he terminates his employment with us for good reason, as defined in the agreement, we would be obligated to pay him $8,491 per month for life. If Mr. DePiano were to die within a period of three years after such termination, we would be obligated to continue making such payments until a minimum of 36 monthly payments have been made to him and his beneficiaries in the aggregate.
Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
If a change of control had occurred on June 30, 2013, the aggregate amount of payments would have been $288,000 to Mr. DePiano and $250,000 to Mr. O'Connor.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2013. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2013.

Compensation Committee:
Sean McCloskey
Fred G. Choate
Lisa A. Napolitano
October 28, 2013
Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2013, none of our non-employee directors received any compensation.
Compensation Committee Interlocks and Insider Participation
No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 28, 2013, information about the beneficial ownership of our common stock by (1) each director as of October 28, 2013, (2) each Named Executive Officer, (3) all directors and executive officers as of October 28, 2013 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	175,200	319,478	4.2%
Richard J. DePiano, Jr.	706	—%	127,000	127,706	1.7%
Robert O’Connor	—	—%	114,000	114,000	1.5%
Mark Wallace	—	—%	35,000	35,000	*
William L.G. Kwan	—	—%	80,000	80,000	1.0%
Lisa Napolitano	—	—%	52,000	52,000	*
Fred Choate	—	—%	40,000	40,000	*
C. Sean Closkey	—	—%	—	—	—%
All Directors and Executive Officers as a group (9 persons)	156,556	2.0%	753,200	909,756	12.0%

(*)	Less than on percent

(1)
Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2013, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	1,006,063	$4.58	15,625
Equity Compensation plans not approved by shareholders	—	—	—
	1,006,063	$4.58	15,625

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

Escalon and a former member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2013, Escalon had invested $444,000 in OTM and owned 45% of OTM. The Company provides administrative support functions to OTM. The Company provides administrative support functions to OTM. For the years ended 2013 and 2012 the Company recorded a gain of $14,000 and $7,000, respectively included in other income. On May 9, 2013 the board member related to OTM resigned from the board of directors and is therefore no longer a related party. Additionally, the Company has come to an agreement with OTM to discontinue any additional efforts and investment related to OTM and has written off its remaining investment in OTM during fiscal year ended June 30, 2013.

Director Independence
Our board of directors has determined that, William L.G. Kwan, Lisa Napolitano, Sean McCloskey, and Fred Choate are “independent,” as such term is defined in the applicable rules of the NASDAQ Stock Market relating to the independence of directors.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2013 and 2012.

	For the years ended June 30,
	2013	2012
Audit Fees	$189,000	$174,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$189,000	$174,000
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
Dated: October 28, 2013