Form 10-Q
period 2013-09-30
ESCALON MEDICAL CORP
filed 2013-11-12
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 8, 2013.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,793,608	$2,654,701
Accounts receivable, net	1,559,494	1,725,841
Inventory, net	2,160,292	1,853,686
Other current assets	224,259	288,598
Total current assets	6,737,653	6,522,826
Property and equipment, net	14,799	12,594
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	6,000	6,712
Total assets	$7,488,485	$7,272,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,154,665	$672,926
Accrued expenses	910,722	1,171,281
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	573,435	573,435
Total current liabilities	2,740,713	2,519,533
Accrued post-retirement benefits, net of current portion	903,448	923,706
Total long-term liabilities	903,448	923,706
Total liabilities	3,644,161	3,443,239
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	132,114	132,114
Additional paid-in capital	69,415,785	69,413,628
Accumulated deficit	(65,711,101)	(65,724,342)
Total shareholders’ equity	3,844,324	3,828,926
Total liabilities and shareholders’ equity	$7,488,485	$7,272,165
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-months ended September 30,
	2013	2012
Net revenues:
Product revenue	$3,130,083	$2,269,577
Revenues, net	3,130,083	2,269,577
Costs and expenses:
Cost of goods sold	1,556,214	1,196,398
Marketing, general and administrative	1,212,962	1,405,586
Research and development	323,190	264,198
Total costs and expenses	3,092,366	2,866,182
Income (loss) from operations	37,717	(596,605)
Other income (expense)
Other income (expense)	1,068	64,781
Interest income	61	24
Interest expense	—	(92,596)
Total other income (expense)	1,129	(27,791)
Net income (loss) from continuing operations	38,846	(624,396)
Net (loss) income from discontinued operations before tax	(25,605)	190,960
Income tax expense	—	—
Net (loss) income from discontinued operations, net of tax	(25,605)	190,960
Net income (loss)	$13,241	$(433,436)
Net income (loss) per share
Basic:
Continuing operations	$—	$(0.08)
Discontinued operations	—	0.02
Net income (loss)	$—	$(0.06)
Diluted:
Continuing operations	$—	$(0.08)
Discontinued operations	—	0.02
Net income (loss)	$—	$(0.06)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,558,097	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS ) (UNAUDITED)

	For the three months ended September 30,
	2013	2012
Net income (loss)	$13,241	$(433,436)
Foreign currency translation	—	(61,829)
Total comprehensive income (loss)	$13,241	$(495,265)

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2013	7,526,430	$7,526	$132,114	$69,413,628	$(65,724,342)	$3,828,926
Net income	—	—	—	—	13,241	13,241
Compensation expense	—	—	—	2,157	—	2,157
Balance at September 30, 2013	7,526,430	$7,526	$132,114	$69,415,785	$(65,711,101)	$3,844,324
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$13,241	$(433,436)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities of continuing operations:
Loss (income) from discontinued operations	25,605	(190,960)
Depreciation and amortization	2,850	3,743
Compensation expense related to stock options	2,157	16,485
Other income	—	(1,192)
Change in operating assets and liabilities:
Accounts receivable, net	166,348	413,431
Inventory, net	(306,606)	(359,325)
Other current assets	64,338	28,612
Accounts payable and accrued expenses	221,180	(204,303)
Change in accrued post-retirement benefits	(20,258)	—
Net cash provided by (used in) operating activities from continuing operations	168,855	(726,945)
Net cash (used in) provided by operating activities from discontinued operations	(25,605)	455,942
Net cash provided by (used in) operating activities	143,250	(271,003)
Cash Flows from Investing Activities:
Purchase of fixed assets	(4,343)	—
Net cash (used in) investing activities from continuing operations	(4,343)	—
Purchase of fixed assets, discontinued operations	—	(8,618)
Net cash (used in) investing activities from discontinued operations	—	(8,618)
Net cash (used in) investing activities	(4,343)	(8,618)
Effect of exchange rate changes on cash and cash equivalents	—	(60,643)
Net increase (decrease) in cash and cash equivalents	138,907	(340,264)
Cash and cash equivalents, beginning of period	2,654,701	890,623
Cash and cash equivalents, end of period	$2,793,608	$550,359
Supplemental Schedule of Cash Flow Information:

Income taxes paid	$25,000	$—
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical” inactive), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. (discontinued), Drew Scientific Inc. (discontinued), and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (discontinued). All intercompany accounts and transactions have been eliminated.

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

As a result of these transactions the Company realized total gains of $4,019,000. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

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

As of September 30, 2013 and 2012 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $8,629 and $38,271, respectively. The remaining cost is expected to be recognized over a weighted average period of 1 year. For the three-month periods ended September 30, 2013 and 2012, $2,157 and $16,485 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended September 30, 2013 and 2012. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month periods ended September 30, 2013 and 2012.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30
	2013	2012

Numerator:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$38,846	$(624,396)
(Loss) income from discontinued operations	(25,605)	190,960
Net income (loss)	$13,241	$(433,436)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	31,667	—
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,558,097	7,526,430

Net income (loss) income per share
Basic:
Continuing operations	$—	$(0.08)
Discontinued operations	—	0.02
	$—	$(0.06)
Diluted:
Continuing operations	$—	$(0.08)
Discontinued operations	—	0.02
	$—	$(0.06)

4. Legal Proceedings

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

5. Segment Reporting

During the three-month periods ended September 30, 2013 and 2012, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The ECD segment which consisted of Drew Scientific, Inc., and its wholly owned subsidiary JAS, was reported under discontinued operations beginning with the Form 10-Q for three months ended September 30, 2012.

Separate management of each unit is required because each business unit is subject to different marketing, production and technology strategies.
The table below sets forth the income/losses from continuing operations for the three-months ended September 30, 2013 and 2012 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$3,130	$2,270	$—	$—	$3,130	$2,270
Total revenue, net	3,130	2,270	—	—	3,130	2,270
Costs and expenses:
Cost of goods sold	1,556	1,196	—	—	1,556	1,196
Marketing, general & admin	1,138	1,304	75	102	1,213	1,406
Research & development	323	264	—	—	323	264
Total costs and expenses	3,018	2,764	75	102	3,092	2,866
(Loss) from operations	112	(494)	(75)	(102)	38	(596)
Other (expense) and income:
Interest income	—	—	—	—	—	—
Other income	—	—	1	65	1	65
Interest expense	—	—	—	(93)	—	(93)
Total other (expense) and income	—	—	1	(28)	1	(28)
Income (loss) before taxes	112	(494)	(74)	(130)	39	(624)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net income (loss) from continuing operations	$112	$(494)	$(74)	$(130)	$39	$(624)

The Company operates in the healthcare market, specializing in the development, manufacture and marketing of ophthalmic medical devices and pharmaceuticals. The business segments reported above are the segments for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K for the year ended June 30, 2013. For the purposes of this illustration, corporate expenses, which consist primarily of executive management and administrative support functions, are allocated across the business segments based upon a methodology that has been established by the Company, which includes a number of factors and estimates and that has been consistently applied across the business segments. These expenses are otherwise included in the corporate segment.

During the three-month periods ended September 30, 2013 and 2012, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, UBM, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
Escalon and a former member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2013, Escalon had invested $444,000 in OTM and owned 45% of OTM. The Company provided administrative support functions to OTM. For the three-month periods ended September 30, 2013 and 2012, the Company recorded a gain of $0 and $1,000, respectively. On May 9, 2013 the board member related to OTM resigned from the board of directors and is therefore no longer a related party. Additionally, the Company has come to an understanding with OTM to discontinue any additional efforts and investment related to OTM and wrote off its remaining investment in OTM during the fourth quarter of the fiscal year ended June 30, 2013.
During the three-month period ended September 30, 2012, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended September 30, 2013 and 2012 was $0 and $11,250, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

7.     Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact to the Company’s consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the transparency of reporting these reclassifications.  Other comprehensive income (loss) includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to (i) present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (ii) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

8. Fair Value Measurements
On July 1, 2008, the Company adopted the FASB-issued authoritative guidance for the fair value of financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB-issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

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

As a result of these transactions the Company realized total gains of $4,019,000 before tax during fiscal year 2013 including $578,422 of cumulative translation adjustment reversal related to the ECD segment. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at September 30, 2013 and June 30, 2013 (in thousands):

	September 30	June 30,
	2013	2013
Total assets	$—	$—
Liabilities
Accrued lease termination costs	518	493
Total liabilities	518	493
Net liabilities of discontinued operations	$(518)	$(493)
Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and gain on sale of assets was approximately $2,717,000. The following table is in thousands:

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
The following tables summarize the results of discontinued operations for the three months ended September 30, 2013 and 2012 (in thousands):

For the three-month period ended September 30,	2013	2012
Revenue, net	$—	$3,637
Cost of goods sold	—	2,194
Marketing, general and administrative	26	1,176
Research & development	—	76
Total costs and expenses	26	3,446
Net (loss) income from discontinued operations	$(26)	$191

Assets and liabilities of discontinued operations of ECD included in the condensed consolidated balance sheets are summarized as follows at September 30, 2013 and June 30, 2013 (in thousands):

	September 30,	June 30,
	2013	2013
Total Assets	$—	$—
Liabilities
Accrued expenses	55	80
Total liabilities	55	80
Net liabilities of discontinued operations	$(55)	$(80)

11. Composition of Certain Assets

(In thousands)	September 30,	June 30,
	2013	2013
Inventories, net:
Raw Material	$1,195	$742
Work-In-Process	215	414
Finished Goods	750	698
Total	$2,160	$1,854

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2013 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three-Months Ended September 30, 2013 and 2012.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $860,000, or 37.9%, to $3,130,000 during the three-months ended September 30, 2013 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $343,000 in Sonomed’s ultrasound products, an increase of $451,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $66,000 in Trek products.

• Consolidated cost of goods sold from continuing operations totaled approximately $1,556,000, or 49.7%, of product revenue from continuing operations for the three months ended September 30, 2013, as compared to $1,196,000, or 52.7%, of product revenue from continuing operations for the same period of the prior fiscal year. The decrease of 3% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

• Total operating expenses decreased approximately $134,000, or 8.0%, during the three-month period ended September 30, 2013 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of $193,000, or 13.7%, offset by an increase of $59,000 or 22.3%, in research and development expenses.

• Net income from continuing operations was $39,000 for the three-months ended September 30, 2013. The return to profitability was achieved through higher than anticipated sales for the quarter combined with less research and development expenses than budgeted. The Company is planning to increase its research and development expenditures in future quarters as it updates existing products and developments new products. Increases in research and development expenses along with potential fluctuations in sales as the Company update its product offering may have a negative impact on future earnings.

Company Overview

The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com.Sonomed-Escalon segment consists of the operations of Sonomed, EMI, and Trek. Sonomed develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology. Trek develops, manufactures and distributes ophthalmic surgical products under the Trek Medical Products names. EMI manufactures and markets digital camera systems for ophthalmic fundus photography and image management systems.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2013. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
Revenue Recognition
The Company recognizes revenue from the sale of its products at the time of shipment, when title and risk of loss transfer. The Company provides products to its distributors at agreed upon wholesale prices and to the balance of its customers at set retail prices. Distributors can receive discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts are given.

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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets and goodwill in accordance with FASB guidance related to goodwill and other intangible assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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
In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. FASB issued authoritative guidance concerning accounting for income taxes also requires that the deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.
In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of cumulative losses and near-term forecasts of future taxable income that is consistent with the plans and estimates management is using to manage the underlying businesses.

Through September 30, 2013, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month periods Ended September 30, 2013 and 2012
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three-month periods ended September 30, 2013 and 2012.
Table amounts are in thousands:

	Three Months ended September 30,
	2013	2012	% Change
Product Revenue:
Sonomed-Escalon	$3,130	$2,270	37.9%
Total	$3,130	$2,270	37.9%
Consolidated product revenue from continuing operations increased approximately $860,000, or 37.9%, to $3,130,000 during the three months ended September 30, 2013 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $343,000 in Sonomed’s ultrasound products, an increase of $451,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $66,000 in Trek products.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months months ended September 30, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended September 30,
	2013	%	2012	%
Cost of Goods Sold:
Sonomed-Escalon	$1,556	49.7%	$1,196	52.7%
Total	$1,556	49.7%	$1,196	52.7%

Consolidated cost of goods sold from continuing operations totaled approximately $1,556,000, or 49.7%, of product revenue from continuing operations, for the three months ended September 30, 2013, as compared to $1,196,000, or 52.7%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 3% in cost of goods sold as a percentage of revenue is due mainly to the increased margin in digital products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months ended September 30, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended September 30,
	2013	2012	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$720	$753	(4.4)%
Corporate	493	653	(24.5)%
Total	$1,213	$1,406	(13.7)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $193,000, or 13.7%, to $1,213,000 during the three-months ended September 30, 2013, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $33,000, or 4.4%, to $720,000 during the three-months ended September 30, 2013 as compared to the same period last fiscal year. The increase is due to a decrease in meeting and marketing expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $160,000, or 24.5%, to $493,000 during the three-months ended September 30, 2013, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll due to the retirement of the CEO, stock option expense, SEC filing fees, and insurance expense offset by moving expenses.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three-months ended September 30, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended September 30,
	2013	2012	% Change
Research and Development:
Sonomed Escalon	$323	$264	22.3%
Total	$323	$264	22.3%
Consolidated research and development expenses from continuing operations increased $59,000, or 22.3%, to $323,000 during the three-months ended September 30, 2013, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business unit. The increase is related to increased engineering staff and related expenses. The Company intends to increase research and development expenses throughout the remainder of the fiscal year as it continues to update and develop its product offering.
Discontinued Operations

For the three-months ended September 30, 2013 and 2012, the Company had a net loss and net income from discontinued operations of the ECD segment of $26,000 and $191,000, respectively.

Other Income (expense)
The Company had other income of $0 and $1,000 related to its investment in Ocular Telehealth Management (“OTM”) during the three-months ended September 30, 2013 and 2012, respectively. (See note 6 of the notes to the condensed consolidated financial statements for more information on OTM.)

Interest expense was $0 and $93,000 for the three-months ended September 30, 2013 and 2012, respectively. The decrease in interest expense during the three-month periods is due to the settlement of the BHH acquisition debt in October 2012 and repayment of related party note payable (see Note 9 of the notes to the September 30, 2013 condensed consolidated financial statements).
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of September 30, 2013 and June 30, 2013. Table amounts are in thousands:

	September 30, 2013	June 30, 2013
Current Ratio:
Current assets	$6,738	$6,523
Less: Current liabilities	2,741	2,520
Working capital	$3,997	$4,003
Current ratio	2.5 to 1	2.6 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	—	—
Total debt	—	—
Total equity	3,844	3,829
Total capital	$3,844	$3,829
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $6,000 as of September 30, 2013, and the current ratio decreased to 2.5 to 1 from 2.6 to 1 when compared to June 30, 2013.
Debt to Total Capital Ratio was 0% as of September 30, 2013 and June 30, 2013.

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

Cash Used In or Provided By Operating Activities
During the three-month periods ended September 30, 2013 and 2012, the Company generated cash inflows from continuing operating activities of $169,000 and experienced cash outflows of $727,000, respectively. The net increase in cash provided by operating activities of approximately $896,000 for the three-month period ended September 30, 2013, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2013, the Company had a net income of $13,000, which includes net loss from discontinued operations of $26,000, and experienced net cash in flows from a decrease in other current assets of $64,000, a decrease in accounts receivable of $166,000, an increase in accounts payable and accrued expenses of $221,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $3,000 and $2,000, respectively. These cash in-flows were partially offset by an increase in inventory and payment of post-retirement benefits of $307,000 and $20,000, respectively.
For the three-month period ended September 30, 2012, the Company had a net loss of $433,000, which includes net income from discontinued operations of $191,000, and experienced net cash in flows from a decrease in accounts receivable of $413,000 , a decrease in other current assets of $29,000, and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $4,000 and $16,000, respectively. These cash in-flows were partially offset by an increase in inventory of $359,000, and a decrease in accounts payable and accrued expenses of $204,000.

Cash flow from operations also included $26,000 used in operating activities from discontinued operations and $456,000 provided by operating activities from discontinued operations for the three months ended September 30, 2013 and 2012, respectively. These cash activities are not expected to recur in future periods.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $4,000 were due to the purchase of fixed assets during the three-month period ended September 30, 2013.
Cash flows used in investing activities of $9,000 were related to purchase of fixed assets in discontinued operations during the three-month period ended September 30, 2012.
There were no cash flows used in (provided by) financing activities during the three-month period ended September 30, 2013 and 2012.
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2013 and 2012.

The following table presents the Company's contractual obligations as of September 30, 2013 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$1,441,514	$410,699	$749,341	$281,474	$—
Total	$1,441,514	$410,699	$749,341	$281,474	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings (see footnote 10 for details on the court proceedings related to the insolvency declaration at BHH).

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2013.

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

Escalon Medical Corp.
(Registrant)

Date: November 12, 2013	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer