Form 10-Q
period 2013-12-31
ESCALON MEDICAL CORP
filed 2014-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2013
Commission File Number 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Church Road, Suite 200, Ardmore, PA 19003
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 13, 2014.

TABLE OF CONTENTS

		Page
	PART I Financial Information
Item I.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2013 and 2012 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended December 31, 2013 and 2012 (Unaudited)	4
	Condensed Consolidated Statement of Shareholders' Equity for the six-month period ended December 31, 2013 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2013 and 2012 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T.	Controls and Procedures	22

	PART II Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	22

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,565,156	$2,654,701
Accounts receivable, net	1,687,557	1,725,841
Inventory, net	2,235,488	1,853,686
Other current assets	218,529	288,598
Total current assets	6,706,730	6,522,826
Property and equipment, net	27,939	12,594
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	5,600	6,712
Total assets	$7,470,302	$7,272,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100,027	$672,926
Accrued expenses	1,048,893	1,171,281
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	598,591	573,435
Total current liabilities	2,849,402	2,519,533
Accrued post-retirement benefits, net of current portion	882,968	923,706
Total long-term liability	882,968	923,706
Total liabilities	3,732,370	3,443,239
Shareholders equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	—	132,114
Additional paid-in capital	69,550,057	69,413,628
Accumulated deficit	(65,819,651)	(65,724,342)
Total shareholders’ equity	3,737,932	3,828,926
Total liabilities and shareholders’ equity	$7,470,302	$7,272,165
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six-months ended December 31,
	2013	2012	2013	2012
Net revenues:
Product revenue	$3,078,485	$3,640,761	$6,208,568	$5,910,338
Revenues, net	3,078,485	3,640,761	6,208,568	5,910,338
Costs and expenses:
Cost of goods sold	1,510,322	1,776,054	3,066,536	2,972,452
Marketing, general and administrative	1,280,427	1,488,915	2,493,390	2,894,501
Research and development	377,042	266,169	700,232	530,367
Total costs and expenses	3,167,791	3,531,138	6,260,158	6,397,320
(Loss) income from operations	(89,306)	109,623	(51,590)	(486,982)
Other income (expense)
Other income	6,535	16,842	7,603	81,623
Interest income	56	62	117	91
Interest expense	—	—	—	(92,596)
Total other income (expense)	6,591	16,904	7,720	(10,882)
Net (loss) income from continuing operations	(82,715)	126,527	(43,870)	(497,864)
Net (loss) income from discontinued operations before tax	(25,834)	3,946,858	(51,439)	4,137,824
Income tax expense	—	(80,000)	—	(80,000)
Net (loss) income from discontinued operations, net of tax	(25,834)	3,866,858	(51,439)	4,057,824
Net (loss) income	$(108,549)	$3,993,385	$(95,309)	$3,559,960
Net (loss) income per share
Basic:
Continuing operations	$(0.01)	$0.02	$—	$(0.07)
Discontinued operations	—	0.51	(0.01)	0.54
Net (loss) income	$(0.01)	$0.53	$(0.01)	$0.47
Diluted:
Continuing operations	$(0.01)	$0.02	$—	$(0.07)
Discontinued operations	—	0.51	(0.01)	0.54
Net (loss) income	$(0.01)	$0.53	$(0.01)	$0.47
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS ) INCOME (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net (loss) income	$(108,549)	$3,993,385	$(95,309)	$3,559,960
Foreign currency translation	—	(971)	—	(62,800)
Add: Reclassification adjustment for foreign currency losses included in net income (loss)	—	578,422	—	578,422
Total comprehensive (loss) income	$(108,549)	$4,570,836	$(95,309)	$4,075,582

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2013	7,526,430	$7,526	$132,114	$69,413,628	$(65,724,342)	$3,828,926
Net loss	—	—	—	—	(95,309)	(95,309)
Expired warrants	—	—	(132,114)	132,114	—	—
Compensation expense	—	—	—	4,315	—	4,315
Balance at December 31, 2013	7,526,430	$7,526	$—	$69,550,057	$(65,819,651)	$3,737,932
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(95,309)	$3,559,960
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities of continuing operations:
Loss (income) from discontinued operations	51,439	(4,057,824)
Depreciation and amortization	4,597	6,992
Compensation expense related to stock options	4,315	25,647
Other income	—	(81,623)
Change in operating assets and liabilities:
Accounts receivable, net	38,284	(478,645)
Inventory, net	(381,802)	(278,092)
Other current assets	70,069	25,764
Accounts payable and accrued expenses	304,712	173,081
Change in accrued post-retirement benefits	(40,738)	—
Net cash (used in) operating activities from continuing operations	(44,433)	(1,104,740)
Net cash (used in) provided by operating activities from discontinued operations	(26,282)	88,445
Net cash (used in) operating activities	(70,715)	(1,016,295)
Cash Flows from Investing Activities:
Purchase of fixed assets	(18,830)	—
Net cash (used in) investing activities from continuing operations	(18,830)	—
Proceeds from sale of Drew Scientific	—	6,500,000
Purchase of fixed assets, discontinued operations	—	(8,618)
Net cash provided by investing activities from discontinued operations	—	6,491,382
Net cash (used in) provided by investing activities	(18,830)	6,491,382
Cash Flows from Financing Activities:
Repayments of related party note payable	—	(300,000)
Net cash (used in) financing activities from continuing operations	—	(300,000)
Principal payments on long-term debt	—	(2,487,480)
Net cash (used in) financing activities from discontinued operations	—	(2,487,480)
Net cash (used in) financing activities	—	(2,787,480)
Net (decrease) increase in cash and cash equivalents	(89,545)	2,687,607
Cash and cash equivalents, beginning of period	2,654,701	890,623
Cash and cash equivalents, end of period	$2,565,156	$3,578,230
Supplemental Schedule of Cash Flow Information:

Interest paid	$—	$32,216
Income taxes paid	$25,000	$—
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

As of December 31, 2013 and 2012 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $6,472 and $29,110, respectively. The remaining cost is expected to be recognized over a weighted average period of 0.75 years. For the three-month periods ended December 31, 2013 and 2012, $2,158 and $9,162 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2013 and 2012, $4,315 and $25,647 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the six-month periods ended December 31, 2013 and 2012. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the six-month periods ended December 31, 2013 and 2012.

2013 Equity Plan

On December 28, 2013, the shareholders of the Company approved the Company's 2013 Equity Plan (2013 Equity Plan) at the Company's 2013 annual meeting of shareholders. The purpose of the 2013 Equity Plan is to provide a means by which certain employees and directors of, and others providing services to or having a relationship with, the Company and its subsidiaries may be given an opportunity to acquire shares of the Company’s common stock. There were not stock option grants made under the 2013 Equity Plan as of December 31, 2013.

Our 2013 Equity Plan will permit the granting of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights ("SARs") and other equity-based awards (collectively, "grants"). The maximum number of shares of our common stock that we may issue under our Plan may not exceed 550,000 shares, all of which may be granted as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The number of shares of our common stock that will be subject to grants made under our 2013 Equity Plan will be increased annually on July 1 of each year commencing July 1, 2014, until the expiration of our 2013 Equity Plan by a number equal to the lesser of (i) 10,000 shares of our common stock, (ii) 4% of the shares of our capital stock outstanding on such date, calculated on a common-equivalent basis, or (iii) an amount determined by our board of directors. If a grant expires or terminates for any reason before it is fully vested or exercised, or if any grant is forfeited, we may again make the number of shares subject to that grant that the participant has not purchased or that has not vested subject to another grant under our Plan. We will make appropriate adjustments to outstanding grants and to the number or kind of shares subject to our 2013 Equity Plan in the event of a stock split, reverse stock split, stock dividend, share combination or reclassification and certain other types of corporate transactions, including a merger or a sale of all or substantially all of our assets. The maximum number of shares of our common stock that may be subject to grants made under our Plan to any individual in any calendar year may not exceed 550,000 shares.

3. Net (Loss) income earnings per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Numerator:
Numerator for basic and diluted earnings per share
(Loss) income from continuing operations	$(82,715)	$126,527	$(43,870)	$(497,864)
(Loss) income from discontinued operations	(25,834)	3,866,858	(51,439)	4,057,824
Net (loss) income	$(108,549)	$3,993,385	$(95,309)	$3,559,960
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) income per share
Basic:
Continuing operations	$(0.01)	$0.02	$—	$(0.07)
Discontinued operations	—	0.51	(0.01)	0.54
	$(0.01)	$0.53	$(0.01)	$0.47
Diluted:
Continuing operations	$(0.01)	$0.02	$—	$(0.07)
Discontinued operations	—	0.51	(0.01)	0.54
	$(0.01)	$0.53	$(0.01)	$0.47

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

5. Segment Reporting

During the six-month periods ended December 31, 2013 and 2012, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

Management reviews financial information, allocates resources, and manages the business as two segments: Sonomed-Escalon and Corporate. The Sonomed-Escalon segment consists of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of ophthalmic medical devices. The Corporate segment includes the administrative corporate operations of the consolidated group. The ECD segment which consisted of Drew Scientific, Inc., and its wholly owned subsidiary JAS, was reported under discontinued operations beginning with the Form 10-Q for three months ended September 30, 2012.
The table below sets forth the income/losses from continuing operations for the three-month periods ended December 31, 2013 and 2012 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$3,078	$3,641	$—	$—	$3,078	$3,641
Total revenue, net	3,078	3,641	—	—	3,078	3,641
Costs and expenses:
Cost of goods sold	1,510	1,776	—	—	1,510	1,776
Marketing, general & administration	1,262	1,340	19	149	1,280	1,489
Research & development	377	266	—	—	377	266
Total costs and expenses	3,149	3,382	19	149	3,168	3,531
(Loss) income from operations	(71)	259	(19)	(149)	(89)	110
Other (expense) and income:
Other income (expense)	—	—	7	17	7	17
Total other income and (expense)	—	—	7	17	7	17
(Loss) income before taxes	(71)	259	(12)	(132)	(83)	127
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net (loss) income from continuing operations	$(71)	$259	$(12)	$(132)	$(83)	$127

The table below sets forth the income/losses from continuing operations for the six-month periods ended December 31, 2013 and 2012 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2013	2012	2013	2012	2013	2012
Revenues, net:
Product revenue	$6,209	$5,910	$—	$—	$6,209	$5,910
Total revenue, net	6,209	5,910	—	—	6,209	5,910
Costs and expenses:
Cost of goods sold	3,067	2,972	—	—	3,067	2,972
Marketing, general & admin	2,332	2,683	162	212	2,494	2,895
Research & development	700	530	—	—	700	530
Total costs and expenses	6,099	6,185	162	212	6,261	6,397
Income (loss) from operations	110	(275)	(162)	(212)	(52)	(487)
Other (expense) and income:
Other income	—	—	8	82	8	82
Interest expense	—	—	—	(93)	—	(93)
Total other (expense) and income	—	—	8	(11)	8	(11)
Income (loss) before taxes	110	(275)	(154)	(223)	(44)	(498)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net income (loss) from continuing operations	$110	$(275)	$(154)	$(223)	$(44)	$(498)

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

During the six-month periods ended December 31, 2013 and 2012, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, UBM, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
During the six-month period ended December 31, 2012, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the six-month periods ended December 31, 2013 and 2012 was $0 and $11,250, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012; therefore there was no related party interest expense for the three month periods ended December 31, 2013 and 2012.

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
The following tables summarize the results of discontinued operations of BHH for the three-month and six-month periods ended December 31, 2013 and 2012 (in thousands):

For the Three Months Ended December 31,	2013	2012
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	25	—
Research & development	—	—
Total Costs and expenses	25	—
Loss from discontinued operations	$(25)	$—

For the Six Months Ended December 31,	2013	2012
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	50	—
Research & development	—	—
Total Costs and expenses	50	—

Loss from discontinued operations	(50)	—
Loss on liquidation of net assets from discontinued operations	—	—
Net loss from discontinued operations	$(50)	$—

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2013 and June 30, 2013 (in thousands):

	December 31,	June 30,
	2013	2013
Total assets	$—	$—
Liabilities
Accrued lease termination costs	543	493
Total liabilities	543	493
Net liabilities of discontinued operations	$(543)	$(493)
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
The following tables summarize the results of discontinued operations for the three-month and six-month periods ended December 31, 2013 and 2012 (in thousands):

For the three-month period ended December 31,	2013	2012
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	1	72
Research & development	—	—
Total costs and expenses	1	72
Other expense	—	—
Net (loss) from discontinued operations	(1)	(72)
Gain from sale of assets and debt settlement net of tax (CTA included)	—	3,939
Net (loss) income from discontinued operations, net of tax	$(1)	$3,867

For the six-month period ended December 31,	2013	2012
Revenue, net	$—	$3,637
Cost of goods sold		2,194
Marketing, general and administrative	2	1,248
Research & development	—	76
Total costs and expenses	2	3,518
Net (loss) income from discontinued operations	(2)	119
Gain from sale of assets and debt settlement, net of tax (CTA included)	—	3,939
Net loss (income)	$(2)	$4,058

Assets and liabilities of discontinued operations of ECD included in the condensed consolidated balance sheets are summarized as follows at December 31, 2013 and June 30, 2013 (in thousands):

	December 31,	June 30,
	2013	2013
Total Assets	$—	$—
Liabilities
Accrued expenses	55	80
Total liabilities	55	80
Net liabilities of discontinued operations	$(55)	$(80)

11. Composition of Certain Assets

(In thousands)	December 31,	June 30,
	2013	2013
Inventory, net:
Raw Material	$1,019	$742
Work-In-Process	321	414
Finished Goods	896	698
Total	$2,236	$1,854

12. Expired warrants

On November 20, 2008, the Company completed a$1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional150,000 shares of common stock at an exercise price of $1.21 per share, which expired in five years. The warrants have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses of $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,526,430 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants. The warrants expired on November 20, 2013. As a result the fair value of the warrants were reclassed to additional paid-in capital for the six-month period ended December 31, 2013.

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

Executive Overview—Six-months Ended December 31, 2013 and 2012.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $299,000, or 5%, to $6,209,000 during the six-months ended December 31, 2013 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $293,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $75,000 in Trek products offset by a decrease of $69,000 in Sonomed’s ultrasound products.

• Consolidated cost of goods sold from continuing operations totaled approximately $3,067,000, or 49.4%, of product revenue from continuing operations for the six months ended December 31, 2013, as compared to $2,972,000, or 50.3%, of product revenue from continuing operations for the same period of the prior fiscal year. The decrease of 0.9% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

• Total operating expenses decreased approximately $231,000, or 6.8%, during the six months ended December 31, 2013 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of $401,000, or 13.9%, offset by an increase of $170,000 or 32.0%, in research and development expenses.

• Net loss from continuing operations was approximately $44,000 for the six-months ended December 31, 2013. The Company is planning to increase its research and development expenditures in future quarters as it updates existing products and develops new products. Increases in research and development expenses along with potential fluctuations in sales as the Company updates its product offerings may have a negative impact on future earnings.

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

The buyer (distributor) places a purchase order with the Company; the terms of the sale are cash in advance, cash on delivery or credit. Customer credit is determined based on the Company's policies and procedures related to the buyer's (distributor's) creditworthiness. Based on this determination, the Company believes that collectibility is reasonably assured.

The Company assesses collectibility based on creditworthiness of the customer and past transaction history. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers. For many of the Company's international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted.
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets and goodwill in accordance with FASB guidance related to goodwill and other intangible assets or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.

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
Through December 31, 2013, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and six-month periods Ended December 31, 2013 and 2012
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three-month and six-month periods ended December 31, 2013 and 2012.
Table amounts are in thousands:

	Three Months Ended December 31,			Six Months ended December 31,
	2013	2012	% Change	2013	2012	% Change
Product Revenue:
Sonomed-Escalon	$3,078	$3,641	(15.5)%	$6,209	$5,910	5.0%
Total	$3,078	$3,641	(15.5)%	$6,209	$5,910	5.0%
Consolidated product revenue from continuing operations decreased approximately $563,000, or 15.5%, to $3,078,000 during the three months ended December 31, 2013 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $412,000 in Sonomed’s ultrasound products, a decrease of $159,000 in EMI’s digital imaging cameras and AXIS image management systems offset by an increase of $8,000 in Trek products.
Consolidated product revenue from continuing operations increased approximately $299,000, or 5%, to $6,209,000 during the six months ended December 31, 2013 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $293,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $75,000 in Trek products offset by a decrease of $69,000 in Sonomed’s ultrasound products.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months and six months ended December 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	%	2012	%	2013	%	2012	%
Cost of Goods Sold:
Sonomed-Escalon	$1,510	49.1%	$1,776	48.8%	$3,067	49.4%	$2,972	50.3%
Total	$1,510	49.1%	$1,776	48.8%	$3,067	49.4%	$2,972	50.3%

Consolidated cost of goods sold from continuing operations totaled approximately $1,510,000, or 49.1%, of product revenue from continuing operations, for the three months ended December 31, 2013, as compared to $1,776,000, or 48.8%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 0.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in digital products.

Consolidated cost of goods sold from continuing operations totaled approximately $3,067,000, or 49.4%, of product revenue from continuing operations, for the six months ended December 31, 2013, as compared to $2,972,000, or 50.3%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 0.9% in cost of goods sold as a percentage of revenue is due mainly to the increased margin in digital products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months and six months ended December 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$711	$790	(10.0)%	$1,442	$1,542	(6.5)%
Corporate	569	699	(18.6)%	1,051	1,353	(22.2)%
Total	$1,280	$1,489	(14.0)%	$2,493	$2,895	(13.9)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $209,000, or 14.0%, to $1,280,000 during the three-months ended December 31, 2013, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $79,000, or 10.0%, to $711,000 during the three-months ended December 31, 2013 as compared to the same period last fiscal year. The decrease is due to a decrease in payroll related to reduction in headcount, commission and travel expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $130,000, or 18.6%, to $569,000 during the three-months ended December 31, 2013, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll related to the retirement of the CEO, stock option expense, SEC reporting fees, and insurance expense offset by an increase in meeting and exhibition expense.
Consolidated marketing, general and administrative expenses from continuing operations decreased $402,000, or 13.9%, to $2,493,000 during the six-months ended December 31, 2013, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $100,000, or 6.5%, to $1,442,000 during the six-months ended December 31, 2013 as compared to the same period last fiscal year. The decrease is due to a decrease in payroll related to a decrease in headcount, commission, advertising and travel expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $302,000, or 22.2%, to $1,051,000 during the six-months ended December 31, 2013, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll related to the retirement of the CEO, stock option expense, SEC reporting fees, and insurance expense offset by an increase in meeting and exhibition expense and moving expenses.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three-months and six-months ended December 31, 2013 and 2012. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Research and Development:
Sonomed Escalon	$377	$266	41.7%	$700	$530	32.1%
Total	$377	$266	41.7%	$700	$530	32.1%
Consolidated research and development expenses from continuing operations increased $111,000, or 41.7%, to $377,000 during the three-months ended December 31, 2013, as compared to the same period of the prior fiscal year. The increase is related to increased engineering staff and related expenses.
Consolidated research and development expenses from continuing operations increased $170,000, or 32.1%, to $700,000 during the six-months ended December 31, 2013, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business unit. The increase is related to increased engineering staff and related expenses. The Company intends to increase research and development expenses throughout the remainder of the fiscal year as it continues to update and develop its product offering.
Discontinued Operations

For the three-months ended December 31, 2013 and 2012, the Company had a net loss and net income from discontinued operations of the BHH and ECD segments of $26,000 and $3,867,000, respectively. For the six-months ended December 31, 2013 and 2012, the Company had a net loss and net income from discontinued operations of the BHH and ECD segments of $51,000 and $4,058,000, respectively.

Other Income (expense)
The Company had other income of $7,000 and $17,000 during the three-months ended December 31, 2013 and 2012, respectively. Other income was $8,000 and $82,000 during the six-months ended December 31, 2013 and 2012, respectively.
There was no interest expense for the three-months ended December 31, 2013 and 2012. Interest expense was $0 and $93,000 for the six-months ended December 31, 2013 and 2012, respectively. The decrease in interest expense during the six-month periods is due to the settlement of the BHH acquisition debt in October 2012 (see Note 6 of the notes to the December 31, 2013 condensed consolidated financial statements) and repayment of related party note payable.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of December 31, 2013 and June 30, 2013. Table amounts are in thousands:

	December 31, 2013	June 30, 2013
Current Ratio:
Current assets	$6,707	$6,523
Less: Current liabilities	2,849	2,520
Working capital	$3,858	$4,003
Current ratio	2.4 to 1	2.6 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	3,738	3,829
Total capital	$3,738	$3,829
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $145,000 as of December 31, 2013, and the current ratio decreased to 2.4 to 1 from 2.6 to 1 when compared to June 30, 2013.
Debt to Total Capital Ratio was 0% as of December 31, 2013 and June 30, 2013, as the Company had no long term debt as of these dates.

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

The Company expects to have sufficient cash to fund its operations over the next 12 months.

Cash Used In or Provided By Operating Activities

During the six-month periods ended December 31, 2013 and 2012, the Company experienced cash outflows of $71,000, and $1,016,000 respectively. The net decrease in cash used in operating activities of approximately $945,000 for the six-month period ended December 31, 2013, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2013, the Company had a net loss of $95,000, which includes net loss from discontinued operations of $51,000, and experienced net cash in flows from a decrease in other current and long-term assets of $70,000, a decrease in accounts receivable of $38,000, an increase in accounts payable and accrued expenses of $330,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $5,000 and $4,000, respectively. These cash in-flows were offset by an increase in inventory and payment of post-retirement benefits of $382,000 and $41,000, respectively.
For the six-month period ended December 31, 2012, the Company had a net income of $3,560,000, which includes net income from discontinued operations of $4,058,000, and experienced net cash in flows from a decrease in other current assets of $25,000, an increase in accounts payable and accrued expenses of $173,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $26,000, respectively. These cash in-flows were partially offset by an increase in inventory of $278,000, an increase in accounts receivable of $479,000, and other income of $82,000.
Cash flow from operations also included $51,000 used in operating activities from discontinued operations and $88,000 provided by operating activities from discontinued operations for the six months ended December 31, 2013 and 2012, respectively. These cash activities are not expected to recur in future periods.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $19,000 were due to the purchase of fixed assets during the six-month period ended December 31, 2013. Cash flows from investing activities of $6,491,000 were due to the proceeds from sale of Drew's net assets of $6,500,000 and offset by purchase of fixed assets from discontinued operation of $9,000 during the six-month period ended December 31, 2012.
There were no cash flows used in (provided by) financing activities during the six-month period ended December 31, 2013. Cash flows used in financing activities during the six-month period ended December 31, 2012 were related to the payment for related party note payable of $300,000 and payment for debt settlement of $2,487,000.
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2013 and 2012.

The following table presents the Company's contractual obligations as of December 31, 2013 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$1,315,075	$410,549	$699,818	$204,708	$—
Total	$1,315,075	$410,549	$699,818	$204,708	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings (see footnote 10. for details on the court proceedings related to the insolvency declaration at BHH).

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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2014	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2014	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer