Form 10-Q
period 2014-03-31
ESCALON MEDICAL CORP
filed 2014-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 14, 2014.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,409,396	$2,654,701
Accounts receivable, net	1,686,857	1,725,841
Inventory, net	2,465,056	1,853,686
Other current assets	225,288	288,598
Total current assets	6,786,597	6,522,826
Property and equipment, net	26,482	12,594
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	5,200	6,712
Total assets	$7,548,312	$7,272,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,002,368	$672,926
Accrued expenses	1,132,111	1,171,281
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	623,382	573,435
Total current liabilities	2,859,752	2,519,533
Accrued post-retirement benefits, net of current portion	862,385	923,706
Total long-term liability	862,385	923,706
Total liabilities	3,722,137	3,443,239
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	—	132,114
Additional paid-in capital	69,552,214	69,413,628
Accumulated deficit	(65,733,565)	(65,724,342)
Total shareholders’ equity	3,826,175	3,828,926
Total liabilities and shareholders’ equity	$7,548,312	$7,272,165
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues:
Product revenue	$3,151,651	$2,724,740	$9,360,219	$8,635,078
Revenues, net	3,151,651	2,724,740	9,360,219	8,635,078
Costs and expenses:
Cost of goods sold	1,473,334	1,337,442	4,539,870	4,309,894
Marketing, general and administrative	1,250,159	1,409,274	3,743,548	4,303,775
Research and development	315,850	272,889	1,016,082	803,256
Total costs and expenses	3,039,343	3,019,605	9,299,500	9,416,925
Income (loss) from operations	112,308	(294,865)	60,719	(781,847)
Other income (expense)
Other income	—	11,033	7,543	79,770
Interest income	46	71	164	132
Interest expense	—	—	—	(79,479)
Total other income (expense)	46	11,104	7,707	423
Net income (loss) from continuing operations	112,354	(283,761)	68,426	(781,424)
(Loss) income from discontinued operations before tax	(26,270)	(2,103)	(77,649)	4,135,506
Income tax expense	—	—	—	(80,000)
Net (loss) income from discontinued operations, net of tax	(26,270)	(2,103)	(77,649)	4,055,506
Net income (loss)	$86,084	$(285,864)	$(9,223)	$3,274,082
Net income (loss) per share
Basic:
Continuing operations	$0.01	$(0.04)	$0.01	$(0.10)
Discontinued operations	—	—	(0.01)	0.54
Net income (loss)	$0.01	$(0.04)	$—	$0.44
Diluted:
Continuing operations	$0.01	$(0.04)	$0.01	$(0.10)
Discontinued operations	—	—	(0.01)	0.54
Net income (loss)	$0.01	$(0.04)	$—	$0.44
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$86,084	$(285,864)	$(9,223)	$3,274,082
Foreign currency translation	—	—	—	(62,800)
Reclassification adjustment for foreign currency losses included in net income (loss)		$—	$—	$578,422
Total comprehensive (loss) income	$86,084	$(285,864)	$(9,223)	$3,789,704

See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2013	7,526,430	$7,526	$132,114	$69,413,628	$(65,724,342)	$3,828,926
Net loss	—	—	—	—	(9,223)	(9,223)
Expired warrants			(132,114)	132,114
Compensation expense	—	—	—	6,472	—	6,472
Balance at March 31, 2014	7,526,430	$7,526	$—	$69,552,214	$(65,733,565)	$3,826,175
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(9,223)	$3,274,082
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities of continuing operations:
Loss (income) from discontinued operations	77,649	(4,055,506)
Depreciation and amortization	7,458	16,265
Compensation expense related to stock options	6,472	34,808
Other income	—	(16,182)
Change in operating assets and liabilities:
Accounts receivable, net	38,984	(36,230)
Inventory, net	(611,370)	(577,400)
Other current assets	63,310	19,940
Accounts payable and accrued expenses	290,272	(376,511)
Change in accrued post-retirement benefits	(61,321)	—
Net cash (used in) operating activities from continuing operations	(197,769)	(1,716,734)
Net cash (used in) provided by operating activities from discontinued operations	(27,702)	405,703
Net cash (used in) operating activities	(225,471)	(1,311,031)
Cash Flows from Investing Activities:
Purchase of fixed assets	(19,834)	—
Net cash (used in) investing activities from continuing operations	(19,834)	—
Proceeds from sale of Drew Scientific	—	6,500,000
Purchase of fixed assets, discontinued operations	—	(8,618)
Net cash provided by investing activities from discontinued operations	—	6,491,382
Net cash (used in) provided by investing activities	(19,834)	6,491,382
Cash Flows from Financing Activities:
Repayments of related party note payable	—	(300,000)
Net cash (used in) financing activities from continuing operations	—	(300,000)
Principal payments on long-term debt	—	(2,487,480)
Net cash (used in) financing activities from discontinued operations	—	(2,487,480)
Net cash (used in) financing activities	—	(2,787,480)
Net (decrease) increase in cash and cash equivalents	(245,305)	2,392,871
Cash and cash equivalents, beginning of period	2,654,701	890,623
Cash and cash equivalents, end of period	$2,409,396	$3,283,494
Supplemental Schedule of Cash Flow Information:

Interest paid	$—	$32,216
Income taxes paid	$25,000	$—
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (inactive), Escalon Digital Solutions, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical” inactive), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. (discontinued), Drew Scientific Inc. (discontinued), and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (discontinued). All intercompany accounts and transactions have been eliminated.

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

As a result of these transactions the Company realized total gains of approximately $4,019,000. The total gain brought the Company back into compliance with the minimum $2,500,000 stockholders' equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

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

As of March 31, 2014 and 2013 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $4,314 and $19,949, respectively. The remaining cost is expected to be recognized over a weighted average period of 0.5 years. For the three-month periods ended March 31, 2014 and 2013, $2,158 and $9,161 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2014 and 2013, $6,472 and $34,808 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the nine-month periods ended March 31, 2014 and 2013. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the nine-month periods ended March 31, 2014 and 2013.

2013 Equity Plan

On December 28, 2013, the shareholders of the Company approved the Company's 2013 Equity Plan (2013 Equity Plan) at the Company's 2013 annual meeting of shareholders. The purpose of the 2013 Equity Plan is to provide a means by which certain employees and directors of, and others providing services to or having a relationship with, the Company and its subsidiaries may be given an opportunity to acquire shares of the Company’s common stock. There were not stock option grants made under the 2013 Equity Plan as of March 31, 2014.

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

3. Net income (loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Numerator:
Numerator for basic and diluted earnings per share
Net income (loss) from continuing operations	$112,354	$(283,761)	$68,426	$(781,424)
Net (loss) income from discontinued operations, net of tax	(26,270)	(2,103)	(77,649)	4,055,506
Net income (loss)	$86,084	$(285,864)	$(9,223)	$3,274,082
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$0.01	$(0.04)	$0.01	$(0.10)
Discontinued operations	—	—	(0.01)	0.54
	$0.01	$(0.04)	$—	$0.44
Diluted:
Continuing operations	$0.01	$(0.04)	$0.01	$(0.10)
Discontinued operations	—	—	(0.01)	0.54
	$0.01	$(0.04)	$—	$0.44

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

5. Segment Reporting

During the nine-month periods ended March 31, 2014 and 2013, the Company's continuing operations were classified into two principal reportable business units that provide different products or services.

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
The table below sets forth the income/losses from continuing operations for the three-month periods ended March 31, 2014 and 2013 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2014	2013	2014	2013	2014	2013
Revenues, net:
Product revenue	$3,152	$2,725	$—	$—	$3,152	$2,725
Total revenue, net	3,152	2,725	—	—	3,152	2,725
Costs and expenses:
Cost of goods sold	1,473	1,337	—	—	1,473	1,337
Marketing, general & administration	1,166	1,340	84	69	1,250	1,409
Research & development	316	273	—	—	316	273
Total costs and expenses	2,955	2,950	84	69	3,039	3,019
(Loss) income from operations	197	(225)	(84)	(69)	113	(294)
Other income:
Other income	—	—	—	11	—	11
Total other income and (expense)	—	—	—	11	—	11
(Loss) income before taxes	197	(225)	(84)	(58)	113	(284)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net (loss) income from continuing operations	$197	$(225)	$(84)	$(58)	$113	$(284)

The table below sets forth the income/losses from continuing operations for the nine-month periods ended March 31, 2014 and 2013 (in thousands).

	Sonomed-Escalon		Corporate		Total
	2014	2013	2014	2013	2014	2013
Revenues, net:
Product revenue	$9,360	$8,635	$—	$—	$9,360	$8,635
Total revenue, net	9,360	8,635	—	—	9,360	8,635
Costs and expenses:
Cost of goods sold	4,540	4,310	—	—	4,540	4,310
Marketing, general & admin	3,498	4,023	246	281	3,744	4,304
Research & development	1,016	803	—	—	1,016	803
Total costs and expenses	9,054	9,136	246	281	9,300	9,417
Income (loss) from operations	306	(501)	(246)	(281)	60	(782)
Other (expense) and income:
Other income	—	—	8	80	8	80
Interest expense	—	—	—	(79)	—	(79)
Total other (expense) and income	—	—	8	1	8	1
Income (loss) before taxes	306	(501)	(238)	(280)	68	(781)
Income taxes (benefits) from continuing operations	—	—	—	—	—	—
Net income (loss) from continuing operations	$306	$(501)	$(238)	$(280)	$68	$(781)

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

During the nine-month periods ended March 31, 2014 and 2013, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans, UBM, pachymeters, Digital imaging products, ISPAN™ gas products and various disposable ophthalmic surgical products.

6. Related Party Transactions
During the nine-month period ended March 31, 2013, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the nine-month periods ended March 31, 2014 and 2013 was $0 and $11,250, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012; therefore there was no related party interest expense for the three month periods ended March 31, 2014 and 2013.

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

In July 2013, FASB issued Accounting Standards Update 2014-02 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. Under the new provision an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with some exceptions. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

In March 2014, FASB issued Accounting Standards Update 2014-07 Consolidation (Topic 810) Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The amendments permit a private company lessee (the reporting entity) to elect an alternative not to apply VIE guidance to a lessor entity if (a) the private company lessee and the lessor entity are under common control, (b) the private company lessee has a lease arrangement with the lessor entity, (c) substantially all of the activities between the private company lessee and the lessor entity are related to leasing activities (including supporting leasing activities) between those two entities, and (d) if the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor entity related to the asset leased by the private company, then the principal amount of the obligation at inception of such guarantee or collateral arrangement does not exceed the value of the asset leased by the private company from the lessor entity. The alternative will be effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

In April 2014 FASB issued Accounting Standards Update 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new provision only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements; a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations; and a disposal of an equity method investment that meets the definition of discontinued operation is reported in discontinued operations. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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
The following tables summarize the results of discontinued operations of BHH for the three-month and nine-month periods ended March 31, 2014 and 2013 (in thousands):

For the three months ended March 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	25	—
Research & development	—	—
Total Costs and expenses	25	—
Loss from discontinued operations	$(25)	$—

For the nine months ended March 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	75	—
Research & development	—	—
Total Costs and expenses	75	—

Loss from discontinued operations	$(75)	$—

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at March 31, 2014 and June 30, 2013 (in thousands):

	March 31,	June 30,
	2014	2013
Total assets	$—	$—
Liabilities
Accrued lease termination costs	568	493
Total liabilities	568	493
Net liabilities of discontinued operations	$(568)	$(493)
Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was

$6,500,000 in cash and gain on sale of assets was approximately $2,717,000. The following table is in thousands:

October 3, 2012
Sales Price	$6,500
Broker's fee	325
Net Proceeds	6,175
Net Assets Sold	(3,458)
Gain on Sale of Assets	$2,717

Net assets sold
Assets:
Cash and cash equivalents	$4
Accounts receivable, net	1,661
Inventory, net	1,997
Other current assets	113
Furniture and equipment, net	287
Goodwill	93
Trademarks and trade names, net	89
Customer list, net	462
Total Assets	4,706

Liabilities:
Accounts payable	639
Accrued expenses	609
Total liabilities	1,248
Net assets sold	$3,458

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
The following tables summarize the results of discontinued operations for the three-month and nine-month periods ended March 31, 2014 and 2013 (in thousands):

For the three months ended March 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	1	1
Research & development	—	—
Total costs and expenses	1	1
Other expense	—	—
Net (loss) from discontinued operations	(1)	(1)
Gain from sale of assets and debt settlement net of tax (CTA included)	—	(1)
Net (loss) income from discontinued operations, net of tax	$(1)	$(2)

For the nine months ended March 31,	2014	2013
Revenue, net	$—	$3,637
Cost of goods sold		2,194
Marketing, general and administrative	3	1,249
Research & development	—	76
Total costs and expenses	3	3,519
Net (loss) income from discontinued operations	(3)	118
Gain from sale of assets and debt settlement, net of tax (CTA included)	—	3,938
Net loss (income)	$(3)	$4,056

Assets and liabilities of discontinued operations of ECD included in the condensed consolidated balance sheets are summarized as follows at March 31, 2014 and June 30, 2013 (in thousands):

	March 31,	June 30,
	2014	2013
Total Assets	$—	$—
Liabilities
Accrued expenses	55	80
Total liabilities	55	80
Net liabilities of discontinued operations	$(55)	$(80)

11. Inventory

(In thousands)	March 31,	June 30,
	2014	2013
Inventory, net:
Raw Material	$1,368	$742
Work-In-Process	146	414
Finished Goods	951	698
Total	$2,465	$1,854

12. Expired warrants

On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, which expired in five years. The warrants have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses of $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,526,430 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants. The warrants expired on November 20, 2013. As a result the fair value of the warrants were reclassed to additional paid-in capital for the nine-month period ended March 31, 2014.

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

Executive Overview—Nine-Months Ended March 31, 2014 and 2013.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $725,000, or 8.4%, to $9,360,000 during the nine months ended March 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $357,000 in Sonomed’s ultrasound products, $338,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $30,000 in Trek products.

• Consolidated cost of goods sold from continuing operations totaled approximately $4,540,000, or 48.5%, of product revenue from continuing operations for the nine months ended March 31, 2014, as compared to $4,310,000, or 49.9%, of product revenue from continuing operations for the same period of the prior fiscal year. The decrease of 1.4% in cost of goods sold as a percentage of revenue is due mainly to in product sales mix of Sonomed products and efficiencies in the production and integration of new products.

• Total operating expenses decreased approximately $347,000, or 6.8%, during the nine months ended March 31, 2014 as compared to the same period of prior fiscal year. This was due to decreased marketing, general and administrative expenses of $560,000, or 13.0%, offset by an increase of $213,000 or 26.5%, in research and development expenses.

• Net income from continuing operations was approximately $68,000 for the nine months ended March 31, 2014. The Company is planning to increase its research and development expenditures in future quarters as it updates existing products and develops new products. Increases in research and development expenses along with potential fluctuations in sales as the Company updates its product offerings may have a negative impact on future earnings.

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
Through March 31, 2014, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and nine-month periods Ended March 31, 2014 and 2013
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the three-month and nine-month periods ended March 31, 2014 and 2013.
Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Product Revenue:
Sonomed-Escalon	$3,152	$2,725	15.7%	$9,360	$8,635	8.4%
Total	$3,152	$2,725	15.7%	$9,360	$8,635	8.4%
Consolidated product revenue from continuing operations increased approximately $427,000, or 15.7%, to $3,152,000 during the three months ended March 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $425,000 in Sonomed’s ultrasound products, an increase of $45,000 in EMI’s digital imaging cameras and AXIS image management systems offset by a decrease of $43,000 in Trek products.
Consolidated product revenue from continuing operations increased approximately $725,000, or 8.4%, to $9,360,000 during the nine months ended March 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $357,000 in Sonomed’s ultrasound products, $338,000 in EMI’s digital imaging cameras and AXIS image management systems and an increase of $30,000 in Trek products.
The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the three months and nine months ended March 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	%	2013	%	2014	%	2013	%
Cost of Goods Sold:
Sonomed-Escalon	$1,473	46.7%	$1,337	49.1%	$4,540	48.5%	$4,310	49.9%
Total	$1,473	46.7%	$1,337	49.1%	$4,540	48.5%	$4,310	49.9%

Consolidated cost of goods sold from continuing operations totaled approximately $1,473,000, or 46.7%, of product revenue from continuing operations, for the three months ended March 31, 2014, as compared to $1,337,000, or 49.1%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 2.4% in cost of goods sold as a percentage of revenue is due to quarterly variation in product sales mix of Sonomed products and efficiencies in the production and integration of new products.

Consolidated cost of goods sold from continuing operations totaled approximately $4,540,000, or 48.5%, of product revenue from continuing operations, for the nine months ended March 31, 2014, as compared to $4,310,000, or 49.9%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 1.4% in cost of goods sold as a percentage of revenue is due mainly to product sales mix of Sonomed product and efficiencies in the production and integration of new products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the three months and nine months ended March 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$729	$772	(5.5)%	$2,172	$2,315	6.2%
Corporate	521	637	(18.2)%	1,572	1,989	(21.0)%
Total	$1,250	$1,409	(11.3)%	$3,744	$4,304	(13.0)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $159,000, or 11.3%, to $1,250,000 during the three months ended March 31, 2014, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $43,000, or 5.5%, to $729,000 during the three months ended March 31, 2014 as compared to the same period last fiscal year. The decrease is due to a decrease in payroll related to reduction in headcount and consulting expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $116,000, or 18.2%, to $521,000 during the three months ended March 31, 2014, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll, health insurance, office rent expense and insurance expense.
Consolidated marketing, general and administrative expenses from continuing operations decreased $560,000, or 13.0%, to $3,744,000 during the nine months ended March 31, 2014, as compared to the same period of the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $143,000, or 6.2%, to $2,172,000 during the nine months ended March 31, 2014 as compared to the same period last fiscal year. The decrease is due to a decrease in payroll related to a decrease in headcount, commission, advertising, consulting and travel expense.
Marketing, general and administrative expenses in the Corporate business segment decreased $417,000, or 21.0%, to $1,572,000 during the nine months ended March 31, 2014, as compared to the same period last fiscal year. The decrease is due to decreased expense in payroll related to the retirement of the CEO, health insurance expense, stock option expense, and insurance expense offset by an increase in meeting and exhibition expense and moving expenses.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the three-months and nine-month ended March 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Research and Development:
Sonomed Escalon	$316	$273	15.7%	$1,016	$803	26.5%
Total	$316	$273	15.7%	$1,016	$803	26.5%

Consolidated research and development expenses from continuing operations increased $43,000, or 15.7%, to $316,000 during the three months ended March 31, 2014, as compared to the same period of the prior fiscal year. The increase is related to increased engineering staff and related expenses.
Consolidated research and development expenses from continuing operations increased $213,000, or 26.5%, to $1,016,000 during the nine months ended March 31, 2014, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products in the Sonomed-Escalon business unit. The increase is related to increased engineering staff and related expenses. The Company intends to increase research and development expenses throughout the remainder of the fiscal year as it continues to update and develop its product offering.
Discontinued Operations

For the three months ended March 31, 2014 and 2013, the Company had a net loss from discontinued operations of the BHH and ECD segments of $26,000 and $2,000, respectively. For the nine months ended March 31, 2014 and 2013, the Company had a net loss and net income from discontinued operations of the BHH and ECD segments of $78,000 and $4,056,000, respectively.

Other Income (expense)
The Company had other income of $0 and $11,000 during the three-months ended March 31, 2014 and 2013 respectively. Other income was $8,000 and $80,000 during the nine months ended March 31, 2014 and 2013, respectively.
There was no interest expense for the three-months ended March 31, 2014 and 2013. Interest expense was $0 and $79,000 for the nine-months ended March 31, 2014 and 2013, respectively. The decrease in interest expense during the nine-month periods is due to the settlement of the BHH acquisition debt in October 2012 (see Note 9 of the notes to the March 31, 2014 condensed consolidated financial statements) and repayment of related party note payable.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of March 31, 2014 and June 30, 2013. Table amounts are in thousands:

	March 31, 2014	June 30, 2013
Current Ratio:
Current assets	$6,787	$6,523
Less: Current liabilities	2,860	2,520
Working capital	$3,927	$4,003
Current ratio	2.4 to 1	2.6 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	3,826	3,829
Total capital	$3,826	$3,829
Total debt to total capital	—%	—%
Working Capital Position
Working capital decreased $76,000 as of March 31, 2014, and the current ratio decreased to 2.4 to 1 from 2.6 to 1 when compared to June 30, 2013.
Debt to Total Capital Ratio was 0% as of March 31, 2014 and June 30, 2013, as the Company had no long-term debt as of these dates.

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

Cash Used In or Provided By Operating Activities

During the nine-month periods ended March 31, 2014 and 2013, the Company experienced cash outflows of $245,000 and cash inflows of $2,393,000, respectively. The net decrease in cash used in operating activities from continuing operations of approximately $1,519,000 for the nine-month period ended March 31, 2014, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2014, the Company had a net loss of $9,000, which includes net loss from discontinued operations of $77,000, and experienced net cash in flows from a decrease in other current assets of $63,000, a decrease in accounts receivable of $39,000, an increase in accounts payable and accrued expenses of $290,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $6,000, respectively. These cash in-flows were offset by an increase in inventory and payment of post-retirement benefits of $611,000 and $61,000, respectively.
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
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $20,000 were due to the purchase of fixed assets during the nine-month period ended March 31, 2014. Cash flows from investing activities of $6,491,000 were due to the proceeds from sale of Drew net assets of $6,500,000 and offset by purchase of fixed assets from discontinued operation of $9,000 during the nine-month period ended March 31, 2013.
There were no cash flows used in (provided by) financing activities during the nine-month period ended March 31, 2014. Cash flows used in financing activities during the nine-month period ended March 31, 2013 were related to the payment for related party note payable of $300,000 and payment for debt settlement of $2,487,000.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2014 and 2013.

The following table presents the Company's contractual obligations as of March 31, 2014 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$1,213,383	$413,592	$671,848	$127,943	$—
Total	$1,213,383	$413,592	$671,848	$127,943	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2014	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer