Form 10-K
period 2014-06-30
ESCALON MEDICAL CORP
filed 2014-09-26
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2013 was approximately $14,827,067, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 25, 2014, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The Escalon Clinical Diagnostics Business ("ECD") consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS Diagnostics, Inc. ("JAS") and Drew Scientific Limited Co. The sales price was $6,500,000 in cash. The sale of this business had a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).

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

Color/Fluorescein Angiography (“CFA”) Digital Imaging Systems
The CFA (Color/Fluorescein Angiography) digital imaging system is designed specifically for ophthalmology. This diagnostic tool, ideal for use in detecting retinal problems in diabetic and elderly patients, provides a high-resolution image, far superior to conventional film in image quality, processing and capture. The instant image display provides users with the necessary clinical information that allows treatment to be performed while the patient is still in the physician’s office.

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

AXIS Image Management

The AXIS Image management system easily manages images via the web from any device regardless of modality, manufacturer or location.

Business Segment No. 2: Escalon Medical Corp.
The Escalon Medical Corp. business segment includes the administrative corporate operations of the consolidated group.

Research and Development
The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facilities. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2014 and 2013 were approximately $1,306,000 and $1,105,000, respectively.

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

The Company designs, develops and services its ultrasound ophthalmic products at its 12,173 square foot facility in Lake Success, New York. The Company has achieved ISO 13485 certification at its manufacturing facilities for all medical devices the Company produces. ISO 13485 requires an implemented quality system that applies to product design, manufacture, installation and servicing. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for many of its in vitro diagnostic devices for hematology, HbA1c, and clinical chemistry, ophthalmic surgical instruments, ophthalmic ultrasound systems, and image management systems.
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

Human Resources
As of June 30, 2014, the Company employed 58 employees. Of these employees, 22 of the Company’s employees are employed in manufacturing, 24 are employed in general and administrative positions, 4 are employed in sales and marketing and 8 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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
Although some of the parts and components used to manufacture the Company’s products are available from multiple sources, the Company currently purchases most of the Company’s components and outsourced finished goods from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts, components and finished goods could result in production delays, increased costs or costly redesign of the Company’s products. Any loss of availability of an essential component or finished good could result in a material adverse change to the Company’s business, financial condition and results of operations. Some of the Company’s suppliers are subject to the FDA’s Good Manufacturing Practice regulations. Failure of these suppliers to comply with those regulations could result in the delay or limitation of the supply of parts or components to the Company, which would adversely impact the Company’s financial condition and results of operations.
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
Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for the Company’s products as well as the way in which the Company conducts the Company’s business. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. The reform legislation provides that most individuals must have health insurance, establishes new regulations on health plans, and creates insurance pooling mechanisms and other expanded public health care measures.
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
Dilution
If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be favorable. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
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

ITEM 2. PROPERTIES

As of June 30, 2014 the Company leased an aggregate of 32,729 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed has a manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company moved its corporate offices to 2,500 square feet located in Ardmore, Pennsylvania August 1, 2013 under a month to month lease. The Company also has a facility in Rennes, France that is comprised of 31,215 square feet and expires in December 2017. BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from the date of BHH liquidation through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company has recognized accrued lease termination cost of $592,837 and $493,435 as of June 30, 2014 and 2013, respectively. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We will review these judgments and estimates on a quarterly basis and make appropriate revisions. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, covering 11,250 square feet of space expires in December 2015. The Massachusetts lease, covering 3,452 square feet expires in August 2015. Annual rent under all of the Company’s property lease arrangements was approximately $506,000 from continuing operations for the year ended June 30, 2014.

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

	High	Low
Fiscal year ended June 30, 2014
Quarter ended September 30, 2013	$1.51	$1.14
Quarter ended December 31, 2013	$2.18	$1.20
Quarter ended March 31, 2014	$2.29	$1.34
Quarter ended June 30, 2014	$1.70	$1.42
Fiscal year ended June 30, 2013
Quarter ended September 30, 2012	$0.93	$0.31
Quarter ended December 31, 2012	$1.10	$0.39
Quarter ended March 31, 2013	$1.18	$1.01
Quarter ended June 30, 2013	$1.50	$1.01
As of September 24, 2014, there were 1,304 holders of record of the Company’s common stock. On September 24, 2014 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.69 per share.
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
The Company’s continuing operations is primarily in two business segments: Sonomed-Escalon and Escalon Medical Corp. On October 3, 2012 the Company sold its ECD business to ERBA Diagnostics, Inc. The ECD segment consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. ECD was a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. ECD was focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. ECD also supplied the reagent and other consumable materials needed to operate the instruments. ECD added to its reagent business with the May 29, 2008 purchase of JAS and on December 31, 2008 BHH acquired certain assets of BioCode. BHH was deconsolidated beginning in the December 31, 2011 quarterly consolidated financial statements after Drew lost control of BHH (see footnote 10 of the Company’s June 30, 2014 annual consolidated financial statements for additional information). The sales price was $6,500,000 in cash. The sale of this business had a material effect on earnings in subsequent periods. ECD prior period amounts are presented as discontinued operations (see footnote 10 to the Notes to Condensed Consolidated Financial Statements for additional information).
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
Executive Overview—Fiscal Years Ended June 30, 2014 and 2013
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations increased approximately $857,000 or 7.5% during the fiscal year ended June 30, 2014 as compared to the prior fiscal year. The increase in revenue is attributed to the increased sales in Sonomed’s ultrasound products of $433,000, in Digital products of $389,000 and in Trek products of $35,000.

•
Cost of goods sold as a percentage of product revenue from continuing operations decreased to approximately 50.9% of product revenues during the fiscal year ended June 30, 2014, as compared to approximately 51.4% of product revenue for the prior fiscal year. The decrease of 0.5% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.

•
Operating expenses decreased approximately 5.9% during the fiscal year ended June 30, 2014, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 10.6% and offset by an increase of 18.2% in research and development.

•
The fourth quarter was hampered by the transition to new products which involved the discounting of our older product inventory as well as the distribution of demonstration devices to our distributors which pressured margins.

Results of Operations
Fiscal Years Ended June 30, 2014 and 2013
The following table shows consolidated product revenue by business segment, as well as identifying trends in business segment product revenues for the fiscal years ended June 30, 2014 and 2013. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2014	2013	% Change
Product Revenue:
Sonomed-Escalon	$12,354	$11,497	7.5%
Total	$12,354	$11,497	7.5%
Consolidated product revenue from continuing operations increased approximately $857,000 or 7.5%, to $12,354,000 during the year ended June 30, 2014 as compared to the last fiscal year. The increase in revenue is attributed to the increased sales in Sonomed's ultrasound products of $433,000, increase in Digital products of $389,000 and in Trek products of $35,000.

The following table presents consolidated cost of goods sold by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2014 and 2013. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2014	%	2013	%
Cost of Goods Sold:
Sonomed-Escalon	$6,292	50.9%	$5,905	51.4%
Total	$6,292	50.9%	$5,905	51.4%

Consolidated cost of goods sold from continuing operations totaled approximately $6,292,000, or 50.9%, of product revenue from continuing operations, for the fiscal year ended June 30, 2014 , as compared to $5,905,000, or 51.4%, of product revenue from continuing operations, for the prior fiscal year. The decrease of 0.5% in cost of goods sold as a percentage of revenue is due mainly to the product mix sold during the current period.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in business segment marketing, general and administrative expenses for the fiscal years ended June 30, 2014 and 2013. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2014	2013	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$2,879	$3,083	(6.6)%
Escalon Medical	2,234	2,635	(15.2)%
Total	$5,113	$5,718	(10.6)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $605,000, or 10.6%, to $5,113,000 during the fiscal year ended June 30, 2014, as compared to the prior fiscal year.
Marketing, general and administrative expenses in the Sonomed-Escalon business segment decreased $204,000, or 6.6%, to $2,879,000, as compared to the same period last fiscal year. The decrease is due to reduction in payroll, consulting fees, meeting and travel expense.
Marketing, general and administrative expenses in the corporate segment decreased $401,000, or 15.2% to $2,234,000, as compared to the same period last fiscal year. The decrease is due to reduced payroll, health insurance, commercial insurance, accounting expense, rental fee and SEC filing expenses.
The following table presents consolidated research and development expenses from continuing operations by reportable business segment and as a percentage of related segment product revenues for the fiscal years ended June 30, 2014 and 2013.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2014	2013	% Change
Research and Development:
Sonomed Escalon	$1,306	$1,105	18.2%
Total	$1,306	$1,105	18.2%
Consolidated research and development expenses from continuing operations increased $201,000, or 18.2% of product revenue, to $1,306,000 during the fiscal year ended June 30, 2014, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products in the Sonomed-Escalon business unit.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2014 and 2013. Foreign sales in 2014 increased $706,192 or 15% to $5,420,401.

	2014	2013
Sonomed-Escalon	5,420,401	4,714,209
Total	5,420,401	4,714,209

Total Net Revenue	12,353,796	11,496,834
	43.9%	41.0%

Discontinued Operations

For the years ended June 30, 2014 and 2013 the Company had net loss from discontinued operations of $32,000 and net income from discontinued operation of $3,857,000, respectively. The current year loss is mainly due to an increase in the accrued BHH lease contingency liability.
The prior year amount for income from discontinued operations is mainly due to a gain from the sale of Drew of $2,717,000, the gain related to the debt settlement of $1,880,000 offset by the cumulative translation adjustment related to Drew of $578,000.

Other Income (Expense)
The Company recognized other income of approximately $8,000 and $78,000 during the fiscal years ended June 30, 2014 and 2013, respectively.
Interest expense was $0 and $79,000 for the fiscal years ended June 30, 2014 and 2013, respectively. The decrease is related to the settlement of debt after the sale of Drew on October 3, 2012.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of June 30, 2014 and 2013. Table amounts are in thousands:

	June 30,
	2014	2013
Current Ratio:
Current assets	$6,897	$6,523
Less: Current liabilities	3,351	2,520
Working capital	$3,546	$4,003
Current ratio	2.1 to 1	2.6 to 1
Debt to Total Capital Ratio:
Notes payable and current portion of long-term debt	$—	$—
Total debt	—	—
Total equity	3,464	3,829
Total capital	$3,464	$3,829
Total debt to total capital	—%	—%
Working Capital Position
Working capital decreased $457,000 as of June 30, 2014, and the current ratio decreased to 2.1 to 1 from 2.6 to 1 when compared to June 30, 2013.
Overall total current assets increased $374,000 to $6,897,000 in 2014 from $6,523,000 in 2013. Total current liabilities, which consists of current portion of post-retirement pension benefits, accounts payable, accrued expenses, and liabilities of discontinued operations, increased $831,000 to $3,351,000 in 2014 from $2,520,000 in 2013.

The Debt to Total Capital Ratio is 0% in 2014 and 2013 due to the settlement of debt after the sale of Drew.

Cash Used In or Provided By Operating Activities
During fiscal 2014, the Company used approximately $623,000 of cash for operating activities as compared to using approximately $1,934,000 for operating activities during the year ended June 30, 2013.
For the year ended June 30, 2014, the Company had a net loss of $382,000, which includes net loss from discontinued operations of $32,000, a decrease in accounts receivable of $36,000, an increase in inventory of $1,057,000, a decrease in other current assets of $2,000 and a decrease in accrued post retirement benefits of $82,000, and an increase in accounts payable and accrued expenses of $812,000, partially offset by non cash items of depreciation and amortization of $13,000 and compensation expense related to stock options of $17,000.
The increase in inventory is related to the new VuPad product recently introduced by Sonomed. The Company expects demand for its new VuPad product to increase during the first half of fiscal year 2015.
For the year period ended June 30, 2013, the Company had a net income of $2,624,000, which includes net income from discontinued operations of $3,857,000, an increase in accounts receivable of $382,000, an increase in inventory of $419,000, other income of $14,000, a increase in other current assets of $89,000, decrease in accrued post retirement benefits of $17,000, and a decrease in accounts payable and accrued expenses of $152,000, partially offset by non cash items of depreciation and amortization of $14,000 and compensation expense related to stock options of $44,000.
Cash flow from operations also included $13,000 and $314,000 used in and provided by operating activities from discontinued operations for the years ended June 30, 2014 and 2013, respectively. These cash inflows will not recur in future periods.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities for 2014 were approximately $23,000 related to the purchase of fixed assets from continuing operations.
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
During 2014 there was no cash flows used in or provided by financing activities.
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
If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be favorable. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to us or at all.
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
During the year ended June 30, 2013 , Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction is 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the year ended June 30, 2013 $11,250. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012.

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

As of September 24, 2014 the Company is compliant with each of these requirements.
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
Through June 30, 2014, the Company has recorded a valuation allowance against the Company’s net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In June 2014 FASB issued Accounting Standards Update 2014-11 Compensation-Stock Compensation (Topic 718). Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 26, 2014

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,009,554	$2,654,701
Accounts receivable, net	1,690,156	1,725,841
Inventory, net	2,910,727	1,853,686
Other current assets	286,548	288,598
Total current assets	6,896,985	6,522,826
Property and equipment, net	24,456	12,594
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	4,800	6,712
Total assets	$7,656,274	$7,272,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of post-retirement benefits	$101,891	$101,891
Accounts payable	1,486,081	672,926
Accrued expenses	1,169,943	1,171,281
Liabilities of discontinued operations	592,837	573,435
Total current liabilities	3,350,752	2,519,533
Accrued post-retirement benefits, net of current portion	841,699	923,706
Total long-term liabilities	841,699	923,706
Total liabilities	4,192,451	3,443,239
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Common stock warrants	—	132,114
Additional paid-in capital	69,562,522	69,413,628
Accumulated deficit	(66,106,225)	(65,724,342)
Total shareholders’ equity	3,463,823	3,828,926
Total liabilities and shareholders’ equity	$7,656,274	$7,272,165
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2014	2013
Net revenues:
Product revenue	$12,353,796	$11,496,834
Revenues, net	12,353,796	11,496,834
Costs and expenses:
Cost of goods sold	6,291,611	5,905,112
Marketing, general and administrative	5,113,312	5,718,267
Research and development	1,306,387	1,105,255
Total costs and expenses	12,711,310	12,728,634
Loss from continuing operations	(357,514)	(1,231,800)
Other (expense) income
Other income	7,776	78,004
Interest income	206	246
Interest expense	—	(79,479)
Total other (expense) income	7,982	(1,229)
Net loss from continuing operations	(349,532)	(1,233,029)
(Loss) income from discontinued operations before taxes	(106,351)	3,937,498
Benefit (provision) for income taxes	74,000	(80,000)
Net (loss) income from discontinued operations	(32,351)	3,857,498
Net (loss) income	$(381,883)	$2,624,469
Net (loss) income per share
Basic:
Continuing operations	$(0.05)	$(0.16)
Discontinued operations	—	0.51
Net (loss) income	$(0.05)	$0.35
Diluted:
Continuing operations	$(0.05)	$(0.16)
Discontinued operations	—	0.51
Net loss (income)	$(0.05)	$0.35
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended June 30,	2014	2013
Net (loss) income	$(381,883)	$2,624,469
Foreign currency translation	—	(62,814)
Add: Reclassification adjustment for foreign currency losses included in net income (loss)	—	578,436
Total comprehensive (loss) income	$(381,883)	$3,140,091

See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2014 and 2013

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2012	7,526,430	$7,526	$132,114	$69,369,658	$(68,348,811)	$(515,622)	$644,865

Net income	—	—	—	—	2,624,469	—	2,624,469
Foreign currency translation	—	—	—	—	—	515,622	515,622
Compensation expense	—	—	—	43,970	—	—	43,970
Balance at June 30, 2013	7,526,430	7,526	132,114	69,413,628	(65,724,342)	—	3,828,926
Net loss	—	—	—	—	(381,883)	—	(381,883)
Expired warrants	—	—	(132,114)	132,114	—	—	—
Compensation expense	—	—	—	16,780	—	—	16,780
Balance at June 30, 2014	7,526,430	$7,526	$—	$69,562,522	$(66,106,225)	$—	$3,463,823
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(381,883)	$2,624,469
Adjustments to reconcile net income (loss) to cash used in operating activities of continuing operations:
Net loss (income) from discontinued operations	32,351	(3,857,498)
Depreciation and amortization	12,591	14,281
Compensation expense related to stock options	16,780	43,970
Other income	—	(14,415)
Change in operating assets and liabilities:
Accounts receivable, net	35,684	(382,018)
Inventory, net	(1,057,041)	(419,426)
Other current assets	2,051	(89,286)
Accounts payable and accrued expenses	811,817	(151,812)
Change in accrued post-retirement benefits	(82,007)	(16,655)
Net cash (used in) operating activities from continuing operations	(609,657)	(2,248,390)
Net cash (used in) provided by operating activities from discontinued operations	(12,949)	314,346
Net cash (used in) operating activities	(622,606)	(1,934,044)
Cash Flows from Investing Activities:
Purchase of fixed assets	(22,541)	(5,780)
Net cash (used in) investing activities from continuing operations	(22,541)	(5,780)
Proceeds from sale of Drew	—	6,500,000
Purchase of fixed assets, discontinued operations	—	(8,618)
Net cash provided by investing activities from discontinued operations	—	6,491,382
Net cash (used in) provided by investing activities	(22,541)	6,485,602
Cash Flows from Financing Activities:
Repayments of related party note payable	—	(300,000)
Principal payments on long-term debt	—	(2,487,480)
Net cash (used in) financing activities from continuing operations	—	(2,787,480)
Net (decrease) increase in cash and cash equivalents	(645,147)	1,764,078
Cash and cash equivalents, beginning of year	2,654,701	890,623
Cash and cash equivalents, end of year	$2,009,554	$2,654,701
Supplemental Schedule of Cash Flow Information:
Interest paid	$—	$32,216
Tax paid	$6,000	$—
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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. had incurred recurring operating losses and negative cash flows from operating activities. These conditions raised substantial doubt in prior periods about the Company’s ability to continue as a going concern.

We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2015. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.”

With the sale of Escalon Clinical Diagnostics Business ("ECD") in October 2012 the Company is directing all of its research and development efforts towards Sonomed-Escalon and plans on introducing new and enhanced products the next 12 to 18 months.

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
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2014	2013
Raw materials	$1,278,929	$742,012
Work in process	598,877	413,584
Finished goods	1,032,921	698,090
Total inventory	$2,910,727	$1,853,686
Valuation allowance activity for the years ended June 30, 2014 and 2013 was as follows:

	June 30,
	2014	2013
Balance, July 1	$198,120	$370,266
Provision for valuation allowance	—	—
Write-off’s	—	(172,146)
Balance, June 30	$198,120	$198,120
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2014 and 2013 was as follows:

	June 30,
	2014	2013
Balance, July 1	$409,562	$316,337
Provision for bad debts	53,755	156,319
Write-off’s	(151,604)	(63,094)
Balance, June 30	$311,713	$409,562
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2014 and 2013 was approximately $11,000 and $6,000, respectively.
Property and equipment consist of the following at:

	June 30,
	2014	2013
Equipment	$863,517	$861,569
Furniture and Fixtures	96,404	75,810
	959,921	937,379
Less: Accumulated depreciation and amortization	(935,465)	(924,785)
	$24,456	$12,594
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2014 and 2013 there was $106,979 and $10,786, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The remaining cost is expected to be recognized over a weighted average period of 1.84 years. For the years ended June 30, 2014 and 2013, $12,417 and $43,970, respectively, was recorded as compensation expense.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2014 and 2013. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2014 and 2013, non-employee compensation expense was $4,363 and $0, respectively.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2014 and 2013 was $131,000 and $129,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2014 and 2013 is as follows:

	2014	2013
Basic Weighted average shares outstanding	7,526,430	7,526,430
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,526,430	7,526,430

For the year ended June 30, 2014 the impact of all dilutive securities was omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). For the year ended June 30, 2013 the impact of all dilutive securities was omitted from the diluted earnings per share calculation as the average market price of the Company's stock is less than the exercise price of the stock options. As of June 30, 2013 there were 150,000 warrants issued to purchase shares of Escalon common stock outstanding. These warrants expired unexercised during the year ended June 30, 2014. All of the outstanding options and warrants were excluded from the calculation of diluted earnings per share as the exercise price of the options and warrants exceeded the average share price of the Company’s common stock making the options and warrants anti-dilutive.
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
Subsequent Events
The Company has evaluated subsequent events through September 26, 2014 , which is the date the consolidated financial statements were available to be issued.
New Accounting Pronouncements

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
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In June 2014 FASB issued Accounting Standards Update 2014-11 Compensation-Stock Compensation (Topic 718). Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the years ended June 30, 2014 and 2013, no impairments were recorded.
The following tables present unamortized intangible assets by business segment as of June 30, 2014 and 2013:

	2014 Net Carrying Amount	2013 Net Carrying Amount
Goodwill
Sonomed-Escalon	$125,027	$125,027
Total	$125,027	$125,027

	2014 Net Carrying Amount	2013 Net Carrying Amount
Trademarks and trade names
Sonomed-Escalon	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $86,000 and $84,000 at June 30, 2014 and 2013, respectively. Amortization expense from continuing operations for the years ended June 30, 2014 and 2013 was $2,000 and $8,000, respectively.
Amortization expense, relating entirely to patents, is estimated to be approximately $2,000 related to patents in each year 2015, 2016 and 2017.
The following table presents amortized intangible assets by business segment as of June 30, 2014:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(86,162)	$4,800
Total	$90,962	$—	$90,962	$(86,162)	$4,800
The following table presents amortized intangible assets by business segment as of June 30, 2013:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(84,250)	$6,712
Total	$90,962	$—	$90,962	$(84,250)	$6,712

4. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2014	June 30, 2013
Accrued compensation	$503,857	$487,225
Warranty accrual	32,078	21,828
Other accruals	634,008	662,228
Total accrued expenses	$1,169,943	$1,171,281

Accrued compensation as of June 30, 2014 and 2013 primarily relates to payroll, vacation accruals, and payroll tax liabilities. Other accruals as of June 30, 2014 and 2013 includes deferred revenue.

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
6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2014, the Company had in effect 2 employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 995,846 shares of the Company’s common stock remain available for issuance as of June 30, 2014. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2014, options to purchase 995,846 shares of the Company’s common stock were outstanding, of which 853,337 were exercisable, and 142,509 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2014 and 2013:

	2014		2013
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,021,688	$4.58	1,021,688	$4.58
Granted	136,000	1.57	—	—
Exercised	—	—	—	—
Forfeited	(161,842)	5.50	—	$—
Outstanding at the end of the year	995,846	$3.89	1,021,688	$4.58
Exercisable at the end of the year	853,337		1,006,063
Weighted average fair value of options granted during the year		$112,973		$—
The following table summarizes information about stock options outstanding as of June 30, 2014:

	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Exercise Price
Range of Exercise Prices
$1.45 to $2.12	192,000	8.55	$1.52	68,433	$1.52
$2.37 to $2.77	419,942	3.32	$2.52	401,000	$2.61
$4.97 to $5.59	72,000	1.33	$5.06	72,000	$5.06
$6.19 to $6.19	168,250	0.17	$6.19	168,250	$6.19
$6.94 to $8.06	143,654	1.16	$7.78	143,654	$7.78
Total	995,846			853,337
Compensation expense related to stock options for the years ended June 30, 2014 and 2013 was $16,780 and $43,970, respectively.
Sale of Common Stock and Warrants
On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, which expire in 5 years. The warrants have a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses of $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,526,430 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants. All of the common stock warrants expired during the year ended June 30, 2014.
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

7. Income Taxes
The provision for income taxes for the years ended June 30, 2014 and 2013 consists of the following:

	2014	2013
Current income tax (benefit) provision
Federal	$(55,500)	$60,000
State	(18,500)	20,000
	(74,000)	80,000
Deferred income tax provision
Federal	202,370	651,773
State	30,240	95,052
Change in valuation allowance	(232,610)	(746,825)
	—	—
Income tax (benefit) expense	$(74,000)	$80,000
During the year ended June 30, 2014, the Company will be liable for the alternative minimum tax based on the estimated taxable income they will report on the federal and state income tax returns.
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2014 and 2013 differ from statutory federal income tax rate due to the following:

	2014	2013
Statutory federal income tax rate	34.00%	34.00%
(Decrease) in deductable timing differences	(62.23)%	(52.00)%
Net operating loss carryforward	12.00%	21.00%
Effective income tax rate	(16.23)%	3.00%
As of June 30, 2014, the Company had deferred income tax assets of $11,414,000. The deferred income tax assets have a valuation allowance of $11,414,000. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$10,396,247	$10,325,622
Executive post retirement costs	320,821	348,703
General business credit	207,698	207,698
Allowance for doubtful accounts	105,982	139,251
Accrued vacation	122,292	111,529
Inventory reserve	67,361	67,361
Accelerated amortization on goodwill and other intangible assets	182,979	402,451
Accelerated depreciation	—	36,860
Warranty reserve	10,907	7,422
Total deferred income tax assets	11,414,287	11,646,897
Valuation allowance	(11,414,287)	(11,646,897)
As of June 30, 2014, the Company has a valuation allowance of $11,414,287, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $29,684,000 and $3,166,000, respectively, of which $5,699,000 and $1,206,000, respectively, will expire over the next 10 years, and $23,985,000 and $1,960,000, respectively, will expire in years 11 through twenty-four.
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
Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2014, the Company did not have any significant unrecognized tax positions.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2014 are as follows:

Year Ending June 30,	Lease Obligations
2015	$455,187
2016	417,142
2017	384,896
2018	133,223
2019	84,023
Thereafter	42,506
Total	$1,516,977
The table above includes amounts related to a lease signed for new corporate office space which is scheduled to be occupied on October 6, 2014. Rent expense charged to continuing operations during the years ended June 30, 2014 and 2013 was approximately $506,000 and $606,000, respectively, including equipment rent and property rent.
The Company guaranteed the lease payment for BHH. The lease is expected to expire in June 30, 2018 and annual lease payment is estimated at $135,300. Because BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from June 30, 2013 through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company has accrued lease termination costs of $593,000 and $493,000 as of June 30, 2014 and 2013, respectively. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. The Company will review these judgments and estimates on a quarterly basis and continue to make appropriate revisions.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2014 and 2013.
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

As of June 30, 2014 and 2013 approximately $944,000 and $1,026,000 was accrued for retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using 2% discount rate. The Company began making monthly payments under this agreement on January 1, 2013. The changes related to post-retirement plans for the years ended June 30, 2014 and 2013 were as follows:

	2,014	2,013
Balance July 1,	$1,025,597	$1,042,252
Actuarial adjustment	15,965	38,213
Payment of benefits	(97,972)	(54,868)
Balance June 30,	$943,590	$1,025,597

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

The following table summarizes the results of discontinued operations of BHH for the years ended June 30, 2014 and 2013 (in thousands):

For the years ended June 30,	2014	2013
Revenue, net	$—	$—
Cost of goods	—	—
Marketing, general and administrative	99	187
Research & development	—	—
Total costs and expenses	99	187
Loss from discontinued operations	$(99)	$(187)

Net loss of approximately $187,000 for the year ended June 30, 2013 is related to a continuing lease obligation of $155,000 and legal fees of $32,000.

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2014 and 2013 (in thousands):

	June 30,	June 30,
	2014	2013
Assets
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—
Other current assets	—	—
Fixed assets	—	—
Covenant not to compete and customer list, net	—	—
Other assets	—	—
Total assets	—	—
Liabilities
Accounts payable	—	—
Accrued expenses	—	—
Accrued lease termination costs	593	493
Total liabilities	593	493
Net assets of discontinued operations	$(593)	$(493)

Discontinued operation of ECD
On October 3, 2012 the Company sold its Clinical Diagnostics Business to ERBA Diagnostics, Inc. The ECD consisted of Drew Scientific, Inc., and its wholly owned subsidiaries JAS and Drew Scientific Limited Co. The sales price was $6,500,000 in cash and gain on sale of assets was approximately $2,717,069. The following table summarizes the gain on sales

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
The following tables summarize the results of discontinued operations for the years ended June, 2014 and 2013 (in thousands):

For the years ended June 30,	2014	2013
Revenue, net	$—	$3,825
Cost of goods sold	—	2,384
Marketing, general and administrative	7	1,256
Research & development	—	75
Total costs and expenses	7	3,715
Other expense	—	—
Net (loss) income from discontinued operations	(7)	110
Gain from sale of assets and debt settlement net of tax (CTA included)	—	4,014
Net income (loss) from discontinued operations before tax	(7)	4,124
Income tax benefit (expense)	74	(80)
Net income from discontinued operations, net of tax	$67	$4,044

The total gain from the extinguishment of debt of $1,880,124, the gain on the sale of assets of ECD of $2,712,163, and net income from discontinued operations related to ECD of $110,383 offset by the cumulative translation adjustment ("CTA") related to Drew of $578,422, and the net loss from discontinued operations related to BHH of $186,750 was before tax.

Assets and liabilities of discontinued operations of ECD included in the consolidated balance sheets are summarized as follows as of June 30, 2014 and 2013 (in thousands):

	June 30,	June 30,
	2014	2013
Assets
Accounts receivable	$—	$—
Inventory	—	—
Other assets	—	—
Total current assets	—	—
Furniture and fixture	—	—
Non-current accounts receivable	—	—
Goodwill	—	—
Intangible assets	—	—
Total non-current assets	—	—
Total Assets	—	—
Liabilities
Accounts payable	—	—
Accrued expenses and taxes	—	80
Total liabilities	—	80
Net assets of discontinued operations	$—	$(80)
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
The table below sets forth the loss from continuing operations for the years ended June 30, 2014 and 2013.

	Sonomed Escalon		Corporate		Total
	2014	2013	2014	2013	2014	2013
Revenues, net:
Product revenue	$12,354	$11,497	$—	$—	$12,354	$11,497
Total revenue, net	12,354	11,497	—	—	12,354	11,497
Costs and expenses:						—
Cost of goods sold	6,292	5,905	—	—	6,292	5,905
Marketing, general & admin	4,698	5,300	415	419	5,113	5,719
Research & development	1,306	1,105	—	—	1,306	1,105
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	12,296	12,310	415	419	12,711	12,729
Income (loss) from operations	58	(813)	(415)	(419)	(357)	(1,232)
Other (expense) and income:
Other income (expense)	—	—	7	78	7	78
Interest income	—	—	—	—	—	—
Interest expense	—	—	—	(79)	—	(79)
Total other (expense) and income	—	—	7	(1)	7	(1)
Income (loss) before taxes	58	(813)	(408)	(420)	(350)	(1,233)
Income taxes benefit from continuing operations	—	—	—	—	—	—
Net (loss) income from continuing operations	$58	$(813)	$(408)	$(420)	$(350)	$(1,233)
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
During the fiscal years ended June 30, 2014 and 2013, Sonomed-Escalon derived its revenue from the sale of A-Scans, B-Scans and pachymeters. These products are used for diagnostic or biometric applications in ophthalmology. Revenue from the sale of ISPAN gas products and various disposable ophthalmic surgical products are from CFA digital imaging systems and related products.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2014 and 2013. Foreign sales in 2014 increased $706,192 or 15% to $5,420,401.

	2014	2013
Sonomed-Escalon	$5,420,401	$4,714,209
Total	$5,420,401	$4,714,209

Total Net Revenue	$12,353,796	$11,496,834
	43.9%	41.0%

12. Related Party Transactions

Escalon and a former member of the Company’s Board of Directors are founding and equal members of Ocular Telehealth Management, LLC (“OTM”). OTM is a diagnostic telemedicine company providing remote examination, diagnosis and management of disorders affecting the human eye. OTM’s initial solution focuses on the diagnosis of diabetic retinopathy by creating access and providing annual dilated retinal examinations for the diabetic population. OTM was founded to harness the latest advances in telecommunications, software and digital imaging in order to create greater access and a more successful disease management for populations that are susceptible to ocular disease. Through June 30, 2012, Escalon had invested $444,000 in OTM and owned 45% of OTM. No additional investments were made during the year ended June 30, 2013. The Company provided administrative support functions to OTM. On May 9, 2013 the board member related to OTM resigned from the board of directors and is therefore no longer a related party. Additionally, the Company has come to an agreement with OTM to discontinue any additional efforts and investment related to OTM and was wrote off its remaining investment in OTM during fiscal year ended June 30, 2013.
During the year ended June 30, 2013, Richard J. DePiano, Sr., the Company’s Chief Executive Officer, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $300,000 which represented 80% of an amount due from certain Drew customers. The receivables were not eligible to be sold to the Company’s usual factoring agent. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the years ended June 30, 2014 and 2013 was $0 and $11,250, respectively. The entire amount due of $332,216 including accrued interest of $32,216, was paid in full on October 5, 2012. There were no amounts due to Mr. DePiano as of June 30, 2014 and 2013.

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
The Company determined that the fair value of the outstanding debt approximates the outstanding balances based on the remaining maturity of the note for the Biocode debt and other Level 3 measurements. By “other level 3 measurements” the Company is referring to “unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information available in the circumstances, including the entity’s own data”. The Company included this reference because in determining the estimated fair value of our debt we first attempted to use a “commonly accepted valuation methodology” of applying rates currently available to the Company for debt with similar terms and remaining maturities. The debt on the Company’s June 30, 2012 balance sheet is related to the acquisition of Biocode Hycell on December 31, 2008. The acquisition was 100% financed by the seller. Management concluded that given the financial state of the Company and the overall state of the credit markets there is no financial institution that would make available funds to the Company for the 100% financing of a foreign entity with similar terms and remaining maturities, or in fact, on any terms. The Company then considered whether there was any “level 3” considerations, as defined above, which might aid the Company in determining the fair market value of this unique form of debt. The Company determined that there was not and came to the conclusion that given the weakened state of the Company and overall market conditions there was no other source of financing available to the Company, from any source on any terms, other than the willing seller of the Biocode assets. There was no debt outstanding as of June 30, 2014.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2014.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2014 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations for the years ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013
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

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30	Securities Purchase Agreement dated as of March 16, 2004 (the “Securities Purchase Agreement”) between the Company and the Purchasers signatory thereto. (14)

10.31	Registration Rights Agreement dated as of March 16, 2004 between the Company and the Purchasers signatory thereto. (14)

10.32	Form of Warrant to Purchase Common Stock issued to each Purchaser under the Securities Purchase Agreement. (14)

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)
10.37	2013 Equity Incentive Plan dated December 27, 2013.
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 26, 2014
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 26, 2014
Richard J. DePiano, Jr.

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2014
Robert M. O’Connor

By:	/s/ Sean Closkey	Director	September 26, 2014
Sean Closkey

By:	/s/ William L.G. Kwan	Director	September 26, 2014
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 26, 2014
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 26, 2014
Fred Choate