Form 10-K/A
period 2014-06-30
ESCALON MEDICAL CORP
filed 2014-10-28
CIK 862668

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐      No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of September 25, 2014, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 28, 2014.

Name	Age	Position
Richard J. DePiano	73	Chairman
Richard J. DePiano, Jr.	48	Chief Executive Officer, President and General Counsel
Robert M. O’Connor	53	Chief Financial Officer
Mark G. Wallace	45	Chief Operating Officer
William L.G. Kwan	73	Director
Lisa A. Napolitano	51	Director
Fred G. Choate	68	Director
Sean C. Closkey	46	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 28, 2014. Officers serve at the discretion of the board of directors.
The Chief Executive Officer, President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose term ends in 2014, since February 1996 and has served as our Chief Executive Officer from March 1997 to September 2013 and as our Chairman since 1997. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisition. Mr. DePiano was retired from day-to-day operations effective September 25, 2013 and continues in the role of Chairman of the Board of Directors. He is succeeded by his son, Richard J. DePiano Jr..
Mr. DePiano, Jr. has been a Class I director since May 9, 2013 whose term ends in 2016, and was appointed our President and General Counsel of the Company on January 1, 2008 and our Chief Executive Officer on September 28, 2013. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors, and served as President from 2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority. Mr. DepPiano, Jr. was named Chief Executive Officer on September 25, 2013.
Mr. O’Connor was appointed our Chief Financial Officer on June 30, 2006. Mr. O’Connor joined us from BDO Seidman, LLP, where he served as a senior manager from 2004 to 2006. His prior experience includes both public and private accounting roles as a manager at PricewaterhouseCoopers, L.L.P., where he served in the middle market advisory services group from 1998 until 2000. He held positions of controller and chief financial officer of Science Dynamics, a manufacturer of high tech telecom equipment, from 2000 until 2002, and Ianieri & Giampapa, LLC, a certified public accounting firm, from 2002 until 2004. Mr. O’Connor holds an MBA from Rutgers University and a B.S. from Kean University.
Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp. (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 19 years experience in the medical device industry.
Mr. Kwan has served on our board of directors since 1999. He is a Class I director, and his term ends in 2015. Mr. Kwan is the retired Vice President of Business Development of Alcon Laboratories, Inc. a medical products company, from October 1996 to 1999, and Vice President of International Surgicals from November 1989 to October 1999. Mr. Kwan’s executive and leadership experience in the ophthalmology business provides him with a valuable perspective from which to contribute to our board of directors, as it oversees its ophthalmology operations. We believe that Mr. Kwan’s executive, operational and financial experience qualifies him to serve as a member of our board of directors and our audit committee.
Ms. Napolitano has served on our board of directors since 2003. She is a Class II director, and her term ends in 2016. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principles, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.
Mr. Choate has served on our board of directors since 2005. He is a Class II director, and his term ends in 2016. Mr. Choate has served as the Managing Member of Atlantic Capital Funding LLC, a venture capital fund, from 2003 to present, Managing Member of Atlantic Capital Management LLC, a venture capital fund, from 2004 to present; Baltic-American Enterprise Fund, a venture capital fund, Chief Investment Officer from 2003 to present; Managing Member of Greater Philadelphia Venture Capital Corp., a venture capital fund, from 1992 to present. Mr. Choate has been a director of Parke Bank since 2003. Mr. Choate was formerly one of our directors from 1998 to 2003. Mr. Choate has extensive banking, business and industry experience, both in leadership positions, as Managing Member of several venture capital funds and his lengthy experience serving on boards of various companies. We believe that Mr. Choate’s substantial financial, banking, corporate, executive and operational experience, in addition to his prior board experience, qualify him to serve on our board of directors.
Mr. Closkey was appointed as a member of our Board in May 2012 as a Class III director., whose term ends in 2014. Mr. Closkey is the President of TRF Development Partners “TRF DP”. TRF DP was established in 2006 as a non-profit real estate development company whose mission is to develop affordable housing and stabilize distressed urban areas. TRF DP focuses its resources on creating quality affordable housing and urban redevelopment work in the Mid-Atlantic US. Prior to that Mr. Closkey was the executive vice president of The Reinvestment Fund (TRF) in Philadelphia, PA. is one of the nation's largest and most productive community development financial institutions. Mr. Closkey was the executive director of The New Jersey Housing & Mortgage Finance Agency the nation's 7th largest State housing finance agency. The agency's mission is to finance the development of affordable housing throughout the State of New Jersey. We believe that Mr. Closkey's financial, operational and executive experience qualifies him to serve as a member of our Board and our Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2014, except Director Kwan who filed one Form 4 late and did not file a Form 5 to report the transaction reported on the late Form 4 report.
Code of Conduct and Ethics
Our board of directors has adopted a Code of Conduct and Ethics, which applies to all of our directors, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, officers and employees. Our Code of Conduct and Ethics is posted in the “Corporate Governance” section of our Internet web site at www.escalonmed.com. Any amendments to, or grant of waiver with respect to, any provision of our Code of Conduct and Ethics, will be disclosed noting the nature of such amendment or waiver in the “Corporate Governance” section of our Internet web site at www.escalonmed.com or by other appropriate means as required or permitted under the applicable regulations of the Securities and Exchange Commission ( the "SEC") and rules of the NASDAQ Stock Market.
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Closkey and Mr. Kwan. Our board of directors has determined that each of Messrs. Closkey and Kwan and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Capital Market relating to directors serving on audit committees.
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
Our executive officers are eligible to participate under our 401(k) plan. We have a Supplemental Executive Retirement and Benefit Agreement with Richard J. DePiano, our Chairman. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options. We do not have a non-equity incentive plan, as that term is used in the FASB issued authoritative guidance related to share-based payments.
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

Bonus
Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2014, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2014, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
Long-Term Incentives
Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with shareholders, in our long-term performance. In general, we make stock option grants annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The compensation committee sets the size of the option grant to each executive officer at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The compensation committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.
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
The compensation committee has considered whether our overall compensation program for employees in fiscal 2014 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in fiscal years 2012, 2013 and 2014 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2012, 2013 or 2014.
Overview of Executive Employment Agreements and Equity-Based Awards
On September 18, 2013, the Board of Directors authorized compensation of $50,000 per year to Richard J. DePiano, our Chairman. The current base salary provided by the Board of Directors as adjusted for yearly cost of living adjustments, is $50,000 per year, and provides for additional incentive compensation in the form of a cash bonus to be paid to Mr. DePiano at the discretion of our board of directors and also provides for health and long-term disability insurance.
On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
The Company is obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

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

As of June 30, 2014 and 2013 approximately $944,000 and $1,026,000 was accrued retirement benefits, respectively.

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Richard J. DePiano Chairman	2014	$50,000	$—	$—	$8,307	$—	$—	$4,800	$63,107
	2013	$256,627	$—	$—	$—	$—	$—	$4,800	$261,427
	2012	$348,115	$—	$—	$—	$—	$—	$17,920	$366,035

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2014	$215,000	$—	$—	$37,381	$—	$—	$11,310	$263,691
	2013	$215,000	$—	$—	$—	$—	$—	$9,600	$224,600
	2012	$214,999	$—	$—	$—	$—	$—	$9,600	$224,599

Robert M. O’Connor Chief Financial Officer	2014	$212,589	$—	$—	$29,074	$—	$—	$10,842	$252,505
	2013	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189
	2012	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189

Mark Wallace Chief Operating Officer	2014	$175,000	$—	$—	$29,074	$—	$—	$810	$204,884
	2013	$175,000	$—	$—	$—	$—	$—	$—	$175,000
	2012	$175,000	$—	$—	$—	$—	$—	$—	$175,000

(1)
These options were granted under our 2014 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2014.

(2)	Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2014.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	—	25,000	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
	2,500	7,500	7,500	$1.57	5/7/2024
Richard J. DePiano, Jr.	—	10,000	—	$6.94	11/10/2013
	25,000	—	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	20,000	—	—	$2.65	11/9/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	11,000	1,000	1,000	$1.51	11/16/2019
	3,750	41,250	41,250	$1.57	5/7/2024
Robert M. O’Connor	60,000			$5.05	6/29/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	10,833	1,167	1,167	$1.51	11/16/2019
	2,917	32,083	32,083	$1.57	5/7/2024
Mark Wallace	5,000	—	—	$3.05	11/13/2017
	20,000	—	—	2.22	9/26/2018
	9,167	833	833	1.51	11/16/2019
	2,917	32,083	32,083	1.57	5/7/2024

(1)
These options were granted under our 2014 Equity Incentive Plan and have a term of ten years, subject to earlier termination in certain events. The options granted to Mr. DePiano, Sr. vest over a two-year period. Options granted to Mr. DePiano, Jr., Mr. O’Connor and Mr. Wallace vest over a five-year period. No options were exercised by the named executives during the year ended June 30, 2014.

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
If a change of control had occurred on June 30, 2014, the aggregate amount of payments would have been $288,000 to Mr. DePiano and $250,000 to Mr. O'Connor.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2014. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2014.

Compensation Committee:
Sean C. Closkey
Fred G. Choate
Lisa A. Napolitano
October 28, 2014
Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2014, none of our non-employee directors received any compensation.
The following table sets forth certain information regarding plan-based awards granted during the fiscal year ended June 30, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan awards			All other Stock Awards Number of Share of Stock or Units	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Award (1)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Sean C. Closkey	5/8/2014	—	—	—	—	—	—		7,000	1.57	5,815

Lisa A. Napolitano	5/8/2014	—	—	—	—	—	—		2,000	1.57	1,661

Fred G. Choate	5/8/2014	—	—	—	—	—	—		2,000	1.57	1,661

Richard J. DePiano	5/8/2014	—	—	—	—	—	—		10,000	1.57	8,307

Richard J. DePiano Jr	5/8/2014	—	—	—	—	—	—		45,000	1.57	37,381

Mark G. Wallace	5/8/2014	—	—	—	—	—	—		35,000	1.57	29,074

Robert M. O'Connor	5/8/2014	—	—	—	—	—	—		35,000	1.57	29,074
(1) Represents the fair value on date of grant in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 2 to the Consolidated Financial Statements. There were no forfeitures for the option granted during 2014. The options granted to Mr. Closkey, Ms. Napolitano, Mr. Choate and Mr. DePiano, Sr. vest over a one-year period; options granted to Mr. DePiano, Jr., Mr. O'Connor and Mr. Wallace vest over a two-year period years. No options were exercised by the named executives during the year ended June 30, 2014.

Compensation Committee Interlocks and Insider Participation
No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 28, 2014, information about the beneficial ownership of our common stock by (1) each director as of October 28, 2014, (2) each Named Executive Officer, (3) all directors and executive officers as of October 28, 2014 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	185,200	329,478	4.3%
Richard J. DePiano, Jr.	206	—%	172,000	172,206	2.3%
Robert O’Connor	—	—%	149,000	149,000	2.0%
Mark G. Wallace	—	—%	70,000	70,000	*
William L.G. Kwan	—	—%	80,000	80,000	1.1%
Lisa A. Napolitano	—	—%	54,000	54,000	*
Fred G. Choate	—	—%	42,000	42,000	*
Sean C. Closkey	—	—%	7,000	7,000	2.2%
All Directors and Executive Officers as a group (8 persons)	144,484	1.9%	759,200	903,684	11.9%

(*)	Less than on percent

(1)
Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2014, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	995,846	$3.89	142,509
Equity Compensation plans not approved by shareholders	—	—	—
	995,846	$3.89	142,509

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

Director Independence
Our board of directors has determined that, William L.G. Kwan, Lisa Napolitano, Sean Closkey, and Fred Choate are “independent,” as such term is defined in the applicable rules of the NASDAQ Stock Market relating to the independence of directors.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2014 and 2013.

	For the years ended June 30,
	2014	2013
Audit Fees	$123,000	$189,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$123,000	$189,000
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
Richard J. DePiano
Chief Executive Officer
Dated: October 28, 2014

1