Form 10-Q
period 2014-09-30
ESCALON MEDICAL CORP
filed 2014-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 13, 2014.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,459,346	$2,009,554
Accounts receivable, net	1,580,597	1,690,156
Inventory, net	2,845,031	2,910,727
Other current assets	238,084	286,548
Total current assets	6,123,058	6,896,985
Property and equipment, net	29,915	24,456
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	4,400	4,800
Total assets	$6,887,406	$7,656,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308,661	$1,486,081
Accrued expenses	1,020,946	1,169,943
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	611,600	592,837
Total current liabilities	3,043,098	3,350,752
Accrued post-retirement benefits, net of current portion	820,984	841,699
Total long-term liabilities	820,984	841,699
Total liabilities	3,864,082	4,192,451
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,580,982	69,562,522
Accumulated deficit	(66,565,184)	(66,106,225)
Total shareholders’ equity	3,023,324	3,463,823
Total liabilities and shareholders’ equity	$6,887,406	$7,656,274
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-months ended September 30,
	2014	2013
Net revenues:
Product revenue	$2,630,320	$3,130,083
Revenues, net	2,630,320	3,130,083
Costs and expenses:
Cost of goods sold	1,366,897	1,556,214
Marketing, general and administrative	1,379,381	1,212,962
Research and development	324,277	323,190
Total costs and expenses	3,070,555	3,092,366
(Loss) income from operations	(440,235)	37,717
Other income
Other income	—	1,068
Interest income	39	61
Total other income	39	1,129
Net (loss) income from continuing operations	(440,196)	38,846
Net loss from discontinued operations	(18,763)	(25,605)
Net (loss) income	$(458,959)	$13,241
Net (loss) income per share
Basic:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—
Net (loss) income	$(0.06)	$—
Diluted:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—
Net (loss) income	$(0.06)	$—
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,558,097
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2014	7,526,430	$7,526	$—	$69,562,522	$(66,106,225)	$3,463,823
Net loss	—	—	—	—	(458,959)	(458,959)
Compensation expense	—	—	—	18,460	—	18,460
Balance at September 30, 2014	7,526,430	$7,526	$—	$69,580,982	$(66,565,184)	$3,023,324
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss (income)	$(458,959)	$13,241
Adjustments to reconcile loss (income) to cash (used in) provided by operating activities of continuing operations:
Loss from discontinued operations	18,763	25,605
Depreciation and amortization	3,214	2,850
Compensation expense related to stock options	18,460	2,157
Change in operating assets and liabilities:
Accounts receivable, net	109,559	166,348
Inventory, net	65,696	(306,606)
Other current assets	48,464	64,338
Accounts payable and accrued expenses	(326,417)	221,180
Change in accrued post-retirement benefits	(20,715)	(20,258)
Net cash (used in) provided by operating activities from continuing operations	(541,935)	168,855
Net cash (used in) provided by operating activities from discontinued operations	—	(25,605)
Net cash (used in) provided by operating activities	(541,935)	143,250
Cash Flows from Investing Activities:
Purchase of fixed assets	(8,273)	(4,343)
Net cash (used in) investing activities from continuing operations	(8,273)	(4,343)
Net cash (used in) investing activities	(8,273)	(4,343)
Net (decrease) increase in cash and cash equivalents	(550,208)	138,907
Cash and cash equivalents, beginning of period	2,009,554	2,654,701
Cash and cash equivalents, end of period	$1,459,346	$2,793,608
Supplemental Schedule of Cash Flow Information:

Income taxes paid	$—	$25,000
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

Management historically reviewed financial information, allocated resources, and managed the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consisted of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. As the consolidated group is focused on one market, medical devices, segment reporting is no longer deemed necessary. Beginning with this filing management reviews financial information and manages the business as one entity engaged in the development and sale of Ophthalmic medical devices. As a result of this change certain amounts in prior years were reclassified to conform to current year presentation.

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

As of September 30, 2014 and 2013 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $95,061 and $8,629, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.59 years. For the three-month periods ended September 30, 2014 and 2013, $11,918 and $2,157 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended September 30, 2014 and 2013. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $6,542 and $0 non-employee compensation expense for the three-month periods ended September 30, 2014 and 2013.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30
	2014	2013

Numerator:
Numerator for basic and diluted earnings per share
(Loss) income from continuing operations	$(440,196)	$38,846
(Loss) from discontinued operations	(18,763)	(25,605)
Net (loss) income	$(458,959)	$13,241
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	31,667
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,558,097

Net (loss) income per share
Basic:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—
	$(0.06)	$—
Diluted:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—
	$(0.06)	$—

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

5.     Recently Issued Accounting Standards
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
In April 2014 FASB issued Accounting Standards Update 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new provision only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements; a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations; and a disposal of an equity method investment that meets the definition of discontinued operation is reported in discontinued operations. The amendments are effective for all disposals (or classifications as held for sale) of components of a public business entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In June 2014 FASB issued Accounting Standards Update 2014-12 Compensation-Stock Compensation (Topic 718). Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2014 FASB issued Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

6. Fair Value Measurements
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

7. Continuing Operations

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

8. Discontinued Operations

BH Holdings, S.A.S ("BHH")

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at September 30, 2014 and June 30, 2014 (in thousands):

	September 30,	June 30,
	2014	2014
Assets
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—
Other current assets	—	—
Fixed assets	—	—
Covenant not to compete and customer list, net	—	—
Other assets	—	—
Total assets	—	—
Liabilities
Accrued lease termination costs	612	593
Total liabilities	612	593
Net liabilities of discontinued operations	$(612)	$(593)

The following tables summarize the results of discontinued operations of BHH for the three months ended September 30, 2014 and 2013 (in thousands):

For the three-month period ended September 30,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	19	26
Research & development	—	—
Total costs and expenses	19	26
Net (loss) from discontinued operations	$(19)	$(26)
9. Inventory

(In thousands)	September 30,	June 30,
	2014	2014
Inventories, net:
Raw Material	$1,091	$1,279
Work-In-Process	429	599
Finished Goods	1,324	1,033
Total	$2,845	$2,911

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2014 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three-Months Ended September 30, 2014 and 2013.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations decreased approximately $500,000, or 16.0%, to $2,630,000 during the three-months ended September 30, 2014 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $295,000 in ultrasound products, a decrease of $165,000 in digital imaging cameras and AXIS image management systems and a decrease of $40,000 in surgical products.

• Consolidated cost of goods sold from continuing operations totaled approximately $1,367,000, or 52.0%, of product revenue from continuing operations for the three months ended September 30, 2014, as compared to $1,556,000, or 49.7%, of product revenue from continuing operations for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

• Total operating expenses increased approximately $166,000, or 10.8%, during the three-month period ended September 30, 2014 as compared to the same period of prior fiscal year. This was due to increased marketing, general and administrative expenses of $165,000, or 13.6% and an increase of $1,000 or 0.3%, in research and development expenses.

• Net loss from continuing operations was approximately $440,000 for the three-months ended September 30, 2014. The loss is mainly due to reduced sales. The Company is planning to increase its sales campaign and its research and development expenditures in future quarters as it updates existing products and develops new products. Increases in research and deve lopment expenses along with potential fluctuations in sales as the Company update its product offering may have a negative impact on future earnings.

Company Overview

The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com. Sonomed-Escalon develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology, develops, manufactures and distributes ophthalmic surgical products under the Trek Medical Products name, and manufactures and markets digital camera systems for ophthalmic fundus photography and image management systems.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2014. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets and goodwill in accordance with FASB guidance related to goodwill and other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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
Through September 30, 2014, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month periods Ended September 30, 2014 and 2013
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month periods ended September 30, 2014 and 2013.
Table amounts are in thousands:

	Three Months ended September 30,
	2014	2013	% Change
Product Revenue:
Sonomed-Escalon	$2,630	$3,130	(16.0)%
Total	$2,630	$3,130	(16.0)%
Consolidated product revenue from continuing operations decreased approximately 500,000 , or 16.0%, to $2,630,000 during the three months ended September 30, 2014 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $295,000 in ultrasound products, a decrease of $165,000 in digital imaging cameras and AXIS image management systems and a decrease of $40,000 in surgical products. The reduction in sales is related to the prior period being an exceptional sales quarter while this period's revenue returned to more historical levels. In addition, unit prices on certain ultrasound products were reduced during the quarter in anticipation of replacing these older products with recently introduced higher margin products.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended September 30, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended September 30,
	2014	%	2013	%
Cost of Goods Sold:
Sonomed-Escalon	$1,367	52.0%	$1,556	49.7%
Total	$1,367	52.0%	$1,556	49.7%

Consolidated cost of goods sold from continuing operations totaled approximately $1,367,000, or 52.0%, of product revenue from continuing operations, for the three months ended September 30, 2014, as compared to $1,556,000, or 49.7%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months ended September 30, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended September 30,
	2014	2013	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,379	$1,214	13.6%
Total	$1,379	$1,214	13.6%

Consolidated marketing, general and administrative expenses from continuing operations increased $165,000, or 13.6%, to $1,379,000 during the three-months ended September 30, 2014, as compared to the same period of the prior fiscal year. The increase is due to added sales people, a production manager and increased meeting and marketing expenses and addition of a quality manager during the current period.
The following table presents consolidated research and development expenses from continuing operations for the three-months ended September 30, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended September 30,
	2014	2013	% Change
Research and Development:
Sonomed Escalon	$324	$323	0.3%
Total	$324	$323	0.3%
Consolidated research and development expenses from continuing operations increased $1,000, or 0.3%, to $324,000 during the three-months ended September 30, 2014, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The Company intends to increase research and development expenses throughout the remainder of the fiscal year as it continues to update and develop its product offering.
Discontinued Operations

For the three-months ended September 30, 2014 and 2013, the Company had a net loss from discontinued operations of the ECD segment of $19,000 and $26,000, respectively. Discontinued operations is related to a BHH lease guaranteed by the Company.

Other Income
The Company did not have significant other income during the three-months ended September 30, 2014 and 2013, respectively.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of September 30, 2014 and June 30, 2014. Table amounts are in thousands:

	September 30, 2014	June 30, 2014
Current Ratio:
Current assets	$6,123	$6,897
Less: Current liabilities	3,043	3,351
Working capital	$3,080	$3,546
Current ratio	2.0 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	3,023	3,464
Total capital	$3,023	$3,464
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $ 466,000 as of September 30, 2014, and the current ratio decreased to 2.0 to 1 from 2.1 to 1 when compared to June 30, 2014.
Debt to Total Capital Ratio was 0% as of September 30, 2014 and June 30, 2014.

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

Cash Used In or Provided By Operating Activities
During the three-month periods ended September 30, 2014 and 2013, the Company experienced cash outflows and generated cash inflows from continuing operating activities of $542,000 and $169,000, respectively. The net decrease in cash provided by operating activities of approximately $685,000for the three-month period ended September 30, 2014, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2014, the Company had a net loss of $459,000, which includes net loss from discontinued operations of $19,000, and experienced net cash in flows from a decrease in other current assets of $48,000, a decrease in accounts receivable of $110,000, a decrease in inventory of $66,000, an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $3,000 and $18,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense and an increase in payment of post-retirement benefits of $326,000 and $21,000, respectively. The significant reduction in accounts payable and accrued expenses is related to payments made during the period related to the increase in VuPad inventory built up in the prior quarter.
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

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $8,000 were due to the purchase of fixed assets during the three-month period ended September 30, 2014.
Cash flows used in investing activities of $4,000 were due to the purchase of fixed assets during the three-month period ended September 30, 2013.
There were no cash flows used in or provided by financing activities during the three-month periods ended September 30, 2014 and 2013.
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2014 and 2013.

The following table presents the Company's contractual obligations as of September 30, 2014 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,414,547	$465,944	$760,293	$167,057	$21,253
Total	$1,414,547	$465,944	$760,293	$167,057	$21,253

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2014	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer