Form 10-Q
period 2014-12-31
ESCALON MEDICAL CORP
filed 2015-02-13
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 12, 2015.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,319,184	$2,009,554
Accounts receivable, net	2,030,200	1,690,156
Inventory, net	2,384,630	2,910,727
Other current assets	215,609	286,548
Total current assets	5,949,623	6,896,985
Property and equipment, net	40,702	24,456
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	4,000	4,800
Total assets	$6,724,358	$7,656,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100,861	$1,486,081
Accrued expenses	1,135,481	1,169,943
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	608,941	592,837
Total current liabilities	2,947,174	3,350,752
Accrued post-retirement benefits, net of current portion	811,647	841,699
Total long-term liabilities	811,647	841,699
Total liabilities	3,758,821	4,192,451
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,597,284	69,562,522
Accumulated deficit	(66,639,273)	(66,106,225)
Total shareholders’ equity	2,965,537	3,463,823
Total liabilities and shareholders’ equity	$6,724,358	$7,656,274
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three Months Ended December 31,		For the Six-months ended December 31,
	2014	2013	2014	2013
Net revenues:
Product revenue	$3,699,654	$3,078,485	$6,329,974	$6,208,568
Revenues, net	3,699,654	3,078,485	6,329,974	6,208,568
Costs and expenses:
Cost of goods sold	1,903,074	1,510,322	3,269,971	3,066,536
Marketing, general and administrative	1,489,627	1,280,427	2,869,008	2,493,390
Research and development	383,727	377,042	708,004	700,232
Total costs and expenses	3,776,428	3,167,791	6,846,983	6,260,158
(Loss) from operations	(76,774)	(89,306)	(517,009)	(51,590)
Other income
Other income	—	6,535	—	7,603
Interest income	26	56	65	117
Total other income	26	6,591	65	7,720
Net (loss) from continuing operations	(76,748)	(82,715)	(516,944)	(43,870)
Net income (loss) from discontinued operations	2,659	(25,834)	(16,104)	(51,439)
Net (loss)	$(74,089)	$(108,549)	$(533,048)	$(95,309)
Net (loss) per share
Basic:
Continuing operations	$(0.01)	$(0.01)	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)
Net (loss)	$(0.01)	$(0.01)	$(0.07)	$(0.01)
Diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)
Net (loss)	$(0.01)	$(0.01)	$(0.07)	$(0.01)
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2014	7,526,430	$7,526	$69,562,522	$(66,106,225)	$3,463,823
Net loss	—	—	—	(533,048)	(533,048)
Compensation expense	—	—	34,762	—	34,762
Balance at December 31, 2014	7,526,430	$7,526	$69,597,284	$(66,639,273)	$2,965,537
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six months ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(533,048)	$(95,309)
Adjustments to reconcile net loss to cash (used in) operating activities of continuing operations:
Loss from discontinued operations	16,104	51,439
Depreciation and amortization	6,831	4,597
Compensation expense related to stock options	34,762	4,315
Change in operating assets and liabilities:
Accounts receivable, net	(340,044)	38,284
Inventory, net	526,097	(381,802)
Other current assets	70,939	70,069
Accounts payable and accrued expenses	(419,682)	304,712
Change in accrued post-retirement benefits	(30,052)	(40,738)
Net cash (used in) operating activities from continuing operations	(668,093)	(44,433)
Net cash (used in) operating activities from discontinued operations	—	(26,282)
Net cash (used in) operating activities	(668,093)	(70,715)
Cash Flows from Investing Activities:
Purchase of fixed assets	(22,277)	(18,830)
Net cash (used in) investing activities from continuing operations	(22,277)	(18,830)
Net cash (used in) investing activities	(22,277)	(18,830)
Net (decrease) in cash and cash equivalents	(690,370)	(89,545)
Cash and cash equivalents, beginning of period	2,009,554	2,654,701
Cash and cash equivalents, end of period	$1,319,184	$2,565,156
Supplemental Schedule of Cash Flow Information:

Income taxes paid	$—	$25,000
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

Management historically reviewed financial information, allocated resources, and managed the business as two segments: Sonomed-Escalon and Escalon Medical Corp. (“Corporate”). The Sonomed-Escalon segment consisted of Sonomed, Inc., EMI and Trek, all of which are engaged in the development and sale of Ophthalmic medical devices. The Escalon Medical Corp. segment includes the administrative corporate operations of the consolidated group. As the consolidated group is focused on one market, medical devices, segment reporting is no longer deemed necessary. Beginning with the first quarter of fiscal 2015 filing management reviews financial information and manages the business as one entity engaged in the development and sale of Ophthalmic medical devices. As a result of this change certain amounts in prior years were reclassified to conform to current year presentation.

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

As of December 31, 2014 and 2013 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $83,120 and $6,472, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.32 years. For the three-month periods ended December 31, 2014 and 2013, $11,941 and $2,158 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2014 and 2013, $23,859 and $4,315 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended December 31, 2014 and 2013. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $4,361 and $0 non-employee compensation expense for the three-month periods ended December 31, 2014 and 2013. There was $10,903 and $0 non-employee compensation expense for the six-month periods ended December 31, 2014 and 2013.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Numerator:
Numerator for basic and diluted earnings per share
(Loss) from continuing operations	$(76,748)	$(82,715)	$(516,944)	$(43,870)
Income (Loss) from discontinued operations	2,659	(25,834)	(16,104)	(51,439)
Net (loss)	$(74,089)	$(108,549)	$(533,048)	$(95,309)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) per share
Basic:
Continuing operations	$(0.01)	$(0.01)	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)
	$(0.01)	$(0.01)	$(0.07)	$(0.01)
Diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.07)	$—
Discontinued operations	—	—	—	(0.01)
	$(0.01)	$(0.01)	$(0.07)	$(0.01)

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
In April 2014 FASB issued Accounting Standards Update 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new provision only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements; a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations; and a disposal of an equity method investment that meets the definition of discontinued operation is reported in discontinued operations. The amendments are effective for all disposals (or classifications as held for sale) of components of a public business entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
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
In November 2014 FASB issued Derivatives and Hedging (Topic 815)Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In November 2014 FASB issued Business Combinations (Topic 805) Pushdown Accounting. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.The amendments in this Update are effective on November 18, 2014. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In December 2014 FASB issued Business Combinations (Topic 805) Accounting for Identifiable Intangible Assets in a Business Combination. An entity within the scope of this Update that elects the accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill.The amendments in this Update, at an entity’s election, apply to all entities except for public business entities and not-for-profit entities The decision to adopt the accounting alternative in this Update must be made upon the occurrence of the first transaction within the scope of this accounting alternative in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first in-scope transaction. (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business and (2) noncompetition agreements. The amendments in this Update are effective on November 18, 2014. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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

We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2015. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” on the Company's Form 10-K for the year ended June 30, 2014.

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
The following tables summarize the results of discontinued operations of BHH for the three months and six months periods ended December 31, 2014 and 2013 (in thousands):

For the Three Months Ended December 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	25
Research & development	—	—
Total Costs and expenses	—	25
Loss from discontinued operations	—	(25)
Other income	3	—
Net income (loss)	$3	$(25)

For the Six-months ended December 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	19	50
Research & development	—	—
Total Costs and expenses	19	50
Other income and expenses:
Other income	3	—
Net loss	$(16)	$(50)
Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2014 and June 30, 2014 (in thousands):

	December 31,	June 30,
	2014	2014
Assets
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—
Other current assets	—	—
Fixed assets	—	—
Covenant not to compete and customer list, net	—	—
Other assets	—	—
Total assets	—	—
Liabilities
Accrued lease termination costs	609	593
Total liabilities	609	593
Net liabilities of discontinued operations	$(609)	$(593)

The following tables summarize the results of discontinued operations of ECD for the three month and six month periods ended December 31, 2014 and 2013 (in thousands):

For the three months ended December 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	1
Research & development	—	—
Total costs and expenses	—	1
Net (loss) from discontinued operations	$—	$(1)

For the six months ended December 31,	2014	2013
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	2
Research & development	—	—
Total costs and expenses	—	2
Net (loss) from discontinued operations	$—	$(2)

9. Inventory

(In thousands)	December 31,	June 30,
	2014	2014
Inventories, net:
Raw Material	$1,254	$1,279
Work-In-Process	155	599
Finished Goods	976	1,033
Total	$2,385	$2,911

10. Related Party

The Company purchased competitively priced furniture from DePiano Interiors, L.L.C. which is owned by the mother of the Company's Chief Executive Officer, Richard DePiano, Jr. Total purchases were $25,762 and $12,611 for the three and six-month periods ended December 31, 2014 and 2013, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, cash reserves, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2014 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview— Six-Months Ended December 31, 2014 and 2013.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this

Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $121,000, or 1.9%, to $6,330,000 during the six months ended December 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $179,000 in digital imaging cameras and AXIS image management systems offset by a decrease of $56,000 in ultrasound products, and a decrease of $2,000 in surgical products.

• Consolidated cost of goods sold from continuing operations totaled approximately $3,270,000, or 51.7%, of product revenue from continuing operations, for the six months ended December 31, 2014, as compared to $3,067,000, or 49.4%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

• Total operating expenses increased approximately $383,000, or 12.0%, during the six-month period ended December 31, 2014 as compared to the same period of prior fiscal year. This was due to increased marketing, general and administrative expenses of $376,000, or 15.1% and a decrease of $8,000 or 1.1%, in research and development expenses.

• Net loss from continuing operations was approximately $517,000 for the six months ended December 31, 2014. The loss is mainly due to increased sales and marketing, general and administrative expense and reduced margin.

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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets and goodwill in accordance with FASB guidance related to goodwill and other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives; rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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
Through December 31, 2014, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-Month and Six-Month Periods Ended December 31, 2014 and 2013
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and six-month periods ended December 31, 2014 and 2013.
Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Product Revenue:
Sonomed-Escalon	$3,700	$3,078	20.2%	$6,330	$6,209	1.9%
Total	$3,700	$3,078	20.2%	$6,330	$6,209	1.9%
Consolidated product revenue from continuing operations increased approximately $622,000 , or 20.2%, to $3,700,000 during the three months ended December 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $284,000 in digital imaging cameras and AXIS image management systems, an increase of $299,000 in ultrasound products, and an increase of $39,000 in surgical products.
Consolidated product revenue from continuing operations increased approximately $121,000 , or 1.9%, to $6,330,000 during the six months ended December 31, 2014 as compared to same period of the last fiscal year. The increase in revenue is attributed to a increase of $179,000 in digital imaging cameras and AXIS image management systems offset by a decrease of $56,000 in ultrasound products, and a decrease of $2,000 in surgical products.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months and six months ended December 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	%	2013	%	2014	%	2013	%
Cost of Goods Sold:
Sonomed-Escalon	$1,903	51.4%	$1,510	49.1%	$3,270	51.7%	$3,067	49.4%
Total	$1,903	51.4%	$1,510	49.1%	$3,270	51.7%	$3,067	49.4%

Consolidated cost of goods sold from continuing operations totaled approximately $1,903,000, or 51.4%, of product revenue from continuing operations, for the three months ended December 31, 2014, as compared to $1,510,000, or 49.1%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

Consolidated cost of goods sold from continuing operations totaled approximately $3,270,000, or 51.7%, of product revenue from continuing operations, for the six months ended December 31, 2014, as compared to $3,067,000, or 49.4%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 2.3% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months and six months ended December 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,490	$1,280	16.4%	$2,869	$2,493	15.1%
Total	$1,490	$1,280	16.4%	$2,869	$2,493	15.1%
Consolidated marketing, general and administrative expenses from continuing operations increased $210,000, or 16.4%, to $1,490,000 during the three-month period ended December 31, 2014, as compared to the same period of the prior fiscal year. The increase is due to increased consulting expense, executive retirement expense, added head count in sales, quality, and production management and a commercial insurance refund recorded in the prior period.
Consolidated marketing, general and administrative expenses from continuing operations increased $376,000, or 15.1%, to $2,869,000 during the six-month period ended December 31, 2014, as compared to the same period of the prior fiscal year. The increase is due to increased consulting expense, executive retirement expense, added head count in sales, quality, and production management and increased travel, meeting and advertising expense, and a commercial insurance refund recorded in the prior period.
The following table presents consolidated research and development expenses from continuing operations for the three-month and six-month periods ended December 31, 2014 and 2013. Table amounts are in thousands:

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Research and Development:
Sonomed Escalon	$384	$377	1.9%	$708	$700	1.1%
Total	$384	$377	1.9%	$708	$700	1.1%
Consolidated research and development expenses from continuing operations increased $7,000, or 1.9% to $384,000 during the three-months ended December 31, 2014, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.

Consolidated research and development expenses from continuing operations increased $8,000, or 1.1%, to $708,000 during the six-month period ended December 31, 2014, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.
Discontinued Operations

For the three-months ended December 31, 2014 and 2013, the Company had a net income and net loss from discontinued operations of the BHH segment of $3,000 and $25,000, respectively. For the six-month period ended December 31, 2014 and 2013, the Company had a net loss from discontinued operations of the BHH segment of $16,000 and $51,000, respectively. Discontinued operations of BHH is related to a BHH lease guaranteed by the Company.

Other Income
The Company did not have significant other income during the three-months or six-months ended December 31, 2014 and 2013.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of December 31, 2014 and June 30, 2014. Table amounts are in thousands:

	December 31, 2014	June 30, 2014
Current Ratio:
Current assets	$5,950	$6,897
Less: Current liabilities	2,947	3,351
Working capital	$3,003	$3,546
Current ratio	2.0 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	2,966	3,464
Total capital	$2,966	$3,464
Total debt to total capital	—%	—%

The Company experiences fluctuations in sales on a quarterly basis related to the timing of major trade shows during the year and to customer year end buying trends.

Working Capital Position
Working capital decreased approximately $543,000 as of December 31, 2014, and the current ratio decreased to 2.0 to 1 from 2.1 to 1 when compared to June 30, 2014.
Debt to Total Capital Ratio was 0% as of December 31, 2014 and June 30, 2014.

Cash Used In or Provided By Operating Activities
During the six-month periods ended December 31, 2014 and 2013, the Company experienced cash outflows from continuing operating activities of $668,000 and $71,000, respectively. The net decrease in cash provided by operating activities of approximately $597,000 for the six-month period ended December 31, 2014, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2014, the Company had a net loss of $533,000, which includes net loss from discontinued operations of $16,000, and experienced net cash in flows from a decrease in other current assets of $71,000, a decrease in inventory of $526,000, an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $35,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense of $420,000, an increase in accounts receivable of $340,000 and a payment of post-retirement benefits of $30,000.
For the six-month period ended December 31, 2013, the Company had a net loss of $95,000, which includes net loss from discontinued operations of $51,000, and experienced net cash in flows from a decrease in other current and long-term assets of $70,000, a decrease in accounts receivable of $38,000, an increase in accounts payable and accrued expenses of $305,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $5,000 and $4,000, respectively. These cash in-flows were offset by an increase in inventory and payment of post-retirement benefits of $382,000 and $41,000, respectively.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $22,000 were due to the purchase of fixed assets during the six-month period ended December 31, 2014.
Cash flows used in investing activities of $19,000 were due to the purchase of fixed assets during the six-month period ended December 31, 2013.
There were no cash flows used in or provided by financing activities during the six-month periods ended December 31, 2014 and 2013.
Continuing Operations

The accompanying condensed financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2015. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” on the Company's Form 10-K for the year ended June 30, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month or six-month periods ended December 31, 2014 and 2013.

The following table presents the Company's contractual obligations as of December 31, 2014 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,507,566	$555,640	$783,881	$168,045	$—
Total	$1,507,566	$555,640	$783,881	$168,045	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: February 13, 2015	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 13, 2015	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer