Form 10-Q
period 2015-03-31
ESCALON MEDICAL CORP
filed 2015-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 13, 2015.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,214,817	$2,009,554
Accounts receivable, net	2,262,601	1,690,156
Inventory, net	2,409,428	2,910,727
Other current assets	232,435	286,548
Total current assets	6,119,281	6,896,985
Property and equipment, net	46,559	24,456
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	3,600	4,800
Total assets	$6,899,473	$7,656,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,068,363	$1,486,081
Accrued expenses	1,324,072	1,169,943
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	559,839	592,837
Total current liabilities	3,054,165	3,350,752
Accrued post-retirement benefits, net of current portion	806,927	841,699
Total long-term liabilities	806,927	841,699
Total liabilities	3,861,092	4,192,451
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,613,586	69,562,522
Accumulated deficit	(66,582,731)	(66,106,225)
Total shareholders’ equity	3,038,381	3,463,823
Total liabilities and shareholders’ equity	$6,899,473	$7,656,274
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues:
Product revenue	$3,427,564	$3,151,651	$9,757,538	$9,360,219
Revenues, net	3,427,564	3,151,651	9,757,538	9,360,219
Costs and expenses:
Cost of goods sold	1,806,877	1,473,334	5,076,847	4,539,870
Marketing, general and administrative	1,323,419	1,250,159	4,192,428	3,743,548
Research and development	289,848	315,850	997,852	1,016,082
Total costs and expenses	3,420,144	3,039,343	10,267,127	9,299,500
Income (loss) from operations	7,420	112,308	(509,589)	60,719
Other income
Other income	—	—	—	7,543
Interest income	20	46	85	164
Total other income	20	46	85	7,707
Net income (loss) from continuing operations	7,440	112,354	(509,504)	68,426
Net income (loss) from discontinued operations	49,102	(26,270)	32,998	(77,649)
Net income (loss)	$56,542	$86,084	$(476,506)	$(9,223)
Net income (loss) per share
Basic:
Continuing operations	$—	$0.01	$(0.07)	$0.01
Discontinued operations	0.01	—	0.01	(0.01)
Net income (loss)	$0.01	$0.01	$(0.06)	$—
Diluted:
Continuing operations	$—	$0.01	$(0.07)	$0.01
Discontinued operations	0.01	—	0.01	(0.01)
Net income (loss)	$0.01	$0.01	$(0.06)	$—
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2014	7,526,430	$7,526	$69,562,522	$(66,106,225)	$3,463,823
Net loss	—	—	—	(476,506)	(476,506)
Compensation expense	—	—	51,064	—	51,064
Balance at March 31, 2015	7,526,430	$7,526	$69,613,586	$(66,582,731)	$3,038,381
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(476,506)	$(9,223)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
(Income) loss from discontinued operations	(32,998)	77,649
Depreciation and amortization	10,516	7,458
Compensation expense related to stock options	51,064	6,472
Change in operating assets and liabilities:
Accounts receivable, net	(572,445)	38,984
Inventory, net	501,299	(611,370)
Other current assets	54,113	63,310
Accounts payable and accrued expenses	(263,589)	290,272
Change in accrued post-retirement benefits	(34,772)	(61,321)
Net cash (used in) operating activities from continuing operations	(763,318)	(197,769)
Net cash (used in) operating activities from discontinued operations	—	(27,702)
Net cash (used in) operating activities	(763,318)	(225,471)
Cash Flows from Investing Activities:
Purchase of property and equipment	(31,419)	(19,834)
Net cash (used in) investing activities from continuing operations	(31,419)	(19,834)
Net cash (used in) investing activities	(31,419)	(19,834)
Net (decrease) in cash and cash equivalents	(794,737)	(245,305)
Cash and cash equivalents, beginning of period	2,009,554	2,654,701
Cash and cash equivalents, end of period	$1,214,817	$2,409,396
Supplemental Schedule of Cash Flow Information:

Income taxes paid	$27,300	$25,000
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical” inactive), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., Sonomed IP Holdings, Inc., Drew Scientific Holdings, Inc. (discontinued), Drew Scientific Inc. (discontinued), and Drew Scientific Group, Plc (“Drew”) and its subsidiaries (discontinued), collectively the discontinued Drew entities are referred to as "ECD" and were discontinued on October 3, 2012. All intercompany accounts and transactions have been eliminated.

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

The Company has historically granted options under the Company's option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a two- to five-year period or immediately and, primarily for non-employee directors, immediately.

As of March 31, 2015 and 2014 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $71,178 and $4,314, respectively. The remaining cost is expected to be recognized over a weighted average period of 1.07 years. For the three-month periods ended March 31, 2015 and 2014, $11,941 and $2,158 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2015 and 2014, $35,800 and $6,472 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the nine-month periods ended March 31, 2015 and 2014. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $4,361 and $0 non-employee compensation expense for the three-month periods ended March 31, 2015 and 2014. There was $15,264 and $0 non-employee compensation expense for the nine-month periods ended March 31, 2015 and 2014.

3. Net Income (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Numerator:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$7,440	$112,354	$(509,504)	$68,426
Income (loss) from discontinued operations	49,102	(26,270)	32,998	(77,649)
Net income (loss)	$56,542	$86,084	$(476,506)	$(9,223)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$—	$0.01	$(0.07)	$0.01
Discontinued operations	0.01	—	0.01	(0.01)
	$0.01	$0.01	$(0.06)	$—
Diluted:
Continuing operations	$—	$0.01	$(0.07)	$0.01
Discontinued operations	0.01	—	0.01	(0.01)
	$0.01	$0.01	$(0.06)	$—

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has proposed a one year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s [consolidated] financial statements.
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
In January 2015, FASB issued Accounting Standards Update 2015-01 Income Statement - Extraordinary and unusual items simplifying Income Statement presentation by eliminating the concept of extraordinary items. The amendment will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In February 2015, FASB issued Accounting Standards Update 2015-02 Consolidation Amendments to the consolidation analysis. The amendments affect those entities who are required to evaluate whether they should consolidate certain legal entities and affect the following areas: limited partnership and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal year beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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

We believe that our existing cash and cash flow from operations will be sufficient to fund our activities for the remainder of fiscal 2015 and throughout fiscal 2016. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” on the Company's Form 10-K for the year ended June 30, 2014.

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
The following tables summarize the results of discontinued operations of BHH for the three months and nine months periods ended March 31, 2015 and 2014 (in thousands):

For the three Months Ended March 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	23	25
Research & development	—	—
Total Costs and expenses	23	25
Loss from discontinued operations	(23)	(25)
Other income related to change in foreign exchange rate	72	—
Net income (loss)	$49	$(25)

For the nine-months ended March 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	19	75
Research & development	—	—
Total Costs and expenses	19	75
Loss from discontinued operations	(19)	(75)
Other income related to change in foreign exchange rate	58	—
Net income (loss)	$39	$(75)
Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at March 31, 2015 and June 30, 2014 (in thousands):

	March 31,	June 30,
	2015	2014
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	560	593
Total liabilities	560	593
Net liabilities of discontinued operations	$(560)	$(593)

The following tables summarize the results of discontinued operations of ECD for the three month and nine month periods ended March 31, 2015 and 2014 (in thousands):

For the three months ended March 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	1
Research & development	—	—
Total costs and expenses	—	1
Net (loss) from discontinued operations	$—	$(1)

For the nine months ended March 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	6	3
Research & development	—	—
Total costs and expenses	6	3
Net (loss) from discontinued operations	$(6)	$(3)

9. Inventory

(In thousands)	March 31,	June 30
	2,015	2014
Inventories, net:
Raw Material	$1,368	$1,279
Work-In-Process	166	599
Finished Goods	875	1,033
Total	$2,409	$2,911

10. Related Party

The Company purchased furniture from DePiano Interiors, L.L.C. which is owned by the mother of the Company's Chief Executive Officer, Richard DePiano, Jr. Total purchases were $26,275 and $12,611 for the nine-month periods ended March 31, 2015 and 2014, respectively.

The Company rented an apartment from Richard DePiano, Sr. for use by a visiting Company Executive. Total rent for the three and nine months ended March 31, 2015 and 2014 was $10,000 and $0, respectivelyZ.

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

Executive Overview— Nine-Months Ended March 31, 2015 and 2014.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $398,000, or 4.3%, to $9,758,000 during the nine months ended March 31, 2015 as compared to same period of the last fiscal year. The increase in revenue is attributed to a increase of $294,000 in digital imaging cameras and AXIS image management systems, an increase of $50,000 in ultrasound products, and an increase of $54,000 in surgical products.

• Consolidated cost of goods sold from continuing operations totaled approximately $5,077,000, or 52.0%, of product revenue from continuing operations, for the nine months ended March 31, 2015, as compared to $4,540,000, or 48.5%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 3.5% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

• Total operating expenses increased approximately $431,000, or 9.0%, during the nine-month period ended March 31, 2015 as compared to the same period of prior fiscal year. This was due to increased marketing, general and administrative expenses of $448,000, or 12.0% and a decrease of $18,000 or 1.8%, in research and development expenses.

• Net loss from continuing operations was approximately $510,000 for the nine months ended March 31, 2015. The loss is mainly due to increased marketing, general and administrative expense and reduced margin.

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
Through March 31, 2015, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-Month and Nine-Month Periods Ended March 31, 2015 and 2014
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and nine-month periods ended March 31, 2015 and 2014.
Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Product Revenue:
Sonomed-Escalon	$3,428	$3,152	8.8%	$9,758	$9,360	4.3%
Total	$3,428	$3,152	8.8%	$9,758	$9,360	4.3%

Consolidated product revenue from continuing operations increased approximately $276,000 , or 8.8%, to $3,428,000 during the three months ended March 31, 2015 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $115,000 in digital imaging cameras and AXIS image management systems, an increase of $105,000 in ultrasound products, and an increase of $56,000 in surgical products.
Consolidated product revenue from continuing operations increased approximately $398,000 , or 4.3%, to $9,758,000 during the nine months ended March 31, 2015 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $294,000 in digital imaging cameras and AXIS image management systems, an increase of $50,000 in ultrasound products, and an increase of $54,000 in surgical products.
The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months and nine months ended March 31, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	%	2014	%	2015	%	2014	%
Cost of Goods Sold:
Sonomed-Escalon	$1,807	52.7%	$1,473	46.7%	$5,077	52.0%	$4,540	48.5%
Total	$1,807	52.7%	$1,473	46.7%	$5,077	52.0%	$4,540	48.5%

Consolidated cost of goods sold from continuing operations totaled approximately $1,807,000, or 52.7%, of product revenue from continuing operations, for the three months ended March 31, 2015, as compared to $1,473,000, or 46.7%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 6% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products related to the phasing out of older technologies with lower margins in favor of the new higher margin VuPad. Once the older products are no longer available for sale margins are expected to increase to the 50% to 54% level.

Consolidated cost of goods sold from continuing operations totaled approximately $5,077,000, or 52.0%, of product revenue from continuing operations, for the nine months ended March 31, 2015, as compared to $4,540,000, or 48.5%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 3.5% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months and nine months ended March 31, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,323	$1,250	5.8%	$4,192	$3,744	12.0%
Total	$1,323	$1,250	5.8%	$4,192	$3,744	12.0%
Consolidated marketing, general and administrative expenses from continuing operations increased $73,000, or 5.8%, to $1,323,000 during the three-month period ended March 31, 2015, as compared to the same period of the prior fiscal year. The increase is due to increased stock option expense, executive retirement expense, commission expense, headcount in sales and and a commercial insurance refund recorded in the prior period offset by reduced meeting and exhibition expense, advertising expense and international consulting expense.
Consolidated marketing, general and administrative expenses from continuing operations increased $448,000, or 12.0%, to $4,192,000 during the nine-month period ended March 31, 2015, as compared to the same period of the prior fiscal year. The increase is due to increased executive retirement expense, added head count in sales, quality, and production management and increased travel, and a commercial insurance refund recorded in the prior period.
The following table presents consolidated research and development expenses from continuing operations for the three-month and nine-month periods ended March 31, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Research and Development:
Sonomed Escalon	$290	$316	(8.2)%	$998	$1,016	(1.8)%
Total	$290	$316	(8.2)%	$998	$1,016	(1.8)%
Consolidated research and development expenses from continuing operations decreased $26,000, or 8.2% to $290,000 during the three-months ended March 31, 2015, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.
Consolidated research and development expenses from continuing operations decreased $18,000, or 1.8%, to $998,000 during the nine-month period ended March 31, 2015, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.
Discontinued Operations

For the three-months ended March 31, 2015 and 2014, the Company had a net income and net loss from discontinued operations of the BHH segment of $49,000 and $26,000, respectively. For the nine-month period ended March 31, 2015 and 2014, the Company had a net income and net loss from discontinued operations of the BHH segment of $33,000 and $78,000, respectively. Discontinued operations of BHH is related to a BHH lease guaranteed by the Company. The income is due to the foreign exchange rate variance.

Other Income
The Company did not have significant other income during the three-months or nine-months ended March 31, 2015 and 2014.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of March 31, 2015 and June 30, 2014. Table amounts are in thousands:

	March 31, 2015	June 30, 2014
Current Ratio:
Current assets	$6,119	$6,897
Less: Current liabilities	3,054	3,351
Working capital	$3,065	$3,546
Current ratio	2.0 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	3,038	3,464
Total capital	$3,038	$3,464
Total debt to total capital	—%	—%

The Company experiences fluctuations in sales on a quarterly basis related to the timing of major trade shows during the year and to customer year end buying trends.
Working Capital Position
Working capital decreased approximately $481,000 as of March 31, 2015, and the current ratio decreased to 2.0 to 1 from 2.1 to 1 when compared to June 30, 2014.
Debt to Total Capital Ratio was 0% as of March 31, 2015 and June 30, 2014.

Cash Used In or Provided By Operating Activities
During the nine-month periods ended March 31, 2015 and 2014, the Company experienced cash outflows from continuing operating activities of $763,000 and $198,000, respectively. The net decrease in cash provided by operating activities of approximately $565,000 for the nine-month period ended March 31, 2015, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2015, the Company had a net loss of $477,000, which includes net income from discontinued operations of $33,000, and experienced net cash in flows from a decrease in other current assets of $54,000, a decrease in inventory of $501,000, an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $11,000 and $51,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense of $264,000, an increase in accounts receivable of $572,000 and a payment of post-retirement benefits of $35,000.
For the nine-month period ended March 31, 2014, the Company had a net loss of $9,000, which includes net loss from discontinued operations of $78,000, and experienced net cash in flows from a decrease in other current assets of $63,000, a decrease in accounts receivable of $39,000, an increase in accounts payable and accrued expenses of $290,000 and non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $6,000, respectively. These cash in-flows were offset by an increase in inventory and payment of post-retirement benefits of $611,000 and $61,000, respectively.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $31,000 were due to the purchase of fixed assets during the nine-month period ended March 31, 2015.
Cash flows used in investing activities of $20,000 were due to the purchase of fixed assets during the nine-month period ended March 31,2014.
There were no cash flows used in or provided by financing activities during the nine-month periods ended March 31, 2015 and 2014.

Continuing Operations

The accompanying condensed financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We believe that our existing cash and cash flow from operations will be sufficient to fund our activities throughout fiscal 2015 and throughout fiscal year 2016. However, we have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” on the Company's Form 10-K for the year ended June 30, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month or nine-month periods ended March 31, 2015 and 2014.

The following table presents the Company's contractual obligations as of March 31, 2015 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,363,786	$525,168	$691,331	$147,287	$—
Total	$1,363,786	$525,168	$691,331	$147,287	$—

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 13, 2015	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 13, 2015	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer