Form 10-K
period 2015-06-30
ESCALON MEDICAL CORP
filed 2015-09-28
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014 was approximately $12,117,552, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 25, 2015, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

Research and Development
The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facilities. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2015 and 2014 were approximately $1,302,000 and $1,306,000, respectively.

Manufacturing and Distribution

The Company leases 11,250 square feet of space in Wisconsin, for its surgical products.The space was reduced to 8,100 square feet in August 2015. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Stoneham, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.
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

Human Resources
As of June 30, 2015, the Company employed 57 employees. Of these employees, 20 of the Company’s employees are employed in manufacturing, 19 are employed in general and administrative positions, 9 are employed in sales and marketing and 9 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

Due to the Company’s history of operating losses, the Company’s independent registered public accounting firm is uncertain that the Company will be able to continue as a going concern.

          The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The report of the Company’s independent registered public accounting firm issued in conjunction with the financial statements for the year ended June 30, 2015 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive and any investment in the Company may be lost.

        The Company is implementing an austerity plan to stem the recurring losses. If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next six to 12 months without curtailing certain business activities. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in “Risk Factors.”

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
Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for the Company’s products as well as the way in which the Company conducts the Company’s business. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. The healthcare reform act provides that most individuals must have health insurance, establishes new regulations on health plans, and creates insurance pooling mechanisms and other expanded public health care measures.
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

ITEM 2. PROPERTIES

As of June 30, 2015 the Company leased an aggregate of 27,679 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company moved its corporate offices back to 3,954 square feet located in 435 Devon Park Drive, Pennsylvania in November 2014 under a five-year lease agreement. The Company also has a facility in Rennes, France that is comprised of 31,215 square feet and expires in December 2017. BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from the date of BHH liquidation through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company has recognized accrued lease termination cost of

$86,176 and $592,837 as of June 30, 2015 and 2014, respectively. The decrease in the liability is based on additional information obtained from the BHH liquidator in France.
Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We review these judgments and estimates on a quarterly basis and make appropriate revisions. The 2015 adjustment is based on professional legal opinion. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, currently at 11,250 square feet of space was reduced to 8,100 square feet of space after lease renewal and the new lease will expire in July 2018. The Massachusetts lease, which covers 3,452 square feet and was scheduled to expire in August 2015, is now extended on a month to month basis. Annual rent under all of the Company’s property lease arrangements was approximately $608,000 from continuing operations for the year ended June 30, 2015.

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

	High	Low
Fiscal year ended June 30, 2015
Quarter ended September 30, 2014	$1.88	$1.43
Quarter ended December 31, 2014	$1.79	$1.22
Quarter ended March 31, 2015	$1.80	$1.19
Quarter ended June 30, 2015	$1.57	$1.18
Fiscal year ended June 30, 2014
Quarter ended September 30, 2013	$1.51	$1.14
Quarter ended December 31, 2013	$2.18	$1.20
Quarter ended March 31, 2014	$2.29	$1.34
Quarter ended June 30, 2014	$1.70	$1.42
As of September 28, 2015 there were 1,304 holders of record of the Company’s common stock. On September 24, 2015 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.69 per share.
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

Executive Overview—Fiscal Years Ended June 30, 2015 and 2014
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations increased approximately $782,000 or 6.3% during the fiscal year ended June 30, 2015 as compared to the prior fiscal year. The increase in revenue is attributed to the increased sales in Sonomed's ultrasound products of $531,000, increase in Digital products of $80,000 and in Trek products of $172,000.

•
Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 53.3% of product revenues during the fiscal year ended June 30, 2015, as compared to approximately 50.9% of product revenue for the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of revenue is mainly due to the reduced margin of ultrasound products during the current period.

•
Operating expenses increased approximately 11.9% during the fiscal year ended June 30, 2015, as compared to the prior fiscal year. This was due to increased marketing, general and administrative expenses of 15% and offset by a decrease of 0.3% in research and development.

•
The fourth quarter was hampered by the transition to new products which involved the discounting of our older product inventory and a material exchange rate reduction between the Euro and the US Dollar.

Results of Operations
Fiscal Years Ended June 30, 2015 and 2014
The following table shows consolidated product revenue, as well as identifying trends in revenues for the fiscal years ended June 30, 2015 and 2014. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2015	2014	% Change
Product Revenue:
Sonomed-Escalon	$13,136	$12,354	6.3%
Total	$13,136	$12,354	6.3%
Consolidated product revenue from continuing operations increased approximately $782,000 or 6.3%, to $13,136,000 during the year ended June 30, 2015 as compared to the last fiscal year. The increase in revenue is attributed to the increased sales in Sonomed's ultrasound products of $530,000, increase in Digital products of $80,000 and in Trek products of $172,000.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the fiscal years ended June 30, 2015 and 2014. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2015	%	2014	%
Cost of Goods Sold:
Sonomed-Escalon	$7,007	53.3%	$6,292	50.9%
Total	$7,007	53.3%	$6,292	50.9%

Consolidated cost of goods sold from continuing operations totaled approximately $7,007,000, or 53.3%, of product revenue from continuing operations, for the fiscal year ended June 30, 2015 , as compared to $6,292,000, or 50.9%, of product revenue from continuing operations, for the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of revenue is mainly due to the transition to new products, which involved the discounting of our older product inventory and a material exchange rate reduction between the Euro and the US Dollar.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the fiscal years ended June 30, 2015 and 2014. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2015	2014	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$5,880	$5,113	15.0%
Total	$5,880	$5,113	15.0%

Consolidated marketing, general and administrative expenses from continuing operations increased $767,000, or 15%, to $5,880,000 during the fiscal year ended June 30, 2015, as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is due to increased stock option expense, executive retirement expense, commission expense, travel expense, headcount in sales, a commercial insurance refund recorded in the prior period and bad debt expense in the current year.

The following table presents consolidated research and development expenses from continuing operations for the fiscal years ended June 30, 2015 and 2014.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2015	2014	% Change
Research and Development:
Sonomed Escalon	$1,302	$1,306	(0.3)%
Total	$1,302	$1,306	(0.3)%
Consolidated research and development expenses from continuing operations decreased $4,000, or 0.3% of product revenue, to $1,302,000 during the fiscal year ended June 30, 2015, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products in the Sonomed-Escalon business unit.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2015 and 2014. Foreign sales in 2015 decreased $367,000 or 7% to $5,054,000.

	2015	2014
Sonomed-Escalon	$5,053,818	$5,420,401
Total	$5,053,818	$5,420,401

Total Net Revenue	$13,136,203	$12,353,796
	38.5%	43.9%

Discontinued Operations

For the years ended June 30, 2015 and 2014 the Company had net income from discontinued operation of $511,000 and a net loss from discontinued operations of $32,000, respectively. During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.

Other Income (Expense)
The Company recognized other income of approximately $0 and $8,000 during the fiscal years ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of June 30, 2015 and 2014. Table amounts are in thousands:

	June 30,
	2015	2014
Current Ratio:
Current assets	$5,768	$6,897
Less: Current liabilities	2,762	3,351
Working capital	$3,006	$3,546
Current ratio	2.1 to 1	2.1 to 1
Debt to Total Capital Ratio:
Notes payable and current portion of long-term debt	$—	$—
Total debt	—	—
Total equity	2,990	3,464
Total capital	$2,990	$3,464
Total debt to total capital	—%	—%
Working Capital Position
Working capital decreased $540,000 as of June 30, 2015, and the current ratio remained at 2.1 to 1 when compared to June 30, 2014.
Overall total current assets decreased $1,129,000 to $5,768,000 in 2015 from $6,897,000 in 2014. Total current liabilities, which consists of current portion of post-retirement pension benefits, accounts payable, accrued expenses, and liabilities of discontinued operations, decreased $589,000 to $2,762,000 in 2015 from $3,351,000 in 2014.

Cash Used In or Provided By Operating Activities
During fiscal 2015, the Company used approximately $457,000 of cash for operating activities as compared to using approximately $623,000 for operating activities during the year ended June 30, 2014.
For the year ended June 30, 2015, the Company had a net loss of $541,000, which includes net gain from discontinued operations of $511,000, mainly due to reduction of lease accrual, a increase in accounts receivable of $96,000, a decrease in inventory of $691,000, a decrease in other current assets of $41,000, an decrease in accrued post retirement benefits of $44,000, and a decrease in accounts payable and accrued expenses of $82,000, partially offset by non cash items of depreciation and amortization of $14,000 and compensation expense related to stock options of $67,000.
For the year ended June 30, 2014, the Company had a net loss of $382,000, which includes net loss from discontinued operations of $32,000, a decrease in accounts receivable of $36,000, an increase in inventory of $1,057,000, a decrease in other current assets of $2,000, a decrease in accrued post retirement benefits of $82,000, and an increase in accounts payable and accrued expenses of $812,000, partially offset by non cash items of depreciation and amortization of $13,000 and compensation expense related to stock options of $17,000.
Cash flow from operations also included $4,000 and $13,000 provided by and used in operating activities from discontinued operations for the years ended June 30, 2015 and 2014, respectively. These cash inflows will not recur in future periods.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities for 2015 were approximately $36,000 related to the purchase of fixed assets for continuing operations.
Cash flows provided by investing activities for 2014 were approximately $23,000 related to the purchase of fixed assets for continuing operations.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
During 2015 and 2014 there was no cash flows used in or provided by financing activities.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and is hammpered by the transition to new products which involved the discounting of our older product inventory and a material exchange rate reduction between the Euro and the US Dollar.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2015 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, and seeking to sell certain assets. The Company may not be successful in any of these efforts.

The Company will implement a plan in October 2015 to stem the recurring losses which will include significantly reducing administrative, selling an development activities. If the Company is unable to achieve improvement in the near term, it is not likely that our existing cash and cash flow from operations will be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain other business activities.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that my not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

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

As of September 24, 2015 the Company is compliant with each of these requirements.
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
Through June 30, 2015, the Company has recorded a valuation allowance against the Company’s net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended June 30, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 28, 2015

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,516,761	$2,009,554
Accounts receivable, net	1,785,928	1,690,156
Inventory, net	2,219,615	2,910,727
Other current assets	245,520	286,548
Total current assets	5,767,824	6,896,985
Property and equipment, net	48,013	24,456
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	3,200	4,800
Total assets	$6,549,070	$7,656,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of post-retirement benefits	$101,891	$101,891
Accounts payable	1,044,199	1,486,081
Accrued expenses	1,529,428	1,169,943
Liabilities of discontinued operations	86,176	592,837
Total current liabilities	2,761,694	3,350,752
Accrued post-retirement benefits, net of current portion	797,431	841,699
Total long-term liabilities	797,431	841,699
Total liabilities	3,559,125	4,192,451
Shareholders equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,629,889	69,562,522
Accumulated deficit	(66,647,470)	(66,106,225)
Total shareholders’ equity	2,989,945	3,463,823
Total liabilities and shareholders’ equity	$6,549,070	$7,656,274
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2015	2014
Net revenues:
Product revenue	$13,136,203	$12,353,796
Revenues, net	13,136,203	12,353,796
Costs and expenses:
Cost of goods sold	7,006,770	6,291,611
Marketing, general and administrative	5,879,852	5,113,312
Research and development	1,301,782	1,306,387
Total costs and expenses	14,188,404	12,711,310
Loss from continuing operations	(1,052,201)	(357,514)
Other income
Other income	—	7,776
Interest income	105	206
Total other income	105	7,982
Net loss from continuing operations	(1,052,096)	(349,532)
Income (loss) from discontinued operations before taxes	510,851	(106,351)
Benefit (provision) for income taxes	—	74,000
Net income (loss) from discontinued operations	510,851	(32,351)
Net (loss)	$(541,245)	$(381,883)
Net (loss) income per share
Basic:
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	0.07	—
Net (loss)	$(0.07)	$(0.05)
Diluted:
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	0.07	—
Net loss	$(0.07)	$(0.05)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2015 and 2014

	Common Stock		Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2013	7,526,430	$7,526	$132,114	$69,413,628	$(65,724,342)	$3,828,926

Net loss	—	—	—	—	(381,883)	(381,883)
Expired warrants	—	—	(132,114)	132,114	—
Compensation expense	—	—	—	16,780	—	16,780
Balance at June 30, 2014	7,526,430	7,526	—	69,562,522	(66,106,225)	3,463,823
Net loss	—	—	—	—	(541,245)	(541,245)
Compensation expense	—	—	—	67,367	—	67,367
Balance at June 30, 2015	7,526,430	$7,526	$—	$69,629,889	$(66,647,470)	$2,989,945
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2015	2014
Cash Flows from Operating Activities:
Net (loss)	$(541,245)	$(381,883)
Adjustments to reconcile net (loss) to cash used in operating activities of continuing operations:
Net (income) loss from discontinued operations	(510,851)	32,351
Depreciation and amortization	14,302	12,591
Compensation expense related to stock options	67,367	16,780
Change in operating assets and liabilities:
Accounts receivable, net	(95,772)	35,684
Inventory, net	691,112	(1,057,041)
Other current assets	41,027	2,051
Accounts payable and accrued expenses	(82,397)	811,817
Change in accrued post-retirement benefits	(44,268)	(82,007)
Net cash (used in) operating activities from continuing operations	(460,725)	(609,657)
Net cash provided by (used in) operating activities from discontinued operations	4,191	(12,949)
Net cash (used in) operating activities	(456,534)	(622,606)
Cash Flows from Investing Activities:
Purchase of fixed assets	(36,259)	(22,541)
Net cash (used in) investing activities from continuing operations	(36,259)	(22,541)
Net (decrease) in cash and cash equivalents	(492,793)	(645,147)
Cash and cash equivalents, beginning of year	2,009,554	2,654,701
Cash and cash equivalents, end of year	$1,516,761	$2,009,554
Supplemental Schedule of Cash Flow Information:
Tax paid	$—	$6,000
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and the fourth quarter was hampered by the transition to new products which involved the discounting of our older product inventory and a material exchange rate reduction between the Euro and the US Dollar.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2015 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, and seeking to sell certain assets. The Company may not be successful in any of these efforts.

The Company will implement a plan in October 2015 to stem the recurring losses, which will include significantly reducing sales and administrative and development activities. If the Company is unable to achieve improvement in the near term, it is not likely that our existing cash and cash flow from operations will not be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors”.If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that my not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

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

The accompanying 2015 consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2015	2014
Raw materials	$1,111,730	$1,278,929
Work in process	333,526	598,877
Finished goods	774,359	1,032,921
Total inventory	$2,219,615	$2,910,727
Valuation allowance activity for the years ended June 30, 2015 and 2014 was as follows:

	June 30,
	2015	2014
Balance, July 1	$198,120	$198,120
Provision for valuation allowance	—	—
Write-off’s	—	—
Balance, June 30	$198,120	$198,120
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2015 and 2014 was as follows:

	June 30,
	2015	2014
Balance, July 1	$311,713	$409,562
Provision for bad debts	181,976	53,755
Write-off’s	(263,145)	(151,604)
Balance, June 30	$230,544	$311,713
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2015 and 2014 was approximately $12,000 and $11,000, respectively.
Property and equipment consist of the following at:

	June 30,
	2015	2014
Equipment	$638,667	$863,517
Furniture and Fixtures	99,321	96,404
Leasehold Improvement	28,549	—
	766,537	959,921
Less: Accumulated depreciation and amortization	(718,524)	(935,465)
	$48,013	$24,456
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2015 and 2014 there was $39,613 and $106,979, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the plans. The remaining cost is expected to be recognized over a weighted average period of 0.87 years. For the years ended June 30, 2015 and 2014, $52,103 and $12,417 respectively, was recorded as compensation expense.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2015 and 2014. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2015 and 2014, non-employee compensation expense was $15,264 and $4,363, respectively.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2015 and 2014 was $64,000 and $131,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2015 and 2014 is as follows:

	2015	2014
Basic Weighted average shares outstanding	7,526,430	7,526,430
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,526,430	7,526,430

For the years ended June 30, 2015 and 2014, the impact of all dilutive securities was omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). As of June 30, 2013 there were 150,000 warrants issued to purchase shares of Escalon common stock outstanding. These warrants expired unexercised during the year ended June 30, 2014. All of the outstanding options and warrants were excluded from the calculation of diluted earnings per share as the exercise price of the options and warrants exceeded the average share price of the Company’s common stock making the options and warrants anti-dilutive.
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
Subsequent Events
The Company has evaluated subsequent events through September 28, 2015 , which is the date the consolidated financial statements were available to be issued.
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
In April 2014 FASB issued Accounting Standards Update 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new provision only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements; a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations; and a disposal of an equity method investment that meets the definition of discontinued operation is reported in discontinued operations. A public business entity and a non-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments prospectively to all disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
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
In June 2014 FASB issued Accounting Standards Update 2014-11 Compensation-Stock Compensation (Topic 718). Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In December 2014 FASB issued Business Combinations (Topic 805) Accounting for Identifiable Intangible Assets in a Business Combination. An entity within the scope of this Update that elects the accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill.The amendments in this Update, at an entity’s election, apply to all entities except for public business entities and not-for-profit entities The decision to adopt the accounting alternative in this Update must be made upon the occurrence of the first transaction within the scope of this accounting alternative in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first in-scope transaction. (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business and (2) noncompetition agreements. The amendments in this Update are effective on November 18, 2014. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements as it is not applicable to public companies.
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
In April 2015, FASB issued Accounting Standards Update 2015-03 Interest-Imputation of Interest to simply the presentation of debt issuance costs. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal year. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15,2015, and interim periods within fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In April 2015, FASB issued Accounting Standards Update 2015-04 Compensation-Retirement Benefits (Topic 715) to provide practical expedient for the measurement date of an employer’s defined benefit obligation and plan assets. The amendments in this Update are effective for public business entities for financial statements issued for fiscal year beginning after December 15, 2015, and interim periods within those fiscal year. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In April 2015, FASB issued Accounting Standards Update 2015-05 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) to provide guidance to customers about whether a cloud computing arrangement includes a software license. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In April 2015, FASB issued Accounting Standards Update 2015-06 Earnings Per Share (Topic 260). The Amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are required. The amendments are effective for fiscal year beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2015, FASB issued Accounting Standards Update 2015-07 Fair Value Measurement (Topic 820). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments apply to reporting entities that elect to measure the friar value of an investment within the scope of paragraph 820-10-15-4 through 15-5 using the net asset value per share (or its equivalent) practical expedient in paragraph 820-35-59. The amendments in this Update are effective for public business entities for fiscal year beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2015, FASB issued Accounting Standard Update 2015-08 Business Combinations (Topic 805) as amendments to various SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2015, FASB issued Accounting Standard Update 2015-09 Financial Services-Insurance (Topic 944). The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Service-Insurance. The amendments require insurance entities to provide additional disclosure for annual reporting periods about liability for unpaid claims and claim adjustment expenses. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In June 2015, FASB issued Accounting Standards Update 2015-10 Technical Correction and Update. The amendments affect wide variety of Topics in Codification in the following four categories: Amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, simplification and minor improvements. The amendments in this Update that require transition guidance are effective for all entities for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.
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
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the years ended June 30, 2015 and 2014, no impairments were recorded.

The following tables present unamortized intangible assets as of June 30, 2015 and 2014:

	2015 Net Carrying Amount	2014 Net Carrying Amount
Goodwill
Sonomed-Escalon	$125,027	$125,027
Total	$125,027	$125,027

	2015 Net Carrying Amount	2014 Net Carrying Amount
Trademarks and trade names
Sonomed-Escalon	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $87,762 and $86,000 at June 30, 2015 and 2014, respectively. Amortization expense from continuing operations for the years ended June 30, 2015 and 2014 was approximately $2,000 and $2,000, respectively.
Amortization expense, relating entirely to patents, is estimated to be approximately $2,000 related to patents in each year 2016 and 2017.
The following table presents amortized intangible assets as of June 30, 2015:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(87,762)	$3,200
Total	$90,962	$—	$90,962	$(87,762)	$3,200
The following table presents amortized intangible assets as of June 30, 2014:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(86,162)	$4,800
Total	$90,962	$—	$90,962	$(86,162)	$4,800

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2015	June 30, 2014
Accrued compensation	$513,942	$503,857
Deferred revenue	340,239	226,567
Other accruals	675,247	439,519
Total accrued expenses	$1,529,428	$1,169,943

Accrued compensation as of June 30, 2015 and 2014 primarily relates to payroll, vacation accruals, and payroll tax liabilities. Other accruals as of June 30, 2015 and 2014 includes warranties and customer deposits.

6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2015, the Company had in effect 2 employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 995,846 shares of the Company’s common stock remain available for issuance as of June 30, 2015. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2015, options to purchase 813,942 shares of the Company’s common stock were outstanding, of which 747,083 were exercisable, and 66,859 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2015 and 2014:

	2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	995,846	$3.89	1,021,688	$4.58
Granted	—	—	136,000	1.57
Exercised	—	—	—	—
Forfeited	(181,904)	6.29	(161,842)	$5.50
Outstanding at the end of the year	813,942	$3.36	995,846	$3.89
Exercisable at the end of the year	747,083		853,337	—
Weighted average fair value of options granted during the year		$—		$112,973
The following table summarizes information about stock options outstanding as of June 30, 2015:

	Number Outstanding at June 30, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
Range of Exercise Prices
$1.45 to $2.12	192,000	7.55	$1.52	144,083	$1.52
$2.37 to $2.77	419,942	2.36	$2.52	401,000	$2.61
$4.97 to $5.59	72,000	0.33	$5.06	72,000	$5.06
$6.19 to $6.19	—	0	$—	—	$—
$6.94 to $8.06	130,000	0.26	$7.80	130,000	$7.80
Total	813,942			747,083
Compensation expense related to stock options for the years ended June 30, 2015 and 2014 was $67,367 and $16,780, respectively.
Sale of Common Stock and Warrants
On November 20, 2008, the Company completed a $1,100,000 private placement of common stock and common stock purchase warrants to accredited investors. The Company sold 1,000,000 shares of common stock at $1.10 per share. The investors also received warrants to purchase an additional 150,000 shares of common stock at an exercise price of $1.21 per share, expired in 5 years. The warrants had a fair value of $132,114. The fair value of the warrants was estimated at the date of agreement using the Black-Scholes pricing method. The net proceeds to the Company from the offering, after fees and expenses of $1,029,000 have been allocated among common stock and warrants based on their relative fair values. As the result of the private placement, the Company had 7,526,430 shares of common stock outstanding, not including the shares issuable upon the exercise of the warrants. All of the common stock warrants expired during the year ended June 30, 2014.
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

7. Income Taxes
The provision for income taxes for the years ended June 30, 2015 and 2014 consists of the following:

	2015	2014
Current income tax (benefit) provision
Federal	$—	$(55,500)
State	—	(18,500)
	—	(74,000)
Deferred income tax provision
Federal	182,843	202,370
State	32,266	30,240
Change in valuation allowance	(215,109)	(232,610)
	—	—
Income tax (benefit)	$—	$(74,000)
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2015 and 2014 differ from statutory federal income tax rate due to the following:

	2015	2014
Statutory federal income tax rate	34.00%	34.00%
Increase (Decrease) in deductable timing differences	43.00%	(62.23)%
Net operating loss carryforward	(77.00)%	12.00%
Effective income tax rate	0.00%	(16.23)%
As of June 30, 2015, the Company had deferred income tax assets of $11,704,000. The deferred income tax assets have a valuation allowance of $11,629,000. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2015 and 2014 are as follows:

	2015	2014
Deferred income tax assets:
Net operating loss carryforward	$10,882,593	$10,396,247
Executive post retirement costs	305,769	320,821
General business credit	207,698	207,698
Allowance for doubtful accounts	78,385	105,982
Accrued vacation	116,418	122,292
Inventory reserve	67,361	67,361
Accelerated amortization on goodwill and other intangible assets	—	182,979
Accelerated depreciation	34,878	—
Warranty reserve	10,907	10,907
Total deferred income tax assets	11,704,009	11,414,287
Valuation allowance	(11,629,396)	(11,414,287)
	$74,613	$—
Deferred income tax liabilities:
Accelerated depreciation	(74,613)	—
Total deferred income tax liabilities	(74,613)	—
	$—	$—

As of June 30, 2015, the Company has a valuation allowance of $11,629,396, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $31,107,000 and $3,197,000, respectively, of which $3,920,000 and $1,244,000, respectively, will expire over the next 10 years, and $27,187,000 and $1,953,000, respectively, will expire in years 11 through twenty-four.
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
Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2015, the Company did not have any significant unrecognized tax positions.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2015 are as follows:

Year Ending June 30,	Lease Obligations
2016	$569,421
2017	495,216
2018	245,783
2019	145,564
2020	100,183
Thereafter	9,637
Total	$1,565,804
. Rent expense charged to continuing operations during the years ended June 30, 2015 and 2014 was approximately $86,000 and $506,000, respectively, including equipment rent and property rent.
The Company guaranteed the lease payment for BHH. The lease is expected to expire in June 30, 2018 and annual lease payment is estimated at $135,300. Because BHH was put in liquidation during 2012, the Company recognized a liability for the difference between our future lease payments obligation and related costs from June 30, 2013 through the end of the remaining lease term, net of contractual or estimated sublease rental income. The Company has accrued lease termination costs of $86,000 and $593,000 as of June 30, 2015 and 2014, respectively. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. The Company reviewed these judgments and estimates on a quarterly basis and continue to make appropriate revisions. The adjustment to the current year accrual is based on the legal opinion.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2015 and 2014.
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

As of June 30, 2015 and 2014 approximately $899,000 and $944,000 was accrued for retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using 3.9% discount rate. The Company began making monthly payments under this agreement on January 1, 2013. The changes related to post-retirement plans for the years ended June 30, 2015 and 2014 were as follows:

	2015	2014
Balance July 1,	$943,590	$1,025,597
Actuarial adjustment	57,623	15,965
Payment of benefits	(101,891)	(97,972)
Balance June 30,	$899,322	$943,590

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

The following table summarizes the results of discontinued operations of BHH for the years ended June 30, 2015 and 2014 (in thousands):

For the years ended June 30,	2015	2014
Revenue, net	$—	$—
Cost of goods	—	—
Marketing, general and administrative	2	99
Research & development	—	—
Total costs and expenses	2	99
Loss from discontinued operations	$(2)	$(99)
Other income and expenses:
Adjustment to lease termination accrual	507	—
Loss before income taxes	505	(99)
Income tax	—	—
Net loss	$505	$(99)

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2015 and 2014 (in thousands):

	June 30,	June 30,
	2015	2014
Assets
Total assets	—	—
Liabilities
Accrued lease termination costs	86	593
Total liabilities	86	593
Net assets of discontinued operations	$(86)	$(593)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.

Discontinued operation of ECD

The following tables summarize the results of discontinued operations for the years ended June, 2015 and 2014 (in thousands):

For the years ended June 30,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	1	7
Research & development	—	—
Total costs and expenses	1	7
Other income	7	—
Net income from discontinued operations, net of tax	$6	$67

11. Related Party Transactions

The Company purchased furniture from DePiano Interiors, L.L.C. which is owned by the mother of the Company's Chief Executive Officer, Richard DePiano, Jr. Total purchases were $32,033 and $12,611 for the fiscal years ended June 30, 2015 and 2014, respectively.

The Company rented an apartment from Richard DePiano, Sr. for use by a visiting Company Executive. Total rent for the fiscal years ended June 30, 2015 and 2014 was $10,000 and $0, respectively.

12. Fair Value Measurements
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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2015.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2015 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Operations for the years ended June 30, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014
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
Dated: September 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 28, 2015
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 28, 2015
Richard J. DePiano, Jr.

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2015
Robert M. O’Connor

By:	/s/ Sean Closkey	Director	September 28, 2015
Sean Closkey

By:	/s/ William L.G. Kwan	Director	September 28, 2015
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 28, 2015
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 28, 2015
Fred Choate