Form 10-K/A
period 2015-06-30
ESCALON MEDICAL CORP
filed 2015-09-29
CIK 862668

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
As of September 28, 2015, the registrant had 7,526,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Explanatory Note

The Company is filing this Amendment due to the issues the SEC experienced yesterday, September 28, 2015, which prevented any filings with XBRL from being successfully submitted to the SEC.  Therefore, the Company was instructed to file without XBRL and await further guidance from the SEC. Today the SEC indicated all issues have been resolved, and directed the Company to file this Amendment with XBRL.

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
As of September 28, 2015 there were 1,304 holders of record of the Company’s common stock. On September 28, 2015 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $1.11 per share.
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
Dated: September 29, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 29, 2015
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 29, 2015
Richard J. DePiano, Jr.

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2015
Robert M. O’Connor

By:	/s/ Sean Closkey	Director	September 29, 2015
Sean Closkey

By:	/s/ William L.G. Kwan	Director	September 29, 2015
William L.G. Kwan

By:	/s/ Lisa Napolitano	Director	September 29, 2015
Lisa Napolitano

By:	/s/ Fred Choate	Director	September 29, 2015
Fred Choate