Form 10-K/A
period 2015-06-30
ESCALON MEDICAL CORP
filed 2015-10-28
CIK 862668

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014 was approximately $7,576,430, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of September 28, 2015, the registrant had 7,526,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 28, 2015.

Name	Age	Position
Richard J. DePiano	74	Chairman
Richard J. DePiano, Jr.	49	Chief Executive Officer, President and General Counsel and Director
Robert M. O’Connor	54	Chief Financial Officer
Mark G. Wallace	46	Chief Operating Officer
Lisa A. Napolitano	52	Director
Fred G. Choate	69	Director
Sean C. Closkey	47	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 28, 2015. Officers serve at the discretion of the board of directors.
The Chief Executive Officer, President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose term ends in 2017, since February 1996 and as our Chairman since 1997. Mr. DePiano served as our Chief Executive Officer from March 1997 to September 2013. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of Trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisition. Mr. DePiano was retired from day-to-day operations effective September 25, 2013 and continues in the role of Chairman of the Board of Directors. He is succeeded by his son, Richard J. DePiano Jr..
Mr. DePiano, Jr. has been a Class I director since May 9, 2013, whose term ends in 2016, and was appointed our President and General Counsel of the Company on January 1, 2008 and our Chief Executive Officer on September 28, 2013. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors, and served as President from 2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority.
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
Mr. Closkey was appointed as a member of our Board in May 2012 as a Class III director., whose term ends in 2017. Mr. Closkey is the President of TRF Development Partners “TRF DP”. TRF DP was established in 2006 as a non-profit real estate development company whose mission is to develop affordable housing and stabilize distressed urban areas. TRF DP focuses its resources on creating quality affordable housing and urban redevelopment work in the Mid-Atlantic US. Prior to that Mr. Closkey was the executive vice president of The Reinvestment Fund (TRF) in Philadelphia, PA. is one of the nation's largest and most productive community development financial institutions. Mr. Closkey was the executive director of The New Jersey Housing & Mortgage Finance Agency the nation's 7th largest State housing finance agency. The agency's mission is to finance the development of affordable housing throughout the State of New Jersey. We believe that Mr. Closkey's financial, operational and executive experience qualifies him to serve as a member of our Board and our Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2015.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Closkey and Mr. Choate. Our board of directors has determined that each of Messrs. Closkey and Mr. Choate and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NASDAQ Capital Market relating to directors serving on audit committees.
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

Bonus
Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2015, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2015, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
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
The compensation committee has considered whether our overall compensation program for employees in fiscal 2015 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in fiscal years 2013, 2014 and 2015 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2013, 2014 or 2015.
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
On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
The Company is obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement. The payout continued in 2015. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

As of June 30, 2015 and 2014 approximately $899,000 and $944,000 was accrued retirement benefits, respectively.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano Chairman	2015	$50,000			$15,264			$110,391	$175,655
	2014	$50,000	$—	$—	$8,307	$—	$—	$4,800	$63,107
	2013	$256,627	$—	$—	$—	$—	$—	$4,800	$261,427

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2015	$215,000	$—	$—	$18,690	$—	$—	$11,310	$245,000
	2014	$215,000	$—	$—	$37,381	$—	$—	$11,310	$263,691
	2013	$215,000	$—	$—	$—	$—	$—	$9,600	$224,600

Robert M. O’Connor Chief Financial Officer	2015	$212,589	$—	$—	$14,537	$—	$—	$10,842	$237,968
	2014	$212,589	$—	$—	$29,074	$—	$—	$10,842	$252,505
	2013	$212,589	$—	$—	$—	$—	$—	$9,600	$222,189

Mark Wallace Chief Operating Officer	2015	$175,000	$—	$—	$14,537	$—	$—	$810	$190,347
	2014	$175,000	$—	$—	$29,074	$—	$—	$810	$204,884
	2013	$175,000	$—	$—	$—	$—	$—	$—	$175,000

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, incudes payment of $101,891under his supplemental Executive Retirement Agreement in 2015.

Grants of Plan Based Awards
Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2015.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
	—	25,000	—	$6.94	11/10/2013
	—	25,000	—	$6.19	8/17/2014
	40,000	—	—	$8.06	8/16/2015
Richard J. DePiano	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
	10,000	—	—	$1.57	5/7/2024
Richard J. DePiano, Jr.	—	10,000	—	$6.94	11/10/2013
	—	25,000	—	$6.19	8/17/2014
	20,000	—	—	$8.06	8/16/2015
	20,000	—	—	$2.65	11/9/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	12,000	—	—	$1.51	11/16/2019
	26,250	18,750	18,750	$1.57	5/7/2024
Robert M. O’Connor	60,000			$5.05	6/29/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	1,200	—	—	$1.51	11/16/2019
	20,417	14,583	14,583	$1.57	5/7/2024
Mark Wallace	5,000	—	—	$3.05	11/13/2017
	20,000	—	—	2.22	9/26/2018
	10,000	—	—	1.51	11/16/2019
	20,417	14,583	14,583	1.57	5/7/2024

Potential Payments upon Termination or Change-in-Control
Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
If a change of control had occurred on June 30, 2015, the aggregate amount of payments would have been $250,000 to Mr. O'Connor.
Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2015, none of our non-employee directors received any compensation.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2015. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2015.
Compensation Committee:
Sean C. Closkey
Fred G. Choate
Lisa A. Napolitano
October 28, 2015

Compensation Committee Interlocks and Insider Participation
No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 28, 2015, information about the beneficial ownership of our common stock by (1) each director as of October 28, 2015, (2) each Named Executive Officer, (3) all directors and executive officers as of October 28, 2015 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	185,200	329,478	4.3%
Richard J. DePiano, Jr.	206	—%	172,000	172,206	2.3%
Robert O’Connor	—	—%	149,000	149,000	2.0%
Mark G. Wallace	—	—%	70,000	70,000	*
Lisa A. Napolitano	—	—%	54,000	54,000	*
Fred G. Choate	—	—%	42,000	42,000	*
Sean C. Closkey	—	—%	7,000	7,000	2.2%
All Directors and Executive Officers as a group (8 persons)	144,484	1.9%	679,200	823,684	10.8%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.
Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2015, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	813,942	$3.36	66,859
Equity Compensation plans not approved by shareholders	—	—	—
	813,942	$3.36	66,859

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

Director Independence
Our board of directors has determined that, Lisa Napolitano, Sean Closkey, and Fred Choate are “independent,” as such term is defined in the applicable rules of the NASDAQ Stock Market relating to the independence of directors.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2015 and 2014.

	For the years ended June 30,
	2015	2014
Audit Fees	$125,000	$123,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$125,000	$189,000
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
Dated: October 28, 2015

1