Form 10-Q
period 2015-09-30
ESCALON MEDICAL CORP
filed 2015-11-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of November 12, 2015.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,327,135	$1,516,761
Accounts receivable, net	1,236,703	1,785,928
Inventory, net	2,318,400	2,219,615
Other current assets	279,838	245,520
Total current assets	5,162,076	5,767,824
Property and equipment, net	105,112	48,013
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	2,800	3,200
Total assets	$6,000,021	$6,549,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,001,481	$1,044,199
Accrued expenses	1,287,641	1,529,428
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	89,946	86,176
Total current liabilities	2,480,959	2,761,694
Accrued post-retirement benefits, net of current portion	812,546	797,431
Total long-term liabilities	812,546	797,431
Total liabilities	3,293,505	3,559,125
Shareholders equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,639,649	69,629,889
Accumulated deficit	(66,940,659)	(66,647,470)
Total shareholders’ equity	2,706,516	2,989,945
Total liabilities and shareholders’ equity	$6,000,021	$6,549,070
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-months ended September 30,
	2015	2014
Net revenues:
Product revenue	$2,781,322	$2,630,320
Revenues, net	2,781,322	2,630,320
Costs and expenses:
Cost of goods sold	1,448,045	1,366,897
Marketing, general and administrative	1,266,734	1,379,381
Research and development	359,752	324,277
Total costs and expenses	3,074,531	3,070,555
Loss from operations	(293,209)	(440,235)
Other income
Interest income	20	39
Total other income	20	39
Loss from continuing operations	(293,189)	(440,196)
Loss from discontinued operations	—	(18,763)
Net (loss)	$(293,189)	$(458,959)
Net (loss) per share
Basic:
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	—	—
Net (loss)	$(0.04)	$(0.06)
Diluted:
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	—	—
Net (loss)	$(0.04)	$(0.06)
Weighted average shares—basic	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2015	7,526,430	$7,526	$69,629,889	$(66,647,470)	$2,989,945
Net loss	—	—	—	(293,189)	(293,189)
Compensation expense	—	—	9,760	—	9,760
Balance at September 30, 2015	7,526,430	$7,526	$69,639,649	$(66,940,659)	$2,706,516
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(293,189)	$(458,959)
Adjustments to reconcile loss to cash (used in) operating activities of continuing operations:
Loss from discontinued operations	—	18,763
Depreciation and amortization	4,765	3,214
Compensation expense related to stock options	9,760	18,460
Change in operating assets and liabilities:
Accounts receivable, net	549,225	109,559
Inventory, net	(98,785)	65,696
Other current assets	(34,318)	48,464
Accounts payable and accrued expenses	(284,505)	(326,417)
Change in accrued post-retirement benefits	15,115	(20,715)
Change in liabilities of discontinued operations	3,770	—
Net cash (used in) operating activities from continuing operations	(128,162)	(541,935)
Net cash (used in) operating activities from discontinued operations	—	—
Net cash (used in) operating activities	(128,162)	(541,935)
Cash Flows from Investing Activities:
Purchase of fixed assets	(61,464)	(8,273)
Net cash (used in) investing activities from continuing operations	(61,464)	(8,273)
Net cash (used in) investing activities	(61,464)	(8,273)
Net (decrease) in cash and cash equivalents	(189,626)	(550,208)
Cash and cash equivalents, beginning of period	1,516,761	2,009,554
Cash and cash equivalents, end of period	$1,327,135	$1,459,346
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

As of September 30, 2015 and 2014 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $29,853 and $95,061, respectively. The remaining cost is expected to be recognized over a weighted average period of 0.59 years. For the three-month periods ended September 30, 2015 and 2014, $9,760 and $11,918 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended September 30, 2015 and 2014. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $0 and $6,542 non-employee compensation expense for the three-month periods ended September 30, 2015 and 2014.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	Three Months Ended September 30
	2015	2014

Numerator:
Numerator for basic and diluted earnings per share
(Loss) from continuing operations	$(293,189)	$(440,196)
(Loss) from discontinued operations	—	(18,763)
Net (loss)	$(293,189)	$(458,959)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430

Net (loss) per share
Basic:
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	—	—
	$(0.04)	$(0.06)
Diluted:
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	—	—
	$(0.04)	$(0.06)

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
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015 FASB issued accounting Standards Update No. 2015-13 Revenue from Contracts with Customers (Topic 606) deferral of the effective date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In November 2014 FASB issued Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. For hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In July 2015 FASB issued Accounting Standards Update No. 2015-11 Inventory simplifying the Measurement of Inventory. Inventory measured using any method other than LIFO or the retail or average cost shall be measured at the lower of cost and net realizable value. For public business entities, the amendments in this update are effective for fiscal year beginning after December 15, 2016, including interim periods within those fiscal Years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In July 2015 FASB issued Accounting Standards Update NO. 2015-12 (Part I) Plan Accounting: Defined Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965) to reduce the complexity in employee benefit plan accounting. Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. The amendments in Part I of this Update are effective for fiscal years beginning after

December 15, 2015. Earlier application is permitted.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2015 FASB issued Accounting Standard Update NO. 2015-12 Derivatives and Hedging (Topic 815) Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. The amendments apply to entities that enter into contracts for the purchase or sale of electricity on a forward basis and arrange for transmission through, or delivery to a location within, a nodal energy market whereby one of the contracting parties incurs charges (or credits) for the transmission of that electricity based in part on locational marginal pricing differences payable to (or receivable from) an independent system operator. The amendments specify that the use of locational marginal pricing by the independent system operator does not constitute the net settlement of the contract. If the physical delivery criterion is met, along with all of the other criteria of the normal purchase and normal scales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. The amendments in the Update are effective upon assurance and should be applied prospectively. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2015 FASB issued Accounting Standards Update NO. 2015-15 Interest -Imputation of Interest (Subtopic 835-30). This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EIFF) MEETING about the presentation of subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring an presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cots ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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

7. Continuing Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. These  consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations and seeking to to sell certain assets. The Company may not be successful in any of these efforts.

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
During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The company recorded additional legal expense of approximately $4,000 during the quarter ended September 30, 2015, which is included in marketing, general and administrative expense. As of September 30 and June 30, 2015, the liability was approximately $90,000 and $86,000, respectively.

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at September 30, 2015 and June 30, 2015 (in thousands):

	September 30,	June 30,
	2015	2015
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	90	86
Total liabilities	90	86
Net liabilities of discontinued operations	$(90)	$(86)

The following tables summarize the results of discontinued operations of BHH for the three months ended September 30, 2015 and 2014 (in thousands):

For the three-month period ended September 30,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	19
Research & development	—	—
Total costs and expenses	—	19
Net (loss) from discontinued operations	$—	$(19)

9. Inventory

(In thousands)	September 30,	June 30,
	2015	2015
Inventories, net:
Raw Material	$1,128	$1,112
Work-In-Process	317	334
Finished Goods	873	774
Total	$2,318	$2,220

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2015 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three-Months Ended September 30, 2015 and 2014.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations increased approximately $151,000, or 5.7%, to $2,781,000 during the three-months ended September 30, 2015 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $114,000 in ultrasound products, an increase of $53,000 in surgical products and offset by a decrease of $16,000 in digital imaging cameras and AXIS image management systems.

• Consolidated cost of goods sold from continuing operations totaled approximately $1,448,000, or 52.1%, of product revenue from continuing operations for the three months ended September 30, 2015, as compared to $1,367,000, or 52.0%, of product revenue from continuing operations for the same period of the prior fiscal year. The increase of 0.1% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin in ultrasound products.

• Total operating expenses decreased approximately $76,000, or 4.5%, during the three-month period ended September 30, 2015 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $112,000, or 8.1% and an increase of $36,000 or 11.1%, in research and development expenses.

• Net loss from continuing operations was approximately $293,000 for the three-months ended September 30, 2015. The Company implemented a reduction in force in October 2015 of approximately $770,000 to stem the recurring losses.

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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2015. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
Through September 30, 2015, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month periods Ended September 30, 2015 and 2014
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month periods ended September 30, 2015 and 2014.
Table amounts are in thousands:

	Three Months ended September 30,
	2015	2014	% Change
Product Revenue:
Sonomed-Escalon	$2,781	$2,630	5.7%
Total	$2,781	$2,630	5.7%
Consolidated product revenue from continuing operations increased approximately $151,000 , or 5.7%, to $2,781,000 during the three months ended September 30, 2015 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $114,000 in ultrasound products, an increase of $53,000 in surgical products and offset by a decrease of $16,000 in digital imaging cameras and AXIS image management systems.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended September 30, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended September 30,
	2015	%	2014	%
Cost of Goods Sold:
Sonomed-Escalon	$1,448	52.1%	$1,367	52.0%
Total	$1,448	52.1%	$1,367	52.0%

Consolidated cost of goods sold from continuing operations totaled approximately $1,448,000, or 52.1%, of product revenue from continuing operations, for the three months ended September 30, 2015, as compared to $1,367,000, or 52.0%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 0.1% in cost of goods sold as a percentage of revenue is due mainly to the decreased margin on ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months ended September 30, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended September 30,
	2015	2014	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,267	$1,379	(8.1)%
Total	$1,267	$1,379	(8.1)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $112,000, or 8.1%, to $1,267,000 during the three-months ended September 30, 2015, as compared to the same period of the prior fiscal year. The decrease is due to decreased hiring expense, business tax, travel expense, reduced international consulting fees and advertising expense the current period.
The following table presents consolidated research and development expenses from continuing operations for the three-months ended September 30, 2015 and 2014. Table amounts are in thousands:

	Three Months Ended September 30,
	2015	2014	% Change
Research and Development:
Sonomed Escalon	$360	$324	11.1%
Total	$360	$324	11.1%
Consolidated research and development expenses from continuing operations increased $35,000, or 11.1%, to $360,000 during the three-months ended September 30, 2015, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.
Discontinued Operations

For the three-months ended September 30, 2015 and 2014, the Company had a net loss from discontinued operations of the BHH segment of $0 and $19,000, respectively. Discontinued operations is related to a BHH lease guaranteed by the Company. During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The company recorded additional legal expense of approximately $4,000 during the quarter ended September 30, 2015, which is included in marketing, general and administrative expense. As of September 30 and June 30, 2015, the liability was approximately $90,000 and $86,000, respectively.

Other Income
The Company did not have significant other income during the three-months ended September 30, 2015 and 2014.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of September 30, 2015 and June 30, 2015. Table amounts are in thousands:

	September 30, 2015	June 30, 2015
Current Ratio:
Current assets	$5,162	$5,768
Less: Current liabilities	2,481	2,762
Working capital	$2,681	$3,006
Current ratio	2.1 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	2,707	2,990
Total capital	$2,707	$2,990
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $325,000 as of September 30, 2015, and the current ratio remained at 2.1 to 1 when compared to June 30, 2015.
Debt to Total Capital Ratio was 0% as of September 30, 2015 and June 30, 2015.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. These  consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnership, managing our continuing operations and seeking to sell certain assets. The Company may not be successful in any of these efforts.

The Company implemented a reduction in force in October 2015 which will reduce future annual expense by approximately $770,000 to stem the recurring losses. If the Company is unable to achieve improvement in the near term, it is likely that our existing cash and cash flow from operations will not be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities.

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

Cash Used In or Provided By Operating Activities
During the three-month periods ended September 30, 2015 and 2014, the Company experienced cash outflows from continuing operating activities of $128,000 and $542,000, respectively. The net decrease in cash used in operating activities of approximately

$414,000 for the three-month period ended September 30, 2015, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2015, the Company had a net loss of $293,000, which includes net loss from discontinued operations of $0, and experienced net cash in flows from a decrease in accounts receivable of $549,000, an increase in post-retirement benefits of $15,000 and an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $5,000 and $10,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense and an increase in inventory of $285,000 and $99,000, respectively, and an increase in other current assets of $34,000.
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

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $61,000 were due to the purchase of an injection mold for the new hand held GoVu pachymeter during the three-month period ended September 30, 2015.
Cash flows used in investing activities of $8,000 were due to the purchase of fixed assets during the three-month period ended September 30, 2014.
There were no cash flows used in or provided by financing activities during the three-month periods ended September 30, 2015 and 2014.
Continuing Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. These  consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations and seeking to sell certain assets. The Company may not be successful in any of these efforts.

The Company implemented a reduction in force in October 2015, which will reduce future annual expenses by approximately $770,000 to stem the recurring losses. If the Company is unable to achieve improvement in the near term, it is likely that our existing cash and cash flow from operations will not be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2015 and 2014.

The following table presents the Company's contractual obligations as of September 30, 2015 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,450,010	$575,316	$658,892	$215,802	$—
Total	$1,450,010	$575,316	$658,892	$215,802	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is converting to the new COSO framework during fiscal year 2016.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

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

Escalon Medical Corp.
(Registrant)

Date: November 16, 2015	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer