Form 10-Q
period 2015-12-31
ESCALON MEDICAL CORP
filed 2016-02-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of February 12, 2016.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$860,862	$1,516,761
Accounts receivable, net	1,348,697	1,785,928
Inventory, net	2,444,909	2,219,615
Other current assets	285,861	245,520
Total current assets	4,940,329	5,767,824
Property and equipment, net	98,031	48,013
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	2,400	3,200
Total assets	$5,770,793	$6,549,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890,575	$1,044,199
Accrued expenses	1,404,934	1,529,428
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	87,248	86,176
Total current liabilities	2,484,648	2,761,694
Accrued post-retirement benefits, net of current portion	832,791	797,431
Total long-term liabilities	832,791	797,431
Total liabilities	3,317,439	3,559,125
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,651,590	69,629,889
Accumulated deficit	(67,205,762)	(66,647,470)
Total shareholders’ equity	2,453,354	2,989,945
Total liabilities and shareholders’ equity	$5,770,793	$6,549,070
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net revenues:
Product revenue	$2,988,835	$3,699,654	$5,770,157	$6,329,974
Revenues, net	2,988,835	3,699,654	5,770,157	6,329,974
Costs and expenses:
Cost of goods sold	1,526,440	1,903,074	2,974,486	3,269,971
Marketing, general and administrative	1,344,746	1,489,627	2,611,482	2,869,008
Research and development	382,766	383,727	742,518	708,004
Total costs and expenses	3,253,952	3,776,428	6,328,486	6,846,983
Loss from operations	(265,117)	(76,774)	(558,329)	(517,009)
Other income(loss)
Interest income	17	26	37	65
Total other income (loss)	17	26	37	65
Loss from continuing operations	(265,100)	(76,748)	(558,292)	(516,944)
Income (loss) from discontinued operations	—	2,659	—	(16,104)
Net (loss)	$(265,100)	$(74,089)	$(558,292)	$(533,048)
Net (loss) per share
Basic:
Continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Discontinued operations	—	—	—	—
Net (loss)	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Diluted:
Continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Discontinued operations	—	—	—	—
Net (loss)	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2015	7,526,430	$7,526	$69,629,889	$(66,647,470)	$2,989,945
Net loss	—	—	—	(558,292)	(558,292)
Compensation expense	—	—	21,701	—	21,701
Balance at December 31, 2015	7,526,430	$7,526	$69,651,590	$(67,205,762)	$2,453,354
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(558,292)	$(533,048)
Adjustments to reconcile loss to cash (used in) operating activities of continuing operations:
Loss from discontinued operations	—	16,104
Depreciation and amortization	13,010	6,831
Compensation expense related to stock options	21,701	34,762
Change in operating assets and liabilities:
Accounts receivable, net	437,231	(340,044)
Inventory, net	(225,294)	526,097
Other current assets	(40,341)	70,939
Accounts payable and accrued expenses	(278,118)	(419,682)
Change in accrued post-retirement benefits	35,360	(30,052)
Change in liabilities of discontinued operations	1,072	—
Net cash (used in) operating activities from continuing operations	(593,671)	(668,093)
Net cash (used in) operating activities from discontinued operations	—	—
Net cash (used in) operating activities	(593,671)	(668,093)
Cash Flows from Investing Activities:
Purchase of fixed assets	(62,228)	(22,277)
Net cash (used in) investing activities	(62,228)	(22,277)
Net (decrease) in cash and cash equivalents	(655,899)	(690,370)
Cash and cash equivalents, beginning of period	1,516,761	2,009,554
Cash and cash equivalents, end of period	$860,862	$1,319,184
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

As of December 31, 2015 and 2014 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $17,912 and $83,120, respectively. The remaining cost is expected to be recognized over a weighted average period of 0.34 years. For the three-month periods ended December 31, 2015 and 2014, $11,941 and $11,941 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2015 and 2014, $21,701 and $23,859 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month and six-month periods ended December 31, 2015 and 2014. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $0 and $4,361 non-employee compensation expense for the three-month periods ended December 31, 2015 and 2014. There was $0 and $10,903 non-employee compensation expense for the six-month periods ended December 31, 2015 and 2014.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014

Numerator:
Numerator for basic and diluted earnings per share
(Loss) from continuing operations	$(265,100)	$(76,748)	$(558,292)	$(516,944)
Income (loss) from discontinued operations	—	2,659	—	(16,104)
Net (loss)	$(265,100)	$(74,089)	$(558,292)	$(533,048)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net (loss) per share
Basic:
Continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Diluted:
Continuing operations	$(0.04)	$(0.01)	$(0.07)	$(0.07)
Discontinued operations	—	—	—	—
	$(0.04)	$(0.01)	$(0.07)	$(0.07)

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
In June 2014 FASB issued Accounting Standards Update 2014-11 Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In August 2015 FASB issued Accounting Standard Update No. 2015-13 Derivatives and Hedging (Topic 815) Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. The amendments apply to entities that enter into contracts for the purchase or sale of electricity on a forward basis and arrange for transmission through, or delivery to a location within, a nodal energy market whereby one of the contracting parties incurs charges (or credits) for the transmission of that electricity based in part on locational marginal pricing differences payable to (or receivable from) an independent system operator. The amendments specify that the use of locational marginal pricing by the independent system operator does not constitute the net settlement of the contract. If the physical delivery criterion is met, along with all of the other criteria of the normal purchase and normal scales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. The amendments in the Update are effective upon issuance and should be applied prospectively. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2015 FASB issued Accounting Standards Update No. 2015-15 Interest -Imputation of Interest (Subtopic 835-30). This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EIFF) meeting about the presentation of subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cots ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In September 2015 FASB issued Accounting Standards Update No. 2015-16 Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects, if any, as result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Under this Update an entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In November 2015 FASB issued Accounting Standards Update No. 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes to reduce complexity in accounting standards. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In January 2016 FASB issued Accounting Standards Update No. 2016-01 Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. Under the amendment, equity investments (with exceptions) must be evaluated at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Qualitative assessment is required for impairment assessment of equity investments without readily determinable fair values to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. Public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. An entity must present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Financial assets and financial liabilities must be presented separately by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. For public business entities, the amendments in this

Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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

The Company implemented a reduction in force in October 2015 which will reduce future annual expenses by approximately $770,000 to stem the recurring losses. If the Company is unable to achieve improvement in the near term, it is likely that our existing cash and cash flow from operations will not be sufficient to fund activities throughout the next 6 to 12 months without curtailing certain business activities.

The Company's Equity as of December 31, 2015 is below the NASDAQ Minimum Equity Listing Requirement. The Company expects to receive a delisting letter from NASDAQ shortly after the filing of this Form 10-Q. The Company is in the process of formulating a plan to regain compliance.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in the Company's Form 10K for the year ended June 30, 2015. If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that my not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

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
During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The Company recorded a decreased expense of approximately $3,000 and an increase of $1,000 for the three month and six month periods ended December 31, 2015, respectively, which is included in marketing, general and administrative expense. As of December 31, 2015 and June 30, 2015, the liability was approximately $87,000 and $86,000, respectively.

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2015 and June 30, 2015 (in thousands):

	December 31,	June 30,
	2015	2015
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	87	86
Total liabilities	87	86
Net liabilities of discontinued operations	$(87)	$(86)

The following tables summarize the results of discontinued operations of BHH for the three months and six months ended December 31, 2015 and 2014 (in thousands):

For the three months ended December 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	—
Research & development	—	—
Total costs and expenses	—	—
Other income	—	3
Net income	$—	$3

For the six months ended December 31,	2015	2014
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	19
Research & development	—	—
Total costs and expenses	—	19
Other income	—	3
Net loss	$—	$(16)

9. Inventory

(In thousands)	December 31,	June 30,
	2015	2015
Inventories, net:
Raw Material	$1,153	$1,112
Work-In-Process	384	334
Finished Goods	907	774
Total	$2,445	$2,220

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

Executive Overview—Six-Months Ended December 31, 2015 and 2014.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations decreased approximately $560,000, or 8.8%, to $5,770,000 during the six-months ended December 31, 2015 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $525,000 in ultrasound products, a decrease of $125,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $90,000 in surgical products.

• Consolidated cost of goods sold from continuing operations totaled approximately $2,974,000, or 51.5%, of product revenue from continuing operations for the six months ended December 31, 2015, as compared to $3,270,000, or 51.7%, of product revenue from continuing operations for the same period of the prior fiscal year. The decrease of 0.2% in cost of goods sold as a percentage of revenue is due mainly to the increased margin in ultrasound products.

• Total operating expenses decreased approximately $223,000, or 6.2%, during the six-month period ended December 31, 2015 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $258,000, or 9.0% and an increase of $35,000 or 4.9%, in research and development expenses.

• Net loss from continuing operations was approximately $558,000 for the six-months ended December 31, 2015. The Company implemented a reduction in force in October 2015 to reduce annual expenses by approximately $770,000 to stem the recurring losses.

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
Through December 31, 2015, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and Six-month periods Ended December 31, 2015 and 2014
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and six-month periods ended December 31, 2015 and 2014.
Table amounts are in thousands:

	Three Months ended December 31,			Six Months ended December 31,
	2015	2014	% Change	2015	2014	% Change
Product Revenue:
Sonomed-Escalon	$2,989	$3,700	(19.2)%	$5,770	$6,330	(8.8)%
Total	$2,989	$3,700	(19.2)%	$5,770	$6,330	(8.8)%
Consolidated product revenue from continuing operations decreased approximately $711,000, or 19.2%, to $2,989,000 during the three months ended December 31, 2015 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $639,000 in ultrasound products, a decrease of $109,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $37,000 in surgical products. The Company encountered supply chain shortages during the quarter that increased back-logged orders to approximately $680,000 at December 31, 2015.
Consolidated product revenue from continuing operations decreased approximately $560,000 , or 8.8%, to $5,770,000 during the six months ended December 31, 2015 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $525,000 in ultrasound products, a decrease of $125,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $90,000 in surgical products. The Company encountered supply chain shortages during the quarter that increased back-logged orders to approximately $680,000 at December 31, 2015.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months and six months ended December 31, 2015 and 2014. Table amounts are in thousands:

	Three Months ended December 31,				Six Months ended December 31,
	2015	%	2014	%	2015	%	2014	%
Cost of Goods Sold:
Sonomed-Escalon	$1,526	51.1%	$1,903	51.4%	$2,974	51.5%	$3,270	51.7%
Total	$1,526	51.1%	$1,903	51.4%	$2,974	51.5%	$3,270	51.7%

Consolidated cost of goods sold from continuing operations totaled approximately $1,526,000, or 51.1%, of product revenue from continuing operations, for the three months ended December 31, 2015, as compared to $1,903,000, or 51.4%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 0.3% in cost of goods sold as a percentage of revenue is due mainly to the increased margin on ultrasound products during Q2 2016.

Consolidated cost of goods sold from continuing operations totaled approximately $2,974,000, or 51.5%, of product revenue from continuing operations, for the six months ended December 31, 2015, as compared to $3,270,000, or 51.7%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 0.2% in cost of goods sold as a percentage of revenue is due mainly to the increased margin on ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months and six months ended December 31, 2015 and 2014. Table amounts are in thousands:

	Three Months ended December 31,			Six Months ended December 31,
	2015	2014	% Change	2015	2014	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,345	$1,490	(9.6)%	$2,611	$2,869	(9.0)%
Total	$1,345	$1,490	(9.6)%	$2,611	$2,869	(9.0)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $145,000, or 9.6%, to $1,345,000 during the three months ended December 31, 2015, as compared to the same period of the prior fiscal year. The decrease is due to a reduction in force in October 2015, decreased hiring expense, travel expense, reduced international consulting fees and advertising expense offset by the increased post retirement expense due to the discount rate adjustment in the current period.
Consolidated marketing, general and administrative expenses from continuing operations decreased $258,000, or 9.0%, to $2,611,000 during the six months ended December 31, 2015, as compared to the same period of the prior fiscal year. The decrease is due to a reduction in force, decreased hiring expense, reduced executive compensation, business tax, travel expense, reduced international consulting fees and advertising expense offset by the increased post retirement expense due to the discount rate adjustment in the current period.
The following table presents consolidated research and development expenses from continuing operations for the three-months and six-months ended December 31, 2015 and 2014. Table amounts are in thousands:

	Three Months ended December 31,			Six Months ended December 31,
	2015	2014	% Change	2015	2014	% Change
Research and Development:
Sonomed Escalon	$383	$384	(0.3)%	$743	$708	4.9%
Total	$383	$384	(0.3)%	$743	$708	4.9%

Consolidated research and development expenses from continuing operations decreased $1,000, or 0.3%, to $383,000 during the three-months ended December 31, 2015, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease in prototype expense was offset by the increase in the consulting expense during the current period.
Consolidated research and development expenses from continuing operations increased $35,000, or 4.9%, to $743,000 during the six-months ended December 31, 2015, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.
Discontinued Operations

For the three-months and six-months ended December 31, 2015 and 2014, the Company had a net income from discontinued operations of the BHH segment of $0 and $3,000. For the six-month period ended December 31, 2015 and 2014, the Company had a net loss from discontinued operations of the BHH segment of $0 and $16,000, respectively. Discontinued operations is related to a BHH lease guaranteed by the Company. During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The company recorded a decrease of legal expense of approximately $3,000 and increase of $1,000 for the three month and six month periods ended December 31, 2015, respectively, which is included in marketing, general and administrative expense. As of December 31, 2015 and June 30, 2015, the liability was approximately $87,000 and $86,000, respectively.

Other Income
The Company did not have significant other income during the three-months and six-months ended December 31, 2015 and 2014.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of December 31, 2015 and June 30, 2015. Table amounts are in thousands:

	December 31, 2015	June 30, 2015
Current Ratio:
Current assets	$4,940	$5,768
Less: Current liabilities	2,485	2,762
Working capital	$2,455	$3,006
Current ratio	2.0 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	2,453	2,990
Total capital	$2,453	$2,990
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $551,000 as of December 31, 2015, and the current ratio was reduced to 2.0 from 2.1 when compared to June 30, 2015. Debt to Total Capital Ratio was 0% as of December 31, 2015 and June 30, 2015.

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

The Company's Equity was approximately $2,453,000 as December 31, 2015 which is approximately $47,000 below the NASDAQ Minimum Equity Listing Requirement. The Company expects to receive a delisting letter from NASDAQ shortly after the filing of this Form 10-Q. The Company is in the process of formulating a plan to regain compliance.

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

Cash Used In or Provided By Operating Activities
During the six-month periods ended December 31, 2015 and 2014, the Company experienced cash outflows from continuing operating activities of $594,000 and $668,000, respectively. The net decrease in cash used in operating activities for the six-month period ended December 31, 2015, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2015, the Company had a net loss of $558,000, and experienced net cash in flows from a decrease in accounts receivable of $437,000, an increase in post-retirement benefits of $35,000 and an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $13,000 and $22,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense and an increase in inventory of $278,000 and $225,000, respectively, and an increase in other current assets of $40,000.
For the six-month period ended December 31, 2014, the Company had a net loss of $533,000, which includes net loss from discontinued operations of $16,000, and experienced net cash in flows from a decrease in other current assets of $71,000, a decrease in inventory of $526,000, an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $7,000 and $35,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense of $420,000, an increase in accounts receivable of $340,000 and a decrease in post-retirement benefits of $30,000.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $62,000 were due to the purchase of an injection mold for the new hand held GoVu pachymeter during the six-month period ended December 31, 2015.
Cash flows used in investing activities of $22,000 were due to the purchase of fixed assets during the six-month period ended December 31, 2014.
There were no cash flows used in or provided by financing activities during the six-month periods ended December 31, 2015 and 2014.

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

The Company's Equity was approximately $2,453,000 as December 31, 2015 which is approximately $47,000 below the NASDAQ Minimum Equity Listing Requirement. The Company expects to receive a delisting letter from NASDAQ shortly after the filing of this Form 10-Q. The Company is in the process of formulating a plan to regain compliance.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2015 and 2014.

The following table presents the Company's contractual obligations as of December 31, 2015 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,326,414	$575,900	$569,710	$180,804	$—
Total	$1,326,414	$575,900	$569,710	$180,804	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is converting to the new COSO framework during fiscal year 2016.

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

Escalon Medical Corp.
(Registrant)

Date: February 16, 2016	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 16, 2016	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer