Form 10-Q
period 2016-03-31
ESCALON MEDICAL CORP
filed 2016-05-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,526,430 shares of common stock, $0.001 par value, outstanding as of May 13, 2016.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$618,588	$1,516,761
Accounts receivable, net	1,677,839	1,785,928
Inventory, net	2,364,122	2,219,615
Other current assets	152,332	245,520
Total current assets	4,812,881	5,767,824
Property and equipment, net	95,406	48,013
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	2,000	3,200
Total assets	$5,640,320	$6,549,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,063,834	$1,044,199
Accrued expenses	1,002,600	1,529,428
Related party note payable	150,000	—
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	90,510	86,176
Total current liabilities	2,408,835	2,761,694
Accrued post-retirement benefits, net of current portion	847,454	797,431
Total long-term liabilities	847,454	797,431
Total liabilities	3,256,289	3,559,125
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,526,430 issued and outstanding	7,526	7,526
Additional paid-in capital	69,663,531	69,629,889
Accumulated deficit	(67,287,026)	(66,647,470)
Total shareholders’ equity	2,384,031	2,989,945
Total liabilities and shareholders’ equity	$5,640,320	$6,549,070
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Net revenues:
Product revenue	$3,097,022	$3,427,564	$8,867,179	$9,757,538
Revenues, net	3,097,022	3,427,564	8,867,179	9,757,538
Costs and expenses:
Cost of goods sold	1,579,762	1,806,877	4,554,248	5,076,847
Marketing, general and administrative	1,225,296	1,323,419	3,836,776	4,192,428
Research and development	370,178	289,848	1,112,696	997,852
Total costs and expenses	3,175,236	3,420,144	9,503,720	10,267,127
Income (loss) from operations	(78,214)	7,420	(636,541)	(509,589)
Other income(loss)
Interest income	51	20	88	85
Interest expense	(3,103)	—	(3,103)	—
Total other income (loss)	(3,052)	20	(3,015)	85
Income (loss) from continuing operations	(81,266)	7,440	(639,556)	(509,504)
Income from discontinued operations	—	49,102	—	32,998
Net income (loss)	$(81,266)	$56,542	$(639,556)	$(476,506)
Net income (loss) per share
Basic:
Continuing operations	$(0.01)	$—	$(0.08)	$(0.07)
Discontinued operations	—	0.01	—	0.01
Net income (loss)	$(0.01)	$0.01	$(0.08)	$(0.06)
Diluted:
Continuing operations	$(0.01)	$—	$(0.08)	$(0.07)
Discontinued operations	—	0.01	—	0.01
Net income (loss)	$(0.01)	$0.01	$(0.08)	$(0.06)
Weighted average shares—basic	7,526,430	7,526,430	7,526,430	7,526,430
Weighted average shares—diluted	7,526,430	7,526,430	7,526,430	7,526,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2015	7,526,430	$7,526	$69,629,889	$(66,647,470)	$2,989,945
Net loss	—	—	—	(639,556)	(639,556)
Compensation expense	—	—	33,642	—	33,642
Balance at March 31, 2016	7,526,430	$7,526	$69,663,531	$(67,287,026)	$2,384,031
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(639,556)	$(476,506)
Adjustments to reconcile net loss to cash (used in) operating activities of continuing operations:
Loss from discontinued operations	—	(32,998)
Depreciation and amortization	20,937	10,516
Compensation expense related to stock options	33,642	51,064
Change in operating assets and liabilities:
Accounts receivable, net	108,089	(572,445)
Inventory, net	(144,507)	501,299
Other current assets	93,188	54,113
Accounts payable and accrued expenses	(507,193)	(263,589)
Change in accrued post-retirement benefits	50,023	(34,772)
Change in liabilities of discontinued operations	4,334	—
Net cash (used in) operating activities from continuing operations	(981,043)	(763,318)
Net cash (used in) operating activities from discontinued operations	—	—
Net cash (used in) operating activities	(981,043)	(763,318)
Cash Flows from Investing Activities:
Purchase of fixed assets	(67,130)	(31,419)
Net cash (used in) investing activities	(67,130)	(31,419)
Cash Flows from Financing Activities:
Proceeds from related party note payable	150,000	—
Net cash provided by financing activities	150,000	—
Net (decrease) in cash and cash equivalents	(898,173)	(794,737)
Cash and cash equivalents, beginning of period	1,516,761	2,009,554
Cash and cash equivalents, end of period	$618,588	$1,214,817
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

As of March 31, 2016 and 2015 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $5,971 and $71,178, respectively. The remaining cost is expected to be recognized over a weighted average period of 0.04 years. For the three-month periods ended March 31, 2016 and 2015, $11,941 and $11,941 was recorded as compensation expense, respectively. For the nine-month periods ended  March 31, 2016  and 2015 , $33,642 and $35,800 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month and nine-month periods ended March 31, 2016 and 2015. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $0 and $4,361 non-employee compensation expense for the three-month periods ended March 31, 2016 and 2015. There was $0 and $15,264 non-employee compensation expense for the nine-month periods ended March 31, 2016 and 2015.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015

Numerator:
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$(81,266)	$7,440	$(639,556)	$(509,504)
Income (loss) from discontinued operations	—	49,102	—	32,998
Net income (loss)	$(81,266)	$56,542	$(639,556)	$(476,506)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,526,430	7,526,430	7,526,430	7,526,430
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,526,430	7,526,430	7,526,430	7,526,430

Net income (loss) per share
Basic:
Continuing operations	$(0.01)	$—	$(0.08)	$(0.07)
Discontinued operations	—	0.01	—	0.01
	$(0.01)	$0.01	$(0.08)	$(0.06)
Diluted:
Continuing operations	$(0.01)	$—	$(0.08)	$(0.07)
Discontinued operations	—	0.01	—	0.01
	$(0.01)	$0.01	$(0.08)	$(0.06)

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
In February 2016 FASB issued Account Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessess for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted.
In March 2016 FASB issued Account Standards Update No. 2016-03 Intangibles-Goodwill and other (Topic 350), Business Combinations (Topic 805) Consolidation (Topic 810) and Derivatives and Hedging (Topic 815) The amendments in this Update could affect all private companies within the scope of Update 2014-02; Update 2014-03; Update 2014-07, Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements; or Update 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in this Update make the guidance in Updates 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this Update. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this Update also extend the transition guidance in Updates 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this Update extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two Updates.
In March 2016 FASB issued Account Standards Update No. 2016-07 Investments-Equity Method and Joint Ventures (Topic 323) The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. It eliminates the requirement to retroactively adopt the equity method of accounting for adjustment of the investment. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.
In March 2016 FASB issued Account Standards Update No. 2016-08 Revenue from Contracts with Customers (Topic) Principal vs. Agent Considerations. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The effective date is same as the date for Update No. 2014-09.
In March 2016 FASB issued Account Standards Update No. 2016-09 Compensation-Stock Compensation -(Topic 718) Improvements to employee share-based payments accounting as part of simplicity initiatives. This update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.
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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, related party note payable, accounts payable, and accrued expenses.

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

On February 19, 2016 the Company received a delisting letter from Nasdaq concerning the Company's equity being approximately $2,453,000 as of December 31, 2015 which is approximately $47,000 below the NASDAQ Minimum Equity Listing Requirement. The Company submitted a plan to Nasdaq outling how it plans to regain compliance. The Company's plan was accepted by Nasdaq and the Company was given until August 17, 2016 to implement its plan and regain compliance.

On March 2, 2016 the Company received a delisting letter from Nasdaq concerning the rule that listed securities must maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in the Company's Form 10-K for the year ended June 30, 2015. If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

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
During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The Company recorded an expense of approximately $3,000 and $5,000 for the three month and nine month periods ended March 31, 2016, respectively, which is included in marketing, general and administrative expense. As of March 31, 2016 and June 30, 2015, the liability was approximately $91,000 and $86,000, respectively.

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at March 31, 2016 and June 30, 2015 (in thousands):

	March 31,	June 30,
	2016	2015
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	91	86
Total liabilities	91	86
Net liabilities of discontinued operations	$(91)	$(86)

The following tables summarize the results of discontinued operations of BHH for the three months and nine months ended March 31, 2016 and 2015 (in thousands):

For the three months ended March 31,	2016	2015
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	23
Research & development	—	—
Total costs and expenses	—	23
Other income	—	72
Net income	$—	$49

For the nine months ended March 31,	2016	2015
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	19
Research & development	—	—
Total costs and expenses	—	19
Other income	—	58
Net loss	$—	$39
There was no activity during the three months ended March 31, 2016 and 2015. The following tables summarize the results of discontinued operations of ECD for the nine months ended March 31, 2016 and 2015 (in thousands):

For the nine months ended March 31,	2016	2015
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative		6
Research & development	—	—
Total Costs and expenses	—	6
Net loss	$—	$(6)

9. Inventory

(In thousands)	March 31,	June 30,
	2016	2015
Inventories, net:
Raw Material	$993	$1,112
Work-In-Process	450	334
Finished Goods	921	774
Total	$2,364	$2,220

10. Related Party

During the nine-month period ended March 31, 2016, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $150,000. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended March 31, 2016 and 2015 was $3,103 and $0, respectively. Related party interest expense for the nine-month periods ended March 31, 2016 and 2015 was $3,103 and $0, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $150,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, including the adequacy of the Company's financial resiurces over the next 6 months, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2015 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Nine-Months Ended March 31, 2016 and 2015.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue from continuing operations decreased approximately $891,000, or 9.1%, to $8,867,000 during the nine months ended March 31, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $735,000 in ultrasound products, a decrease of $312,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $156,000 in surgical products.

• Consolidated cost of goods sold from continuing operations totaled approximately $4,554,000, or 51.4%, of product revenue from continuing operations for the nine months ended March 31, 2016, as compared to $5,077,000, or 52.0%, of product revenue from continuing operations for the same period of the prior fiscal year. The decrease of 0.6% in cost of goods sold as a percentage of revenue is due mainly to the increased margin in ultrasound products.

• Total operating expenses decreased approximately $241,000, or 4.6%, during the nine-month period ended March 31, 2016 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $356,000, or 8.5% and an increase of $115,000 or 11.5%, in research and development expenses.

• Net loss from continuing operations was approximately $640,000 for the nine-months ended March 31, 2016. The Company implemented a reduction in force in October 2015 to reduce annual expenses by approximately $770,000 to stem the recurring losses.

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
Under the provisions of FASB issued authoritative guidance, basic and diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income/(loss) per share excludes potential common shares if the impact is anti-dilutive. Basic earnings (loss) per share are computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are determined in the same manner as basic earnings per share, except that the number of shares is increased by assuming exercise of dilutive stock options and warrants using the treasury stock method.

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

Through March 31, 2016, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and nine-month periods Ended March 31, 2016 and 2015
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and nine-month periods ended March 31, 2016 and 2015.
Table amounts are in thousands:

	Three Months ended March 31,			Nine Months ended March 31,
	2016	2015	% Change	2016	2015	% Change
Product Revenue:
Sonomed-Escalon	$3,097	$3,428	(9.6)%	$8,867	$9,758	(9.1)%
Total	$3,097	$3,428	(9.6)%	$8,867	$9,758	(9.1)%
Consolidated product revenue from continuing operations decreased approximately $331,000, or 9.6%, to $3,097,000 during the three months ended March 31, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $210,000 in ultrasound products, a decrease of $188,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $67,000 in surgical products.
Consolidated product revenue from continuing operations decreased approximately $891,000 , or 9.1%, to $8,867,000 during the nine months ended March 31, 2016 as compared to same period` of the last fiscal year. The decrease in revenue is attributed to a decrease of $735,000 in ultrasound products, a decrease of $312,000 in digital imaging cameras and AXIS image management systems and offset by an increase of $156,000 in surgical products.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months and nine months ended March 31, 2016 and 2015. Table amounts are in thousands:

	Three Months ended March 31,				Nine Months ended March 31,
	2016	%	2015	%	2016	%	2015	%
Cost of Goods Sold:
Sonomed-Escalon	$1,580	51.0%	$1,807	52.7%	$4,554	51.4%	$5,077	52.0%
Total	$1,580	51.0%	$1,807	52.7%	$4,554	51.4%	$5,077	52.0%

Consolidated cost of goods sold from continuing operations totaled approximately $1,580,000, or 51.0%, of product revenue from continuing operations, for the three months ended March 31, 2016, as compared to $1,807,000, or 52.7%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 1.7% in cost of goods sold as a percentage of revenue is due mainly to the increased margin on ultrasound products during Q3 2016.

Consolidated cost of goods sold from continuing operations totaled approximately $4,554,000, or 51.4%, of product revenue from continuing operations, for the nine months ended March 31, 2016, as compared to $5,077,000, or 52.0%, of product revenue from continuing operations, for the same period of the prior fiscal year. The decrease of 0.6% in cost of goods sold as a percentage of revenue is due mainly to the increased margin on ultrasound products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months and nine months ended March 31, 2016 and 2015. Table amounts are in thousands:

	Three Months ended March 31,			Nine Months ended March 31,
	2016	2015	% Change	2016	2015	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,225	$1,323	(7.4)%	$3,837	$4,192	(8.5)%
Total	$1,225	$1,323	(7.4)%	$3,837	$4,192	(8.5)%
Consolidated marketing, general and administrative expenses from continuing operations decreased $98,000, or 7.4%, to $1,225,000 during the three months ended March 31, 2016, as compared to the same period of the prior fiscal year. The decrease is due to a reduction in force in October 2015, decreased hiring expense, travel expense, reduced international consulting fees and advertising expense offset by the increased post retirement expense due to a discount rate adjustment in the current period.
Consolidated marketing, general and administrative expenses from continuing operations decreased $356,000, or 8.5%, to $3,837,000 during the nine months ended March 31, 2016, as compared to the same period of the prior fiscal year. The decrease is due to a reduction in force, decreased hiring expense, reduced executive compensation, business tax, travel expense, reduced international consulting fees and advertising expense offset by the increased post retirement expense due to a discount rate adjustment in the current period.
The following table presents consolidated research and development expenses from continuing operations for the three-months and nine-months ended March 31, 2016 and 2015. Table amounts are in thousands:

	Three Months ended March 31,			Nine Months ended March 31,
	2016	2015	% Change	2016	2015	% Change
Research and Development:
Sonomed Escalon	$370	$290	27.6%	$1,113	$998	11.5%
Total	$370	$290	27.6%	$1,113	$998	11.5%

Consolidated research and development expenses from continuing operations increased $80,000, or 27.6% , to $370,000 during the three-months ended March 31, 2016, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease in prototype expense was offset by the increase in the consulting expense during the current period.
Consolidated research and development expenses from continuing operations increased $115,000, or 11.5%, to $1,113,000 during the nine-months ended March 31, 2016, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products.

Discontinued Operations

For the three-months ended March 31, 2016 and 2015, the Company had a net income from discontinued operations of the BHH segment of $0 and $49,000. For the nine-month periods ended March 31, 2016 and 2015, the Company had a net income from discontinued operations of the BHH segment of $0 and $33,000, respectively and had a net loss from distontiued operations of ECD of $6,000. Discontinued operations is related to a BHH lease guaranteed by the Company. During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. The company recorded an expense of approximately $3,000 and $5,000 for the three month and nine month periods ended March 31, 2016, respectively, which is included in marketing, general and administrative expense. As of March 31, 2016 and June 30, 2015, the liability was approximately $91,000 and $86,000, respectively.

Other Income
The Company did not have significant other income during the three-months and nine-months ended March 31, 2016 and 2015.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of March 31, 2016 and June 30, 2015. Table amounts are in thousands:

	March 31, 2016	June 30, 2015
Current Ratio:
Current assets	$4,813	$5,768
Less: Current liabilities	2,409	2,762
Working capital	$2,404	$3,006
Current ratio	2.0 to 1	2.1 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$—	$—
Total debt	—	—
Total equity	2,384	2,990
Total capital	$2,384	$2,990
Total debt to total capital	—%	—%

Working Capital Position
Working capital decreased $602,000 as of March 31, 2016, and the current ratio was decreased from 2.1 to 2.0 when compared to June 30, 2015. Debt to Total Capital Ratio was 0% as of March 31, 2016 and June 30, 2015.

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

On February 19, 2016 the Company received a delisting letter from Nasdaq concerning the Company's equity being approximately $2,453,000 as of December 31, 2015 which is approximately $47,000 below the NASDAQ Minimum Equity Listing Requirement. The Company submitted a plan to Nasdaq outling how it plans to regain compliance. The Company's plan was accepted by Nasdaq and the Company was given until August 17, 2016 to implement its plan and regain compliance.

On March 2, 2016 the Company received a delisting letter from Nasdaq concerning the rule that listed securities must maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance.

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

Cash Used In or Provided By Operating Activities
During the nine-month periods ended March 31, 2016 and 2015, the Company experienced cash outflows from continuing operating activities of $981,000 and $763,000, respectively. The net decrease in cash used in operating activities for the nine-month period ended March 31, 2016, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2016, the Company had a net loss of $640,000, and experienced net cash in flows from a decrease in accounts receivable of $108,000, an increase in post-retirement benefits of $50,000 and an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $21,000 and $34,000, respectively, and a decrease in other current assets of $93,000. These cash in-flows were offset by a decrease in accounts payable and accrued expenses and an increase in inventory of $507,000 and $145,000, respectively.
For the nine-month period ended March 31, 2015, the Company had a net loss of $477,000, which includes net income from discontinued operations of $33,000, and experienced net cash in flows from a decrease in other current assets of $54,000, a decrease in inventory of $501,000, an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $11,000 and $51,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expenses of $264,000, an increase in accounts receivable of $572,000 and a payment of post-retirement benefits of $35,000.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities of $67,000 were due to the purchase of an injection mold for the new hand held GoVu pachymeter during the nine-month period ended March 31, 2016.
Cash flows used in investing activities of $31,000 were due to the purchase of fixed assets during the nine-month period ended March 31, 2015.
Cash flows from financing activities of $150,000 were due to the proceeds from the related party note payable of $150,000.
There were no cash flows used in or provided by financing activities during the nine-month periods ended March 31, 2015.
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

On February 19, 2016 the Company received a delisting letter from Nasdaq concerning the Company's equity being approximately $2,453,000 as of December 31, 2015 which is approximately $47,000 below the NASDAQ Minimum Equity Listing Requirement. The Company submitted a plan to Nasdaq outling how it plans to regain compliance. The Company's plan was accepted by Nasdaq and the Company was given until August 17, 2016 to implement its plan and regain compliance.

On March 2, 2016 the Company received a delisting letter from Nasdaq concerning the rule that listed securities must maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2016 and 2015.

The following table presents the Company's contractual obligations as of March 31, 2016 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,208,283	$582,444	$480,528	$145,311	$—
Total	$1,208,283	$582,444	$480,528	$145,311	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures (except as noted below) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During the third quarter the Company determined that internal controls related to consignment inventory were not adequate resulting in some immaterial errors. The Company has decided to treat this deficiency as a material weakness of internal controls over consignment inventory. The Company will reevaluate and add to its current controls and remedy this issue during the fourth quarter of this fiscal year.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is converting to the new COSO framework during fiscal year 2016.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

Item 5. Other Matters.

On May 12, 2016, Fred G. Choate submitted his resignation from our board of directors and our board of directors accepted his resignation. To the knowledge of our executive officers, Fred G. Choate had no disagreement with us on any matter relating to our operations, policies or practices. The Company has disclosed this item in the current 10Q rather than in Item 5.02 Departure of Directors or Certain Officers on Form 8k.

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

Escalon Medical Corp.
(Registrant)

Date: May 16, 2016	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 16, 2016	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer