Form 10-K
period 2016-06-30
ESCALON MEDICAL CORP
filed 2016-10-12
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2015 was approximately $7,978,016, computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market on such date.
As of October 10, 2016, the registrant had 7,551,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

Research and Development
The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facilities. Company-sponsored research and development expenditures from continuing operations for the fiscal years ended June 30, 2016 and 2015 were approximately $1,450,000 and $1,302,000, respectively.

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

Human Resources
As of June 30, 2016, the Company employed 50 employees. Of these employees, 20 of the Company’s employees are employed in manufacturing, 16 are employed in general and administrative positions, 7 are employed in sales and marketing and 7 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

          The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The report of the Company’s independent registered public accounting firm issued in conjunction with the financial statements for the year ended June 30, 2016 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive and any investment in the Company may be lost.

        The Company has implemented an austerity plan to stem the recurring losses. If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next six to 12 months without curtailing certain business activities or selling certain assets. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in “Risk Factors.”

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
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities and is hampered by the transition to new products which involved the discounting of our older product inventory and a material exchange rate reduction between the Euro and the US Dollar.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2016 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company’s business and financial condition will depend in part upon the market acceptance of the Company’s products. The Company’s products may not achieve or maintain market acceptance. Market acceptance depends on a number of factors including:

•	The price of the products;

•	The continued receipt of regulatory approvals for multiple indications;

•	The establishment and demonstration of the clinical safety and efficacy of the Company’s products; and

•	The advantages of the Company’s products over those marketed by the Company’s competitors.
Any failure to achieve or maintain significant market acceptance of the Company’s products will have a material adverse impact on the Company’s business.
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

NASDAQ Delisting Notice

On March 2, 2016, NASDAQ notified the Escalon Medical Corp. (the "Company") that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the "Rule"). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2016, to regain compliance with the Rule. The Company received a letter from NASDAQ dated August 30, 2016 stating that the NASDAQ staff determined that the Company did not meet the terms of the extension. The Company had previously requested an appeal of the staff's determination of the Company's failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing.

Therefore, both issues will be addressed at the requested hearing with the Hearings Panel. The Company is continuing its plan for compliance with the NASDAQ continued listing standards. The Company's appeal of the NASDAQ’s determination to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series will stay the suspension of the Company’s securities pending the Panel’s decision.

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

ITEM 2. PROPERTIES

As of June 30, 2016 the Company leased an aggregate of 27,679 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company moved its corporate offices back to 3,954 square feet located in 435 Devon Park Drive, Pennsylvania in November 2014 under a five-year lease agreement. The New York facility lease covering 12,173 square feet expires in August 2017. The Wisconsin lease, currently at 11,250 square feet of space was reduced to 8,100 square feet of space after lease renewal and the new lease will expire in July 2018. The Massachusetts lease, which covers 3,452 square feet and expired in August 2015, is now extended on a month to month basis. Annual rent under all of the Company’s property lease arrangements was approximately $572,000 for the year ended June 30, 2016.
The Company guaranteed the lease payment for BHH and during fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.The Company has accrued lease termination costs of $89,000 and $86,000 as of June 30, 2016 and 2015, respectively.

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

	High	Low
Fiscal year ended June 30, 2016
Quarter ended September 30, 2015	$1.55	$1.05
Quarter ended December 31, 2015	$1.25	$1.01
Quarter ended March 31, 2016	$1.07	$0.79
Quarter ended June 30, 2016	$0.91	$0.67
Fiscal year ended June 30, 2015
Quarter ended September 30, 2014	$1.88	$1.43
Quarter ended December 31, 2014	$1.79	$1.22
Quarter ended March 31, 2015	$1.80	$1.19
Quarter ended June 30, 2015	$1.57	$1.18
As of October 10, 2016 there were 1,304 holders of record of the Company’s common stock. On October 10, 2016 the closing price of the Company’s Common Stock as reported by the NASDAQ Capital Market was $0.62 per share.
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

On March 2, 2016, NASDAQ notified the Escalon Medical Corp. (the "Company") that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the "Rule"). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2016, to regain compliance with the Rule. The Company received a letter from NASDAQ dated August 30, 2016 stating that the NASDAQ staff determined that the Company did not meet the terms of the extension. The Company had previously requested an appeal of the staff's determination of the Company's failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing.

Therefore, both issues will be addressed at the requested hearing with the Hearings Panel which will take place on October 13, 2016. The Company is continuing its plan for compliance with the NASDAQ continued listing standards. The Company's appeal of the NASDAQ’s determination to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series will stay the suspension of the Company’s securities pending the Panel’s decision.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item IA of this Form 10-K.

Executive Overview—Fiscal Years Ended June 30, 2016 and 2015
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations decreased approximately $1,560,000 or 11.9% during the fiscal year ended June 30, 2016 as compared to the prior fiscal year. The decrease in revenue is attributed to the decreased sales in Sonomed's ultrasound products of $1,215,000, decrease in Digital products of $434,000 and offset by an increase in sales of Trek products of $89,000.

•
Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 53.5% of product revenues during the fiscal year ended June 30, 2016, as compared to approximately 53.3% of product revenue for the prior fiscal year. The increase of 0.2% in cost of goods sold as a percentage of revenue is mainly due to the reduced margin of ultrasound products during the current period.

•
Operating expenses decreased approximately 9.2% during the fiscal year ended June 30, 2016, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 13.8% and offset by an increase of 11.4% in research and development.

Results of Operations
Fiscal Years Ended June 30, 2016 and 2015
The following table shows consolidated product revenue, as well as identifying trends in revenues for the fiscal years ended June 30, 2016 and 2015. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2016	2015	% Change
Product Revenue:
Sonomed-Escalon	$11,576	$13,136	(11.9)%
Total	$11,576	$13,136	(11.9)%
Consolidated product revenue from continuing operations decreased approximately $1,560,000 or 11.9%, to $11,576,000 during the year ended June 30, 2016 as compared to the last fiscal year, resulting from decreased sales in Sonomed's ultrasound products of $1,215,000, decrease in Digital products of $434,000 and offset by an increase in sales of Trek products of $89,000. Reduction is related to reduced international sales related to the strong dollar vs. the EURO and continued weakness in South America related to the economic troubles in the region.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the fiscal years ended June 30, 2016 and 2015. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2016	%	2015	%
Cost of Goods Sold:
Sonomed-Escalon	$6,198	53.5%	$7,007	53.3%
Total	$6,198	53.5%	$7,007	53.3%

Consolidated cost of goods sold from continuing operations totaled approximately $6,198,000, or 53.5%, of product revenue from continuing operations, for the fiscal year ended June 30, 2016, as compared to $7,007,000, or 53.3%, of product revenue from continuing operations, for the prior fiscal year. The increase of 0.2% in cost of goods sold as a percentage of revenue is mainly due to the mix of products sold in the current year.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the fiscal years ended June 30, 2016 and 2015. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2016	2015	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$5,069	$5,880	(13.8)%
Total	$5,069	$5,880	(13.8)%

Consolidated marketing, general and administrative expenses from continuing operations decreased $811,000, or 13.8%, to $5,069,000 during the fiscal year ended June 30, 2016, as compared to the prior fiscal year. The decrease in marketing, general and administrative expenses is due to decreased head counts as a result of the October 2015 planned reductions, travel expense and bad debt expense of $121,000 booked in 2015.
The following table presents consolidated research and development expenses from continuing operations for the fiscal years ended June 30, 2016 and 2015.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2016	2015	% Change
Research and Development:
Sonomed Escalon	$1,450	$1,302	11.4%
Total	$1,450	$1,302	11.4%
Consolidated research and development expenses from continuing operations increased $148,000, or 11.4% of product revenue, to $1,450,000 during the fiscal year ended June 30, 2016, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in R&D expense is due to increased consulting expense.
No customer represented more than 10% of consolidated revenue from continuing operations for the years ended June 30, 2016 and 2015. Foreign sales in 2016 decreased $393,000 or 8% to $4,661,000.

	2016	2015
Sonomed-Escalon	$4,660,952	$5,053,818
Total	$4,660,952	$5,053,818

Total Net Revenue	$11,576,466	$13,136,203
	40.3%	38.5%

Discontinued Operations

For the years ended June 30, 2016 and 2015 the Company had net loss and income from discontinued operation of $0 and $511,000, respectively. During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.

Liquidity and Capital Resources

The following table presents overall liquidity and capital resources as of June 30, 2016 and 2015. Table amounts are in thousands:

	June 30,
	2016	2015
Current Ratio:
Current assets	$4,717	$5,768
Less: Current liabilities	2,784	2,762
Working capital	$1,933	$3,006
Current ratio	1.69 to 1	2.1 to 1
Debt to Total Capital Ratio:
Notes payable and current portion of long-term debt	$275	$—
Total debt	275	—
Total equity	1,910	2,990
Total capital	$2,185	$2,990
Total debt to total capital	12.6%	—%
Working Capital Position
Working capital decreased $1,073,000 as of June 30, 2016, and the current ratio decreased to 1.69 to 1 from 2.1 to 1 when compared to June 30, 2015.
Overall total current assets decreased $1,051,000 to $4,717,000 in 2016 from $5,768,000 in 2015. Total current liabilities, which consists of current portion of post-retirement pension benefits, accounts payable, accrued expenses, and liabilities of discontinued operations, increased $22,000 to $2,784,000 in 2016 from $2,762,000 in 2015.

Cash Used In or Provided By Operating Activities
During fiscal 2016, the Company used approximately $1,197,000 of cash for operating activities as compared to using approximately $457,000 for operating activities during the year ended June 30, 2015.
For the year ended June 30, 2016, the Company had a net loss of $1,152,000. Cash outflows were mainly due to an increase in inventory of $64,000, an increase in other current assets of $36,000, and a decrease in accounts payable and accrued expenses of $255,000, partially offset by the cash inflow from a decrease in accounts receivable of $171,000, an increase in accrued post retirement benefits of $38,000, non cash items of depreciation and amortization of $25,000, stock compensation of $20,000 and compensation expense related to stock options of $52,000.
For the year ended June 30, 2015, the Company had a net loss of $541,000, which includes net gain from discontinued operations of $511,000, mainly due to reduction of lease accrual, a increase in accounts receivable of $96,000, a decrease in inventory of $691,000, a decrease in other current assets of $41,000, a decrease in accrued post retirement benefits of $44,000, and a decrease in accounts payable and accrued expenses of $82,000, partially offset by non cash items of depreciation and amortization of $14,000 and compensation expense related to stock options of $67,000.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities for 2016 were approximately $56,000 related to the purchase of fixed assets for continuing operations.
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
During 2016 the cash inflow from financing activities of $275,000 were due to related party note payable and during 2015 there was no cash flows used in or provided by financing activities.

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

On March 2, 2016, NASDAQ notified the Escalon Medical Corp. (the "Company") that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the "Rule"). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2016, to regain compliance with the Rule. The Company received a letter from NASDAQ dated August 30, 2016 stating that the NASDAQ staff determined that the Company did not meet the terms of the extension.

The Company had previously requested an appeal of the staff's determination of the Company's failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing.

Therefore, both issues will be addressed at the requested hearing with the Hearings Panel which will take place on October 13, 2016. The Company is continuing its plan for compliance with the NASDAQ continued listing standards. The Company's appeal of the NASDAQ’s determination to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series will stay the suspension of the Company’s securities pending the Panel’s decision.

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
Through June 30, 2016, the Company has recorded a valuation allowance against the deferred tax assets resulting from the Company’s net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015 FASB issued accounting Standards Update No. 2015-13 Revenue from Contracts with Customers (Topic 606) deferral of the effective date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. Management is evaluating the standard's impact on the consolidated financial statements.
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
In February 2016 FASB issued Account Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessess for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements. Management is evaluating the standard's impact on the consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
October 12, 2016

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$538,114	$1,516,761
Accounts receivable, net	1,614,549	1,785,928
Inventory, net	2,283,148	2,219,615
Other current assets	281,330	245,520
Total current assets	4,717,141	5,767,824
Property and equipment, net	81,206	48,013
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	2,000	3,200
Total assets	$5,530,380	$6,549,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of post-retirement benefits	$101,891	$101,891
Accounts payable	1,091,923	1,044,199
Accrued expenses	1,226,842	1,529,428
Related party note payable	275,000	—
Liabilities of discontinued operations	88,660	86,176
Total current liabilities	2,784,316	2,761,694
Accrued post-retirement benefits, net of current portion	835,589	797,431
Total long-term liabilities	835,589	797,431
Total liabilities	3,619,905	3,559,125
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 and 7,526,430 issued and outstanding as of June 30, 2016 and 2015, respectively	7,551	7,526
Additional paid-in capital	69,701,907	69,629,889
Accumulated deficit	(67,798,983)	(66,647,470)
Total shareholders’ equity	1,910,475	2,989,945
Total liabilities and shareholders’ equity	$5,530,380	$6,549,070
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2016	2015
Net revenues:
Product revenue	$11,576,466	$13,136,203
Revenues, net	11,576,466	13,136,203
Costs and expenses:
Cost of goods sold	6,197,739	7,006,770
Marketing, general and administrative	5,068,950	5,879,852
Research and development	1,450,069	1,301,782
Total costs and expenses	12,716,758	14,188,404
Loss from continuing operations	(1,140,292)	(1,052,201)
Other (expense) income
Interest income	179	105
Interest expense	(11,400)	—
Total other income	(11,221)	105
Net loss from continuing operations	(1,151,513)	(1,052,096)
Income from discontinued operations before taxes	—	510,851
Benefit (provision) for income taxes	—	—
Net income from discontinued operations	—	510,851
Net (loss)	$(1,151,513)	$(541,245)
Net (loss) income per share
Basic:
Continuing operations	$(0.15)	$(0.14)
Discontinued operations	—	0.07
Net (loss)	$(0.15)	$(0.07)
Diluted:
Continuing operations	$(0.15)	$(0.14)
Discontinued operations	—	0.07
Net loss	$(0.15)	$(0.07)
Weighted average shares—basic	7,541,013	7,526,430
Weighted average shares—diluted	7,541,013	7,526,430
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2014	7,526,430	$7,526	$69,562,522	$(66,106,225)	$3,463,823

Net loss	—	—	—	(541,245)	(541,245)
Compensation expense	—	—	67,367	—	67,367
Balance at June 30, 2015	7,526,430	7,526	69,629,889	(66,647,470)	2,989,945
Net loss	—	—	—	(1,151,513)	(1,151,513)
Issuance of stock	25000	25	19,725	—	19,750
Compensation expense	—	—	52,293	—	52,293
Balance at June 30, 2016	7,551,430	$7,551	$69,701,907	$(67,798,983)	$1,910,475
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2016	2015
Cash Flows from Operating Activities:
Net (loss)	$(1,151,513)	$(541,245)
Adjustments to reconcile net (loss) to cash used in operating activities of continuing operations:
Net loss (income) from discontinued operations	—	(510,851)
Depreciation and amortization	24,651	14,302
Compensation expense related to stock options	52,293	67,367
Stock compensation	19,750	—
Increase in liabilities of discontinued operations	2,484	—
Change in operating assets and liabilities:
Accounts receivable, net	171,379	(95,772)
Inventory, net	(63,533)	691,112
Other current assets	(35,810)	41,027
Accounts payable and accrued expenses	(254,862)	(82,397)
Change in accrued post-retirement benefits	38,158	(44,268)
Net cash (used in) operating activities from continuing operations	(1,197,003)	(460,725)
Net cash provided by (used in) operating activities from discontinued operations	—	4,191
Net cash (used in) operating activities	(1,197,003)	(456,534)
Cash Flows from Investing Activities:
Purchase of fixed assets	(56,644)	(36,259)
Net cash (used in) investing activities from continuing operations	(56,644)	(36,259)
Cash Flows from Financing Activities:
Proceeds from related party note payable	275,000	—
Net cash provided by financing activities from continuing operations	275,000	—
Net (decrease) in cash and cash equivalents	(978,647)	(492,793)
Cash and cash equivalents, beginning of year	1,516,761	2,009,554
Cash and cash equivalents, end of year	$538,114	$1,516,761
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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2016 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2016	2015
Raw materials	$1,093,526	$1,111,730
Work in process	362,766	333,526
Finished goods	826,856	774,359
Total inventory	$2,283,148	$2,219,615

Valuation allowance activity for the years ended June 30, 2016 and 2015 was as follows:

	June 30,
	2016	2015
Balance, July 1	$198,120	$198,120
Provision for valuation allowance	—	—
Write-off	—	—
Balance, June 30	$198,120	$198,120
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2016 and 2015 was as follows:

	June 30,
	2016	2015
Balance, July 1	$230,544	$311,713
Provision for bad debts	3,914	181,976
Write-offs	(31,791)	(263,145)
Balance, June 30	$202,667	$230,544

As of June 30, 2016, the Company has one customer that represents approximately 11% of the total accounts receivable balance. As of June 30, 2015 no customers represented more than 10% of the total accounts receivable balance.
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2016 and 2015 was approximately $22,000 and $12,000, respectively.
Property and equipment consist of the following at:

	June 30,
	2016	2015
Equipment	$695,311	$638,667
Furniture and Fixtures	99,321	99,321
Leasehold Improvement	28,549	28,549
	823,181	766,537
Less: Accumulated depreciation and amortization	(741,975)	(718,524)
	$81,206	$48,013
Long-lived Assets
Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions which, if actual experience varies, could result in material differences in the requirements for impairment charges.
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2016 and 2015 there was $0 and $39,613, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the plans. There is no remaining cost under the plan. For the years ended June 30, 2016 and 2015, $39,613 and $52,103, respectively, was recorded as compensation expense.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2016 and 2015. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2016 and 2015, non-employee compensation expense was $12,680 and $15,264, respectively.
During 2016 the Company issued 25,000 shares to a consultant resulting in $19,750 in compensation expense.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2016 and 2015 was $33,000 and $64,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.
A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2016 and 2015 is as follows:

	2016	2015
Basic Weighted average shares outstanding	7,541,013	7,526,430
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,541,013	7,526,430

For the years ended June 30, 2016 and 2015, the impact of all dilutive securities was omitted from the diluted earnings per share calculation as they reduce the loss per share (anti-dilutive). All of the outstanding options were excluded from the calculation of diluted earnings per share as the exercise price of the options exceeded the average share price of the Company’s common stock making the options anti-dilutive.
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
Subsequent Events
The Company has evaluated subsequent events through October 12, 2016, which is the date the consolidated financial statements were available to be issued.
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
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015 FASB issued accounting Standards Update No. 2015-13 Revenue from Contracts with Customers (Topic 606) deferral of the effective date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. Management is evaluating the standard's impact on the consolidated financial statements.
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
In July 2015 FASB issued Accounting Standards Update No. 2015-11 Inventory simplifying the Measurement of Inventory. Inventory measured using any method other than LIFO or the retail or average cost shall be measured at the lower of cost and net realizable value. For public business entities, the amendments in this update are effective for fiscal year beginning after December 15, 2016, including interim periods within those fiscal Years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.In July 2015 FASB issued Accounting Standards Update No. 2015-12 (Part I) Plan Accounting: Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965) to reduce the complexity in employee benefit plan accounting. Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. The amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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

In February 2016 FASB issued Account Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessess for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. Management is evaluating the standard's impact on the consolidated financial statements.

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
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the years ended June 30, 2016 and 2015, no impairments were recorded.
The following tables present unamortized intangible assets as of June 30, 2016 and 2015:

	2016 Net Carrying Amount	2015 Net Carrying Amount
Goodwill
Sonomed-Escalon	$125,027	$125,027
Total	$125,027	$125,027

	2016 Net Carrying Amount	2015 Net Carrying Amount
Trademarks and trade names
Sonomed-Escalon	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $89,000 and $88,000 at June 30, 2016 and 2015, respectively. Amortization expense from continuing operations for the years ended June 30, 2016 and 2015 was approximately $1,000 and $2,000, respectively.
Amortization expense, relating entirely to patents, is estimated to be approximately $2,000 related to patents in 2017.
The following table presents amortized intangible assets as of June 30, 2016:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(88,962)	$2,000
Total	$90,962	$—	$90,962	$(88,962)	$2,000
The following table presents amortized intangible assets as of June 30, 2015:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(87,762)	$3,200
Total	$90,962	$—	$90,962	$(87,762)	$3,200

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2016	June 30, 2015
Accrued compensation	$426,600	$513,942
Deferred revenue	334,791	340,239
Other accruals	465,451	675,247
Total accrued expenses	$1,226,842	$1,529,428

Accrued compensation as of June 30, 2016 and 2015 primarily relates to payroll, vacation accruals, and payroll tax liabilities. Other accruals as of June 30, 2016 and 2015 includes warranties and customer deposits.

6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2016, the Company had in effect 2 employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 995,846 shares of the Company’s common stock remain available for issuance as of June 30, 2016. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2016, options to purchase 616,500 shares of the Company’s common stock were outstanding, of which 616,500 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2016 and 2015:

	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	813,942	$3.36	995,846	$3.89
Granted	21,000	0.79	—	—
Exercised	—	—	—	—
Forfeited	(218,442)	6.58	(181,904)	$6.29
Outstanding at the end of the year	616,500	$2.27	813,942	$3.36
Exercisable at the end of the year	616,500		747,083	—
Weighted average fair value of options granted during the year		$12,680		$—
The following table summarizes information about stock options outstanding as of June 30, 2016:

	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	9.83	$0.79	21,000	$0.79
$1.45 to $2.12	192,000	6.54	$1.55	192,000	$1.55
$2.21 to $3.05	403,500	1.37	$2.61	403,500	$2.48
Total	616,500			616,500
Compensation expense related to stock options for the years ended June 30, 2016 and 2015 was $52,293 and $67,367, respectively.
Stock Compensation
During 2016 the Company issued 25,000 shares to a consultant resulting in $19,750 in compensation expense.

7. Income Taxes
The provision for income taxes for the years ended June 30, 2016 and 2015 consists of the following:

	2016	2015
Current income tax (benefit) provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	241,250	182,843
State	42,575	32,266
Change in valuation allowance	(283,825)	(215,109)
	—	—
Income tax (benefit)	$—	$—
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2016 and 2015 differ from statutory federal income tax rate due to the following:

	2016	2015
Statutory federal income tax rate	34.00%	34.00%
Increase (Decrease) in deductable timing differences	7.00%	43.00%
Net operating loss carryforward	(41.00)%	(77.00)%
Effective income tax rate	0.00%	0.00%
As of June 30, 2016, the Company had deferred income tax assets of $12,018,000. The deferred income tax assets have a valuation allowance of $11,913,000. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax assets:
Net operating loss carryforward	$11,222,477	$10,882,593
Executive post retirement costs	318,743	305,769
General business credit	207,698	207,698
Allowance for doubtful accounts	68,910	78,385
Accrued vacation	105,816	116,418
Inventory reserve	67,361	67,361
Accelerated depreciation	16,340	34,878
Warranty reserve	10,907	10,907
Total deferred income tax assets	12,018,252	11,704,009
Valuation allowance	(11,913,221)	(11,629,396)
	105,031	74,613
Deferred income tax liabilities:
Accelerated depreciation	(105,031)	(74,613)
Total deferred income tax liabilities	(105,031)	(74,613)
	$—	$—
As of June 30, 2016, the Company has a valuation allowance of $11,913,221, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $32,066,000 and $3,345,000, respectively, of which $4,619,000 and $1,533,000, respectively, will expire over the next 10 years, and $27,447,000 and $1,812,000, respectively, will expire in years 11 through twenty.
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
Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2016, the Company did not have any significant unrecognized tax positions.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2016 are as follows:

Year Ending June 30,	Lease Obligations
2017	$495,216
2018	245,783
2019	145,564
2020	100,183
2021	9,637
Total	$996,383
Rent expense charged to continuing operations during the years ended June 30, 2016 and 2015 was approximately $572,000 and $506,000, respectively, including equipment rent and property rent.
The Company guaranteed the lease payment for BHH and during fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.The Company has accrued lease termination costs of $89,000 and $86,000 as of June 30, 2016 and 2015, respectively.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2016 and 2015.
On June 23, 2005, the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

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

As of June 30, 2016 and 2015 approximately $937,000 and $899,000 was accrued for retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using 3.9% discount rate. The Company began making monthly payments under this agreement on January 1, 2013. The changes related to post-retirement plans for the years ended June 30, 2016 and 2015 were as follows:

	2016	2015
Balance July 1,	$899,322	$943,590
Actuarial adjustment	140,049	57,623
Payment of benefits	(101,891)	(101,891)
Balance June 30,	$937,480	$899,322

10. Discontinued Operations

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

The following table summarizes the results of discontinued operations of BHH for the years ended June 30, 2016 and 2015 (in thousands):

For the years ended June 30,	2016	2015
Revenue, net	$—	$—
Cost of goods	—	—
Marketing, general and administrative	—	2
Research & development	—	—
Total costs and expenses	—	2
Loss from discontinued operations	$—	$(2)
Other income and expenses:
Adjustment to lease termination accrual	—	507
Loss before income taxes	—	505
Income tax	—	—
Net loss	$—	$505

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2016 and 2015 (in thousands):

	June 30,	June 30,
	2016	2015
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	89	86
Total liabilities	89	86
Net assets of discontinued operations	$(89)	$(86)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations.

Discontinued operation of ECD

The following tables summarize the results of discontinued operations for the years ended June, 2016 and 2015 (in thousands):

For the years ended June 30,	2016	2015
Revenue, net	$—	$—
Cost of goods sold	—	—
Marketing, general and administrative	—	1
Research & development	—	—
Total costs and expenses	—	1
Other income	—	7
Net income from discontinued operations, net of tax	$—	$6

11. Related Party Transactions

During the year ended June 30, 2016, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $150,000 in February 2016 and $125,000 in May 2016. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the year ended June 30, 2016 and 2015 was $11,400 and $0, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $275,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity.
The Company purchased furniture from DePiano Interiors, L.L.C. which is owned by the mother of the Company's Chief Executive Officer, Richard DePiano, Jr. Total purchases were $0 and $32,033 for the fiscal years ended June 30, 2016 and 2015, respectively. The Company rented an apartment from Richard DePiano, Sr. for use by a visiting Company Executive. Total rent for the fiscal years ended June 30, 2016 and 2015 was $0 and  $10,000, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective in ensuring that information required to be disclosed by the company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was ineffective as of June 30, 2016. Management has determined that there was a material weakness in the internal controls over Equity. During the year 25,000 shares were issued in lieu of cash to a consultant of the Company. In July 2015, 12,500 shares were issued and not timely recorded in the accounting records, in addition, there was no evidence in the Board of Directors minutes that these shares were authorized. The minutes have been updated to reflect that the shares were authorized by thr Board of Directors. The Company is working on introducing enhanced controls to ensure this material weakness does not reoccur in fiscal year 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2016 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations for the years ended June 30, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015
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
Dated: October 12 , 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	October 12, 2016
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	October 12, 2016
Richard J. DePiano, Jr.

By:	/s/ Robert M. O’Connor	Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2016
Robert M. O’Connor

By:	/s/ Sean Closkey	Director	October 12, 2016
Sean Closkey

By:	/s/ Lisa Napolitano	Director	October 12, 2016
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	October 12, 2016
C. Todd Trusk