Form 10-K/A
period 2016-06-30
ESCALON MEDICAL CORP
filed 2016-11-01
CIK 862668

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
As of November 1, 2016, the registrant had 7,551,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of November 1, 2016.

Name	Age	Position
Richard J. DePiano	75	Chairman
Richard J. DePiano, Jr.	50	Chief Executive Officer, President and General Counsel and Director
Robert M. O’Connor	55	Chief Financial Officer
Mark G. Wallace	47	Chief Operating Officer
Lisa A. Napolitano	53	Director
C. Todd Trusk	49	Director
Sean C. Closkey	48	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of November 1, 2016. Officers serve at the discretion of the board of directors.
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

Mr. Trusk was appointed as a member of our Board in 2015. He is President of BroadBase Solutions, Inc., an information technology staffing and consulting firm since 2000. Mr. Trusk was a sales executive with CB Technologies an IT consulting firm based in the Philadelphia suburbs. Before joining CB Technologies Mr. Trusk held several sales and sales management positions within the disposable medical equipment markets. B. Braun Medical from 1994 to 1997 and Calgon Vestal Labs, a subsidiary of Merck & Co.; Inc. from 1991 to 1994. We believe Mr. Trusk’s operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2016.
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

Bonus
Our compensation committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. We base the program on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate profitability and our overall cash position, and on the performance of the participant in the program. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the compensation committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For fiscal 2016, there were two factors that determined executive bonuses, our profitability and a discretionary component. Profitability is the dominant factor under the bonus plan. For the year ended June 30, 2016, Mr. DePiano, Mr. DePiano, Jr. Mr. Wallace and Mr. O’Connor did not receive a bonus due to net loss incurred during this period.
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
The compensation committee has considered whether our overall compensation program for employees in fiscal 2016 creates incentives for employees to take excessive or unreasonable risks that could materially harm us. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company, as a baseline for bonus plan targets for our management.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in fiscal years 2014, 2015 and 2016 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2014, 2015 or 2016.
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
On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
The Company is obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement. The payout continued in 2016. If the covered executive were to die within a period of three years after such retirement, the Company would be obligated to continue making such payments until a minimum of 36 months payments have been made to the covered executive and his beneficiaries in the aggregate.

As of June 30, 2016 and 2015 approximately $937,000 and $899,000 was accrued retirement benefits, respectively.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano Chairman	2016	$31,000			$6,038			$111,981	$149,019
	2015	$50,000			$15,264			$110,391	$175,655
	2014	$50,000	$—	$—	$8,307	$—	$—	$4,800	$63,107

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2016	$182,000	$—	$—	$18,690	$—	$—	$12,222	$212,912
	2015	$215,000	$—	$—	$18,690	$—	$—	$11,310	$245,000
	2014	$215,000	$—	$—	$37,381	$—	$—	$11,310	$263,691

Robert M. O’Connor Chief Financial Officer	2016	$181,000	$—	$—	$14,537	$—	$—	$11,922	$207,459
	2015	$212,589	$—	$—	$14,537	$—	$—	$10,842	$237,968
	2014	$212,589	$—	$—	$29,074	$—	$—	$10,842	$252,505

Mark Wallace Chief Operating Officer	2016	$154,000	$—	$—	$14,537	$—	$—	$810	$169,347
	2015	$175,000	$—	$—	$14,537	$—	$—	$810	$190,347
	2014	$175,000	$—	$—	$29,074	$—	$—	$810	$204,884

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, includes payment of $101,891under his supplemental Executive Retirement Agreement in 2016.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2016.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	15,200	—	—	$2.65	11/9/2016
	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
	10,000	—	—	$1.57	5/7/2024
	10,000	—	—	$0.79	5/7/2026
Richard J. DePiano, Jr.	20,000	—	—	$2.65	11/9/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	12,000	—	—	$1.51	11/16/2019
	45,000	—	—	$1.57	5/7/2024
Robert M. O’Connor	60,000	—		$5.05	6/29/2016
	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	1,200	—	—	$1.51	11/16/2019
	35,000		—	$1.57	5/7/2024
Mark Wallace	5,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	10,000	—	—	$1.51	11/16/2019
	35,000	—	—	$1.57	5/7/2024

Potential Payments upon Termination or Change-in-Control
Mr. O’Connor, pursuant to his offer letter, will be entitled to a severance payment equal to 100% of his annual base salary and an increase of his annual base salary to $250,000 in connection with a change of control.
If a change of control had occurred on June 30, 2016, the aggregate amount of payments would have been $250,000 to Mr. O'Connor.
Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2016, none of our non-employee directors received any compensation.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in our Form 10-K for the year ended June 30, 2016. Based on the reviews and discussions referred to above, we recommend to our board of directors that the Compensation Discussion and Analysis referred to above be included in our Form 10-K for the year ended June 30, 2016.
Compensation Committee:
Sean C. Closkey
C. Todd Trusk
Lisa A. Napolitano
November 1, 2016

Compensation Committee Interlocks and Insider Participation
No members of our compensation committee are former or current officers, or have other interlocking relationships, as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of November 1, 2016 information about the beneficial ownership of our common stock by (1) each director as of November 1, 2016, (2) each Named Executive Officer, (3) all directors and executive officers as of November 1, 2016 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	195,200	339,478	4.3%
Richard J. DePiano, Jr.	206	—%	172,000	172,206	2.3%
Robert O’Connor	—	—%	149,000	149,000	2.0%
Mark G. Wallace	—	—%	70,000	70,000	*
Lisa A. Napolitano	—	—%	56,000	56,000	*
C. Todd Trusk	—	—%	7,000	7,000	*
Sean C. Closkey	—	—%	9,000	9,000	2.2%
All Directors and Executive Officers as a group (7 persons)	144,484	1.9%	658,200	802,684	10.8%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.
Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2016, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	616,500	$2.27	66,859
Equity Compensation plans not approved by shareholders	—	—	—
	813,942	$3.36	66,859

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

Director Independence
Our board of directors has determined that, Lisa Napolitano and Sean Closkey and C. Todd Trusk are “independent,” as such term is defined in the applicable rules of the NASDAQ Stock Market relating to the independence of directors.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2016 and 2015.

	For the years ended June 30,
	2,016	2,015
Audit Fees	$125,000	$125,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$125,000	$125,000
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
Dated: November 1, 2016

1