Form 10-Q
period 2016-09-30
ESCALON MEDICAL CORP
filed 2016-11-18
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of November 12, 2016.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$372,533	$538,114
Accounts receivable, net	991,330	1,614,549
Inventory, net	2,443,786	2,107,148
Other current assets	327,699	278,830
Total current assets	4,135,348	4,538,641
Property and equipment, net	73,632	81,206
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	1,600	2,000
License, net	174,101	178,500
Total assets	$5,114,714	$5,530,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235,327	$1,091,923
Accrued expenses	1,074,162	1,226,842
Related party note payable	275,000	275,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	89,774	88,660
Total current liabilities	2,776,154	2,784,316
Accrued post-retirement benefits, net of current portion	823,617	835,589
Total long-term liabilities	823,617	835,589
Total liabilities	3,599,771	3,619,905
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding as of September 30, 2016 and June 30, 2016	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(68,194,515)	(67,798,983)
Total shareholders’ equity	1,514,943	1,910,475
Total liabilities and shareholders’ equity	$5,114,714	$5,530,380
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-months ended September 30,
	2016	2015
Net revenues:
Product revenue	$2,331,988	$2,781,322
Revenues, net	2,331,988	2,781,322
Costs and expenses:
Cost of goods sold	1,251,492	1,448,045
Marketing, general and administrative	1,155,415	1,266,734
Research and development	310,359	359,752
Total costs and expenses	2,717,266	3,074,531
Loss from operations	(385,278)	(293,209)
Other income (expense)
Interest income	59	20
Interest expense	(10,313)	—
Total other income(expense)	(10,254)	20
Net (loss)	$(395,532)	$(293,189)
Net (loss) per share
Basic net (loss) per share	$(0.05)	$(0.04)
Diluted net (loss) per share	$(0.05)	$(0.04)
Weighted average shares—basic	7,551,430	7,541,013
Weighted average shares—diluted	7,551,430	7,541,013
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2016	7,551,430	$7,551	$69,701,907	$(67,798,983)	$1,910,475
Net loss	—	—	—	(395,532)	(395,532)
Balance at September 30, 2016	7,551,430	$7,551	$69,701,907	$(68,194,515)	$1,514,943
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(395,532)	$(293,189)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	12,373	4,765
Compensation expense related to stock options	—	9,760
Change in operating assets and liabilities:
Accounts receivable, net	623,219	549,225
Inventory, net	(336,638)	(98,785)
Other current assets	(48,869)	(34,318)
Accounts payable and accrued expenses	(9,276)	(284,505)
Change in accrued post-retirement benefits	(11,972)	15,115
Change in liabilities of discontinued operations	1,114	3,770
Net cash (used in) operating activities	(165,581)	(128,162)
Cash Flows from Investing Activities:
Purchase of fixed assets	—	(61,464)
Net cash (used in) investing activities	—	(61,464)
Net (decrease) in cash and cash equivalents	(165,581)	(189,626)
Cash and cash equivalents, beginning of period	538,114	1,516,761
Cash and cash equivalents, end of period	$372,533	$1,327,135
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

Reclassification

Certain items in the June 30, 2016 consolidated balance sheet have been reclassified to conform to the current year presentation.

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

As of September 30, 2016 and 2015 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $0 and $29,853, respectively. There is no remaining cost to be recognized as of September 30, 2016. For the three-month periods ended September 30, 2016 and 2015, $0 and $9,760 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended September 30, 2016 and 2015. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was 0 non-employee compensation expense for the three-month periods ended September 30, 2016 and 2015.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	Three Months Ended September 30
	2016	2015

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(395,532)	$(293,189)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,551,430	7,541,013
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,541,013

Net (loss) per share
Basic net (loss) per share	$(0.05)	$(0.04)
Diluted net (loss) per share	$(0.05)	$(0.04)

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
In July 2015 FASB issued Accounting Standards Update No. 2015-12 (Part I) Plan Accounting: Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965) to reduce the complexity in employee benefit plan accounting. Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. The amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted.The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and related party note payable.

7. Discontinued Operations

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at September 30, 2016 and June 30, 2016 (in thousands):

	September 30,	June 30,
	2016	2016
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	90	89
Total liabilities	90	89
Net liabilities of discontinued operations	$(90)	$(89)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of September 30, 2016 and June 30, 2016, the liability was approximately $90,000 and $89,000, respectively.

8. Related Party Transactions

During the year ended June 30, 2016, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $150,000 in February 2016 and $125,000 in May 2016. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month period ended September 30, 2016 and 2015 was $10,313 and $0, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $275,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity.

9. Inventory

(In thousands)	September 30,	June 30,
	2016	2016
Inventories, net:
Raw Material	$959	$917
Work-In-Process	221	363
Finished Goods	1,264	827
Total	$2,444	$2,107

10. Continuing Operations and Nasdaq Listing

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

If the Company is unable to achieve the mitigating factors mentioned above in the near term, it is likely that our existing cash and cash flow from operations will not be sufficient to fund activities without curtailing certain business activities.

On March 2, 2016, NASDAQ notified the Company that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the "Rule"). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2016, to regain compliance with the Rule. The Company received a letter from NASDAQ dated August 30, 2016 stating that the NASDAQ staff determined that the Company did not meet the terms of the extension. The Company had previously requested an appeal of the staff's determination of the Company's failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing. Therefore, both issues were addressed at the requested hearing with the Hearings Panel. The Company presented its plan for compliance with the NASDAQ continued listing standards on October 13, 2016. The Company's plan for compliance was unsuccessful and on November 16, 2016 Nasdaq notified the Company that the Panel has determined to delist the Company's shares from the Nasdaq Stock Market. Suspension of trading in the Company's shares on the Nasdaq Stock Market was effective at the open of business on November 18, 2016. The Company has filed an application to have its securities designated as trading on the OTCQB marketplace, which became effective at the open of business on November 18, 2016.
The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in the Company's Form 10-K for the year ended June 30, 2016. If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2016 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three-Months Ended September 30, 2016 and 2015.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue decreased approximately $449,000, or 16.1%, to $2,332,000 during the three-months ended September 30, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $157,000 in ultrasound products, a decrease of $90,000 in surgical products and a decrease of $202,000 in digital imaging cameras and AXIS image management systems.

• Consolidated cost of goods sold totaled approximately $1,251,000, or 53.7%, of product revenue from continuing operations for the three months ended September 30, 2016, as compared to $1,448,000, or 52.1%, of product revenue from continuing operations for the same period of the prior fiscal year. The increase of 1.6% in cost of goods sold as a percentage of revenue is due mainly to decreased high margin Axis image management saless.

• Total operating expenses decreased approximately $161,000, or 9.9%, during the three-month period ended September 30, 2016 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $111,000, or 8.8% and a decrease of $50,000 or 13.9%, in research and development expenses.

• Net loss from continuing operations was approximately $396,000 for the three-months ended September 30, 2016.

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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2016. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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

Through September 30, 2016, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month periods Ended September 30, 2016 and 2015
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month periods ended September 30, 2016 and 2015.
Table amounts are in thousands:

	Three Months ended September 30,
	2016	2015	% Change
Product Revenue:
Sonomed-Escalon	$2,332	$2,781	(16.1)%
Total	$2,332	$2,781	(16.1)%
Consolidated product revenue decreased approximately $449,000, or 16.1%, to $2,332,000 during the three months ended September 30, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $157,000 in ultrasound products, a decrease of $90,000 in surgical products and a decrease of $202,000 in digital imaging cameras and AXIS image management systems.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended September 30, 2016 and 2015. Table amounts are in thousands:

	Three Months Ended September 30,
	2016	%	2015	%
Cost of Goods Sold:
Sonomed-Escalon	$1,251	53.7%	$1,448	52.1%
Total	$1,251	53.7%	$1,448	52.1%

Consolidated cost of goods sold totaled approximately $1,251,000, or 53.7%, of product revenue from continuing operations, for the three months ended September 30, 2016, as compared to $1,448,000, or 52.1%, of product revenue from continuing operations, for the same period of the prior fiscal year. The increase of 1.6% in cost of goods sold as a percentage of revenue is due mainly to a decrease in high margin Axis image management sales.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months ended September 30, 2016 and 2015. Table amounts are in thousands:

	Three Months Ended September 30,
	2016	2015	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,155	$1,267	(8.8)%
Total	$1,155	$1,267	(8.8)%
Consolidated marketing, general and administrative expenses decreased $111,000, or 8.8%, to $1,155,000 during the three-months ended September 30, 2016, as compared to the same period of the prior fiscal year. The decrease is due to the decreased travel expense, meeting and exhibit expense, health insurance, hiring expense offset by increased legal expense in the current period.
The following table presents consolidated research and development expenses for the three-months ended September 30, 2016 and 2015. Table amounts are in thousands:

	Three Months Ended September 30,
	2016	2015	% Change
Research and Development:
Sonomed Escalon	$310	$360	(13.9)%
Total	$310	$360	(13.9)%
Consolidated research and development expenses from continuing operations decreased $50,000, or 13.9%, to $310,000 during the three-months ended September 30, 2016, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decreased in headcount and recruiting expense.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations.As of September 30, 2016 and June 30, 2016, the liability was approximately $90,000 and $89,000, respectively.

Other Income (expense)
The Company did not have significant other income during the three-months ended September 30, 2016 and 2015.
The Company incurred related party interest expense of $10,313 and $0 for the three-months periods ended September 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of September 30, 2016 and June 30, 2016. Table amounts are in thousands:

	September 30, 2016	June 30, 2016
Current Ratio:
Current assets	$4,135	$4,539
Less: Current liabilities	2,776	2,784
Working capital	$1,359	$1,755
Current ratio	1.49 to 1	1.63 to 1
Debt to Total Capital Ratio:
Note payable and long-term debt	$275	$275
Total debt	275	275
Total equity	1,515	1,910
Total capital	$1,790	$2,185
Total debt to total capital	15.4%	12.6%

Working Capital Position
Working capital decreased $396,000 as of September 30, 2016, and the current ratio changed from 1.63 to 1 to 1.49 to 1 when compared to June 30, 2016.
Debt to Total Capital Ratio was 15.4% and 12.6% as of September 30, 2016 and June 30, 2016, respectively.

Cash Used In or Provided By Operating Activities
During the three-month periods ended September 30, 2016 and 2015, the Company experienced cash outflows from operating activities of $166,000 and $128,000, respectively. The net decrease in cash used in operating activities of approximately $166,000 for the three-month period ended September 30, 2016, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2016, the Company had a net loss of $396,000, experienced net cash out-flows from a decrease in post-retirement benefits of $12,000, a decrease in accounts payable and accrued expense of $9,000, and an increase in inventory of $337,000 and an increase in other current assets of $49,000. The cash outflows were partially offset by a decrease in accounts receivable of $623,000, and an increase in non-cash expenditures on depreciation and amortization and change in liabilities of discontinued operations of approximately $12,000 and $1,000, respectively.
For the three-month period ended September 30, 2015, the Company had a net loss of $293,000, and experienced net cash in flows from a decrease in accounts receivable of $549,000, an increase in post-retirement benefits of $15,000 and an increase in non-cash expenditures on depreciation and amortization and compensation expense related to stock options of approximately $5,000 and $10,000, respectively. These cash in-flows were offset by a decrease in accounts payable and accrued expense and an increase in inventory of $285,000 and $99,000, respectively, and an increase in other current assets of $34,000.

Cash Flows Used In Investing and Financing Activities
There was no cash flows used in or provided by investing activities during the three-month periods ended September 30, 2016.
Cash flows used in investing activities of $61,000 were due to the purchase of fixed assets during the three-month period ended September 30, 2015.
There were no cash flows used in or provided by financing activities during the three-month periods ended September 30, 2016 and 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2016 and 2015.

The following table presents the Company's contractual obligations as of September 30, 2016 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$874,693	$472,915	$327,523	$74,255	$—
Total	$874,693	$472,915	$327,523	$74,255	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

 Management determined that there was a material weakness in the internal controls over Equity for the 12 month period ended June 30, 2016. During the prior year 25,000 shares were issued in lieu of cash to a consultant of the Company. In July 2015, 12,500 shares were issued and not timely recorded in the accounting records, in addition, there was no evidence in the Board of Directors minutes that these shares were authorized. The minutes have been updated to reflect that the shares were authorized by the Board of Directors. The Company has implemented enhanced controls to ensure this material weakness does not reoccur in fiscal year 2017.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

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

Escalon Medical Corp.
(Registrant)

Date: November 18, 2016	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 18, 2016	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer