Form 10-Q
period 2016-12-31
ESCALON MEDICAL CORP
filed 2017-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of February 13, 2017.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$538,284	$538,114
Accounts receivable, net	1,496,584	1,614,549
Inventory, net	2,214,790	2,107,148
Other current assets	332,044	278,830
Total current assets	4,581,702	4,538,641
Property and equipment, net	67,276	81,206
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	1,200	2,000
License, net	169,700	178,500
Total assets	$5,549,911	$5,530,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$247,000	$—
Accounts payable	1,216,532	1,091,923
Accrued expenses	1,087,627	1,226,842
Related party note payable	545,000	275,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	84,285	88,660
Total current liabilities	3,282,335	2,784,316
Accrued post-retirement benefits, net of current portion	817,590	835,589
Total long-term liabilities	817,590	835,589
Total liabilities	4,099,925	3,619,905
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding as of December 31, 2016 and June 30, 2016	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(68,259,472)	(67,798,983)
Total shareholders’ equity	1,449,986	1,910,475
Total liabilities and shareholders’ equity	$5,549,911	$5,530,380
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-month period ended December 31,		For the Six-month period ended December 31,
	2016	2015	2016	2015
Net revenues:
Product revenue	$3,162,565	$2,988,835	$5,494,553	$5,770,157
Revenues, net	3,162,565	2,988,835	5,494,553	5,770,157
Costs and expenses:
Cost of goods sold	1,712,052	1,526,440	2,963,544	2,974,486
Marketing, general and administrative	1,206,888	1,344,746	2,362,303	2,611,482
Research and development	286,135	382,766	596,494	742,518
Total costs and expenses	3,205,075	3,253,952	5,922,341	6,328,486
Loss from operations	(42,510)	(265,117)	(427,788)	(558,329)
Other (expense)
Interest	42	17	101	37
Interest expense	22,489	—	32,802	—
Total other (expense)	(22,447)	17	(32,701)	37
Net (loss)	$(64,957)	$(265,100)	$(460,489)	$(558,292)
Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.04)	$(0.06)	$(0.07)
Diluted net (loss) per share	$(0.01)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares—basic	7,551,430	7,541,013	7,551,430	7,541,013
Weighted average shares—diluted	7,551,430	7,541,013	7,551,430	7,541,013
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2016	7,551,430	$7,551	$69,701,907	$(67,798,983)	$1,910,475
Net loss	—	—	—	(460,489)	(460,489)
Balance at December 31, 2016	7,551,430	$7,551	$69,701,907	$(68,259,472)	$1,449,986
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(460,489)	$(558,292)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	23,530	13,010
Compensation expense related to stock options	—	21,701
Change in operating assets and liabilities:
Accounts receivable, net	117,965	437,231
Inventory, net	(107,642)	(225,294)
Other current assets	(53,214)	(40,341)
Accounts payable and accrued expenses	(14,606)	(278,118)
Change in accrued post-retirement benefits	(17,999)	35,360
Change in liabilities of discontinued operations	(4,375)	1,072
Net cash (used in) operating activities	(516,830)	(593,671)
Cash Flows from Investing Activities:
Purchase of fixed assets	—	(62,228)
Net cash (used in) investing activities	—	(62,228)
Cash Flows from Financing Activities:
Proceeds from related party note payable	270,000	—
Proceeds from line of credit	247,000	—
Net cash provided by financing activities	517,000	—
Net increase (decrease) in cash and cash equivalents	170	(655,899)
Cash and cash equivalents, beginning of period	538,114	1,516,761
Cash and cash equivalents, end of period	$538,284	$860,862
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

Reclassification

Certain items in the June 30, 2016 consolidated balance sheet have been reclassified to conform to the current period presentation.

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

As of December 31, 2016 and 2015 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $0 and $17,912, respectively. There is no remaining cost to be recognized as of December 31, 2016. For the three-month periods ended December 31, 2016 and 2015, $0 and $11,941 was recorded as compensation expense, respectively. For the six-month periods ended December 31, 2016 and 2015, $0 and $21,701 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the six-month periods ended December 31, 2016 and 2015. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $0 non-employee compensation expense for the six-month periods ended December 31, 2016 and 2015.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	For the Three-month period ended December 31,		For the Six-month period ended December 31,
	2016	2015	2016	2015

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(64,957)	$(265,100)	$(460,489)	$(558,292)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,551,430	7,541,013	7,551,430	7,541,013
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,541,013	7,551,430	7,541,013

Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.04)	$(0.06)	$(0.07)
Diluted net (loss) per share	$(0.01)	$(0.04)	$(0.06)	$(0.07)

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
In February 2016 FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessess for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements. Management is evaluating the standard's impact on the consolidated financial statements.
In March 2016 FASB issued Accounting Standards Update No. 2016-03 Intangibles-Goodwill and other (Topic 350), Business Combinations (Topic 805) Consolidation (Topic 810) and Derivatives and Hedging (Topic 815) The amendments in this Update could affect all private companies within the scope of Update 2014-02; Update 2014-03; Update 2014-07, Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements; or Update 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. The amendments in this Update make the guidance in Updates 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this Update. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this Update also extend the transition guidance in Updates 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this Update extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two Updates. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In March 2016 FASB issued Accounting Standards Update No. 2016-07 Investments-Equity Method and Joint Ventures (Topic 323) The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. It eliminates the requirement to retroactively adopt the equity method of accounting for adjustment of the investment. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In March 2016 FASB issued Accounting Standards Update No. 2016-08 Revenue from Contracts with Customers (Topic) Principal vs. Agent Considerations. The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The effective date is same as the date for Update No. 2014-09. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In March 2016 FASB issued Accounting Standards Update No. 2016-09 Compensation-Stock Compensation -(Topic 718) Improvements to employee share-based payments accounting as part of simplicity initiatives. This update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In April 2016 FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. On May 2016 FASB issued Accounting Standards Update No. 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. The amendments in these two update do not change the the core principle of the guidance in Topic 606, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, but they clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance and the Update affect only the narrow aspects of Topic 606. An entity should apply five steps to achieve the core principle. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2016 FASB issued Accounting Standards Update No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815). This Accounting Standards Update rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In June 2016 FASB issued Accounting Standards Update No. 2016-13 Financial Instruments—Credit Losses (Topic 326). The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2016 FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230)Classification of Certain Cash Receipts and Cash Payments.The amendments in this Update provide guidance on the eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In October 2016 FASB issued Accounting Standards Update No. 2016-16 Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, eliminating the exception for an intraentity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In November 2016 FASB issued Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230)Restricted Cash.Under the amendments in this update, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230.The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The company currently does not have restricted cash and the adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.The company currently does not have restricted cash and the adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In January 2017 FASB issued Account Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350)Simplifying the Test for Goodwill Impairment.Under the amendments in this udpate an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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
Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, line of credit and related party note payable.

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2016 and June 30, 2016 (in thousands):

	December 31,	June 30,
	2016	2016
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	84	89
Total liabilities	84	89
Net liabilities of discontinued operations	$(84)	$(89)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of December 31, 2016 and June 30, 2016, the liability was approximately $84,000 and $89,000, respectively.

8. Related Party Transactions

During the year ended June 30, 2016, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company  $150,000 in February 2016, $125,000 in May 2016, $120,000 in October 2016 and $150,000 in November 2016. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month period ended December 31, 2016 and 2015 was $16,489 and $0, respectively. Related party interest expense for the six-month period ended December 31, 2016 and 2015 was $26,802 and $0, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $545,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity.

9. Inventory

(In thousands)	December 31,	June 30,
	2016	2016
Inventories, net:
Raw Material	$841	$917
Work-In-Process	344	363
Finished Goods	1,030	827
Total	$2,215	$2,107

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

On March 2, 2016, NASDAQ notified the Company that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the "Rule"). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2016, to regain compliance with the Rule. The Company received a letter from NASDAQ dated August 30, 2016 stating that the NASDAQ staff determined that the Company did not meet the terms of the extension. The Company had previously requested an appeal of the staff's determination of the Company's failure to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing. Therefore, both issues were addressed at the requested hearing with the Hearings Panel. The Company presented its plan for compliance with the NASDAQ continued listing standards on October 13, 2016. The Company's plan for compliance was unsuccessful and on November 16, 2016 Nasdaq notified the Company that the Panel had determined to delist the Company's shares from the Nasdaq Stock Market. Suspension of trading in the Company's shares on the Nasdaq Stock Market was effective at the open of business on November 18, 2016. The Company's securities are now trading on the OTCQB marketplace, which became effective at the open of business on November 18, 2016.
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

11. Line of credit

    On December 29, 2016, the Company entered into a credit agreement providing the Company up to an aggregate of $250,000 in cash, secured by the Company’s inventory. The Company, and its wholly owned subsidiary Sonomed, Inc., entered into an Inventory Advance Agreement as of December 29, 2016 (the "Agreement"), with CDS Business Services, Inc., doing business as Newtek Business Credit ("Newtek"). Newtek may in its discretion make loans against the Company’s Eligible Inventory in an aggregate amount outstanding at any time up to the lesser of (i) fifty percent (50%) of the Inventory Value or (ii) the Inventory Advance Limit, as those terms are defined in the Agreement, which is currently $250,000. The credit agreement renews annually and can be terminated upon 90 days written notice from the Company or 30 days written notice from NewTek.

If, at any time and for any reason, the aggregate amount of the outstanding advances under the Agreement exceeds the Inventory Advance Limit or percentage limitation contained in the preceding sentence, then Company must, upon demand by Newtek, immediately pay to Newtek, in cash, the amount of such excess, or at Newtek’s option Newtek may charge such excess against any reserves held by Newtek.

Newtek will maintain reserves against Company’s availability for advances and may maintain reserves against the Company’s accounts and/or ineligible inventory as well, or maintain a cash collateral deposit account, as NewTek in its discretion deems appropriate. Newtek may also increase such reserves or reduce its advance percentages based on eligible inventory without declaring an event of default and without prior notice, if it determines, in its discretion, that such increase in reserves or reduction is necessary, including, without limitation, to protect its interest in the collateral and/or against diminution in the value of any collateral, and/or to insure the prospect of payment or performance by Company of its obligations to Newtek are not impaired.

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 3.75%), but not less than 5.0%. The current annual interest rate is 8.75% as of December 29, 2016. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance.

The Company is obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit. Upon any renewal of the Agreement, an annual fee will be due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016. As of December 31, there is $3,000 overpayment of a transaction fee, reducing the debt balance to $247,000.

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

Executive Overview—Six-Months Ended December 31, 2016 and 2015.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue decreased approximately $275,000, or 4.8%, to $5,495,000 during the six-months ended December 31, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $144,000 in surgical products and a decrease of $168,000 in digital imaging cameras and AXIS image management systems offset by an increase of $37,000 in ultrasound products .

• Consolidated cost of goods sold totaled approximately $2,964,000, or 53.9%, of product revenue for the six months ended December 31, 2016, as compared to $2,974,000, or 51.5%, of product revenue for the same period of the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of revenue is due mainly to decreased high margin Axis image management sales.

• Total operating expenses decreased approximately $395,000, or 11.8%, during the six-month period ended December 31, 2016 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $249,000, or 9.5% and a decrease of $147,000 or 19.8%, in research and development expenses.

• Net loss was approximately $460,000 for the six-months ended December 31, 2016.

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
Through December 31, 2016, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and six-month periods Ended December 31, 2016 and 2015
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and six-month periods ended December 31, 2016 and 2015.
Table amounts are in thousands:

	For the Three-month period ended December 31,			For the Six-month period ended December 31,
	2016	2015	% Change	2016	2015	% Change
Product Revenue:
Sonomed-Escalon	$3,163	$2,989	5.8%	$5,495	$5,770	(4.8)%
Total	$3,163	$2,989	5.8%	$5,495	$5,770	(4.8)%

Consolidated product revenue increased approximately $174,000, or 5.8%, to $3,163,000 during the three months ended December 31, 2016 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $239,000 in ultrasound products, offset by a decrease of $54,000 in surgical products and a decrease of $11,000 in digital imaging cameras and AXIS image management systems.
Consolidated product revenue decreased approximately $275,000, or 4.8%, to $5,495,000 during the six months ended December 31, 2016 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $144,000 in surgical products and a decrease of $168,000 in digital imaging cameras and AXIS image management systems offset by an increase of $37,000 in ultrasound products .

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended December 31, 2016 and 2015. Table amounts are in thousands:

	For the Three-month period ended December 31,				For the Six-month period ended December 31,
	2016	%	2015	%	2016	%	2015	%
Cost of Goods Sold:
Sonomed-Escalon	$1,712	54.1%	$1,526	51.1%	$2,964	53.9%	$2,974	51.5%
Total	$1,712	54.1%	$1,526	51.1%	$2,964	53.9%	$2,974	51.5%

Consolidated cost of goods sold totaled approximately $1,712,000, or 54.1%, of product revenue for the three-months ended December 31, 2016, as compared to $1,526,000, or 51.1%, of product revenue, for the same period of the prior fiscal year. The increase of 3.0% in cost of goods sold as a percentage of revenue is due mainly to an increase in lower margin ultrasound product sales.

Consolidated cost of goods sold totaled approximately $2,964,000, or 53.9%, of product revenue for the six- months ended December 31, 2016, as compared to $2,974,000, or 51.5%, of product revenue for the same period of the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of revenue is due mainly to a decrease in high margin Axis image management sales.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three months and six-months ended December 31, 2016 and 2015. Table amounts are in thousands:

	For the Three-month period ended December 31,			For the Six-month period ended December 31,
	2016	2015	% Change	2016	2015	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,207	$1,345	(10.3)%	$2,362	$2,611	(9.5)%
Total	$1,207	$1,345	(10.3)%	$2,362	$2,611	(9.5)%
Consolidated marketing, general and administrative expenses decreased $138,000, or 10.3% , to $1,207,000 during the three-months ended December 31, 2016, as compared to the same period of the prior fiscal year. The decrease is due to the decreased hiring expense, consulting expenses, health insurance and stock option expenses.
Consolidated marketing, general and administrative expenses decreased $249,000, or 9.5%, to $2,362,000 during the six-months ended December 31, 2016, as compared to the same period of the prior fiscal year. The decrease is due to the decreased travel expense, meeting and exhibit expense, health insurance, hiring expense offset by increased legal expense in the current period.
The following table presents consolidated research and development expenses for the three-months and six-months ended December 31, 2016 and 2015. Table amounts are in thousands:

	For the Three-month period ended December 31,			For the Six-month period ended December 31,
	2016	2015	% Change	2016	2015	% Change
Research and Development:
Sonomed Escalon	$286	$383	(25.3)%	$596	$743	(19.8)%
Total	$286	$383	(25.3)%	$596	$743	(19.8)%
Consolidated research and development expenses decreased $97,000, or 25.3%, to $286,000 during the three-months ended December 31, 2016, as compared to the same period of the prior fiscal year.
Consolidated research and development expenses decreased $147,000, or 19.8%, to $596,000 during the six-months ended December 31, 2016, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of December 31, 2016 and June 30, 2016, the liability was approximately $84,000 and $89,000, respectively.

Other Income (expense)
The Company did not have significant other income during the three-months and six-months ended December 31, 2016 and 2015.
The Company incurred related party interest expense of $16,489 and $0 for the three-months periods ended December 31, 2016 and 2015, respectively. The Company incurred related party interest expense of $26,802 and $0 for the six-months periods ended December 31, 2016 and 2015, respectively. The expense expense for short-term debt is $6,000 and $0 for the three-months period and six-months period ended December 31, 2016. See Note 8 to Consolidated Financial Statements for further details.
Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of December 31, 2016 and June 30, 2016. Table amounts are in thousands:

	December 31, 2016	June 30, 2016
Current Ratio:
Current assets	$4,582	$4,539
Less: Current liabilities	3,282	2,784
Working capital	$1,300	$1,755
Current ratio	1.40 to 1	1.63 to 1
Debt to Total Capital Ratio:
Note payable and line of credit	$792	$275
Total debt	792	275
Total equity	1,450	1,910
Total capital	$2,242	$2,185
Total debt to total capital	35.3%	12.6%

Working Capital Position

Working capital decreased $455,000 as of December 31, 2016, and the current ratio changed from 1.63 to 1 to 1.40 to 1 when compared to June 30, 2016.
Debt to Total Capital Ratio was 35.3% and 12.6% as of December 31, 2016 and June 30, 2016, respectively.

Cash Used In or Provided By Operating Activities
During the six-month periods ended December 31, 2016 and 2015, the Company experienced cash outflows from operating activities of $517,000 and $594,000, respectively. The net decrease in cash used in operating activities of approximately $77,000 for the six-month period ended December 31, 2016, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2016, the Company had a net loss of $460,000, experienced net cash out-flows from a decrease in post-retirement benefits of $18,000, a change in liabilities of discontinued operations of $4,000, a decrease in accounts payable and accrued expense of $15,000, an increase in inventory of $108,000 and an increase in other current assets of $53,000. The cash outflows were partially offset by a decrease in accounts receivable of $118,000, and an increase in non-cash expenditures on depreciation and amortization of approximately $24,000.
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

Cash Flows Used In Investing and Financing Activities
There was no cash flows used in or provided by investing activities during the six-month periods ended December 31, 2016.
Cash flows used in investing activities of $62,000 were due to the purchase of an injection mold for the new hand held GoVu pachymeter during the six-month period ended December 31, 2015.

Cash flows provided by financing captivities during the six-month periods ended December 31, 2016 includes $270,000 of related party note payable and $247,000 of short-term debt.
There were no cash flows used in or provided by financing activities during the six-month periods ended December 31, 2015.

Debt History

     On December 29, 2016, the Company entered into a credit agreement providing the Company up to an aggregate of $250,000 in cash, secured by the Company’s inventory. The Company, and its wholly owned subsidiary Sonomed, Inc., entered into an Inventory Advance Agreement as of December 29, 2016 (the "Agreement"), with CDS Business Services, Inc., doing business as Newtek Business Credit ("Newtek"). Newtek may in its discretion make loans against the Company’s Eligible Inventory in an aggregate amount outstanding at any time up to the lesser of (i) fifty percent (50%) of the Inventory Value or (ii) the Inventory Advance Limit, as those terms are defined in the Agreement, which is currently $250,000. The credit agreement renews annually and can be terminated upon 90 days written notice from the Company or 30 days written notice from NewTek.

If, at any time and for any reason, the aggregate amount of the outstanding advances under the Agreement exceeds the Inventory Advance Limit or percentage limitation contained in the preceding sentence, then Company must, upon demand by Newtek, immediately pay to Newtek, in cash, the amount of such excess, or at Newtek’s option Newtek may charge such excess against any reserves held by Newtek.

    Newtek will maintain reserves against Company’s availability for advances and may maintain reserves against the Company’s accounts and/or ineligible inventory as well, or maintain a cash collateral deposit account, as NewTek in its discretion deems appropriate. Newtek may also increase such reserves or reduce its advance percentages based on eligible inventory without declaring an event of default and without prior notice, if it determines, in its discretion, that such increase in reserves or reduction is necessary, including, without limitation, to protect its interest in the collateral and/or against diminution in the value of any collateral, and/or to insure the prospect of payment or performance by Company of its obligations to Newtek are not impaired.
Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 3.75%), but not less than 5.0%. The current annual interest rate is 8.75% as of December 29, 2016. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance.

The Company is obligated to pay to Newtek a closing fee equal to 1.00%of the Advance Limit. Upon any renewal of the Agreement, an annual fee will be due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016. As of December 31, there is $3,000 overpayment of a transaction fee, reducing the debt balance to $247,000.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2016 and 2015.

The following table presents the Company's contractual obligations as of December 31, 2016 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,542,513	$1,189,204	$314,762	$38,547	$—
Line of credit	247,000	247,000	—	—	—
Related party note payable	545,000	545,000	—	—	—
Total	$2,334,513	$1,981,204	$314,762	$38,547	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

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

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2017	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2017	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer