Form 10-Q
period 2017-03-31
ESCALON MEDICAL CORP
filed 2017-05-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017
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

N/A
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of May 15, 2017.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$425,941	$538,114
Accounts receivable, net	1,455,568	1,614,549
Inventory, net	1,925,782	2,107,148
Other current assets	207,715	278,830
Total current assets	4,015,006	4,538,641
Property and equipment, net	61,193	81,206
Goodwill	125,027	125,027
Trademarks and trade names	605,006	605,006
Patents, net	800	2,000
License, net	165,300	178,500
Total assets	$4,972,332	$5,530,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$250,000	$—
Accounts payable	660,759	1,091,923
Accrued expenses	1,178,085	1,226,842
Related party note payable	545,000	275,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	85,464	88,660
Total current liabilities	2,821,199	2,784,316
Accrued post-retirement benefits, net of current portion	808,003	835,589
Total long-term liabilities	808,003	835,589
Total liabilities	3,629,202	3,619,905
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding as of March 31, 2017 and June 30, 2016	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(68,366,328)	(67,798,983)
Total shareholders’ equity	1,343,130	1,910,475
Total liabilities and shareholders’ equity	$4,972,332	$5,530,380
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-month period ended March 31,		For the Nine-month period ended March 31,
	2017	2016	2017	2016
Net revenues:
Product revenue	$2,845,545	$3,097,022	$8,340,098	$8,867,179
Revenues, net	2,845,545	3,097,022	8,340,098	8,867,179
Costs and expenses:
Cost of goods sold	1,542,898	1,579,762	4,506,442	4,554,248
Marketing, general and administrative	1,096,655	1,225,296	3,458,958	3,836,776
Research and development	279,883	370,178	876,377	1,112,696
Total costs and expenses	2,919,436	3,175,236	8,841,777	9,503,720
Loss from operations	(73,891)	(78,214)	(501,679)	(636,541)
Other income (expense)
Interest	84	51	185	88
Interest expense	(33,049)	(3,103)	(65,851)	(3,103)
Total other (expense)	(32,965)	(3,052)	(65,666)	(3,015)
Net (loss)	$(106,856)	$(81,266)	$(567,345)	$(639,556)
Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.01)	$(0.08)	$(0.08)
Diluted net (loss) per share	$(0.01)	$(0.01)	$(0.08)	$(0.08)
Weighted average shares—basic	7,551,430	7,541,013	7,551,430	7,541,013
Weighted average shares—diluted	7,551,430	7,541,013	7,551,430	7,541,013
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2016	7,551,430	$7,551	$69,701,907	$(67,798,983)	$1,910,475
Net loss	—	—	—	(567,345)	(567,345)
Balance at March 31, 2017	7,551,430	$7,551	$69,701,907	$(68,366,328)	$1,343,130
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(567,345)	$(639,556)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	34,413	20,937
Compensation expense related to stock options	—	33,642
Change in operating assets and liabilities:
Accounts receivable, net	158,981	108,089
Inventory, net	181,366	(144,507)
Other current assets	71,115	93,188
Accounts payable and accrued expenses	(479,921)	(507,193)
Change in accrued post-retirement benefits	(27,586)	50,023
Change in liabilities of discontinued operations	(3,196)	4,334
Net cash (used in) operating activities	(632,173)	(981,043)
Cash Flows from Investing Activities:
Purchase of fixed assets	—	(67,130)
Net cash (used in) investing activities	—	(67,130)
Cash Flows from Financing Activities:
Proceeds from related party note payable	270,000	150,000
Proceeds from line of credit	250,000	—
Net cash provided by financing activities	520,000	150,000
Net (decrease) in cash and cash equivalents	(112,173)	(898,173)
Cash and cash equivalents, beginning of period	538,114	1,516,761
Cash and cash equivalents, end of period	$425,941	$618,588
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

As of March 31, 2017 and 2016 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan was $0 and $5,971, respectively. There is no remaining cost to be recognized as of March 31, 2017. For the three-month periods ended March 31, 2017 and 2016, $0 and $11,941 was recorded as compensation expense, respectively. For the nine-month periods ended March 31, 2017 and 2016, $0 and $33,642 was recorded as compensation expense, respectively.

The Company did not receive any cash from share option exercises under stock-based payment plans for the nine-month periods ended March 31, 2017 and 2016. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was $0 non-employee compensation expense for the nine-month periods ended March 31, 2017 and 2016.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	For the Three-month period ended March 31,		For the Nine-month period ended March 31,
	2017	2016	2017	2016

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(106,856)	$(81,266)	$(567,345)	$(639,556)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,551,430	7,541,013	7,551,430	7,541,013
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Shares reserved for future exchange	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,541,013	7,551,430	7,541,013

Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.01)	$(0.08)	$(0.08)
Diluted net (loss) per share	$(0.01)	$(0.01)	$(0.08)	$(0.08)

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
In August 2015 FASB issued Accounting Standards Update No. 2015-15 Interest -Imputation of Interest (Subtopic 835-30). This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EIFF) meeting about the presentation of subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-

credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cots ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In January 2017 FASB issued Accounting Standards Update No. 2017-01 Business Combinations (Topic 805) clarifying a definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In January 2017 FASB issued Accounting Standards Update No. 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). This Accounting Standards Update adds an SEC paragraph and amends other Topics pursuant to an SEC Staff Announcement made at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meeting. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350)Simplifying the Test for Goodwill Impairment.Under the amendments in this udpate an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

In February 2017 FASB issued Accounting Standards Update No. 2017-05 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify the definition nonfinancial assets within the scope of Subtopic 610-20 and that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments also clarify that an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

In February 2017 FASB issued Accounting Standards Update No. 2017-06 Plans (Topic 960) Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965). The amendments in this Update apply to reporting entities within the scope of Topic 960, Topic 962, or Topic 965, Plan Accounting—Health and Welfare Benefit Plans.The amendments in this Update clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments also eliminate a redundancy relating to 401(h) account disclosures.The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

In March 2017 FASB issued Accounting Standards Update No. 2017-07 Compensation—Retirement Benefits (Topic 715)primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.The amendments in this Update apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715.The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at March 31, 2017 and June 30, 2016 (in thousands):

	March 31,	June 30,
	2017	2016
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	85	89
Total liabilities	85	89
Net liabilities of discontinued operations	$(85)	$(89)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of March 31, 2017 and June 30, 2016, the liability was approximately $85,000 and $89,000, respectively.

8. Related Party Transactions

During the year ended June 30, 2016, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company  $150,000 in February 2016, $125,000 in May 2016, $120,000 in October 2016 and $150,000 in November 2016. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month period ended March 31, 2017 and 2016 was $20,164 and $3,103, respectively. Related party interest expense for the nine-month period ended March 31, 2017 and 2016 was $46,967 and $3,103, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $545,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity. As of March 31, 2017, interest expense of $58,366 was accrued.

9. Inventory

(In thousands)	March 31,	June 30,
	2017	2016
Inventories, net:
Raw Material	$771	$917
Work-In-Process	297	363
Finished Goods	857	827
Total	$1,926	$2,107

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.00%), but not less than 5.0%. The current annual interest rate is 9.00% as of March 31, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance.

The Company was obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit. Upon any renewal of the Agreement, an annual fee will be due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016. As of March 31, 2017, the line of credit balance is at $250,000. The line of credit expense is $12,884 and $18,884 for the three-months period and nine-month period ended March 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, compliance with Nasdaq continued listing qualifications, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2016 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—nine-Months Ended March 31, 2017 and 2016.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue decreased approximately $527,000, or 5.9%, to $8,340,000 during the nine-months ended March 31, 2017 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $135,000 in surgical products and a decrease of $273,000 in digital imaging cameras and AXIS image management systems and a decrease of $119,000 in ultrasound products.

• Consolidated cost of goods sold totaled approximately $4,506,000, or 54.0%, of product revenue for the nine months ended March 31, 2017, as compared to $4,554,000, or 51.4%, of product revenue for the same period of the prior fiscal year. The increase of 2.6% in cost of goods sold as a percentage of revenue is due mainly to decreased high margin Axis image management sales.

• Total operating expenses decreased approximately $614,000, or 12.4%, during the nine-month period ended March 31, 2017 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $378,000, or 9.9% and a decrease of $237,000 or 21.3%, in research and development expenses.

• Net loss was approximately $567,000 for the nine-months ended March 31, 2017.

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

●
Persuasive evidence that an arrangement (purchase order and sales invoice) exists between a willing buyer (distributor) and the Company that outlines the terms of the sale (company information, quantity of goods, purchase price and payment terms). The buyer (distributor) does not have a right of return.

●
Shipping terms are ex-factory shipping point. At this point the buyer (distributor) takes title to the goods and is responsible for all risks and rewards of ownership, including insuring the goods as necessary.

●
The Company's price to the buyer (distributor) is fixed and determinable as specifically outlined on the sales invoice. The sales arrangement does not have customer cancellation or termination clauses.

●
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
Through March 31, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month and nine-month periods Ended March 31, 2017 and 2016
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month and nine-month periods ended March 31, 2017 and 2016.
Table amounts are in thousands:

	For the Three-month period ended March 31,			For the Nine-month period ended March 31,
	2017	2016	% Change	2017	2016	% Change
Product Revenue:
Sonomed-Escalon	$2,846	$3,097	(8.1)%	$8,340	$8,867	(5.9)%
Total	$2,846	$3,097	(8.1)%	$8,340	$8,867	(5.9)%
Consolidated product revenue decreased approximately $251,000, or 8.1%, to $2,846,000 during the three months ended March 31, 2017 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $104,000 in digital imaging cameras and AXIS image management systems and a decrease of $156,000 in ultrasound products offset by an increase of $9,000 in surgical products.
Consolidated product revenue decreased approximately $527,000, or 5.9%, to $8,340,000 during the nine months ended March 31, 2017 as compared to same period of the last fiscal year. The decrease in revenue is attributed to a decrease of $135,000 in surgical products and a decrease of $273,000 in digital imaging cameras and AXIS image management systems and a decrease of $119,000 in ultrasound products .
The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended March 31, 2017 and 2016. Table amounts are in thousands:

	For the Three-month period ended March 31,				For the Nine-month period ended March 31,
	2017	%	2016	%	2017	%	2016	%
Cost of Goods Sold:
Sonomed-Escalon	$1,543	54.2%	$1,580	51.0%	$4,506	54.0%	$4,554	51.4%
Total	$1,543	54.2%	$1,580	51.0%	$4,506	54.0%	$4,554	51.4%

Consolidated cost of goods sold totaled approximately $1,543,000, or 54.2%, of product revenue for the three-months ended March 31, 2017, as compared to $1,580,000, or 51.0%, of product revenue, for the same period of the prior fiscal year. The increase of 3.2% in cost of goods sold as a percentage of revenue is due mainly to decrease in higher margin Axis image management product sales.

Consolidated cost of goods sold totaled approximately $4,506,000, or 54.0%, of product revenue for the nine- months ended March 31, 2017, as compared to $4,554,000, or 51.4%, of product revenue for the same period of the prior fiscal year. The increase of 2.6% in cost of goods sold as a percentage of revenue is due mainly to a decrease in high margin Axis image management product sales.

The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three-month and nine-month periods ended March 31, 2017 and 2016. Table amounts are in thousands:

	For the Three-month period ended March 31,			For the Nine-month period ended March 31,
	2017	2016	% Change	2017	2016	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$1,097	$1,225	(10.4)%	$3,459	$3,837	(9.9)%
Total	$1,097	$1,225	(10.4)%	$3,459	$3,837	(9.9)%
Consolidated marketing, general and administrative expenses decreased $128,000, or 10.4% , to $1,097,000 during the three-months ended March 31, 2017, as compared to the same period of the prior fiscal year. The decrease is due to the decreased salary expense, consulting expenses, health insurance, commission, travel expense, and stock option expenses offset by the royalties and employee moving expense.
Consolidated marketing, general and administrative expenses decreased $378,000, or 9.9%, to $3,459,000 during the nine-months ended March 31, 2017, as compared to the same period of the prior fiscal year. The decrease is due to the decreased travel expense, meeting and exhibit expense, commission, hiring expense and fringe benefits offset by increased legal expense, royalties, employee moving expense in the current period.
The following table presents consolidated research and development expenses for the three-months and nine-months ended March 31, 2017 and 2016. Table amounts are in thousands:

	For the Three-month period ended March 31,			For the Nine-month period ended March 31,
	2017	2016	% Change	2017	2016	% Change
Research and Development:
Sonomed Escalon	$280	$370	(24.4)%	$876	$1,113	(21.3)%
Total	$280	$370	(24.4)%	$876	$1,113	(21.3)%
Consolidated research and development expenses decreased $90,000, or 24.4%, to $280,000 during the three-months ended March 31, 2017, as compared to the same period of the prior fiscal year. The decrease is mainly related to the decrease in headcount and consulting expense.
Consolidated research and development expenses decreased $237,000, or 21.3%, to $876,000 during the nine-months ended March 31, 2017, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of March 31, 2017 and June 30, 2016, the liability was approximately $85,000 and $89,000, respectively.

Other Income (expense)
The Company did not have significant other income during the three-months and nine-months ended March 31, 2017 and 2016.
The Company incurred related party interest expense of $20,164 and $3,103 for the three-month periods ended March 31, 2017 and 2016, respectively. The Company incurred related party interest expense of $46,967 and $3,103 for the nine-month periods ended March 31, 2017 and 2016, respectively. The line of credit expense is $12,884 and $18,884 for the three-months period and nine-month period ended March 31, 2017. See Note 8 to Consolidated Financial Statements for further details.

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of March 31, 2017 and June 30, 2016. Table amounts are in thousands:

	March 31, 2017	June 30, 2016
Current Ratio:
Current assets	$4,015	$4,539
Less: Current liabilities	2,821	2,784
Working capital	$1,194	$1,755
Current ratio	1.42 to 1	1.63 to 1
Debt to Total Capital Ratio:
Note payable and line of credit	$795	$275
Total debt	795	275
Total equity	1,343	1,910
Total capital	$2,138	$2,185
Total debt to total capital	37.2%	12.6%

Working Capital Position
Working capital decreased $561,000 as of March 31, 2017, and the current ratio changed from 1.63 to 1 to 1.42 to 1 when compared to June 30, 2016.
Debt to Total Capital Ratio was 37.2% and 12.6% as of March 31, 2017 and June 30, 2016, respectively.

Cash Used In or Provided By Operating Activities
During the nine-month periods ended March 31, 2017 and 2016, the Company experienced cash outflows from operating activities of $632,000 and $981,000, respectively. The net decrease in cash used in operating activities of approximately $349,000 for the nine-month period ended March 31, 2017, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2017, the Company had a net loss of $567,000, experienced net cash out-flows from a decrease in post-retirement benefits of $28,000, a change in liabilities of discontinued operations of $3,000, a decrease in accounts payable and accrued expense of $480,000. The cash outflows were partially offset by a decrease in accounts receivable of $159,000, a decrease in inventory of $181,000 and in other current assets of $71,000, and an increase in non-cash expenditures on depreciation and amortization of approximately $34,000.
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
Cash Flows Used In Investing and Financing Activities
There was no cash flows used in or provided by investing activities during the nine-month periods ended March 31, 2017. Cash flows used in investing activities of $67,000 during the nine-month period ended March 31, 2016.

Cash flows provided by financing captivities during the nine-month periods ended March 31, 2017 includes proceeds from related party note payable of $270,000 and $250,000 of line of credit.
Cash flows from financing activities of $150,000 were due to the proceeds from the related party note payable of $150,000 during the nine-month periods ended March 31, 2016.
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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.0%), but not less than 5.0%. The current annual interest rate is 9.0% as of March 31, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2017 and 2016.

The following table presents the Company's contractual obligations as of March 31, 2017 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$625,840	$321,494	$280,254	$24,092	$—
Line of credit	250,000	250,000	—	—	—
Related party note payable	545,000	545,000	—	—	—
Total	$1,420,840	$1,116,494	$280,254	$24,092	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

 Management determined that there was a material weakness in the internal controls over Equity for the 12-month period ended June 30, 2016. During the prior year 25,000 shares were issued in lieu of cash to a consultant of the Company. In July 2015, 12,500 shares were issued and not timely recorded in the accounting records, in addition, there was no evidence in the Board of Directors minutes that these shares were authorized. The minutes have been updated to reflect that the shares were authorized by the Board of Directors. The Company has implemented enhanced controls to ensure this material weakness does not reoccur in fiscal year 2017.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 15, 2017	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Robert O’Connor
Robert O’Connor
Chief Financial Officer