Form 10-K
period 2017-06-30
ESCALON MEDICAL CORP
filed 2017-09-28
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
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

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Common Stock, par value $0.001

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2016 was approximately $831,000, computed by reference to the price at which the common equity was last sold on the OTCQBBB Market on such date.
As of September 27, 2017, the registrant had 7,551,430 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

i

PART 1

ITEM 1. BUSINESS

Company Overview

     Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (inactive), Escalon Digital Solutions, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical” inactive), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc. and Sonomed IP Holdings. All intercompany accounts and transactions have been eliminated.
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

UBM
The UBM is a high frequency/high resolution ultrasound device, designed to provide highly detailed information about the anterior segment of the eye. The UBM is used for glaucoma evaluation, tumor evaluation and differentiation, pre- and post-intraocular lens implantation and corneal refractive surgery. The device allows the surgeons to perform precise measurements within the anterior chamber of the eye. Central corneal thickness is also used in the calculation of intraocular pressure.

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

Ispan Intraocular Gases
The Company distributes two intraocular gas products C3F8 and SF6, which are used by vitreoretinal surgeons as a temporary tamponade in detached retina surgery. Under a non-exclusive distribution agreement with AirGas, Inc. (AirGas"), the Company distributes packages of AirGas gases in canisters containing up to 25 grams of gas. Along with the intraocular gases, the Company manufactures and distributes a patented disposable universal gas kit, which delivers the gas from the canister to the patient.

Viscous Fluid Transfer Systems

The Company markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting silicone oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of silicone oil during surgery.

AXIS Image Management

The AXIS Image management system easily manages images via the web browser from any device regardless of modality, manufacturer or location.

Research and Development
The development of ultrasound ophthalmic equipment is performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facilities. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2017 and 2016 were approximately $1,053,000 and $1,450,000, respectively.

Manufacturing and Distribution

The Company leases 8,100 square feet of space in Wisconsin, for its surgical products. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Stoneham, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.
The Company designs, develops and services its ultrasound ophthalmic products at its 12,173 square foot facility in Lake Success, New York. The space was reduced to 6,728 after lease renewal in September 2017. The Company has achieved ISO 13485 certification at its manufacturing facilities for all medical devices the Company produces. ISO 13485 requires an implemented quality system that applies to product design, manufacture, installation and servicing. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for many of its ophthalmic ultrasound systems.
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

Marketing and Sales

The Sonomed product line is sold through internal sales employees as well as independent sales representatives located in the United States and Europe and Asia, to a large network of distributors and directly to medical institutions.

Trek and EMI sell their ophthalmic devices and instruments directly to end users through internal sales and marketing employees located at the Company’s Wisconsin and Massachusetts facilities. Sales are primarily made to teaching institutions, key hospitals and eye surgery centers, focusing primarily on physicians and operating room personnel performing vitreoretinal surgery.

Service and Support
The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, New York facility for Sonomed products and EMI devices in Stoneham facility.

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

Sonomed’s principal competitors are Alcon Laboratories, Inc, Quantel, Inc. and Accutome, Inc. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped Sonomed build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage within the United States market. Various competitors offering similar products at a lower price could threaten Sonomed’s market position. The development of laser technologies for ophthalmic biometrics and imaging may also diminish the Company’s market position. This equipment can be used instead of ultrasound equipment in certain applications with some advantage. Such equipment, however, is more expensive.

Trek and EMI sell a broad range of ophthalmic surgical and diagnostic products. The more significant products are ISPAN® gases and delivery systems. Trek and EMI also manufacture various ophthalmic surgical products for major ophthalmic companies to be sold under their names. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service. There are a variety of other devices that directly compete with the camera back and image management systems marketed by EMI.

Human Resources
As of June 30, 2017, the Company employed 46 employees. Of these employees, 21 of the Company’s employees are employed in manufacturing, 14 are employed in general and administrative positions, 4 are employed in sales and marketing and 7 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

Cautionary Factors That May Affect Future Results
Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, the Company's ability to continue as a going concern, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of risk factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
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

          The consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The report of the Company’s independent registered public accounting firm issued in conjunction with the financial statements for the year ended June 30, 2017 contains an explanatory paragraph indicating that certain matters (see footnote 1 to the Consolidated Financial Statements) raise substantial doubt about the Company’s ability to continue as a going concern. The Company cannot guarantee that it can generate net income, increase revenues or successfully expand its operations in the future, and if it cannot do so, the Company may not be able to survive and any investment in the Company may be lost.

        The Company has implemented an austerity plan to stem the recurring losses. If the Company is unable to achieve improvement in this area in the near term, it is not likely that the Company’s existing cash and cash flow from operations will be sufficient to fund activities throughout the next six to 12 months without curtailing certain business activities or selling certain assets. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of other factors, including the factors discussed in these “Risk Factors.”

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
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and is hampered by the transition to new products which involved the discounting of our older product inventory.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2017 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company anticipates that out of the reform legislation will come a reduction in Medicare spending on services provided by hospitals and other providers and a form of sales or excise tax on the medical device manufacturing sector. Various healthcare reform proposals have also emerged at the federal and state level. The Company cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the Company’s business, possibly materially.
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
The line of credit outstanding advance is limited by the Inventory advance limit or percentage limitation.

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

ITEM 2. PROPERTIES

As of June 30, 2017 the Company leased an aggregate of 8,150 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company's corporate office lease is for 3,954 square feet located in 435 Devon Park Drive, Pennsylvania under a five-year lease agreement. The New York facility lease previously at 12,173 was reduced to 6,728 square feet of space after lease renewal in September 2017 and the new lease will expire on December 31, 2024. The Wisconsin lease, of 8,100 square feet of space will expire in July 2018. The Massachusetts lease covers 3,452 square feet and will expire in August 2018. Annual rent under all of the Company’s property lease arrangements was approximately $570,000 for the year ended June 30, 2017.
The Company guaranteed the lease payment for BHH and during fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.The Company has accrued lease termination costs of $91,000 and $89,000 as of June 30, 2017 and 2016, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB Market under the symbol “ESMC.” Since November 18, 2016, the Company's common stock was suspended from trading on the NASDAQ stock market effective at the opening of trading on November 18, 2016. The table below sets forth, for the periods indicated, the high and low sales prices as quoted on the NASDAQ stock market until November 18, 2016 and thereafter on OTCQB Market.

	High	Low
Fiscal year ended June 30, 2017
Quarter ended September 30, 2016	$1.29	$0.65
Quarter ended December 31, 2016	$0.67	$0.07
Quarter ended March 31, 2017	$0.19	$0.09
Quarter ended June 30, 2017	$0.24	$0.08
Fiscal year ended June 30, 2016
Quarter ended September 30, 2015	$1.55	$1.05
Quarter ended December 31, 2015	$1.25	$1.01
Quarter ended March 31, 2016	$1.07	$0.79
Quarter ended June 30, 2016	$0.91	$0.67
As of September 27, 2017 there were 1,304 holders of record of the Company’s common stock. On September 27, 2017 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.14 per share.
The Company has never declared or paid a cash dividend on its common stock and presently intends to retain any future earnings to finance future growth and working capital needs.
The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in this Form 10-K. If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item IA of this Form 10-K.

Executive Overview—Fiscal Years Ended June 30, 2017 and 2016
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Product revenue from continuing operations decreased approximately $341,000 or 2.9% during the fiscal year ended June 30, 2017 as compared to the prior fiscal year. The decrease in revenue is attributed to decrease in Digital products of $190,000 and a decrease in sales of Trek products of $161,000 offset by an increase in sales in Sonomed's ultrasound products of $10,000.

•
Cost of goods sold as a percentage of product revenue from continuing operations increased to approximately 54.1% of product revenues during the fiscal year ended June 30, 2017, as compared to approximately 53.5% of product revenue for the prior fiscal year. The increase of 0.6% in cost of goods sold as a percentage of revenue is mainly due to the decreased sales of higher margin Digital products.

•
Operating expenses decreased approximately 11.3% during the fiscal year ended June 30, 2017, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 9.2% and by a decrease of 27.4% in research and development offset by a loss from a goodwill impairment of $125,000 in the fourth quarter.

Results of Operations
Fiscal Years Ended June 30, 2017 and 2016
The following table shows consolidated product revenue, as well as identifying trends in revenues for the fiscal years ended June 30, 2017 and 2016. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2017	2016	% Change
Product Revenue:
Sonomed-Escalon	$11,235	$11,576	(2.9)%
Total	$11,235	$11,576	(2.9)%
Consolidated product revenue decreased approximately $341,000 or 2.9%, to $11,235,000 during the year ended June 30, 2017 as compared to the last fiscal year, resulting from a decrease in Digital products of $190,000 and a decrease in sales of Trek products of $161,000 off set by an increase in sales of Sonomed ultrasound products of $10,000.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the fiscal years ended June 30, 2017 and 2016. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2017	%	2016	%
Cost of Goods Sold:
Sonomed-Escalon	$6,080	54.1%	$6,198	53.5%
Total	$6,080	54.1%	$6,198	53.5%

Consolidated cost of goods sold totaled approximately $6,080,000, or 54.1%, of product revenue for the fiscal year ended June 30, 2017, as compared to $6,198,000, or 53.5%, of product revenue for the prior fiscal year. The increase of 0.6% in cost of goods sold as a percentage of revenue is mainly due to decreased sales of higher margin Digital products.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the fiscal years ended June 30, 2017 and 2016. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2017	2016	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$4,603	$5,069	(9.2)%
Total	$4,603	$5,069	(9.2)%

Consolidated marketing, general and administrative expenses decreased $466,000, or 9.2%, to $4,603,000 during the fiscal year ended June 30, 2017, as compared to the prior fiscal year due to cost-cutting measures. The decrease is due to decreased salary expense, consulting expenses, health insurance, commission, travel expense, and stock option expenses offset by royalties and employee moving expense.
The following table presents consolidated research and development expenses for the fiscal years ended June 30, 2017 and 2016.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2017	2016	% Change
Research and Development:
Sonomed Escalon	$1,053	$1,450	(27.4)%
Total	$1,053	$1,450	(27.4)%
Consolidated research and development expenses decreased $397,000, or 27.4% of product revenue, to $1,053,000 during the fiscal year ended June 30, 2017, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in Research and Development expense is due to the decrease in headcount and consulting expense.
No customer represented more than 10.0% of consolidated revenue for the years ended June 30, 2017 and 2016. Foreign sales in 2017 increased $160,000 or 3.4% to $4,821,000.

	2017	2016
Sonomed-Escalon	$4,821,000	$4,661,000
Total	$4,821,000	$4,661,000

Total Net Revenue	$11,235,000	$11,576,000
	42.9%	40.3%
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the fourth quarter of the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off . During the year ended June 30, 2016, no impairments were recorded.

Liquidity and Capital Resources
The following table presents overall liquidity and capital resources as of June 30, 2017 and 2016. Table amounts are in thousands:

	June 30,
	2017	2016
Current Ratio:
Current assets	$4,155	$4,541
Less: Current liabilities	3,001	2,784
Working capital	$1,154	$1,757
Current ratio	1.38 to 1	1.63 to 1
Debt to Total Capital Ratio:
Notes payable, line of credit and current portion of long-term debt	$795	$275
Total debt	795	275
Total equity	1,184	1,910
Total capital	$1,979	$2,185
Total debt to total capital	40.2%	12.6%
Working Capital Position
Working capital decreased $603,000 as of June 30, 2017, and the current ratio decreased to 1.38 to 1 from 1.63 to 1 when compared to June 30, 2016.
Overall total current assets decreased $386,000 to $4,155,000 in 2017 from $4,541,000 in 2016. Total current liabilities, which consists of current portion of post-retirement pension benefits, accounts payable, accrued expenses, and liabilities of discontinued operations, increased $217,000 to $3,001,000 in 2017 from $2,784,000 in 2016 due to the increase in short-term debt and related party note payable.

Cash Used In or Provided By Operating Activities
During fiscal 2017, the Company used approximately $506,000 of cash for operating activities as compared to using approximately $1,021,000 for operating activities during the year ended June 30, 2016.
For the year ended June 30, 2017, the Company had a net loss of $727,000. Cash outflows were mainly due to a decrease in accounts payable and accrued expenses of $306,000 and a decrease in accrued post retirement benefits of $36,000, partially offset by the cash inflow from a decrease in accounts receivable of $131,000, a decrease in inventory of $189,000, a decrease in other current assets of $69,000, non cash items of depreciation and amortization of $46,000, loss from goodwill impairment of $125,000 and an increase in liabilities of discontinued operations of $2,000.

For the year ended June 30, 2016, the Company had a net loss of $1,152,000. Cash outflows were mainly due to an increase in other current assets of $36,000, and a decrease in accounts payable and accrued expenses of $255,000, partially offset by the cash inflow from a decrease in accounts receivable of $171,000 and inventory of $112,000, an increase in accrued post retirement benefits of $38,000, non cash items of depreciation and amortization of $25,000, stock compensation of $20,000 and compensation expense related to stock options of $52,000.

Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities for 2017 were approximately $8,000 related to the purchase of licenses for continuing operations.
Cash flows used in investing activities for 2016 were approximately $56,000 related to the purchase of fixed assets for continuing operations and $176,000 purchase of licenses for continuing operations.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
During 2017 the cash inflow from financing activities of $520,000 were due to proceeds from related party note payable of $270,000 and proceeds from the line of credit of $250,000.
During 2016 the cash inflow from financing activities of $275,000 were due to proceeds from related party note payable.

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of June 30, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

Upon any renewal of the Agreement, an annual fee will be due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (approximately an annual rate of 8.5%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016. As of June 30, 2017, the line of credit balance is at $250,000. The line of credit interest expense is $33,000 for the year ended June 30, 2017.
Common Stock
The Company’s common stock has been quoted on the OTCQB Market since November 18, 2016. The OTCQB Venture Market requires companies be current in their reporting and must undergo an annual verification and management certification process. Companies must also meet a minimum ($0.01) bid test and may not be in bankruptcy.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in this Form 10-K . If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.
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
Valuation of Intangible Assets
The Company annually evaluates for impairment its intangible assets and goodwill in accordance with the provisions of FASB issued authoritative guidance for Goodwill and Other Intangible Assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include goodwill, trademarks and trade names. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company’s financial statements if and when an impairment charge is recorded. As a result of the Company's testing during the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off . During the year ended June 30, 2016, no impairments were recorded.
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
Through June 30, 2017, the Company has recorded a valuation allowance against the deferred tax assets resulting from the Company’s net operating losses for all of the deferred tax asset due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction would reduce (increase) the income tax expense (benefit) in the period such determination is made by the Company.
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
In August 2014 FASB issued Accounting Standards Update 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. It was adopted during the year ended June 30, 2017.The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
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

In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

In July 2017 FASB issued the amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and Subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 28, 2017

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$544,118	$538,114
Accounts receivable, net	1,483,770	1,614,549
Inventory, net	1,917,938	2,107,148
Other current assets	209,546	281,330
Total current assets	4,155,372	4,541,141
Property and equipment, net	54,892	81,206
Goodwill	—	125,027
Trademarks and trade names	605,006	605,006
Patents, net	400	2,000
License, net	168,500	176,000
Total assets	$4,984,170	$5,530,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$250,000	$—
Current portion of post-retirement benefits	101,891	101,891
Accounts payable	1,047,463	1,091,923
Accrued expenses	965,764	1,226,842
Related party note payable	545,000	275,000
Liabilities of discontinued operations	91,125	88,660
Total current liabilities	3,001,243	2,784,316
Accrued post-retirement benefits, net of current portion	799,347	835,589
Total long-term liabilities	799,347	835,589
Total liabilities	3,800,590	3,619,905
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 shares issued and outstanding	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(68,525,878)	(67,798,983)
Total shareholders’ equity	1,183,580	1,910,475
Total liabilities and shareholders’ equity	$4,984,170	$5,530,380
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2017	2016
Net revenues:
Product revenue	$11,234,868	$11,576,466
Revenues, net	11,234,868	11,576,466
Costs and expenses:
Cost of goods sold	6,080,017	6,197,739
Marketing, general and administrative	4,603,285	5,068,950
Research and development	1,053,432	1,450,069
Goodwill impairment	125,027	—
Total costs and expenses	11,861,761	12,716,758
Loss from operations	(626,893)	(1,140,292)
Other (expense) income
Interest income	327	179
Interest expense	(100,329)	(11,400)
Total other (expense) income	(100,002)	(11,221)
Net (loss)	$(726,895)	$(1,151,513)
Net (loss) per share
Basic and Diluted
Net (loss)	$(0.10)	$(0.15)
Weighted average shares—basic	7,551,430	7,541,013
Weighted average shares—diluted	7,551,430	7,541,013
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2015	7,526,430	$7,526	$69,629,889	$(66,647,470)	$2,989,945

Net loss	—	—	—	(1,151,513)	(1,151,513)
Shares issued	25,000	25	19,725	—	19,750
Compensation expense	—	—	52,293	—	52,293
Balance at June 30, 2016	7,551,430	7,551	69,701,907	(67,798,983)	1,910,475
Net loss	—	—	—	(726,895)	(726,895)
Balance at June 30, 2017	7,551,430	$7,551	$69,701,907	$(68,525,878)	$1,183,580
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2017	2016
Cash Flows from Operating Activities:
Net (loss)	$(726,895)	$(1,151,513)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation and amortization	45,914	24,651
Goodwill impairment	125,027	—
Compensation expense related to stock options	—	52,293
Stock compensation	—	19,750
Increase in liabilities of discontinued operations	2,465	2,484
Change in operating assets and liabilities:
Accounts receivable, net	130,779	171,379
Inventory, net	189,210	112,467
Other current assets	69,284	(35,810)
Accounts payable and accrued expenses	(305,538)	(254,862)
Change in accrued post-retirement benefits	(36,242)	38,158
Net cash (used in) operating activities	(505,996)	(1,021,003)
Cash Flows from Investing Activities:
Purchase of fixed assets	—	(56,644)
Purchase of licenses	(8,000)	(176,000)
Net cash (used in) investing activities	(8,000)	(232,644)
Cash Flows from Financing Activities:
Proceeds from related party note payable	270,000	275,000
Proceeds from line of credit	250,000	—
Net cash provided by financing activities	520,000	275,000
Net increase (decrease) in cash and cash equivalents	6,004	(978,647)
Cash and cash equivalents, beginning of year	538,114	1,516,761
Cash and cash equivalents, end of year	$544,118	$538,114
Supplemental Schedule of Cash Flow Information:
Interest paid	$54,802	$—
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Escalon Medical Corp. (“Escalon” or the “Company”) has incurred recurring operating losses and negative cash flows from operating activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2017 consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, implementing cost-cutting measures and seeking to sell certain assets. The Company may not be successful in any of these efforts.

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
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or market. The composition of inventory is as follows:

	June 30,
	2017	2016
Raw materials	$864,813	$917,526
Work in process	336,934	362,766
Finished goods	716,191	826,856
Total inventory	$1,917,938	$2,107,148
Valuation allowance activity for the years ended June 30, 2017 and 2016 was as follows:

	June 30,
	2017	2016
Balance, July 1	$198,120	$198,120
Provision for valuation allowance	150,000	—
Write-off	(1,106)	—
Balance, June 30	$347,014	$198,120
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2017 and 2016 was as follows:

	June 30,
	2017	2016
Balance, July 1	$202,667	$230,544
Provision for bad debts	—	3,914
Write-offs	(30,547)	(31,791)
Balance, June 30	$172,120	$202,667

As of June 30, 2017 the Company has one customer that represents approximately 12% of the total accounts receivable balance. As of June 30, 2016, the Company has one customer that represents approximately 11% of the total accounts receivable balance.
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures and 5 to 10 years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2017 and 2016 was approximately $26,000 and $22,000, respectively.
Property and equipment consist of the following at:

	June 30,
	2017	2016
Equipment	$695,311	$695,311
Furniture and Fixtures	99,321	99,321
Leasehold Improvement	28,549	28,549
	823,181	823,181
Less: Accumulated depreciation and amortization	(768,289)	(741,975)
	$54,892	$81,206
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
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of FASB issued authoritative guidance. As of June 30, 2017 and 2016 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the plans. There is no remaining cost under the plan. For the years ended June 30, 2017 and 2016, $0 and $39,613, respectively, was recorded as compensation expense.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2017 and 2016. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2017 and 2016, non-employee compensation expense was $0 and $12,680, respectively.
The Company did not issue any shares during year ended June 30, 2017.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2017 and 2016 was $31,000 and $33,000, respectively.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method.
A reconciliation of the denominator of the basic and diluted earnings per share for the years ended June 30, 2017 and 2016 is as follows:

	2017	2016
Basic Weighted average shares outstanding	7,551,430	7,541,013
Effect of dilutive securities—Stock options and warrants	—	—
Diluted weighted average shares outstanding	7,551,430	7,541,013

For the years ended June 30, 2017 and 2016, no potential shares of common stock were included in the calculations since the effect would be anti-dilutive due to the operating loss. As of June 30, 2017 and 2016, the outstanding options of 502,000 and 616,500, respectively, were excluded from the calculation of diluted earnings per share as the exercise price of the options exceeded the average share price of the Company’s common stock making the options anti-dilutive.
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

New Accounting Pronouncements
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
In August 2014 FASB issued Accounting Standards UPdate 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. It was adopted during the year ended June 30, 2017.The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
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

In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

In July 2017 FASB issued the amendments in Accounting Standards Update (“ASU”) 2017-11: Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). For public companies, these amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off . During the year ended June 30, 2016, no impairments were recorded.
The following tables present unamortized intangible assets as of June 30, 2017 and 2016:

	2017 Net Carrying Amount	2016 Net Carrying Amount
Goodwill
Sonomed-Escalon	$—	$125,027
Total	$—	$125,027

	2017 Net Carrying Amount	2016 Net Carrying Amount
Trademarks and trade names
Sonomed-Escalon	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $91,000 and $89,000 at June 30, 2017 and 2016, respectively. Amortization expense for the years ended June 30, 2017 and 2016 was approximately $2,000 and $1,000, respectively.
Amortization expense, relating entirely to patents, is estimated to be approximately $1,000 related to patents in 2018.
The following table presents amortized intangible assets as of June 30, 2017:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(90,562)	$400
Total	$90,962	$—	$90,962	$(90,562)	$400
The following table presents amortized intangible assets as of June 30, 2016:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
Sonomed-Escalon	$90,962	$—	$90,962	$(88,962)	$2,000
Total	$90,962	$—	$90,962	$(88,962)	$2,000

Licenses

The Company purchased new licenses of $8,000 and$176,000 for year end June 30, 2017 and 2016, respectively and the cost is capitalized and amortized over 10 years. Amortization expense is $18,000 for the year ended June 30, 2017. No amortization occurred during year ended June 30, 2016.
Annual amortization related entirely to licenses is estimated to be approximately $18,000 for the year ending June 30, 2018, 2019, 2020, 2021 and 2022.
The following table presents amortized licenses as of June 30, 2017:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
Sonomed-Escalon	$186,500	$—	$186,500	$(18,000)	$168,500
Total	$186,500	$—	$186,500	$(18,000)	$168,500

The following table presents amortized licenses as of June 30, 2016:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
Sonomed-Escalon	$176,000	$—	$176,000	$—	$176,000
Total	$176,000	$—	$176,000	$—	$176,000

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2017	June 30, 2016
Accrued compensation	$375,451	$426,600
Interest accrual	56,887	—
Deferred revenue	388,435	334,791
Other accruals	144,991	465,451
Total accrued expenses	$965,764	$1,226,842

Accrued compensation as of June 30, 2017 and 2016 primarily relates to payroll, vacation accruals, and payroll tax liabilities. Other accruals as of June 30, 2017 and 2016 includes warranties and customer deposits.

6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2017, the Company had in effect 2 employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 995,846 shares of the Company’s common stock remain available for issuance as of June 30, 2017. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2017, options to purchase 502,000 shares of the Company’s common stock were outstanding, of which 502,000 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2017 and 2016:

	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	616,500	$2.27	813,942	$3.36
Granted	—	—	21,000	0.79
Exercised	—	—	—	—
Forfeited	(114,500)	2.65	(218,442)	$6.58
Outstanding at the end of the year	502,000	$2.12	616,500	$2.27
Exercisable at the end of the year	502,000		616,500	—
Weighted average fair value of options granted during the year		$—		$0.60

The following table summarizes information about stock options outstanding as of June 30, 2017:

	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	8.83	$0.79	21,000	$0.79
$1.45 to $2.12	192,000	5.54	$1.55	192,000	$1.55
$2.21 to $3.05	289,000	0.95	$2.60	403,500	$2.61
Total	502,000			616,500
Compensation expense related to stock options for the years ended June 30, 2017 and 2016 was $0 and $52,293, respectively.

7. Income Taxes
The provision for income taxes for the years ended June 30, 2017 and 2016 consists of the following:

	2017	2016
Current income tax (benefit) provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	125,468	241,250
State	22,142	42,575
Change in valuation allowance	(147,610)	(283,825)
	—	—
Income tax (benefit)	$—	$—
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2017 and 2016 differ from statutory federal income tax rate due to the following:

	2017	2016
Statutory federal income tax rate	34.00%	34.00%
Increase in deductable timing differences	11.00%	7.00%
Net operating loss carryforward	(45.00)%	(41.00)%
Effective income tax rate	0.00%	0.00%
As of June 30, 2017, the Company had deferred income tax assets of $12,153,000. The deferred income tax assets have a valuation allowance of $12,061,000. The valuation allowance is based on uncertainty with respect to the ultimate realization of net operating loss carryforwards.
The components of the net deferred income tax assets and liabilities as of June 30, 2017 and 2016 are as follows:

	2017	2016
Deferred income tax assets:
Net operating loss carryforward	$11,323,998	$11,222,477
Executive post retirement costs	306,421	318,743
General business credit	207,698	207,698
Allowance for doubtful accounts	58,521	68,910
Accrued vacation	89,477	105,816
Inventory reserve	117,985	67,361
Accelerated depreciation	38,492	16,340
Warranty reserve	10,907	10,907
Total deferred income tax assets	12,153,499	12,018,252
Valuation allowance	(12,060,831)	(11,913,221)
	92,668	105,031
Deferred income tax liabilities:
Accelerated depreciation	(92,668)	(105,031)
Total deferred income tax liabilities	(92,668)	(105,031)
	$—	$—
As of June 30, 2017, the Company has a valuation allowance of $12,060,831, which primarily relates to the federal net operating loss carryforwards. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $32,370,000 and $3,320,000, respectively, of which $4,619,000 and $1,447,000, respectively, will expire over the next 10 years, and $27,751,000 and $1,873,000, respectively, will expire in years 11 through twenty.
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

Effective July 1, 2007, the Company adopted the FASB authoritative guidance which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, penalties, disclosure and transition. Implementation of the FASB authoritative guidance did not result in a cumulative effect adjustment to retained earnings. With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2017, the Company did not have any significant unrecognized tax positions.The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.
The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies

Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2017 are as follows:

Year Ending June 30,	Lease Obligations
2018	$378,940
2019	305,354
2020	259,973
2021	169,427
2022	159,790
Thereafter	399,475
Total	$1,672,959
Rent expense charged to continuing operations during the years ended June 30, 2017 and 2016 was approximately $570,000 and $572,000, respectively.
The Company guaranteed the lease payment for BHH and during fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses.The Company has accrued lease termination costs of $91,000 and $89,000 as of June 30, 2017 and 2016, respectively.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2017 and 2016.
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

As of June 30, 2017 and 2016 approximately $901,000 and $937,000 was accrued for retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using 3.9% discount rate. The Company began making monthly payments under this agreement on January 1, 2013. The changes related to post-retirement plans for the years ended June 30, 2017 and 2016 were as follows:

	2017	2016
Balance July 1,	$937,480	$899,322
Actuarial adjustment	65,649	140,049
Payment of benefits	(101,891)	(101,891)
Balance June 30,	$901,238	$937,480

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

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2017 and 2016 (in thousands):

	June 30,	June 30,
	2017	2016
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	91	89
Total liabilities	91	89
Net assets of discontinued operations	$(91)	$(89)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of June 30, 2017 and June 30, 2016, the liability was approximately $91,000 and $89,000, respectively.

11. Related Party Transactions

During the year ended June 30, 2016 and 2017, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. Mr. DePiano advanced the Company $270,000 and $275,000, respectively during the year ended June 30, 2017 and 2016. The total balance outstanding as of June 30, 2017 and 2016 was $545,000 and $275,000 respectively. Interest on the transactions are 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transaction excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the year ended June 30, 2017 and 2016 was $67,348 and $11,400, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $545,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity.

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

13. Line of Credit

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of June 30, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit. Upon any renewal of the Agreement, an annual fee will be due from Company equal to 1.00% of the Advance Limit.

In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (approximately an annual rate of 8.5% )(except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016. As of June 30, 2017, the line of credit balance is at $250,000. The line of credit expense is $33,000 for the year ended June 30, 2017.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2017 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Operations for the years ended June 30, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016
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

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)
10.37	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
Newtek agreement-incorporate by reference to 8-K.
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form s_3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 28, 2017
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 28, 2017
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 28, 2017
Mark Wallace

By:	/s/ Sean Closkey	Director	September 28, 2017
Sean Closkey

By:	/s/ Lisa Napolitano	Director	September 28, 2017
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 28, 2017
C. Todd Trusk