Form 10-K/A
period 2017-06-30
ESCALON MEDICAL CORP
filed 2017-10-27
CIK 862668

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2016 was approximately $831,000, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 27, 2017, the registrant had 7,551,430 shares of common stock outstanding.

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 27, 2017.

Name	Age	Position
Richard J. DePiano	76	Chairman
Richard J. DePiano, Jr.	51	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	48	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	54	Director
C. Todd Trusk	50	Director
Sean C. Closkey	49	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 27, 2017. Officers serve at the discretion of the board of directors.
The Chief Executive Officer, President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose term ends in 2017, since February 1996 and as our Chairman since 1997. Mr. DePiano served as our Chief Executive Officer from March 1997 to September 2013. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of Trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisitions. Mr. DePiano was retired from day-to-day operations effective September 25, 2013 and continues in the role of Chairman of the Board of Directors. He is succeeded by his son, Richard J. DePiano Jr..
Mr. DePiano, Jr. has been a Class I director since May 9, 2013, whose term ends in 2018, and was appointed our President and General Counsel of the Company on January 1, 2008 and our Chief Executive Officer on September 28, 2013. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors, and served as President from 2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority.
Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp. (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 20 years experience in the medical device industry.
Ms. Napolitano has served on our board of directors since 2003. She is a Class II director, and her term ends in 2019. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principles, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC") and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2017.
Code of Conduct and Ethics
Our board of directors has adopted a Code of Conduct and Ethics, which applies to all of our directors, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, officers and employees. Our Code of Conduct and Ethics is posted in the “Corporate Governance” section of our Internet web site at www.escalonmed.com. Any amendments to, or grant of waiver with respect to, any provision of our Code of Conduct and Ethics, will be disclosed noting the nature of such amendment or waiver in the “Corporate Governance” section of our Internet web site at www.escalonmed.com or by other appropriate means as required or permitted under the applicable regulations of the SEC.
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Closkey and Mr. Trusk. Our board of directors has determined that each of Messrs. Closkey and Mr. Trusk and Ms. Napolitano has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities.
Item 11. Executive Compensation
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
On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•	The Company is obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement. The payout continued in 2017.
As of June 30, 2017 and 2016 approximately $901,000 and $937,000 was accrued retirement benefits, respectively.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2017, 2016 and 2015.

Name and Principal Position (2)	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano Chairman	2017	$26,000			$—			$111,981	$137,981
	2016	$31,000			$6,038			$111,981	$149,019
	2015	$50,000			$15,264			$110,391	$175,655

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2017	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2016	$182,000	$—	$—	$18,690	$—	$—	$12,222	$212,912
	2015	$215,000	$—	$—	$18,690	$—	$—	$11,310	$245,000

Robert M. O’Connor Chief Financial Officer	2017	$181,000	$—	$—	$—	$—	$—	$11,922	$192,922
	2016	$181,000	$—	$—	$14,537	$—	$—	$11,922	$207,459
	2015	$212,589	$—	$—	$14,537	$—	$—	$10,842	$237,968

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2017	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2016	$154,000	$—	$—	$14,537	$—	$—	$810	$169,347
	2015	$175,000	$—	$—	$14,537	$—	$—	$810	$190,347

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, includes payment of $101,891under his supplemental Executive Retirement Agreement in 2017.

(2) Robert O'connor resigned from the position of Chief financial Officer on July 7th, 2017.
Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2017.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano	25,000	—	—	$3.05	11/13/2017
	25,000	—	—	$2.22	9/26/2018
	20,000	—	—	$1.51	11/16/2019
	10,000	—	—	$1.57	5/7/2024
	10,000	—	—	$0.79	5/7/2026
Richard J. DePiano, Jr.	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	12,000	—	—	$1.51	11/16/2019
	45,000	—	—	$1.57	5/7/2024
Robert M. O’Connor	20,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	1,200	—	—	$1.51	11/16/2019
	35,000		—	$1.57	5/7/2024
Mark Wallace	5,000	—	—	$3.05	11/13/2017
	20,000	—	—	$2.22	9/26/2018
	10,000	—	—	$1.51	11/16/2019
	35,000	—	—	$1.57	5/7/2024

Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2017, none of our non-employee directors received any compensation.

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
Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The compensation committee has been advised that based upon prior shareholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the compensation committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in fiscal years 2015, 2016 and 2017 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in fiscal years 2015, 2016 or 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 27, 2017 information about the beneficial ownership of our common stock by (1) each director as of October 27, 2017, (2) each Named Executive Officer, (3) all directors and executive officers as of October 27, 2017 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)	Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership	Aggregate Percent of Class
Richard J. DePiano	144,278	1.9%	90,000	234,278	3.1%
Richard J. DePiano, Jr.	206	—%	97,000	97,206	1.3%
Robert M. O'Connor	—	—%	76,200	76,200	1.0%
Mark G. Wallace	—	—%	70,000	70,000	*
Lisa A. Napolitano	—	—%	56,000	56,000	*
C. Todd Trusk	—	—%	7,000	7,000	*
Sean C. Closkey	—	—%	9,000	9,000	*
All Directors and Executive Officers as a group (7 persons)	144,484	1.9%	405,200	549,684	7.3%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.
Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2017, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	502,000	$2.12
Equity Compensation plans not approved by shareholders	—	—	—
	502,000	$2.12	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
We recognize that related person transactions present a heightened risk of conflicts of interest and can create the appearance of a conflict of interest. Therefore, all proposed related person transactions are disclosed to our board of directors before we enter into the transaction, and, if the transaction continues for more than one year, the continuation is reviewed annually by our board of directors.During the year ended June 30, 2016 and 2017, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. This was disclosed in the footnote 11 of 10K of the fiscal year ended June 30, 2017.
Director Independence

Our board of directors has determined that, Lisa Napolitano and Sean Closkey and C. Todd Trusk are “independent,” as such term is defined in the applicable rules of the SEC.

ITEM 14.	Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Mayer Hoffman McCann, LLP, our principal accountant for the fiscal years ended June 30, 2017 and 2016.

	For the years ended June 30,
	2017	2016
Audit Fees	$130,000	$125,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$130,000	$125,000
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
Dated: October 27, 2017

1