Form 10-Q
period 2017-09-30
ESCALON MEDICAL CORP
filed 2017-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of November 13, 2017.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$429,885	$544,118
Accounts receivable, net	1,529,302	1,483,770
Inventory, net	2,018,886	1,917,938
Other current assets	230,468	209,546
Total current assets	4,208,541	4,155,372
Property and equipment, net	50,556	54,892
Trademarks and trade names	605,006	605,006
Patents, net	—	400
License, net	176,087	168,500
Total assets	$5,040,190	$4,984,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$225,000	$250,000
Accounts payable	1,016,783	1,047,463
Accrued expenses	1,053,194	965,764
Related party note payable	645,000	545,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	94,406	91,125
Total current liabilities	3,136,274	3,001,243
Accrued post-retirement benefits, net of current portion	780,857	799,347
Total long-term liabilities	780,857	799,347
Total liabilities	3,917,131	3,800,590
Shareholders' equity:
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding as of September 30, 2017 and June 30, 2017	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(68,586,399)	(68,525,878)
Total shareholders’ equity	1,123,059	1,183,580
Total liabilities and shareholders’ equity	$5,040,190	$4,984,170
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-months ended September 30,
	2017	2016
Net revenues:
Product revenue	$2,629,624	$2,331,988
Revenues, net	2,629,624	2,331,988
Costs and expenses:
Cost of goods sold	1,467,310	1,251,492
Marketing, general and administrative	996,505	1,155,415
Research and development	193,081	310,359
Total costs and expenses	2,656,896	2,717,266
(Loss) from operations	(27,272)	(385,278)
Other income (expense)
Interest	199	59
Interest expense	(33,448)	(10,313)
Total other (expense)	(33,249)	(10,254)
Net (loss)	$(60,521)	$(395,532)
Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.05)
Diluted net (loss) per share	$(0.01)	$(0.05)
Weighted average shares—basic	7,551,430	7,551,430
Weighted average shares—diluted	7,551,430	7,551,430
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2017	7,551,430	$7,551	$69,701,907	$(68,525,878)	$1,183,580
Net loss	—	—	—	(60,521)	(60,521)
Balance at September 30, 2017	7,551,430	$7,551	$69,701,907	$(68,586,399)	$1,123,059
See notes to condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(60,521)	$(395,532)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation and amortization	11,855	12,373
Change in operating assets and liabilities:
Accounts receivable, net	(45,532)	623,219
Inventory, net	(100,948)	(336,638)
Other current assets	(20,922)	(48,869)
Accounts payable and accrued expenses	56,750	(9,276)
Change in accrued post-retirement benefits	(18,490)	(11,972)
Change in liabilities of discontinued operations	3,281	1,114
Net cash (used in) operating activities	(174,527)	(165,581)
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,206)	—
Purchase of licenses	(12,500)	—
Net cash (used in) investing activities	(14,706)	—
Cash Flows from Financing Activities:
Proceeds from related party note payable	100,000	—
Principal payment for line of credit	(25,000)	—
Net cash provided by financing activities	75,000	—
Net (decrease) in cash and cash equivalents	(114,233)	(165,581)
Cash and cash equivalents, beginning of period	544,118	538,114
Cash and cash equivalents, end of period	$429,885	$372,533
Supplemental Schedule of Cash Flow Information:
Interest paid	$10,587	$—
See notes to condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Basis of Presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Medical Europe GmbH (“EME”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Pharmaceutical, Inc. (“Pharmaceutical” inactive), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., and Sonomed IP Holdings, Inc.All intercompany accounts and transactions have been eliminated. We have evaluated all subsequent events through the date the financial statements were issued.

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

As of September 30, 2017 and 2016 there were no unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the 2004 Equity Incentive Plan.

The Company did not receive any cash from share option exercises under stock-based payment plans for the three-month periods ended September 30, 2017 and 2016. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.

The Company measures compensation expense for non-employee stock-based compensation based on the fair value of the options issued, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. There was no non-employee compensation expense for the three-month periods ended September 30, 2017 and 2016.

3. Net (Loss) earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share:

	For the Three-months ended September 30,
	2017	2016

Numerator:
Numerator for basic and diluted earnings per share
Net (loss)	$(60,521)	$(395,532)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,551,430	7,551,430
Effect of dilutive securities:
Stock options and warrants	—	—
Shares reserved for future exchange	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,551,430

Net (loss) per share
Basic net (loss) per share	$(0.01)	$(0.05)
Diluted net (loss) per share	$(0.01)	$(0.05)

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
In March 2017 FASB issued Accounting Standards Update No. 2017-07 Compensation—Retirement Benefits (Topic 715)primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.The amendments in this Update apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715.The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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

In September 2017 FASB issued Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The effectiveness of this update is not expected to have a significant effect on the Company’s presentation of consolidated financial position or results of operations.

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

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at September 30, 2017 and June 30, 2017 (in thousands):

	September 30,	June 30,
	2017	2017
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	94	91
Total liabilities	94	91
Net liabilities of discontinued operations	$(94)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of September 30, 2017 and June 30, 2017, the liability was approximately $94,000 and $91,000, respectively.

8. Related Party Transactions

During the fiscal year ended June 30, 2017, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company  $275,000 during fiscal year ended June 30, 2016, $270,000 during fiscal year ended June 30, 2017 and $100,000 during the quarter ended September 30, 2017. Interest on the transaction was 1.25% per month, which was equal to the best price offered by the Company’s usual factoring agent. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended September 30, 2017 and 2016 was $23,112 and $10,313, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $645,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity. As of September 30, 2017 and June 30, 2017, interest expense of $76,340 and $53,227, respectively, was accrued.

9. Inventory

(In thousands)	September 30,	June 30,
	2017	2017
Inventories, net:
Raw Material	$715	$865
Work-In-Process	239	337
Finished Goods	1,065	716
Total	$2,019	$1,918

10. Continuing Operations and Listing

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
The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing our continuing operations, implementing cost-cutting measures and seeking to sell certain assets. The Company may not be successful in any of these efforts.

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
The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors” included in the Company's Form 10-K for the year ended June 30, 2017. If the Company raises funds in the future, the Company may be required to raise those funds through public or private financings, strategic relationships or other arrangements at prices and other terms that may not be as favorable as they would without such qualification. The sale of additional equity and debt securities may result in additional dilution to the Company’s shareholders. Additional financing may not be available in amounts or on terms acceptable to the Company or at all.

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of September 30, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

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

As of September 30, 2017 and June 30, 2017, the line of credit balance is at $225,000 and $250,000, respectively. The line of credit expense is $10,336 and $0 for the three-months ended September 30, 2017 and 2016, respectively.

12. Subsequent event

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual License to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30,

2017 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-Months Ended September 30, 2017 and 2016.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated product revenue increased approximately $298,000, or 12.8%, to $2,630,000 during the three-month period ended September 30, 2017 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $16,000 in surgical products, an increase of $194,000 in digital imaging cameras and AXIS image management systems and an increase of $88,000 in ultrasound products.

• Consolidated cost of goods sold totaled approximately $1,467,000, or 55.8%, of product revenue for the three-month period ended September 30, 2017, as compared to $1,251,000, or 53.7%, of product revenue for the same period of the prior fiscal year. The increase of 2.1% in cost of goods sold as a percentage of revenue is due mainly to decreased ultrasound products margin.

• Total operating expenses decreased approximately $275,000, or 18.8%, during the three-month period ended September 30, 2017 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $159,000, or 13.7% and a decrease of $117,000, or 37.8%, in research and development expenses.

• Net loss was approximately $61,000 for the three-months ended September 30, 2017.

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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2017. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets in accordance with FASB guidance related to other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include trademarks and trade names and licenses. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize intangible assets with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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
Through September 30, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.
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
Results of Operations
Three-month periods Ended September 30, 2017 and 2016
The following table shows consolidated product revenue, as well as identifying trends in revenues for the three-month periods ended September 30, 2017 and 2016.
Table amounts are in thousands:

	For the Three-months ended September 30,
	2017	2016	% Change
Product Revenue:
Sonomed-Escalon	$2,630	$2,332	12.8%
Total	$2,630	$2,332	12.8%
Consolidated product revenue increased approximately $298,000, or 12.8%, to $2,630,000 during the three months ended September 30, 2017 as compared to same period of the last fiscal year. The increase in revenue is attributed to an increase of $16,000 in surgical products, an increase of $194,000 in digital imaging cameras and AXIS image management systems and an increase of $88,000 in ultrasound products.

The following table presents consolidated cost of goods sold as a percentage of product revenues for the three months ended September 30, 2017 and 2016. Table amounts are in thousands:

	For the Three-months ended September 30,
	2017	%	2016	%
Cost of Goods Sold:
Sonomed-Escalon	$1,467	55.8%	$1,251	53.7%
Total	$1,467	55.8%	$1,251	53.7%

Consolidated cost of goods sold totaled approximately $1,467,000, or 55.8%, of product revenue for the three months ended September 30, 2017, as compared to $1,251,000, or 53.7%, of product revenue for the same period of the prior fiscal year. The increase of 2.1% in cost of goods sold as a percentage of revenue is due mainly to a decrease in ultrasound products margin.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three-month periods ended September 30, 2017 and 2016. Table amounts are in thousands:

	For the Three-months ended September 30,
	2017	2016	% Change
Marketing, General and Administrative:
Sonomed-Escalon	$997	$1,155	(13.7)%
Total	$997	$1,155	(13.7)%
Consolidated marketing, general and administrative expenses decreased $158,000, or 13.7%, to $997,000 during the three months ended September 30, 2017, as compared to the same period of the prior fiscal year. The decrease is due to decreased hiring expense and fringe benefits and legal expense offset by increased consulting and commission expense in the current period.
The following table presents consolidated research and development expenses for the three months ended September 30, 2017 and 2016. Table amounts are in thousands:

	For the Three-months ended September 30,
	2017	2016	% Change
Research and Development:
Sonomed Escalon	$193	$310	(37.8)%
Total	$193	$310	(37.8)%
Consolidated research and development expenses decreased $117,000, or 37.8%, to $193,000 during the three-months ended September 30, 2017, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of September 30, 2017 and June 30, 2017, the liability was approximately $94,000 and $91,000, respectively.

Other Income (expense)
The Company did not have significant other income during the three-months ended September 30, 2017 and 2016.
The Company incurred related party interest expense of $23,112 and $10,313 for the three-months ended September 30, 2017 and 2016, respectively. The line of credit expense is $10,336 and $0 for the three-months ended September 30, 2017 and 2016, respectively. See Note 8 to Consolidated Financial Statements for further details.
Liquidity and Capital Resources

The following table presents overall liquidity and capital resources as of September 30, 2017 and June 30, 2017. Table amounts are in thousands:

	September 30, 2017	June 30, 2017
Current Ratio:
Current assets	$4,209	$4,155
Less: Current liabilities	3,136	3,001
Working capital	$1,072	$1,154
Current ratio	1.34 to 1	1.38 to 1
Debt to Total Capital Ratio:
Note payable and line of credit	$870	$795
Total debt	870	795
Total equity	1,123	1,184
Total capital	$1,993	$1,979
Total debt to total capital	43.7%	40.2%

Working Capital Position
Working capital decreased $82,000 as of September 30, 2017, and the current ratio changed from 1.38 to 1 to 1.34 to 1 when compared to June 30, 2017.
Debt to Total Capital Ratio was 43.7% and 40.2% as of September 30, 2017 and June 30, 2017, respectively.

Cash Used In or Provided By Operating Activities
During the three-months ended September 30, 2017 and 2016, the Company experienced cash outflows from operating activities of $175,000 and $166,000, respectively. The net decrease in cash used in operating activities of approximately $9,000 for the three-month period ended September 30, 2017, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the three-month period ended September 30, 2017, the Company had a net loss of $61,000, experienced net cash out-flows from a decrease in post-retirement benefits of $18,000, an increase in accounts receivable of $46,000, an increase in inventory of $101,000 and an increase in other current assets of $21,000. The cash outflows were partially offset by an increase in accounts payable and accrued expense of $57,000 and an increase in non-cash expenditures on depreciation and amortization of approximately $12,000 and a change in liabilities of discontinued operations of $3,000 .
For the three-month period ended September 30, 2016, the Company had a net loss of $396,000, experienced net cash out-flows from a decrease in post-retirement benefits of $12,000, a decrease in accounts payable and accrued expense of $9,000, and an increase in inventory of $337,000 and in other current assets of $49,000. The cash outflows were partially offset by a decrease in accounts receivable of $623,000, and an increase in non-cash expenditures on depreciation and amortization and change in liabilities of discontinued operations of approximately $12,000 and $1,000, respectively.
Cash Flows Used In Investing and Financing Activities
Cash flows used in investing activities during the three-month periods ended September 30, 2017 were appropriately $15,000, among which, $2,000 was used for purchase of fixed assets and $13,000 was for purchase of licenses. There were no cash flows used in investing activities during the three-month period ended September 30, 2016.

Cash flows provided by financing captivities during the three-month periods ended September 30, 2017 includes proceeds from related party note payable of $100,000 and repayment of principal for line of credit of $25,000. There were no cash flows from financing activities during the three-month period ended September 30, 2016.

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of September 30, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

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

As of September 30, 2017 and June 30, 2017, the line of credit balance is at $225,000 and $250,000, respectively. The line of credit expense is $10,336 and $0 for the three-months period ended September 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2017 and 2016.

The following table presents the Company's contractual obligations as of September 30, 2017 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,560,251	$345,767	$535,382	$679,102	$—
Line of credit	225,000	225,000	—	—	—
Related party note payable	645,000	645,000	—	—	—
Total	$2,430,251	$1,215,767	$535,382	$679,102	$—

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings

See footnote 4 of the notes to the condensed consolidated financial statements for further information regarding the Company's legal proceedings.

Item 1A. Risk Factors

There are no material changes from the risks previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2017.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2017	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer