Form 10-Q
period 2017-12-31
ESCALON MEDICAL CORP
filed 2018-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of February 13, 2018.

Item 1. Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$788,211	$544,118
Accounts receivable, net	1,926,078	1,483,770
Inventories, net	2,067,414	1,917,938
Other current assets	196,950	209,546
Total current assets	4,978,653	4,155,372
Property and equipment, net	43,931	54,892
Trademarks and trade names	605,006	605,006
Patents, net	—	400
License, net	171,175	168,500
Total assets	$5,798,765	$4,984,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$190,000	$250,000
Accounts payable	945,327	1,047,463
Accrued expenses	1,221,179	965,764
Related party note payable	645,000	545,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	95,832	91,125
Total current liabilities	3,199,229	3,001,243
Accrued post-retirement benefits, net of current portion	765,257	799,347
Total long-term liabilities	765,257	799,347
Total liabilities	3,964,486	3,800,590
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued or outsanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(67,875,179)	(68,525,878)
Total shareholders’ equity	1,834,279	1,183,580
Total liabilities and shareholders’ equity	$5,798,765	$4,984,170
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-month period ended December 31,			For the six-month period ended December 31,
	2017	2016		2017		2016
Net revenues:
Products	$3,174,742	$2,976,146		$5,601,234		$5,133,994
Licenses and service plans	208,286	186,419		411,418		360,559
Revenues, net	3,383,028	3,162,565		6,012,652	—	5,494,553
Costs and expenses:
Cost of goods sold	1,837,758	1,712,052		3,305,068		2,963,544
Marketing, general and administrative	1,192,624	1,206,888		2,189,129		2,362,303
Research and development	107,509	286,135		300,590		596,494
Total costs and expenses	3,137,891	3,205,075		5,794,787		5,922,341
Income (loss) from operations	245,137	(42,510)		217,865		(427,788)
Other income (expense)
Other income	500,000	—		500,000		—
Interest income	645	42		844		101
Interest expense	(34,562)	(22,489)		(68,010)		(32,802)
Total other income (expense)	466,083	(22,447)	—	432,834	—	(32,701)
Net income (loss)	$711,220	$(64,957)		$650,699		$(460,489)
Net income (loss) per share
Basic net income (loss) per share	$0.09	$(0.01)		$0.09		$(0.06)
Diluted net income (loss) per share	$0.09	$(0.01)		$0.09		$(0.06)
Weighted average shares—basic	7,551,430	7,551,430		7,551,430		7,551,430
Weighted average shares—diluted	7,551,430	7,551,430		7,551,430		7,551,430
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2017	7,551,430	$7,551	$69,701,907	$(68,525,878)	$1,183,580
Net income	—	—	—	650,699	650,699
Balance at December 31, 2017	7,551,430	$7,551	$69,701,907	$(67,875,179)	$1,834,279
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six-months ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$650,699	$(460,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale from source code license agreement	(500,000)	—
Depreciation and amortization	23,392	23,530
Change in operating assets and liabilities:
Accounts receivable, net	(442,308)	117,965
Inventories, net	(149,476)	(107,642)
Other current assets	12,596	(53,214)
Accounts payable and accrued expenses	153,279	(14,606)
Change in accrued post-retirement benefits	(34,090)	(17,999)
Change in liabilities of discontinued operations	4,707	(4,375)
Net cash used in operating activities	(281,201)	(516,830)
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	500,000	—
Purchase of property and equipment	(2,206)	—
Purchase of licenses	(12,500)	—
Net cash provided by investing activities	485,294	—
Cash Flows from Financing Activities:
Proceeds from related party note payable	100,000	270,000
Proceeds from (repayment of) line of credit	(60,000)	247,000
Net cash provided by financing activities	40,000	517,000
Net increase in cash and cash equivalents	244,093	170
Cash and cash equivalents, beginning of period	544,118	538,114
Cash and cash equivalents, end of period	$788,211	$538,284
Supplemental Schedule of Cash Flow Information:
Interest paid	$17,355	$—
See notes to unaudited condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Organization and basis of presentation

 Escalon Medical Corp. (“Escalon” or the “Company” ) is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Trek, Inc. (“Trek”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., and Sonomed IP Holdings, Inc. All intercompany accounts and transactions have been eliminated. We have evaluated all subsequent events through the date the financial statements were issued.

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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Security and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2017.

The Company’s common stock trades on the OTCQB Market under the symbol “ESMC.” Since November 18, 2016, the Company's common stock was suspended from trading on the NASDAQ stock market effective at the opening of trading on November 18, 2016.

2. Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

If the Company is unable to achieve the mitigating factors mentioned above in the near term, it is likely that its existing cash and cash flow from operations will not be sufficient to fund activities without curtailing certain business activities.

3. Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.

Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $181,000 and $172,000 as of December 31, 2017 and June 30, 2017, respectively.
Inventories
Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Provision is made for slow-moving, obsolete or unusable inventory.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets in accordance with FASB guidance related to other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include trademarks and trade names and licenses. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company does not amortize intangible assets with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
Revenue Recognition
Product revenue includes the sale of medical device products and the sale and installation of the Company's AXIS image management system software. Revenue is recognized for medical device products at the time of shipment and for software when the software is delivered and installed.
The Company provides products to its distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can receive discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts or sales incentives are given.
The Company’s considerations for recognizing revenue are based on the following:
- Persuasive evidence of an arrangement exists
- Delivery has occurred

-The Company's price or fee is fixed or determinable
-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $482,000 and $388,000 as of December 31, 2017 and June 30, 2017, respectively and included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As December 31, 2017 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2017 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended.  Certain provisions of the US Tax Reform will be effective during the Company’s fiscal year ending June 30, 2018 with all provisions of the US Tax Reform effective as of the beginning of the Company’s fiscal year ending June 30, 2019.  As the US Tax Reform was enacted after the Company’s year end of June 30, 2017, it had no impact on the Company’s fiscal 2017 financial results.  The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of December 31, 2017.

Although the Company believes it has accounted for the parts of the US Tax Reform that will have the most significant impact on its financials, the ultimate impact of the US Tax Reform on the company’s reported results in 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the US Tax Reform different from that presently contemplated.

Fair Value Measurements
The Company adopted the Financial Accounting Standards Board ("FASB")-issued authoritative guidance for the fair value of financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB-issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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

Fair Value of Financial Instruments
The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and related party note payable approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2017 the average market prices for the three and six months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock option would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options have been excluded from the Company’s computation of loss per common for the three and six months ended December 31, 2016. Therefore, basic and diluted loss per common share for the three and six months ended December 31, 2017 and 2016 were the same.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the three-month period ended December 31,		For the six-month period ended December 31,
	2017	2016	2017	2016

Numerator:
Numerator for basic and diluted earnings per share
Net income (loss)	$711,220	$(64,957)	$650,699	$(460,489)
Denominator:
Denominator for basic earnings per share - weighted average shares	7,551,430	7,551,430	7,551,430	7,551,430
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,551,430	7,551,430	7,551,430

Net income (loss) per share
Basic net income (loss) per share	$0.09	$(0.01)	$0.09	$(0.06)
Diluted net income (loss) per share	$0.09	$(0.01)	$0.09	$(0.06)

Reclassifications
Certain items in the December 31 2016 unaudited condensed consolidated statements of operations have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards
In May 2014 FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606). Under the new provision, an entity should apply five steps for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015 FASB issued accounting Standards Update No. 2015-13 Revenue from Contracts with Customers (Topic 606) deferral of the effective date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. Management is evaluating the standard's impact on the consolidated financial statements.
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
In April 2016 FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. On May 2016 FASB issued Accounting Standards Update No. 2016-12 Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients. The amendments in these two updates do not change the the core principle of the guidance in Topic 606, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, but they clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance and the Update affect only the narrow aspects of Topic 606. An entity should apply five steps to achieve the core principle. The management is evaluating the standard's impact to the Company’s consolidated financial statements.

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
In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350)Simplifying the Test for Goodwill Impairment.Under the amendments in this udpate an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
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

4. Inventories

(In thousands)	December 31,	June 30,
	2017	2017
Inventories, net:
Raw Material	$806	$865
Work-In-Process	190	337
Finished Goods	1,071	716
Total	$2,067	$1,918

5. Discontinued Operations

BH Holdings, S.A.S ("BHH")

On January 12, 2012 BHH initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for 3 months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly unaudited condensed consolidated financial statements and prior period amounts were presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the condensed consolidated balance sheets are summarized as follows at December 31, 2017 and June 30, 2017 (in thousands):

	December 31,	June 30,
	2017	2017
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	96	91
Total liabilities	96	91
Net liabilities of discontinued operations	$(96)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of December 31, 2017 and June 30, 2017, the liability was approximately $96,000 and $91,000, respectively.

6. Related Party Transactions

During the six-month period ended December 31, 2017, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $275,000 during fiscal year ended June 30, 2016, $270,000 during fiscal year ended June 30, 2017 and $100,000 during the quarter ended September 30, 2017. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended December 31, 2017 and 2016 was $24,387 and $16,489, respectively. Related party interest expense for the six-month periods ended December 31, 2017 and 2016 was $47,499 and $26,802, respectively. Repayment is due upon the Company receiving payment from the underlying receivables purchased by Mr. DePiano. In the near term Mr. DePiano will roll-over the original $645,000 investment as the receivables are collected and additional receivables will be assigned as collateral until such time as the Company no longer needs the liquidity (See note 10). As of December 31, 2017 and June 30, 2017, interest expense of $100,726 and $53,227, respectively, was accrued.

7. Line of credit

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of December 31, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.7% ) (approximately an annual rate of 8.5% (except during the existence of an Event of Default at which time it shall be 1% ) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

As of December 31, 2017 and June 30, 2017, the line of credit balance is at $190,000 and $250,000, respectively. The line of credit interest expense is $10,175 and $0 for the three-month period ended December 31, 2017 and 2016, respectively.
The line of credit interest expense is $20,511 and $0 for the six-month period ended December 31, 2017 and 2016, respectively.

8. Other income

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual license to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

9. Commitments and contingency

Lease Commitments

The following table presents the Company's operating lease obligations as of December 31, 2017 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	1,584,602	331,219	517,414	543,740	192,229
	1,584,602	331,219	517,414	543,740	192,229

Legal Proceedings
The Company, from time to time is involved in various legal proceedings and disputes that arise in the normal course of business. The Company does not believe that the resolution of any of these matters has had or is likely to have a material adverse impact on the Company’s business, financial condition, results of operations or cash flows.

10. Subsequent events

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Richard J. DePiano Sr. (“Mr. DePiano”), the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders are exchanging a total of $645,000 principal amount of debt the Company owes the Holders (See Note 6) for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share the Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of February 15, 2018 beneficially own approximately 77.49% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Corporation, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.28% of the currently outstanding shares of Common Stock assuming such conversion.

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

Executive Overview—Six-months Ended December 31, 2017 and 2016.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated revenue increased approximately $518,099, or 9.4%, to $6,012,652 during the six-month period ended December 31, 2017 as compared to same period of the last fiscal year. The increase in consolidated revenue is attributed to an increase of $127,000 in surgical products, an increase of $253,000 in ultrasound products and an increase of $138,000 in digital imaging cameras and AXIS image management system software.

• Consolidated cost of goods sold totaled approximately $3,305,000, or 55.0%, of consolidated revenue for the six-month period ended December 31, 2017, as compared to $2,964,000, or 53.9%, of consolidated revenue for the same period of the prior fiscal year. The increase of 1.1% in cost of goods sold as a percentage of consolidated revenue is due mainly to a a decrease in ultrasound products margin due to product mix.

• Total operating expenses decreased approximately $469,000, or 15.9%, during the six-month period ended December 31, 2017 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $173,000, or 7.3% and a decrease of $295,000, or 49.5%, in research and development expenses.

• Net income was approximately $651,000 for the six-month period ended December 31, 2017, which includes other income of $500,000 from source code software licensing agreement.

Company Overview

The following discussion should be read in conjunction with interim condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

The Company operates in the healthcare market specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the FDA. The FDA requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing. The Company's Internet address is www.escalonmed.com. under the trade name of Sonomed-Escalon the Company develops, manufactures and markets ultrasound systems used for diagnosis or biometric applications in ophthalmology, develops, manufactures and distributes ophthalmic surgical products under the Trek Medical Products name, and manufactures and markets digital camera systems for ophthalmic fundus photography and image management systems.
Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, and Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2017. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates.

The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $181,000 and $172,000 as of December 31, 2017 and June 30, 2017, respectively.
Inventories
Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Provision is made for slow-moving, obsolete or unusable inventory.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets in accordance with FASB guidance related to other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include trademarks and trade names and licenses. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company does not amortize intangible assets with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
Revenue Recognition
Product revenue includes the sale of medical device products and the sale and installation of the Company's AXIS image management system software. Revenue is recognized for medical device products at the time of shipment and for software when the software is delivered and installed.
The Company provides products to its distributors at agreed wholesale prices and to the balance of its customers at set retail prices. Distributors can receive discounts for accepting high volume shipments. The discounts are reflected immediately in the net invoice price, which is the basis for revenue recognition. No further material discounts or sales incentives are given.
The Company’s considerations for recognizing revenue are based on the following:
- Persuasive evidence of an arrangement exists
- Delivery has occurred
-The Company's price or fee is fixed or determinable
-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $482,000 and $388,000 as of December 31, 2017 and June 30, 2017, respectively and included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets.
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As December 31, 2017 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2017 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended.  Certain provisions of the US Tax Reform will be effective during the Company’s fiscal year ending June 30, 2018 with all provisions of the US Tax Reform effective as of the beginning of the Company’s fiscal year ending June 30, 2019.  As the US Tax Reform was enacted after the Company’s year end of June 30, 2017, it had no impact on the Company’s fiscal 2017 financial results.  The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of December 31, 2017.

Although the Company believes it has accounted for the parts of the US Tax Reform that will have the most significant impact on its financials, the ultimate impact of the US Tax Reform on the company’s reported results in 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the US Tax Reform different from that presently contemplated.

Fair Value Measurements
The Company adopted the Financial Accounting Standards Board ("FASB")-issued authoritative guidance for the fair value of financial assets and liabilities. This standard defines fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB-issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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

Fair Value of Financial Instruments
The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and related party note payable approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
Net Income (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2017 the average market prices for the three and six months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock option would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options have been excluded from the Company’s computation of loss per common for the three and six months ended December 31, 2016. Therefore, basic and diluted loss per common share for the three and six months ended December 31, 2017 and 2016 were the same.
Results of Operations
Three-month and six-month periods Ended December 31, 2017 and 2016
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month periods ended December 31, 2017 and 2016.
Table amounts are in thousands:

	For the three-month period ended December 31,			For the six-month period ended December 31,
	2017	2016	% Change	2017	2016	% Change
Net Revenue:
Products	$3,175	$2,976	6.7%	$5,601	$5,134	9.1%
Licenses and service plans	$208	$187	11.7%	$412	$361	12.0%
Total	$3,383	$3,163	7.0%	$6,013	$5,495	9.4%
Consolidated net revenue increased approximately $220,000, or 7.0%, to $3,383,000 during the three months ended December 31, 2017 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase of $39,000 in surgical products, an increase of $237,000 in ultrasound products and offset by a decrease of $56,000 in digital imaging cameras and AXIS image management system software. The increase of sales force and entrance into new market attributed to the increase of the ultrasound products.
Consolidated net revenue increased approximately $518,099, or 9.4%, to $411,000 during the six months ended December 31, 2017 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase of $127,000 in surgical products, an increase of $253,000 in ultrasound products and an increase of $138,000 in digital imaging cameras and AXIS image management system software. The increase of sales force and entrance into new market attributed to the increase of the ultrasound products. Digital imaging products sales increase in Q1 also attributed to the increase six-month period ended December 21, 2017.

The following table presents consolidated cost of goods sold as a percentage of total revenues for the three-month and six-month period ended December 31, 2017 and 2016. Table amounts are in thousands:

	For the three-month period ended December 31,				For the six-month period ended December 31,
	2017	%	2016	%	2017	%	2016	%
Cost of Goods Sold:
	$1,838	54.3%	$1,712	54.1%	$3,305	55.0%	$2,964	53.9%
Total	$1,838	54.3%	$1,712	54.1%	$3,305	55.0%	$2,964	53.9%

Consolidated cost of goods sold totaled approximately $1,838,000, or 54.3%, of total revenue for the three months ended December 31, 2017, as compared to $2,964,000, or 53.9%, of total revenue for the same period of the prior fiscal year. The increase of 0.2% in cost of goods sold as a percentage of total revenue is due mainly to a decrease in ultrasound products margin due to product mix.

Consolidated cost of goods sold totaled approximately $3,305,000, or 55.0%, of total revenue for the six months ended December 31, 2017, as compared to $2,964,000, or 53.9%, of total revenue for the same period of the prior fiscal year. The increase of 1.1% in cost of goods sold as a percentage of total revenue is due mainly to a a decrease in ultrasound products margin due to product mix.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three-month and six-month periods ended December 31, 2017 and 2016. Table amounts are in thousands:

	For the three-month period ended December 31,			For the six-month period ended December 31,
	2017	2016	% Change	2017	2016	% Change
Marketing, General and Administrative:
	$1,193	$1,207	(1.2)%	$2,189	$2,362	(7.3)%
Total	$1,193	$1,207	(1.2)%	$2,189	$2,362	(7.3)%
Consolidated marketing, general and administrative expenses decreased 14,000, or 1.2%, to $1,193,000 during the three months ended December 31, 2017, as compared to the same period of the prior fiscal year. The decrease is due to decreased hiring expense and fringe benefits of administration department, decreased rent expense, decreased meeting and exhibit expense in the current period offset by increased hiring expense of sales department and accounting expense.
Consolidated marketing, general and administrative expenses decreased $173,000, or 7.3%, to $2,189,000 during the six months ended December 31, 2017, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased hiring expense and fringe benefits . There is also reduced office rent expense when the lease was renewed, legal expense and meeting and exhibit expense offset by increased hiring expense of the sales department, accounting, consulting and commission expense in the current period.
The following table presents consolidated research and development expenses for the three-month and six-month periods ended December 31, 2017 and 2016. Table amounts are in thousands:

	For the three-month period ended December 31,			For the six-month period ended December 31,
	2017	2016	% Change	2017	2016	% Change
Research and Development:
	$108	$286	(62.4)%	$301	$596	(49.5)%
Total	$108	$286	(62.4)%	$301	$596	(49.5)%
Consolidated research and development expenses decreased $178,000, or 62.4%, to $108,000 during the three months ended December 31, 2017, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense. The Company reduced research and development expense as part of its cost cutting efforts after the completion of prior projects.
Consolidated research and development expenses decreased $295,000, or 49.5%, to $301,000 during the six months ended December 31, 2017, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense. The Company reduced research and development expense as part of its cost cutting efforts after the completion of prior projects.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of December 31, 2017 and June 30, 2017, the liability was approximately $96,000 and $91,000, respectively.

Other Income (expense)

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual License to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product. The Company did not have significant other income during the six-month period ended December 31, 2016.

Related party interest expense for the three-month periods ended December 31, 2017 and 2016 was $24,387 and $16,489, respectively. Related party interest expense for the six-month periods ended December 31, 2017 and 2016 was $47,499 and $26,802, respectively.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If the Company is unable to achieve the mitigating factors mentioned above in the near term, it is likely that its existing cash and cash flow from operations will not be sufficient to fund activities without curtailing certain business activities.

The following table presents overall liquidity and capital resources as of December 31, 2017 and June 30, 2017. Table amounts are in thousands:

	December 31, 2017	June 30, 2017
Current Ratio:
Current assets	$4,979	$4,155
Less: Current liabilities	3,199	3,001
Working capital	$1,778	$1,154
Current ratio	1.56 to 1	1.38 to 1
Debt to Total Capital Ratio:
Related party note payable and line of credit	$835	$795
Total debt	835	795
Total equity	1,834	1,184
Total capital	$2,669	$1,979
Total debt to total capital	31.3%	40.2%

Working Capital Position
Working capital increased $625,000 as of December 31, 2017, and the current ratio changed from 1.38 to 1 to 1.56 to 1 when compared to June 30, 2017.
Debt to Total Capital Ratio was 31.3% and 40.2% as of December 31, 2017 and June 30, 2017, respectively. The decrease is due to the net income of $668,000 during the six-month period ended December 31, 2017.

Cash Used In or Provided By Operating Activities
During the six-month period ended December 31, 2017 and 2016, the Company experienced cash outflows from operating activities of $281,000 and $517,000, respectively. The net decrease in cash used in operating activities of approximately $236,000 for the six-month period ended December 31, 2017, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the six-month period ended December 31, 2017, the Company had a net income of $651,000, experienced net cash out-flows from a decrease in post-retirement benefits of $34,000, an increase in accounts receivable of $442,000, an increase in inventory of $149,000. The cash outflows were partially offset by and a decrease in other current assets of $13,000, an increase in accounts payable and accrued expense of $153,000 and an increase in non-cash expenditures on depreciation and amortization of approximately $23,000 and a change in liabilities of discontinued operations of $5,000.
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
Cash Flows Used In Investing and Financing Activities
Cash flows from investing activities of $500,000 were the from the proceeds from the source code licensing agreement during the six-month period ended December 31, 2017. Cash flows used in investing activities during the six-month period ended December 31, 2017 were appropriately $15,000, among which, $2,000 was used for purchase of property and equipment and $13,000 was for purchase of licenses. There was no cash flows used in or provided by investing activities during the six-month periods ended December 31, 2016.

Cash flows provided by financing captivities during the six-month periods ended December 31, 2017 includes proceeds from related party note payable of $100,000 reduced by repayment of the line of credit of $60,000. Cash flows provided by financing captivities during the six-month period ended December 31, 2016 includes $270,000 of related party note payable and $247,000 of short-term debt.

Debt History

     On December 29, 2016, the Company entered into a credit agreement providing the Company up to an aggregate of $250,000 in cash, secured by the Company’s inventory. The Company, and its wholly owned subsidiary Sonomed,Inc., entered into an Inventory Advance Agreement as of December 29, 2016 (the "Agreement"), with CDS Business Services, Inc., doing business as Newtek Business Credit ("Newtek"). Newtek may in its discretion make loans against the Company’s Eligible Inventory in an aggregate amount outstanding at any time up to the lesser of (i) fifty percent (50%) of the Inventory Value or (ii) the Inventory Advance Limit, as those terms are defined in the Agreement, which is currently $250,000. The credit agreement renews annually and can be terminated upon 90 days written notice from the Company or 30 days written notice from NewTek.

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of December 31, 2017. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company is obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.7%) (approximately an annual rate of 8.5%) (except during the existence of an Event of Default at which time it shall be 1.0%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to the Form 8-K report dated December 29, 2016.

As of December 31, 2017 and June 30, 2017, the line of credit balance is at $190,000 and $250,000, respectively. The line of credit interest expense is $10,175 and $0 for the three-month period ended December 31, 2017 and 2016, respectively. The line of credit interest expense is $20,511 and $0 for the six-month period ended December 31, 2017 and 2016, respectively.

Subsequent event

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Richard J. DePiano Sr. (“Mr. DePiano”), the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders are exchanging a total of $645,000 principal amount of debt the Company owes the Holders (See Note 6) for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share the Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of February 15, 2018 beneficially own approximately 77.49% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Corporation, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.28% of the currently outstanding shares of Common Stock assuming such conversion. The Company will be providing further information on Form 8K to be filed with the SEC.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2017 and 2016.

The following table presents the Company's contractual obligations as of December 31, 2017 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,584,602	$331,219	$517,414	$543,740	$192,229
Line of credit	190,000	190,000	—	—	—
Related party note payable	645,000	645,000	—	—	—
Total	$2,419,602	$1,166,219	$517,414	$543,740	$192,229

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 6.    Exhibits

10.1 Source Code Licensing Agreement.
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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2018	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2018	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer