Form 10-Q
period 2018-03-31
ESCALON MEDICAL CORP
filed 2018-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,551,430 shares of common stock, $0.001 par value, outstanding as of May 11, 2018.

Item 1. Unaudited Condensed Consolidated Financial Statements
ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,127,920	$544,118
Accounts receivable, net	1,311,261	1,483,770
Inventories, net	1,991,371	1,917,938
Other current assets	201,803	209,546
Total current assets	4,632,355	4,155,372
Property and equipment, net	59,269	54,892
Trademarks and trade names	605,006	605,006
Patents, net	—	400
License, net	166,262	168,500
Total assets	$5,462,892	$4,984,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$165,000	$250,000
Current portion of note payable	3,094	—
Accounts payable	727,662	1,047,463
Accrued expenses	1,221,969	965,764
Related party note payable	—	545,000
Current portion of accrued post-retirement benefits	101,891	101,891
Liabilities of discontinued operations	95,829	91,125
Total current liabilities	2,315,445	3,001,243
Note payable, net of current portion	18,853	—
Accrued post-retirement benefits, net of current portion	768,391	799,347
Total long-term liabilities	787,244	799,347
Total liabilities	3,102,689	3,800,590
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized;2,000,000 issued and outstanding at March 31, 2018 and none issued and outstanding at June 30, 2017 (liquidation value of $645,000)	645,000	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,551,430 issued and outstanding	7,551	7,551
Additional paid-in capital	69,701,907	69,701,907
Accumulated deficit	(67,994,255)	(68,525,878)
Total shareholders’ equity	2,360,203	1,183,580
Total liabilities and shareholders’ equity	$5,462,892	$4,984,170
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three-month period ended March 31,			For the nine-month period ended March 31,
	2018	2017		2018		2017
Net revenues:
Products	$2,412,598	$2,660,781		$8,013,833		$7,794,775
Licenses and service plans	222,884	184,764		634,301		545,323
Revenues, net	2,635,482	2,845,545		8,648,134	—	8,340,098
Costs and expenses:
Cost of goods sold	1,487,707	1,542,898		4,792,775		4,506,442
Marketing, general and administrative	1,147,475	1,096,655		3,336,604		3,458,958
Research and development	92,649	279,883		393,239		876,377
Total costs and expenses	2,727,831	2,919,436		8,522,618		8,841,777
Income (loss) from operations	(92,349)	(73,891)		125,516		(501,679)
Other income (expense)
Other income	—	—		500,000		—
Interest income	1,627	84		2,471		185
Interest expense	(28,354)	(33,049)		(96,364)		(65,851)
Total other income (expense)	(26,727)	(32,965)	—	406,107	—	(65,666)
Net income (loss)	(119,076)	(106,856)		531,623		(567,345)
Undeclared dividends on preferred stock	6,503	—		6,503		—
Net income (loss) applicable to common shareholders	$(125,579)	$(106,856)		$525,120		$(567,345)
Net income (loss) per share
Basic net loss (income) per share	$(0.02)	$(0.01)		$0.07		$(0.08)
Diluted net loss (income) per share	$(0.02)	$(0.01)		$0.06		$(0.08)
Weighted average shares—basic	7,551,430	7,551,430		7,551,430		7,551,430
Weighted average shares—diluted	7,551,430	7,551,430		8,268,097		7,551,430
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	7,551,430	$7,551	—	$—	$69,701,907	$(68,525,878)		$1,183,580
Issuance of stock for debt			2,000,000	645,000	—	—	645,000	645,000
Net income	—	—	—	—	—	531,623		531,623
Balance at March 31, 2018	7,551,430	$7,551	$2,000,000	$645,000	$69,701,907	$(67,994,255)		$2,360,203
See notes to unaudited condensed consolidated financial statement0s

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine-month period ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$531,623	$(567,345)
Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Gain on sale from source code license agreement	(500,000)	—
Depreciation and amortization	35,340	34,413
Change in operating assets and liabilities:
Accounts receivable, net	172,509	158,981
Inventories, net	(73,433)	181,366
Other current assets	7,744	71,115
Accounts payable and accrued expenses	(63,597)	(479,921)
Change in accrued post-retirement benefits	(30,956)	(27,586)
Change in liabilities of discontinued operations	4,704	(3,196)
Net cash provided by (used in) operating activities	83,934	(632,173)
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	500,000	—
Purchase of property and equipment	(2,206)	—
Purchase of licenses	(12,500)	—
Net cash provided by investing activities	485,294	—
Cash Flows from Financing Activities:
Proceeds from related party note payable	100,000	270,000
Proceeds from (repayment of) line of credit	(85,000)	250,000
Principal payments on the note payable	(426)	—
Net cash provided by financing activities	14,574	520,000
Net increase (decrease) in cash and cash equivalents	583,802	(112,173)
Cash and cash equivalents, beginning of period	544,118	538,114
Cash and cash equivalents, end of period	$1,127,920	$425,941
Supplemental Schedule of Cash Flow Information:
Interest paid	$37,207	$9,225
Non-cash Investing and Financing Activities:
Note payable for acquisition of vehicle	$22,372	$—
Related party note payable converted to preferred stock	$645,000	$—

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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $173,000 and $172,000 as of March 31, 2018 and June 30, 2017, respectively.
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
Valuation of Intangible Assets
The Company annually, and as circumstances require, evaluates for impairment its intangible assets in accordance with the Financial Accounting Standards Board ("FASB") guidance related to other intangible assets, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These intangible assets include trademarks and trade names and licenses. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company does not amortize intangible assets with indefinite useful lives, rather, such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests on or about June 30, of each year. Any such impairment charge could be significant and could have a material adverse impact on the Company's financial statements if and when an impairment charge is recorded.
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
-The Company's price or fee is fixed or determinable

-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $463,000 and $388,000 as of March 31, 2018 and June 30, 2017, respectively and included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2018 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2018 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of March 31, 2018.

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

Fair Value Measurements
FASB issued authoritative guidance for fair value measurements that define fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB-issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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

Fair Value of Financial Instruments
The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and related party note payable approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. The Company determined that the carrying amount of the note payable approximates fair value since such debt borrowing bears interest at the approximate current market rate.While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the year or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2018, the average market prices for the three and nine months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options and convertible preferred stock have been excluded from the Company’s computation of loss per common for the three months ended March 31, 2018 and 2017, and the nine-months ended March 31, 2017. Therefore, basic and diluted loss per common share for the three-month period ended March 31, 2018 and 2017 and nine-month period ended March 31, 2017 were the same. For the nine-month period ended March 31, 2018, the if converted method was used for the convertible preferred stock to calculate the dilutive earning per share.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	For the three-month period ended March 31,		For the nine-month period ended March 31,
	2018	2017	2018	2017

Numerator:
Numerator for basic earnings per share
Net income (loss)	$(119,076)	$(106,856)	$531,623	$(567,345)
Undeclared dividends on preferred stock	6,503	—	6,503	—
Net income(loss) applicable to common shareholders	$(125,579)	$(106,856)	$525,120	$(567,345)
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	(125,579)	(106,856)	525,120	(567,345)
Undeclared dividends on preferred stock	6,503	—	6,503	—
Net income (loss)	(119,076)	(106,856)	531,623	(567,345)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,551,430	7,551,430	7,551,430	7,551,430
Weighted average preferred stock converted to common stock	—	—	716,667	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,551,430	7,551,430	8,268,097	7,551,430

Net income (loss) per share
Basic net loss (income) per share	$(0.02)	$(0.01)	$0.07	$(0.08)
Diluted net loss (income) per share	$(0.02)	$(0.01)	$0.06	$(0.08)

The following table summarizes securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the three-month period ended March 31,		For the nine-month period ended March 31,
	2018	2017	2018	2017
Stock options	367,500	502,000	367,500	502,000
Preferred stock	2,150,000	—	—	—
Total potential dilutive securities not included in income per share	2,517,500	502,000	367,500	502,000

Reclassifications
Certain items in the March 31, 2017 unaudited condensed consolidated statements of operations have been reclassified to conform to the current period presentation.

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

4. Inventories

(In thousands)	March 31,	June 30,
	2018	2017
Inventories, net:
Raw Material	$790	$865
Work-In-Process	176	337
Finished Goods	1,025	716
Total	$1,991	$1,918

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

Assets and liabilities of discontinued operations of BHH included in the unaudited condensed consolidated balance sheets are summarized as follows at March 31, 2018 and June 30, 2017 (in thousands):

	March 31,	June 30,
	2018	2017
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	96	91
Total liabilities	96	91
Net liabilities of discontinued operations	$(96)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of March 31, 2018 and June 30, 2017, the liability was approximately $96,000 and $91,000, respectively.

6. Related Party Transactions

Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $275,000 during fiscal year ended June 30, 2016, $270,000 during fiscal year ended June 30, 2017 and $100,000 during the quarter ended September 30, 2017. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended March 31, 2018 and 2017 was $11,663 and $20,164, respectively. Related party interest expense for the nine-month periods ended March 31, 2018 and 2017 was $59,162 and $46,967, respectively. As of March 31, 2018 and June 30, 2017, interest expense of $112,389 and $53,227, respectively, was accrued.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Richard J. DePiano Sr. (“Mr. DePiano”), the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2018 beneficially own approximately 77.49% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2018 the cumulative dividends payable was $6,503 ($0.003 per share).

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of March 31, 2018. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

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

As of March 31, 2018 and June 30, 2017, the line of credit balance is at $165,000 and $250,000, respectively. The line of credit interest expense is $16,339 and $12,884 for the three-month period ended March 31, 2018 and 2017, respectively.
The line of credit interest expense is $36,849 and $12,884 for the nine-month period ended March 31, 2018 and 2017, respectively.

8. Other Income

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual license to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

9. Commitments and Contingency

Lease Commitments

The following table presents the Company's operating lease obligations as of March 31, 2018 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	1,496,838	320,093	484,428	547,788	144,529
	1,496,838	320,093	484,428	547,788	144,529

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

Executive Overview—Nine-Months Ended March 31, 2018 and 2017.

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this
Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

• Consolidated revenue increased approximately $308,000, or 3.7%, to $8,648,134 during the nine-month period ended March 31, 2018 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase of $98,000 in surgical products, and an increase of $211,000 in digital imaging cameras and AXIS image management system software offset by a decrease of $1,000 in ultrasound products.

• Consolidated cost of goods sold totaled approximately $4,793,000, or 55.4%, of consolidated revenue for the nine-month period ended March 31, 2018, as compared to $4,506,000, or 54.0%, of consolidated revenue for the same period of the prior fiscal year. The increase of 1.4% in cost of goods sold as a percentage of consolidated revenue is due mainly to a a decrease in ultrasound products margin due to product mix and decrease in the margin from surgical products.

• Total operating expenses decreased approximately $605,000, or 14.0%, during the nine-month period ended March 31, 2018 as compared to the same period of prior fiscal year. This decrease was due to decreased marketing, general and administrative expenses of $122,000, or 3.5% and a decrease of $483,000, or 55.1%, in research and development expenses.

• Net income was approximately $532,000 for the nine-month period ended March 31, 2018, which includes other income of $500,000 from source code software licensing agreement.

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

Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $173,000 and $172,000 as of March 31, 2018 and June 30, 2017, respectively.
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
-The Company's price or fee is fixed or determinable
-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $463,000 and $388,000 as of March 31, 2018 and June 30, 2017, respectively and included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2018 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2018 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of March 31, 2018.

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

Fair Value Measurements
FASB issued authoritative guidance for fair value measurements that define fair value and establishes a hierarchy for reporting the reliability of input measurements used to assess fair value for all assets and liabilities. The FASB-issued authoritative guidance defines fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal or most advantageous market on the measurement date. The hierarchy prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:
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

Fair Value of Financial Instruments
The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and related party note payable approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. The Company determined that the carrying amount of the note payable approximates fair value since such debt borrowing bears interest at the approximate current market rate.While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the year or at the time of issurance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2018, the average market prices for the three and nine months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options and convertible preferred stock have been excluded from the Company’s computation of loss per common for the three months ended March 31, 2018 and 2017, and the nine-months ended March 31, 2017. Therefore, basic and diluted loss per common share for the three-month period ended March 31, 2018 and 2017 and nine-month period ended March 31, 2017 were the same. For the nine-month period ended March 31, 2018, the if converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.
Results of Operations
Three-month and nine-month periods Ended March 31, 2018 and 2017
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month and nine-month periods ended March 31, 2018 and 2017.
Table amounts are in thousands:

	For the three-month period ended March 31,			For the nine-month period ended March 31,
	2018	2017	% Change	2018	2017	% Change
Net Revenue:
Products	$2,413	$2,661	(9.3)%	$8,014	$7,795	2.8%
Licenses and service plans	$223	$185	20.5%	$634	$545	16.3%
Total	$2,635	$2,846	(7.4)%	$8,648	$8,340	3.7%
Consolidated net revenue decreased approximately $211,000, or 7.4%, to $2,635,000 during the three months ended March 31, 2018 as compared to same period of the last fiscal year. The decrease in net revenue is attributed to a decrease of $30,000 in surgical products, a decrease of $253,000 in ultrasound products and offset by an increase of $72,000 in digital imaging cameras and AXIS image management system software.
Consolidated net revenue increased approximately $308,000, or 3.7%, to 8,648,000 during the nine months ended March 31, 2018 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase of $98,000 in surgical products, and an increase of $211,000 in digital imaging cameras and AXIS image management system software offset by a decrease of $1,000 in ultrasound products.

The following table presents consolidated cost of goods sold as a percentage of total revenues for the three-month and nine-month periods ended March 31, 2018 and 2017. Table amounts are in thousands:

	For the three-month period ended March 31,				For the nine-month period ended March 31,
	2018	%	2017	%	2018	%	2017	%
Cost of Goods Sold:
	$1,488	56.4%	$1,543	54.2%	$4,793	55.4%	$4,506	54.0%
Total	$1,488	56.4%	$1,543	54.2%	$4,793	55.4%	$4,506	54.0%

Consolidated cost of goods sold totaled approximately $1,488,000, or 56.4%, of total revenue for the three months ended March 31, 2018, as compared to $4,506,000, or 54.0%, of total revenue for the same period of the prior fiscal year. The increase of 2.2% in cost of goods sold as a percentage of total revenue is due mainly to a decrease in ultrasound products margin due to product mix and a decrease in the margin from surgical products.

Consolidated cost of goods sold totaled approximately $4,793,000, or 55.4%, of total revenue for the nine months ended March 31, 2018, as compared to $4,506,000, or 54.0%, of total revenue for the same period of the prior fiscal year. The increase of 1.4% in cost of goods sold as a percentage of total revenue is due mainly to a a decrease in ultrasound products margin due to product mix.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the three-month and nine-month periods ended March 31, 2018 and 2017. Table amounts are in thousands:

	For the three-month period ended March 31,			For the nine-month period ended March 31,
	2018	2017	% Change	2018	2017	% Change
Marketing, General and Administrative:
	$1,147	$1,097	4.6%	$3,337	$3,459	(3.5)%
Total	$1,147	$1,097	4.6%	$3,337	$3,459	(3.5)%
Consolidated marketing, general and administrative expenses increased 50,000 or 4.6%, to $1,147,000 during the three months ended March 31, 2018, as compared to the same period of the prior fiscal year. The change is a result of an increase in compensation for the sales team and an increased legal expense related to converting a related party note payable to series A convertible preferred stock in the current period.
Consolidated marketing, general and administrative expenses decreased $122,000, or 3.5%, to $3,337,000 during the nine months ended March 31, 2018, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased hiring expense and fringe benefits, reduced office rent expense when the lease was renewed, offset by an increase in compensation for sales team in the current period.
The following table presents consolidated research and development expenses for the three-month and nine-month periods ended March 31, 2018 and 2017. Table amounts are in thousands:

	For the three-month period ended March 31,			For the nine-month period ended March 31,
	2018	2017	% Change	2018	2017	% Change
Research and Development:
	$93	$280	(66.9)%	$393	$876	(55.1)%
Total	$93	$280	(66.9)%	$393	$876	(55.1)%
Consolidated research and development expenses decreased $187,000, or 66.9%, to $93,000 during the three months ended March 31, 2018, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense. The Company reduced research and development expense as part of its cost cutting efforts after the completion of prior projects.
Consolidated research and development expenses decreased $483,000, or 55.1%, to $393,000 during the nine months ended March 31, 2018, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the planned introduction of new or enhanced products. The decrease is mainly related to the decrease in headcount and consulting expense. The Company reduced research and development expense as part of its cost cutting efforts after the completion of prior projects.
Discontinued Operations

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 can not be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in fiscal year end 2016 any changes to this liability are included in continuing operations. As of March 31, 2018 and June 30, 2017, the liability was approximately $96,000 and $91,000, respectively.

Other Income (expense)

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual License to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product. The Company did not have significant other income during the nine-month period ended March 31, 2017.

Interest expense increased as a result of the line of credit having a higher average balance for the nine month period ending March 31, 2018 as compared to the same period ending March 31, 2017, along with an increase in the amount owed for the related party note payable for the nine months ended March 31, 2018 versus March 31, 2017.

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

The following table presents overall liquidity and capital resources as of March 31, 2018 and June 30, 2017. Table amounts are in thousands:

	March 31, 2018	June 30, 2017
Current Ratio:
Current assets	$4,632	$4,155
Less: Current liabilities	2,315	3,001
Working capital	$2,317	$1,154
Current ratio	2.00 to 1	1.38 to 1
Debt to Total Capital Ratio:
Related party note payable and line of credit	$165	$795
Note payable	22	—
Total debt	187	795
Total equity	2,360	1,184
Total capital	$2,547	$1,979
Total debt to total capital	7.3%	40.2%

Working Capital Position

Working capital increased $1,163,000 as of March 31, 2018, and the current ratio changed from 1.38 to 1 to 2.00 to 1 when compared to June 30, 2017.
Debt to Total Capital Ratio was 7.3% and 40.2% as of March 31, 2018 and June 30, 2017, respectively. The increase in the working capital ratio and decrease in the debt to total capital ratio is due to the Debt Exchange Agreement (the "Exchange Agreement") with Richard J. DePiano Sr. ("Mr. DePiano") and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the "Holders") on February 14, 2018.  Pursuant to the terms of the Exchange Agreement, the Holders exchange a total of $645,000 principal amount of debt in exchange for 2,000,000 shares of Series A Convertible Preferred Stock.

Cash Used In or Provided By Operating Activities
During the nine-month period ended March 31, 2018 and 2017, the Company experienced cash provided by operating activities of $84,000 and cash outflows from operating activities of $632,000, respectively. The net cash provide by (used in) operating activities for the nine-month period ended March 31, 2018, as compared to the same period in the prior fiscal year is due primarily to the following factors:
For the nine-month period ended March 31, 2018, the Company had a net income of $532,000, which includes other income of $500,000, experienced net cash in-flows from a decrease in other current assets of $8,000, a decrease in accounts receivable of $173,000, an increase in non-cash expenditures on depreciation and amortization of approximately $35,000 and a change in liabilities of discontinued operations of $5,000.The cash inflows were partially offset by cash outflows from a decrease in post-retirement benefits of $31,000, an increase in inventory of $73,000 and a decrease in accounts payable and accrued expense of $64,000.
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

Cash Flows Used In Investing and Financing Activities
Cash flows from investing activities of $500,000 were the proceeds from the source code licensing agreement during the nine-month period ended March 31, 2018. There was no cash flows used in or provided by investing activities during the nine-month periods ended March 31, 2017.

Cash flows provided by financing captivities during the nine-month periods ended March 31, 2018  includes proceeds from related party note payable of $100,000 reduced by repayment of the line of credit of $85,000. Cash flows provided by financing captivities during the nine-month periods ended March 31, 2017 includes proceeds from related party note payable of $270,000 and $250,000 of line of credit.

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

Interest will accrue on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 4.25%), but not less than 5.0%. The current annual interest rate is 9.25% as of March 31, 2018. The Company’s obligations will, at the option of Newtek, (i) from and after the occurrence of an event of default, or (ii) if the Company’s obligations are not paid in full by the termination date, bear interest at the per annum rate of 10.00% above the prime rate. All interest payable by under the financing documents will be computed on the basis of a 360-day year for the actual number of days elapsed on the daily balance.

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

As of March 31, 2018 and June 30, 2017, the line of credit balance is at $165,000 and $250,000, respectively. The line of credit interest expense is $16,339 and $12,884 for the three-month period ended March 31, 2018 and 2017, respectively.
The line of credit interest expense is $36,849 and $12,884 for the nine-month period ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2018 and 2017.

The following table presents the Company's contractual obligations as of March 31, 2018 (excluding interest):

		Less than		3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,496,838	$320,093	$484,428	$547,788	$144,529
Total	$1,496,838	$320,093	$484,428	$547,788	$144,529

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2018	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May14, 2018	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer