Form 10-K
period 2018-06-30
ESCALON MEDICAL CORP
filed 2018-09-28
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.                                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2017 was approximately $1,585,000, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 27, 2018, the registrant had 7,415,329 shares of common stock outstanding.

Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K will be set forth in, and is incorporated by reference from, the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders or in an amendment to this Annual Report on Form 10-K.

i

PART 1

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

ITEM 1. BUSINESS

Company Overview

     Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., and Sonomed IP Holdings, Inc.. All intercompany accounts and transactions have been eliminated.

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other government authorities requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

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
Pachymeters
The pachymeter uses the same principles as the A-Scan, but the system is tailored to measure the thickness of the cornea. Central corneal thickness is used in the calculation of intraocular pressure. Pachymetry is also used by refractive surgeons to screen candidates and help plan surgery.

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

Surgical Packs
The Company markets disposable surgical packs used in vitreoretinal surgery, including packs which aid surgeons in the process of injecting and extracting silicone oil.

Viscous Fluid Transfer Systems
The Company markets viscous fluid transfer systems and related disposable syringe products, which aid surgeons in the process of injecting and extracting silicone oil. Adjustable pressures and vacuums provided by the equipment allow surgeons to manipulate the flow of silicone oil during surgery.

AXIS Image Management

The AXIS Image Management system easily manages ophthalmic diagnostic images via a web browser from any device regardless of modality, manufacturer or location.

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facility, respectively. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2018 and 2017 were approximately $500,000 and $1,053,000, respectively.

Manufacturing and Distribution

The Company leases 7,440 square feet of space in Wisconsin, for its surgical products under the Trek division. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Stoneham, Massachusetts used primarily for product design and development in the EMI business unit. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.

The Company designs, develops and services its ultrasound ophthalmic products at its 6,728 square foot facility in Lake Success, New York. The Company has achieved ISO 13485 certification at its manufacturing facilities for all medical devices the Company produces. ISO 13485 requires an implemented quality system that applies to product design, manufacture, installation and servicing. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that facilities undergo periodic reexamination. The Company has obtained European Community certification (“CE”) for many of its ophthalmic ultrasound systems.
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

Marketing and Sales
The Sonomed product line is sold through independent sales representatives, a network of distributors, and internal sales employees directly to medical institutions, throughout the world. The Trek and EMI product lines are sold through internal sales employees directly to medical institutions, primarily within the United States.

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

Competition

There are numerous direct and indirect competitors of the Company in the United States and abroad. These competitors include ophthalmic-oriented companies that market a broad portfolio of products, including companies that market prescription devices and pharmaceuticals exclusively for ophthalmic indications and integrated companies that market products for ophthalmic and other indications.

Several large companies dominate the ophthalmic market, with the balance of the industry being highly fragmented and comprised of smaller companies ranging from start-up entities to established market players. The ophthalmic market in general is intensely competitive, with each company eager to expand its market share. The Company’s strategy is to compete primarily on the basis of technological innovation to which it has proprietary rights. The Company believes, therefore, that its business will depend in large part on protecting its intellectual property through maintaining trade secrets, patents, and other governmental regulations.

Sonomed’s principal competitors are Quantel, Inc., Accutome, Inc, and Ellex Medical Lasers Ltd. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped Sonomed build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage throughout the world. Various competitors offering similar products at a lower price could threaten Sonomed’s market position. The development of optical technologies for ophthalmic biometrics and imaging may also diminish the Company’s market position. This equipment can be used instead of ultrasound equipment in certain applications with some advantage. Such equipment, however, is more expensive.

Treks’s competitor for the ISPAN® gases is Alcon Laboratories. Trek’s competitors for its surgical packs include Alcon Laboratories and Bausch & Lomb. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service.

EMI’s principal competitors are Carl Zeiss Meditec Inc. and Topcon Healthcare Solutions. The Company believes it establishes competitive advantage by offering technical innovation, product features, low total cost of ownership, and capable and responsive technical support.

Human Resources
As of June 30, 2018, the Company employed 43 employees. Of these employees, 20 of the Company’s employees are employed in manufacturing, 14 are employed in general and administrative positions, 6 are employed in sales and marketing and 3 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Due to the Company’s history of operating losses, we received a going concern opinion from our registered public accounting firm.

Our operations are subject to a number of factors that can affect our operating results and financial condition. Such factors include, but are not limited to: the continuous enhancement of the current products, development of new products; changes in domestic and foreign regulations; ability of manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, our products and our ability to raise capital to support our operations.

To date, our operations have not generated sufficient revenues to enable profitability. As of June 30, 2018 and 2017, we had an accumulated deficit of $67.9 million, and incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their reports on our June 30, 2018 and 2017 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

Our continued operations will ultimately depend on the ability to be profitable from our operations and the on-going support of our shareholders and creditors.
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

The Company’s Chairman, Richard J. DePiano, Sr. (“Mr. DePiano”), is the Company’s controlling shareholder and has sufficient voting power to determine the outcome of all matters submitted to the Company’s shareholders for approval.
In February 2018, the Company entered into a Debt Exchange Agreement (the "Exchange Agreement") with Mr. DePiano Sr. and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the "Holders"). Pursuant to the terms of the Exchange Agreement, the Holders exchanged a total of $645,000 principal amount of debt the Company owed the Holders under factoring agreements and notes (the "Notes") the Company entered into with the Holders in February and March of 2016 for 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share the Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. As a result of this voting power, the Holders currently beneficially own approximately 77.49% of the voting power on all actions to be taken by the Company’s shareholders. If the Holders were to convert their shares of Preferred Stock into common stock at the current conversion ratio, the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.28% of the currently outstanding shares of Common Stock assuming such conversion.
The Holders, therefore, control the election of all of the members of the Company’s board of directors and control the outcome of any corporate transaction or other matter submitted to a vote of the Company’s shareholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of the Company’s assets, in each case regardless of how all of the Company’s shareholders other than the Holders vote their shares. The interests of the Holders in maintaining this voting control of the Company may have an adverse effect on the price of the Company’s common stock because of the absence of any potential “takeover” premium and may, therefore, be inconsistent with the interest of the Company’s shareholders other than the Holders. The voting control by the Holders could also discourage a third party from attempting to acquire control of the Company and may make it more difficult for a third party to acquire control of the Company.
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
The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and inventories and related valuation allowances, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company’s other intangible assets, pursuant to Financial Accounting Standards Board (“FASB”) issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s financial position and operating results.
On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:

•	sales returns;

•	allowances for doubtful accounts;

•	inventories and related valuation allowances;

•	intangible assets;

•	income and other tax accruals;

•	deferred tax asset valuation allowances;

•	sales discounts;

•	warranty obligations; and

•	accrued lease termination costs

•	contingencies and litigation.
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
Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for the Company’s products as well as the way in which the Company conducts the Company’s business. The 2010 Affordable Care Act provides that most individuals must have health insurance, establishes new regulations on health plans, and creates insurance pooling mechanisms and other expanded public health care measures.
The Company anticipates that the healthcare reform legislation will further reduce Medicare spending on services provided by hospitals and other providers and further forms sales or excise tax on the medical device manufacturing sector. Various healthcare reform proposals have also emerged at the federal and state level. The Company cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the Company’s business, possibly materially.
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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations.

The Company is subject to cyber security risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards. The Company employs information technology systems and Internet systems, including websites, which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite these efforts security of the Company’s computer networks could be compromised which could impact operations and confidential information could be misappropriated, which could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company does not believe there are any unresolved SEC staff comments.

ITEM 2. PROPERTIES

As of June 30, 2018 the Company leased an aggregate of 22,234 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company's corporate office lease is for 3,954 square feet located in 435 Devon Park Drive, Pennsylvania under a five-year lease agreement, which will expire in December 31, 2019. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Wisconsin lease, of 7,440 square feet of space will expire in April 2019 after lease renewal in August 2018. The Massachusetts lease covers 3,452 square feet and will expire in August 2020. Rent expense charged to continuing operations during the years ended June 30, 2018 and 2017 was approximately $425,000 and $570,000, respectively.

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

	High	Low
Fiscal year ended June 30, 2018
Quarter ended September 30, 2017	$0.22	$0.07
Quarter ended December 31, 2017	$0.21	$0.12
Quarter ended March 31, 2018	$0.30	$0.15
Quarter ended June 30, 2018	$0.30	$0.17
Fiscal year ended June 30, 2017
Quarter ended September 30, 2016	$1.29	$0.65
Quarter ended December 31, 2016	$0.67	$0.07
Quarter ended March 31, 2017	$0.19	$0.09
Quarter ended June 30, 2017	$0.24	$0.08
As of September 27, 2018 there were 1,273 holders of record of the Company’s common stock. On September 27, 2018 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.23 per share.
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

Executive Overview—Fiscal Years Ended June 30, 2018 and 2017
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Total revenue from continuing operations increased approximately 167,000 or 1.5% during the fiscal year ended June 30, 2018 as compared to the prior fiscal year. The increase in total revenue is attributed to an increase in EMI total products of $104,000, which includes revenue from license and service plans and an increase in sales of Trek products of $212,000 offset by a decrease in sales in Sonomed's ultrasound products of $149,000.

•
Cost of goods sold as a percentage of total revenue from continuing operations increased to approximately 55.3% of product revenues during the fiscal year ended June 30, 2018, as compared to approximately 54.1% of total revenue for the prior fiscal year. The increase of 1.2% in cost of goods sold as a percentage of total revenue is mainly due to the decreased margin in mixed products, such as the increased percentage of total revenue from lower margin Trek total sales and also the increase in inventory reserve of $110,000 attributed to 1% increase in cost of goods sold as a percentage of revenue.

•
Marketing general and administrative expenses and research and development expenses decreased approximately 13.4% during the fiscal year ended June 30, 2018, as compared to the prior fiscal year. This was due to decreased marketing, general and administrative expenses of 4.5% and by a decrease of 52.6% in research and development offset.

Results of Operations
Fiscal Years Ended June 30, 2018 and 2017
The following table shows consolidated product revenue, as well as identifying trends in revenues for the fiscal years ended June 30, 2018 and 2017. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2018	2017	% Change
Net Revenue:
Products	$10,550	$10,520	0.3%
Licenses and service plans	$852	$715	19.2%
Total	$11,402	$11,235	1.5%
Consolidated total revenue increased approximately $167,000 or 1.5%, to $11,402,000 during the year ended June 30, 2018 as compared to the last fiscal year, resulting from an increase in EMI total revenue of $104,000, which includes revenue from license and service plans and an increase in sales of Trek products of $212,000 offset by a decrease in sales in Sonomed's ultrasound products of $149,000.
No customer represented more than 10.0% of consolidated revenue for the years ended June 30, 2018 and 2017. Foreign sales in 2018 decreased $220,000 or 4.6% to $4,600,000.

	2018	2017
Foreign Sales	$4,600,000	$4,821,000
Total	$4,600,000	$4,821,000

Total Net Revenue	$11,402,000	$11,235,000
	40.3%	42.9%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the fiscal years ended June 30, 2018 and 2017. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2018	%	2017	%
Cost of Goods Sold:
	$6,300	55.3%	$6,080	54.1%
Total	$6,300	55.3%	$6,080	54.1%

Consolidated cost of goods sold totaled approximately $6,300,000, or 55.3%, of total revenue for the fiscal year ended June 30, 2018, as compared to $6,080,000, or 54.1%, of total revenue for the prior fiscal year. The increase of 1.2% in cost of goods sold as a percentage of total revenue is mainly due to the decreased margin in mixed products, such as the increased percentage of total revenue from lower margin Trek total sales and also the increase in inventory reserve of $110,000 attributed to 1% increase in cost of goods sold as a percentage of revenue.
The following table presents consolidated marketing, general and administrative expenses as well as identifying trends in marketing, general and administrative expenses for the fiscal years ended June 30, 2018 and 2017. Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2018	2017	% Change
Marketing, General and Administrative:
	$4,397	$4,603	(4.5)%
Total	$4,397	$4,603	(4.5)%

Consolidated marketing, general and administrative expenses decreased $206,000, or 4.5%, to $4,397,000 during the fiscal year ended June 30, 2018, as compared to the prior fiscal year due to cost-cutting measures. The decrease is due to decreased office rent expenses, legal expenses, investor relation expenses, life insurance expense of officers, executive retirement expenses, decreased royalties, offset by increased commission and international consulting expenses and consulting expense.
The following table presents consolidated research and development expenses for the fiscal years ended June 30, 2018 and 2017.
Table amounts are in thousands:

	Fiscal Years Ended June 30,
	2018	2017	% Change
Research and Development:
	$500	$1,054	(52.6)%
Total	$500	$1,054	(52.6)%
Consolidated research and development expenses decreased $554,000, or 52.6%, to $500,000 during the fiscal year ended June 30, 2018, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in Research and Development expense is due to the decrease in headcount and consulting expense due to cost savings initiatives.
Goodwill Impairment
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the fourth quarter of the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off. There was no goodwill impairment during the year ended June 30, 2018.
Other income (expense)

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual License to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product. The Company did not have significant other income during the year ended June 30, 2017.    Interest expense increased as a result of the increase in the amount owed for the related party note payable for the year ended June 30, 2018 as compared to the same period ended June 30, 2017.
Liquidity and Capital Resources

Our total cash on hand as of June 30, 2018 was $874,000 excluding restricted cash of $250,000 compared with $544,118 and zero restricted cash as of June 30, 2017. $85,000 was available under our line of credit. On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Because our operations has not historically generated sufficient revenues to enable profitability we will continue to monitor costs and expenses closely and may need to raise additional capital in order to fund operations.

We expect to continue to fund operations from cash on hand and through capital raising sources if possible and available, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations.

As of June 30, 2018 we had an accumulated deficit of $67,900,000 and incurred recurring losses from operations in prior years and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern.

The following table presents overall liquidity and capital resources as of June 30, 2018 and 2017. Table amounts are in thousands:

	June 30,
	2018	2017
Current Ratio:
Current assets	$4,584	$4,155
Less: Current liabilities	2,247	3,001
Working capital	$2,337	$1,154
Current ratio	2.04 to 1	1.38 to 1
Debt to Total Capital Ratio:
Related party payable, line of credit and note payable	$186	$795
Total debt	186	795
Total equity	2,412	1,184
Total capital	$2,598	$1,979
Total debt to total capital	7.0%	40.2%
Working Capital Position
Working capital increased $1,183,000 as of June 30, 2018, and the current ratio increased to 2.04 to 1 from 1.38 to 1 when compared to June 30, 2017.
Overall total current assets increased $429,000 to $4,584,000 in 2018 from $4,155,000 in 2017. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, accounts payable, accrued expenses, and liabilities of discontinued operations, decreased $754,000 to $2,247,000 in 2018 from $3,001,000 in 2017. The increase in current assets is mainly due to proceeds from sales of source code licensing agreement. The decrease in current liabilities is mainly as result of the conversion of related party note payable to equity. On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).
Debt to Total Capital Ratio was 7.0% and 40.2% as of June 30, 2018 and June 30, 2017, respectively. The increase in the working capital ratio and decrease in the debt to total capital ratio is also due to the Debt Exchange Agreement (the "Exchange Agreement")

Cash Used In or Provided By Operating Activities
During fiscal 2018, the Company generated approximately $107,000 of cash from operating activities as compared to using approximately $506,000 for operating activities during the year ended June 30, 2017.
For the year ended June 30, 2018, the Company had a net income of $584,000. Cash inflows were mainly due to the cash inflow from a decrease in accounts receivable of $150,000 as the Company improved the collection, an increase in the inventory valuation allowance of $114,000, non cash items of depreciation and amortization of $49,000, and an increase in liabilities of discontinued operations of $1,000, partially offset by an increase in inventory of $19,000, an increase in other current assets of $40,000, a decrease in allowance of doubtful accounts of $53,000, a decrease in accounts payable and accrued expenses of $222,000 and a decrease in accrued post retirement benefits of $50,000.
For the year ended June 30, 2017, the Company had a net loss of $727,000. Cash outflows were mainly due to a decrease in accounts payable and accrued expenses of $352,000 and a decrease in accrued post retirement benefits of $36,000, partially offset by the cash inflow from a decrease in accounts receivable of $161,000, a decrease in inventory of $40,000, and a decrease in other current assets of $69,000.
Cash Flows Provided by or Used In Investing Activities
Cash flows provided by investing activities for 2018 were due to the proceeds from the source code licensing agreement of $500,000 offset by the purchase of equipment of $29,000 and purchase of licenses of $13,000.
Cash flows used in investing activities for 2017 were approximately $8,000 related to the purchase of licenses.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Provided by or Used In Financing Activities
During 2018 the cash outflow from financing activities of $235,000 were due to $250,000 restricted cash, repayment of the line of credit of $85,000 and reduced by proceeds from related party note payable of $100,000.
During 2017 the cash inflow from financing activities of $520,000 were due to proceeds from related party note payable of $270,000 and proceeds from the line of credit of $250,000.

Debt History

On December 29, 2016, the Company entered into a credit agreement providing the Company up to an aggregate of $250,000 in cash, secured by the Company’s inventory. The Company, and its wholly owned subsidiary Sonomed, Inc., entered into an Inventory Advance Agreement as of December 29, 2016 (the "Agreement"), with CDS Business Services, Inc., doing business as Newtek Business Credit ("Newtek"). Newtek made in its discretion loans against the Company’s Eligible Inventory in an aggregate amount outstanding at any time up to the lesser of (i) fifty percent (50%) of the Inventory Value or (ii) the Inventory Advance Limit, as those terms were defined in the Agreement, which was $250,000. The credit agreement renewed annually and could be terminated upon 90 days written notice from the Company or 30 days written notice from Newtek.

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 5.00%), but not less than 5.0%. All interest payable by under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

Upon any renewal of the Agreement, an annual fee was due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company was obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (approximately an annual rate of 8.5%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

As of June 30, 2018, the line of credit balance was $165,000. The line of credit interest expense was $37,000 for the year ended June 30, 2018. The line of credit was paid off on July 3, 2018.

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The Company was required to put $250,000 in the TD bank savings account as collateral. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Netwtek. The total payment was $201,574, which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in the accrued expense as of June 30, 2018.

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the year ended June 30, 2018 and 2017 was $59,162 and $67,348, respectively. As of June, 2018 and June 30, 2017, interest expense of $112,389 and $53,227, respectively, was recorded in accrued expenses.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).
Common Stock
The Company’s common stock has been quoted on the OTCQB Market since November 18, 2016. The OTCQB Venture Market requires companies be current in their reporting and must undergo an annual verification and management certification process. Companies must also meet a minimum ($0.01) bid test and may not be in bankruptcy.

Other
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
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in this Form 10-K. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns, post retirement benefits, and rebates warranty liabilities and valuation of intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
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
-The Company's price or fee is fixed or determinable
-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $481,000 and $388,000 as of June 30, 2018 and June 30, 2017, respectively.
Valuation of Intangible Assets and Long-Lived assets
Intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value or a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU topic NO. 350, Intangibles - Goodwill and other.
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicator indicates include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than teh carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
As a result of the Company's testing during the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off . During the year ended June 30, 2018, no impairments were recorded.
Earnings (loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the year or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June, 2018 and 2017, the average market prices for the twelve months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses and the stock options have been excluded from the Company’s computation of loss per common for the year ended June 30, 2017. Therefore, the basic and diluted loss per common share for the year ended June 30, 2017 were the same. For the year ended June 30, 2018, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.
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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2018 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.
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
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2018 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.
On December 22, 2017, the Tax Act was enacted. the Tax Act is one of the most comprehensive changes in the U.S. corporate tax law and policy since 1986 and certain provisions are extremely complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and setting limitations on deductibility of certain costs (e.g., interest expense).
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
Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 (Topic 606) , Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and places it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance on July 1, 2018, using the modified retrospective transition method and applying this approach to those contracts that were not completed as of that date. The Company completed its evaluation of customer agreements and changes to its controls to support recognition and disclosures under the new guidance. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
In February 2016 FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. Management is evaluating the standard's impact on the consolidated financial statements.

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
In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2016 FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.The amendments in this Update provide guidance on the eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this standard does not have a material impact to the Company’s consolidated financial statements.
In November 2016 the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230)The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard does not have a material impact to the Company’s consolidated financial statements.

In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350)Simplifying the Test for Goodwill Impairment. Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2018 the FASB issued ASU 2018-07 "Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)" that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and its subsidiaries (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, shareholders' equity and cash flow for the year then ended and the related notes (collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit and recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey

September 28, 2018

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Escalon Medical Corp.
We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and Subsidiaries (the "Company") as of June 30, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Escalon Medical Corp. and Subsidiaries as of June 30, 2017, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's continued losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
Plymouth Meeting, Pennsylvania
September 28, 2017

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$874,002	$544,118
Restricted cash	250,000	—
Accounts receivable, net	1,387,133	1,483,770
Inventory, net	1,823,414	1,917,938
Other current assets	249,620	209,546
Total current assets	4,584,169	4,155,372
Property and equipment, net	76,268	54,892
Trademarks and trade names	605,006	605,006
Patents, net	—	400
License, net	161,350	168,500
Total assets	$5,426,793	$4,984,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$165,000	$250,000
Current portion of note payable	3,153	—
Accounts payable	528,844	1,047,463
Accrued expenses	874,421	577,329
Related party note payable	—	545,000
Current portion of post-retirement benefits	101,891	101,891
Deferred revenue	481,180	388,435
Liabilities of discontinued operations	92,532	91,125
Total current liabilities	2,247,021	3,001,243
Note payable, net of current portion	18,037	—
Accrued post-retirement benefits, net of current portion	749,480	799,347
Total long-term liabilities	767,517	799,347
Total liabilities	3,014,538	3,800,590
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 issued and outstanding at June 30, 2018 and none issued and outstanding at June 30, 2017 (liquidation value of $645,000)	645,000	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 issued and outstanding as of June 30, 2018 and 7,551,430 shares issued and outstanding as of June 30, 2017	7,415	7,551
Additional paid-in capital	69,702,043	69,701,907
Accumulated deficit	(67,942,203)	(68,525,878)
Total shareholders’ equity	2,412,255	1,183,580
Total liabilities and shareholders’ equity	$5,426,793	$4,984,170
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2018	2017
Net revenues:
Products	$10,550,272	$10,519,868
Licenses and service plans	852,000	715,000
Revenues, net	11,402,272	11,234,868
Costs and expenses:
Cost of goods sold	6,299,720	6,080,017
Marketing, general and administrative	4,397,498	4,603,285
Research and development	500,334	1,053,432
Goodwill impairment	—	125,027
Total costs and expenses	11,197,552	11,861,761
Income (loss) from operations	204,720	(626,893)
Other income (expense)
Other income	500,000	—
Interest income	4,642	327
Interest expense	(125,687)	(100,329)
Total other income (expense)	378,955	(100,002)
Net income (loss)	$583,675	$(726,895)
Undeclared dividends on preferred stock	19,368	—
Net income (loss) applicable to common shareholders	$564,307	$(726,895)
Net income (loss) per share
Basic earnings per share	$0.07	$(0.10)
Diluted earnings per share	$0.06	$(0.10)
Weighted average shares—basic	7,551,057	7,551,430
Weighted average shares—diluted	9,141,468	7,551,430
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2018 and 2017

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	7,551,430	$7,551	—	$—	$69,701,907	$(67,798,983)	$1,910,475
Net loss	—	—	—	—	—	(726,895)	(726,895)
Balance at June 30, 2017	7,551,430	7,551	—	—	69,701,907	(68,525,878)	1,183,580
Issuance of convertible preferred stock			2,000,000	645,000	—	—	645,000
Net income	—	—	—	—	—	583,675	583,675
Cancellation of common stock	(136,101)	(136)	—	—	136	—	—
Balance at June 30, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(67,942,203)	$2,412,255
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$583,675	$(726,895)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Recovery of allowance of doubtful accounts	(53,190)	(30,547)
Provision for inventory valuation allowance	114,000	148,894
Gain on sale from source code license agreement	(500,000)	—
Depreciation and amortization	49,218	45,914
Goodwill impairment	—	125,027
Change in operating assets and liabilities:
Accounts receivable	149,827	161,326
Inventory	(19,476)	40,316
Other current assets	(40,076)	69,284
Accounts payable and accrued expenses	(221,527)	(352,182)
Accrued post-retirement benefits	(49,867)	(36,242)
Deferred revenue	92,745	46,644
Liabilities of discontinued operations	1,407	2,465
Net cash provided by (used in) operating activities	106,736	(505,996)
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	500,000	—
Purchase of equipment	(29,352)	—
Purchase of licenses	(12,500)	(8,000)
Net cash provided by (used in) investing activities	458,148	(8,000)
Cash Flows from Financing Activities:
Increase in restricted cash	(250,000)	—
Proceeds from related party note payable	100,000	270,000
Proceeds from (Prepayment of ) line of credit	(85,000)	250,000
Net cash provided by financing activities	(235,000)	520,000
Net increase in cash and cash equivalents	329,884	6,004
Cash and cash equivalents, beginning of year	544,118	538,114
Cash and cash equivalents, end of year	$874,002	$544,118
Supplemental Schedule of Cash Flow Information:
Interest paid	$37,811	$54,802
Non Cash Finance and Investing Activities
Note payable for acquisition of vehicle	$22,372	$—
Related party note payable converted to preferred stock	$645,000	$—
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

     Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., and Sonomed IP Holdings, Inc.. All intercompany accounts and transactions have been eliminated.

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other government authorities requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

2. Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the continuous enhancement of the current products, development of new products; changes in domestic and foreign regulations; ability of manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, the Company’s products and its ability to raise capital to support its operations.

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of June 30, 2018, the Company had an accumulated deficient of $67.9 million, and incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

3. Significant Accounting Policies and Foreign Currency Translation
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires ("US GAAP") management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.

Restricted Cash
As of June 30, 2018 and June 30, 2017 restricted cash included $250,000 and $0 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018. (see Note 12)
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the years ended June 30, 2018 and 2017.
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. Allowance for doubtful accounts activity for the years ended June 30, 2018 and 2017 was as follows:

	June 30,
	2018	2017
Balance, July 1	$172,120	$202,667
Recovery in bad debts	(45,593)	—
Write-offs	(7,597)	(30,547)
Balance, June 30	$118,930	$172,120
Inventory
Raw materials, work in process and finished goods are recorded at lower of cost (first-in, first-out) or net realizable value. The composition of inventory, net is as follows:

	For the years ended June 30,
	2018	2017
Raw materials	$652,613	$864,813
Work in process	192,287	336,934
Finished goods	978,514	716,191
Total inventory	$1,823,414	$1,917,938
Valuation allowance activity for the years ended June 30, 2018 and 2017 was as follows:

	For the years ended June 30,
	2018	2017
Balance, July 1	$347,014	$198,120
Provision for valuation allowance	114,000	150,000
Write-off	—	(1,106)
Balance, June 30	$461,014	$347,014
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2018 and 2017 was approximately $29,000 and $26,000, respectively.
Property and equipment consist of the following at:

	June 30,
	2018	2017
Equipment	$701,848	$695,311
Furniture and fixtures	143,330	99,321
Leasehold improvement	28,549	28,549
	873,727	823,181
Less: Accumulated depreciation and amortization	(797,459)	(768,289)
	$76,268	$54,892
Intangible Assets and Long-Lived Assets
Intangible assets deemed to have indefinite lives (including trademark and trade names) and goodwill are not amortized but, instead, are subject to an annual impairment assessment. additionally, if events or conditions were to indicate the carrying value or a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU topic No. 350, Intangibles - Goodwill and other.
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As a result of the Company's testing during the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off. During the year ended June 30, 2018, no impairments were recorded.
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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and related party note payable approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. The Company determined that the carrying amount of the note payable approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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
-The Company's price or fee is fixed or determinable
-Collectability is reasonably assured
License and services plan revenues are recognized proportionally over the service period, which for both licenses and service plans are typically one year. Deferred revenue related to licenses and services plans was approximately $481,000 and $388,000 as of June 30, 2018 and June 30, 2017, respectively in the accompanying consolidated balance sheets.
Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.
Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted after July 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of Financial Accounting Standards Board ("FASB") issued authoritative guidance. As of June 30, 2018 and 2017 there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the plans. There is no remaining cost under the plan. For the years ended June 30, 2018 and 2017, there was no compensation expense.
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
The Company did not receive any cash from share option exercises under stock-based payment plans for the years ended June 30, 2018 and 2017. The Company did not realize any tax effect, which would be a reduction in its tax rate, on options due to the full valuation allowances established on its deferred tax assets.
The Company measures compensation expense for non-employee stock-based awards based on the fair value of the options issued, as this measurement is used to measure the transaction, and is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For the years ended June 30, 2018 and 2017, there were no non-employee compensation expense.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2018 and 2017 was $27,000 and $31,000, respectively.
Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the year or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June, 2018 and 2017, the average market prices for the year are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options have been excluded from the Company’s computation of loss per common for the year ended June 30, 2017. Therefore, the basic and diluted loss per common share for the year ended June 30, 2017 were the same. For the year ended June 30, 2018, the if converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the Year Ended June 30,	For the Year Ended June 30,
	2018	2017
Numerator:
Numerator for basic earnings per share
Net income (loss)	$583,675	$(726,895)
Undeclared dividends on preferred stock	19,368	—
Net income (loss) applicable to common shareholders	$564,307	$(726,895)
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	$564,307	$(726,895)
Undeclared dividends on preferred stock	19,368	—
Net income (loss)	$583,675	$(726,895)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,551,057	7,551,430
Weighted average preferred stock converted to common stock	1,590,411	—
Denominator for diluted earnings per share - weighted average and assumed conversion	9,141,468	7,551,430

Net income (loss) per share
Basic net income (loss) per share	$0.07	$(0.10)
Diluted net income (loss) per share	$0.06	$(0.10)

The following table summarizes securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Year Ended June 30,	For the Year Ended June 30,
	2018	2017
Stock options	367,500	502,000
Total potential dilutive securities not included in income per share	367,500	502,000

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2018 and June 30, 2017, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2018 and June 30, 2017, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

Reclassifications
Certain items in the June 30, 2017 consolidated financial statements have been reclassified to conform to the current period presentation.
New Accounting Pronouncements
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under US GAAP and International Financial Reporting Standards. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and places it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
The Company adopted the new guidance on July 1, 2018, using the modified retrospective transition method and applying this approach to those contracts that were not completed as of that date. The Company completed its evaluation of customer agreements and changes to its controls to support recognition and disclosures under the new guidance. The Company does not expect the adoption of the standards to have a material impact on its consolidated financial statements.

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
In February 2016 FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) that changes the recognition of lease assets and lease liabilities by lessees for those leases classified as operating lease. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity. Early adoption is permitted. Management is evaluating the standard's impact on the consolidated financial statements.

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
In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In August 2016 FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230)Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on the eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In November 2016 the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230)The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard does not have a material impact to the Company’s consolidated financial statements.
In January 2017 FASB issued Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350)Simplifying the Test for Goodwill Impairment.Under the amendments in this update an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2018 the FASB issued ASU 2018-07 "Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)" that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

4. Intangible Assets
The Company's intangible assets consist of the following:

	2018 Net Carrying Amount	2017 Net Carrying Amount
Trademarks and trade names
	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. Accumulated amortization on patents from continuing operations was approximately $91,000 at June 30, 2018 and 2017, respectively. Amortization expense for the years ended June 30, 2018 and 2017 was approximately $400 and $2,000, respectively.
The following table presents amortized intangible assets as of June 30, 2018:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
	$90,962	$—	$90,962	$(90,962)	$—
Total	$90,962	$—	$90,962	$(90,962)	$—
The following table presents amortized intangible assets as of June 30, 2017:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Patents
	$90,962	$—	$90,962	$(90,562)	$400
Total	$90,962	$—	$90,962	$(90,562)	$400

Licenses

The Company purchased new licenses of $12,500 and $8,000 for year end June 30, 2018 and 2017, respectively and the cost is capitalized and amortized over 10 years. Amortization expense is $20,000 and $18,000 for the year ended June 30, 2018 and 2017. Annual amortization related entirely to licenses is estimated to be approximately $20,000 for the years ending June 30, 2019, 2020, 2021,2022 and 2023.
The following table presents amortized licenses as of June 30, 2018:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(37,650)	$161,350
Total	$199,000	$—	$199,000	$(37,650)	$161,350

The following table presents amortized licenses as of June 30, 2017:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$186,500	$—	$186,500	$(18,000)	$168,500
Total	$186,500	$—	$186,500	$(18,000)	$168,500
The Company tests goodwill for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the Company's testing during the year ended June 30, 2017, the goodwill carrying amount of $125,027 was deemed impaired and written off .

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2018	June 30, 2017
Accrued compensation	$424,871	$375,451
Interest accrual	142,186	56,887
Customer deposits	61,494	28,447
Warranty reserve	32,078	32,078
Sales tax payable	104,539	43,639
Rent payable	49,458	—
Other accruals	59,795	40,827
Total accrued expenses	$874,421	$577,329

Accrued compensation as of June 30, 2018 and 2017 primarily relates to payroll, vacation accruals, and payroll tax liabilities.

6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2018, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 367,500 shares of the Company’s common stock remain available for issuance as of June 30, 2018. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2018, options to purchase 367,500 shares of the Company’s common stock were outstanding, of which 367,500 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2018 and 2017:

	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	502,000	$2.12	616,500	$2.27
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(134,500)	3.05	(114,500)	$2.65
Outstanding at the end of the year	367,500	$1.78	502,000	$2.12
Exercisable at the end of the year	367,500	$1.78	502,000	2.12
Weighted average fair value of options granted during the year		$—		$—
The following table summarizes information about stock options outstanding as of June 30, 2018:

	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	7.5	$0.79	21,000	$0.79
$1.51 to $1.57	192,000	4.54	$1.55	192,000	$1.55
$2.21	154,500	0.42	$2.21	154,500	$2.21
Total	367,500			367,500
There was no compensation expense related to stock options for the years ended June 30, 2018 and 2017,

Preferred stock
On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). (see note 11)

7. Income Taxes
The provision for income taxes for the years ended June 30, 2018 and 2017 consists of the following:

	2018	2017
Current income tax (benefit) provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	(3,498,532)	125,468
State	(999,581)	22,142
Change in valuation allowance	4,498,113	(147,610)
	—	—
Income tax (benefit)	$—	$—
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2018 and 2017 differ from statutory federal income tax rate due to the following:

	2018	2017
Statutory federal income tax rate	34.00%	34.00%
Increase in deductible timing differences	(0.51)%	11.00%
Tax Act-revaluation of net deferred tax assets	(33.49)%	0.00%
Net operating loss carryforward	0.00%	(45.00)%
Effective income tax rate	0.00%	0.00%
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and setting limitations on deductibility of certain costs (e.g., interest expense).
Due to the complexities involved in the accounting for the Tax Act, on December 22, 2017, the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB")118 was issued to provide guidance to companies that have not yet completed their accounting for the tax Act in the period of enactment. SAB 118 provides that the Company include in its consolidated financial statements a reasonable estimate of the impacts on the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2018 is based on the reasonable estimate guidance provided by SAB 118.
Pursuant to the SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the U.S. Tax Act and will record any resulting tax adjustments during the fiscal year ended June 30, 2019.
The components of the net deferred income tax assets and liabilities as of June 30, 2018 and 2017 are as follows:

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$7,042,134	$11,323,998
Executive post retirement costs	178,788	306,421
General business credit	207,698	207,698
Allowance for doubtful accounts	24,975	58,521
Accrued vacation	46,527	89,477
Inventory reserve	96,813	117,985
Accelerated depreciation	119,980	38,492
Warranty reserve	6,736	10,907
Total deferred income tax assets	7,723,651	12,153,499
Valuation allowance	(7,562,716)	(12,060,831)
	160,935	92,668
Deferred income tax liabilities:
Accelerated depreciation	(160,935)	(92,668)
Total deferred income tax liabilities	(160,935)	(92,668)
	$—	$—
As of June 30, 2018, the Company has a valuation allowance of $7,562,716, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2018, the valuation allowance decreased by$4,498,113 and during the year ended June 30, 2017, the valuation increased by$147,610. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $32,010,000 and $3,340,000, respectively, of which $11,067,000 and $2,500,000, respectively, will expire over the next ten years, and $20,943,000 and $840,000, respectively, will expire in years eleven through twenty.
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

With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to the year ended June 30, 2015. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2018, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2018 are as follows:

Year Ending June 30,	Lease Obligations
2019	$365,351
2020	268,469
2021	182,972
2022	178,536
2023	183,892
Thereafter	286,238
Total	$1,465,458

Rent expense charged to continuing operations during the years ended June 30, 2018 and 2017 was approximately $425,000 and $570,000, respectively.
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

On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2018 and 2017.
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman, Mr.DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company is obligated to pay the executive $8,491 per month per life per life, with payments commencing the month after retirement.
As of June 30, 2018 and 2017 approximately $851,000 and $901,000 was accrued for Mr. DePiano's retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% and 3.9% as of June 30, 2018 and 2017, respectively. The changes related to post-retirement plans for the years ended June 30, 2018 and 2017 were as follows:

	2018	2017
Balance July 1,	$901,238	$937,480
Actuarial adjustment	52,024	65,649
Payment of benefits	(101,891)	(101,891)
Balance June 30,	$851,371	$901,238

10. Discontinued Operations

BH Holdings, S.A.S ("BHH")

Drew Scientific, Inc. ("Drew"), an inactive subsidiary of the Company which was sold in 2012 has a controling interest in BHH Holidngs, S.A.S ("BHH). On January 12, 2012 BHH, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2018 and 2017 (in thousands):

	June 30,	June 30,
	2018	2017
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	93	91
Total liabilities	93	91
Net liabilities of discontinued operations	$(93)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of June 30, 2018 and June 30, 2017 the liability was approximately $93,000 and $91,000, respectively.

11. Related Party Transactions and Preferred Stock

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the year ended June 30, 2018 and 2017 was $59,162 and $67,348, respectively. As of June, 2018 and June 30, 2017, interest expense of $112,389 and $53,227, respectively, was recorded in accrued expenses.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2018 beneficially own approximately 77.49% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Company, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.28% of the currently outstanding shares of Common Stock assuming such conversion.

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2018 the cumulative dividends payable was $19,368 ($0.0258) per share).

12. Line of Credit

On December 29, 2016, the Company entered into a credit agreement providing the Company up to an aggregate of $250,000 in cash, secured by the Company’s inventory. The Company, and its wholly owned subsidiary Sonomed, Inc., entered into an Inventory Advance Agreement as of December 29, 2016 (the "Agreement"), with CDS Business Services, Inc., doing business as Newtek Business Credit ("Newtek"). Newtek made in its discretion loans against the Company’s Eligible Inventory in an aggregate amount outstanding at any time up to the lesser of (i) fifty percent (50%) of the Inventory Value or (ii) the Inventory Advance Limit, as those terms were defined in the Agreement, which was $250,000. The credit agreement renewed annually and could be terminated upon 90 days written notice from the Company or 30 days written notice from Newtek.

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate (currently 5.00%), but not less than 5.0%. All interest payable by under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

Upon any renewal of the Agreement, an annual fee was due from Company equal to 1.00% of the Advance Limit. In consideration of monitoring, ledgering and other administrative functions undertaken by Newtek in connection with the Company’s inventory, and the merchant processor, Company was obligated pay Newtek a monthly collateral monitoring fee calculated by multiplying (i) seventy basis points (0.70%) (approximately an annual rate of 8.5%) (except during the existence of an Event of Default at which time it shall be 1%) by (ii) the amount of the average daily balances during the calendar month preceding the month for which the calculation is made.

As of June 30, 2018, the line of credit balance was $165,000. The line of credit interest expense was $37,000 for the year ended June 30, 2018. The line of credit was paid off on July 3, 2018. The line of credit expense is $33,000 for the year ended June 30, 2017.

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano chairman of the Company executed a guarantee of the loan in favor of TD Bank. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Netwtek. The total payment was be $201,574 which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in the accrued expense as of June 30, 2018.

13. Other Income

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual license to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

14. Concentration of Credit Risk

Credit Risk

Financial Instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States and international. The Company routinely address the financial strength of its customer and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

Major Customer

No customer accounted for more than 10% of net sales during the years ended June 30, 2018 and 2017.

As of June 30, 2018 the Company had one customer that represents approximately 11% of the total accounts receivable balance. As of June 30, 2017 the Company had one customer that represents approximately 12% of the total accounts receivable balance.

Major supplier
Our largest supplier accounted for of total purchases for more than 41% and 36% of total purchase in years ended June 30, 2018 and 2017 respectively.

Foreign sales
Domestic and international sales from continuing operations are as follows in millions of dollars:

	Years Ended June 30,
	2018		2017
Domestic	6,802,000	59.66%	6,414,000	0.570894526	57.09%
International	4,600,000	40.34%	4,821,000	0.429105474	42.91%
Total	11,402,000	100.00%	11,235,000	1	100.00%

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2018.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2018 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION
None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Operations for the years ended June 30, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017
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

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)

3.2		Bylaws of Registrant. (8)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)
10.37	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.38	Debt Exchange Agreement as of February 14, 2018 (18)
10.39	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.40	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.41	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).
23.2	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(18)	Filed as an exhibit to the Company's Form 8-K, dated February 2018
(19)	Filed as exhibit to the Company's Form 8-K dated February 15, 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 28, 2018
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 28, 2018
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 28, 2018
Mark Wallace

By:	/s/ John P. Dogum	Director	September 28, 2018
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 28, 2018
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 28, 2018
C. Todd Trusk

By:	/s/ David J Jacovinni	Director	September 28, 2018
David J Jacovini