Form 10-K/A
period 2018-06-30
ESCALON MEDICAL CORP
filed 2018-10-26
CIK 862668

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
As of October 26, 2018, the registrant had 7,415,329 shares of common stock outstanding.

Escalon Medical Corp.

Form 10K/A

For the Year Ended June 30, 2018

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 26, 2018.

Name	Age	Position
Richard J. DePiano	77	Chairman
Richard J. DePiano, Jr.	52	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	49	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	55	Director
C. Todd Trusk	51	Director
John P. Dogum	52	Director
David J. Jocavinni	42	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 18, 2018. Officers serve at the discretion of the board of directors.
The Chief Executive Officer, President and General Counsel, Richard J. DePiano, Jr., is the son of the Chairman, Richard J. DePiano. There are no other family relationships between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Mr. DePiano has been a Class III director, whose current term will end at the next shareholder meeting, since February 1996 and as our Chairman since 1997. Mr. DePiano served as our Chief Executive Officer from March 1997 to September 2013. Mr. DePiano had been the chief executive officer of the Sandhurst Company, L.P. and managing director of the Sandhurst Venture Fund, a venture capital fund. Mr. DePiano serves on the Board of Trustees for Drexel University and is Chairman of its Audit Committee. Mr. DePiano serves on the Board of Trustees of Salus University.  Mr. DePiano is a CPA and had been a partner with Deliotte and Touche with a concentration in Federal Taxation, with emphasis on health care, business organizations, and mergers and acquisitions. Mr. DePiano was retired from day-to-day operations effective September 25, 2013 and continues in the role of Chairman of the Board of Directors. He is succeeded by his son, Richard J. DePiano Jr..
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
Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. He was also appointed the Principal Financial and Accounting Officer on July 7, 2017. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp. (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality, and has over 20 years experience in the medical device industry.
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

Mr. Trusk was appointed as a member of our Board in 2015 as a Class I director and his terms ends in 2018. He is President of BroadBase Solutions, Inc., an information technology staffing and consulting firm since 2000. Mr. Trusk was a sales executive with CB Technologies an IT consulting firm based in the Philadelphia suburbs. Before joining CB Technologies Mr. Trusk held several sales and sales management positions within the disposable medical equipment markets. B. Braun Medical from 1994 to 1997 and Calgon Vestal Labs, a subsidiary of Merck & Co.; Inc. from 1991 to 1994. We believe Mr. Trusk’s operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

David J. Jacovini, was appointed as a Class III director in February, 2018. David J. Jacovini has led asset management firms since 2006. He was President and Founder of Innovator Management LLC, a sponsor of mutual funds and exchange traded funds, from 2011 to 2017. He served as Chief Executive Officer and portfolio manager of Academy Asset Management LLC from 2007 to 2015. Between 2007 and 2017 he held the positions of President, Treasurer, and Trustee of the Academy Funds Trust, a registered investment company. Prior to that, he worked on Wall Street as a derivatives marketer at Deutsche Bank AG and as a municipal strategist at Prudential Securities Incorporated. He holds a BA from the College of the Holy Cross and an MBA from the MIT Sloan School of Management. We believe Mr. Jacovini's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

John P. Dogum was appointed as a Class II director in February, 2018. John P. Dogum is a partner at Martin Law where he has been working since 2003. He has concentrated his practice on litigating Pennsylvania workers’ compensation cases since 1992. Mr. Dogum has served as consultant to major insurers in addition to frequently appearing before Workers’ Compensation Judges in the Eastern region of Pennsylvania. Mr. Dogum has argued a case of first impression before the Third Circuit Court of Appeals. He has also litigated claims under the Federal Longshore and Harbor Workers’ Compensation Act. Mr. Dogum has been listed as a Pennsylvania Super Lawyer since 2009 as well as a Top 100 Philadelphia Super Lawyer in 2009. He has been listed as a Best Lawyer since 2013 by Best Lawyers in America. He holds a BS from the Susquehanna University and JD from the Widener University School of Law. We believe Mr. Dogum's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC") and the NASDAQ Capital Market. The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2018.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Trusk, John P. Dogum and David J. Jocavinni. Our board of directors has determined that each audit member has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities.

Item 11. Executive Compensation
Overview of Executive Employment Agreements and Equity-Based Awards

On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
The Company is obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. The payout was been $8,491 per month adjust for cost of living and continued in 2018.

As of June 30, 2018 and 2017 approximately $851,000 and $901,000 was accrued for retirement benefits, respectively.
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2018, 2017 and 2016.

Name and Principal Position (2)	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano Chairman	2018	$26,000			$—			$111,981	$137,981
	2017	$26,000			$—			$111,981	$137,981
	2016	$31,000			$6,038			$111,981	$149,019

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2018	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2017	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2016	$182,000	$—	$—	$18,690	$—	$—	$12,222	$212,912

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2018	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2017	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2016	$154,000	$—	$—	$14,537	$—	$—	$810	$169,347

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, includes payment of $101,891under his supplemental Executive Retirement Agreement.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2018.

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
Mark Wallace
	20,000	—	—	$2.22	9/26/2018
	10,000	—	—	$1.51	11/16/2019
	35,000	—	—	$1.57	5/7/2024

Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2018, none of our non-employee directors received any compensation.

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
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 15, 2018 information about the beneficial ownership of our common stock by (1) each director as of October 15, 2018, (2) each Named Executive Officer, (3) all directors and executive officers as of October 15, 2018 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class		Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano	4,440,627	(2)	37.9%	(2)	65,000	4,505,627	(2)	38.2%	(2)

Richard J. DePiano, Jr.	—		—%		77,000	77,000		*
Mark G. Wallace	—		—%		65,000	65,000		*
Lisa A. Napolitano	—		—%		56,000	56,000		*
C. Todd Trusk	—		—%		7,000	7,000		*
John P. Dogum	—		—%		—	—		*
David J. Jocavinni	—		—%		—	—		*
All Directors and Executive Officers as a group (7 persons)	4,440,627		37.9%		270,000	4,710,627		38.9%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

(2) The number of outstanding shares in Mr. Richard J.DePiano include 4,300,000 shares of common stock that Mr. DePiano has the right to acquire upon conversion of 2,000,000 shares of Series A Preferred Stock held by him. The 2,000,000 shares of preferred stock are entitled to 13 votes per share and vote together with the common stock in all matters brought to the shareholders for a vote. His percentage of voting power therefore is 78.22%.

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2018, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	367,500	$1.78
Equity Compensation plans not approved by shareholders	—	—	—
	367,500	$2.12	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
During the years ended June 30, 2018 and 2017, Richard J. DePiano, Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. As a result of this voting power, the Holders as of June 30, 2018 beneficially own approximately 78.22% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Company, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”). The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, and will beatifically own approximately 37.90% of the currently outstanding shares of Common Stock assuming such conversion.

Director Independence
Our board of directors has determined that, Lisa Napolitano, C. Todd Trusk, John P. Dogum and David J. Jocavinni
are “independent,” as such term is defined in the applicable rules of the SEC.

ITEM 14.	Principal Accounting Fees and Services
Mayer Hoffman McCann LLP has been our our principal accountant until January 18, 2018. On January 18, 2018, the Audit Committee of the Company’s Board of Directors approved the appointment of Friedman LLP as the Company’s independent registered public accounting firm for the year ended June 30, 2018. The following table sets forth the aggregate fees bill by both Mayer Hoffman McCann, LLP and Friendman LLC for the fiscal year ended June 30, 2018 and the aggregate fees billed to us by Mayer Hoffman McCann, LLP, for the fiscal years ended June 30, 2017.

	For the years ended June 30,
	2018	2017
Audit Fees	$133,000	$130,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$133,000	$130,000
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
Dated: October 26, 2018

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).