Form 10-Q
period 2018-09-30
ESCALON MEDICAL CORP
filed 2018-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of November 13, 2018.

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE (UNAUDITED)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$914,616	$874,002
Restricted cash	250,781	250,000
Accounts receivable, net	1,422,476	1,387,133
Inventories, net	1,765,182	1,823,414
Other current assets	257,047	249,620
Total current assets	4,610,102	4,584,169
Property and equipment, net	74,501	76,268
Trademarks and trade names	605,006	605,006
License, net	156,437	161,350
Total assets	$5,446,046	$5,426,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$165,000
Current portion of note payable	3,491	3,153
Accounts payable	678,997	528,844
Accrued expenses	744,164	874,421
Current portion of post-retirement benefits (related party)	101,891	101,891
Deferred revenue	498,286	481,180
Liabilities of discontinued operations	92,810	92,532
Total current liabilities	2,321,214	2,247,021
Note payable, net of current portion	17,193	18,037
Accrued post-retirement benefits, net of current portion (related party)	743,120	749,480
Total long-term liabilities	760,313	767,517
Total liabilities	3,081,527	3,014,538
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2018 and at June 30, 2018 (liquidation value of $677,373 and $664,368 as of September 30, 2018 and June 30, 2018)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding as of September 30, 2018 and June 30, 2018	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(67,989,939)	(67,942,203)
Total shareholders’ equity	2,364,519	2,412,255
Total liabilities and shareholders’ equity	$5,446,046	$5,426,793
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017
Net revenues:
Products	$2,022,383	$2,426,624
Service plans	236,000	203,000
Revenues, net	2,258,383	2,629,624
Costs and expenses:
Cost of goods sold	1,203,133	1,467,310
Marketing, general and administrative	1,002,237	996,505
Research and development	96,408	193,081
Total costs and expenses	2,301,778	2,656,896
Loss from operations	(43,395)	(27,272)
Other income (expense)
Interest income	2,510	199
Interest expense	(6,851)	(33,448)
Total other income (expense)	(4,341)	(33,249)
Net loss	$(47,736)	$(60,521)
Undeclared dividends on preferred stock	13,005	—
Net loss applicable to common shareholders	$(60,741)	$(60,521)
Net loss per share
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)
Weighted average shares—basic	7,415,329	7,551,430
Weighted average shares—diluted	7,415,329	7,551,430
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THEE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(67,942,203)	$2,412,255
Net loss	—	—	—	—	—	(47,736)	(47,736)
Balance at September 30, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(67,989,939)	$2,364,519
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(47,736)	$(60,521)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,186	11,855
Change in operating assets and liabilities:
Accounts receivable	(35,343)	(45,532)
Inventories	58,232	(100,948)
Other current assets	(7,427)	(20,922)
Accounts payable and accrued expenses	19,896	(3,061)
Accrued post-retirement benefits	(6,360)	(18,490)
Deferred revenue	17,106	59,811
Liabilities of discontinued operations	278	3,281
Net cash provided by (used in) operating activities	11,832	(174,527)
Cash Flows from Investing Activities:
Purchase of equipment	(6,506)	(2,206)
Purchase of licenses	—	(12,500)
Net cash used in investing activities	(6,506)	(14,706)
Cash Flows from Financing Activities:
Proceeds from related party note payable	—	100,000
Repayment of note payable	(506)	—
Proceeds from (repayment of ) line of credit	36,575	(25,000)
Net cash provided by financing activities	36,069	75,000
Net increase (decrease) in cash, cash equivalents and restricted cash	41,395	(114,233)
Cash, cash equivalents and restricted cash, beginning of period	1,124,002	544,118
Cash, cash equivalents and restricted cash, end of period	$1,165,397	$429,885

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$914,616	$429,885
Restricted cash	$250,781	$—
	$1,165,397	$429,885

Beginning of period
Cash and cash equivalents	$874,002	$544,118
Restricted cash	$250,000	$—
	$1,124,002	$544,118

Supplemental Schedule of Cash Flow Information:
Interest paid	$35,648	$10,587

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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Security and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2018.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of September 30, 2018, the Company had an accumulated deficient of $68.0 million, and incurred recurring losses from operations and incurred recurring negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of September 30, 2018 and June 30, 2018 restricted cash included approximately $251,000 and $250,000 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018. (see Note 7)
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the three months ended September 30, 2018 and 2017.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $119,000 as of September 30, 2018 and June 30, 2018.

Inventories
Inventories include freight-in materials, labor and overhead costs, and are stated at the lower of cost (first-in, first-out) or net realizable value. Provision is made for slow-moving , obsolete or unusable inventory.
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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended June 30, 2018 and the three months ended September 30, 2018, no impairments were recorded.

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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. The Company determined that the carrying amount of the note payable approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
Revenue Recognition

The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if the contract is within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September 30, 2018 and 2017, the average market prices for the three months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months ended September 30, 2018. Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2018 and 2017 are the same.

	For the Three-months Ended September 30,
	2018	2017
Numerator:
Numerator for basic earnings per share
Net loss	$(47,736)	$(60,521)
Undeclared dividends on preferred stock	13,005	—
Net loss applicable to common shareholders	$(60,741)	$(60,521)
Numerator for diluted earnings per share:
Net loss applicable to common shareholders	$(60,741)	$(60,521)
Undeclared dividends on preferred stock	13,005	—
Net loss	$(47,736)	$(60,521)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,551,430
Effect of dilutive securities: stock options	—	—
Weighted average preferred stock converted to common stock	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,415,329	7,551,430

Net loss per share
Basic net loss per share	$(0.01)	$(0.01)
Diluted net loss per share	$(0.01)	$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	September 30,
	2018	2017
Convertible preferred stock	4,300,000	—
Stock options	213,000	502,000
Total potential dilutive securities not included in income per share	4,513,000	502,000
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2018 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2018 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated consolidated balance sheets.

Reclassifications
    Net revenues in the September 30, 2017 unaudited condensed consolidated statement of operations have been disaggregated to conform to the current period presentation. These reclassifications had no impact on total net revenues or net loss for the three months ended September 30, 2017.
New Accounting Pronouncements
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
New Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to clarify the principles of recognizing revenue and create common revenue recognition guidance under US GAAP and International Financial Reporting Standards. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five-step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 10 for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

In August 2016 FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230)Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on the eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company adopted ASU No. 2016-15 on July 1, 2018 using a retrospective transition method. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In November 2016 the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2016-18 on July 1, 2018. As a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will apply the amendments in this update prospectively to an award modified on or after July 1, 2018 and does not expect that application of this guidance will have a significant impact on the Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not yet Adopted
In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. the amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvement" which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements but has not determined the efefcts that the adoption of the pronouncement may have on its unaudited condensed consolidated financial statements and related disclosures.

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

4. Inventories

(In thousands)	September 30,	June 30,
	2018	2018
Inventories, net:
Raw Material	$616	$653
Work-In-Process	237	192
Finished Goods	912	978
Total	$1,765	$1,823

5. Discontinued Operations

BH Holdings, S.A.S ("BHH")

Drew Scientific, Inc. ("Drew"), an inactive subsidiary of the Company which was sold in 2012 has a controlling interest in BHH Holidngs, S.A.S ("BHH). On January 12, 2012 BHH, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly consolidated financial statements and prior period amounts are presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the unaudited consolidated balance sheets are summarized as follows at September 30, 2018 and June 30, 2018 (in thousands):

	September 30,	June 30,
	2018	2018
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	93	93
Total liabilities	93	93
Net liabilities of discontinued operations	$(93)	$(93)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of September 30, 2018 and June 30, 2018 the liability was approximately $93,000 and $93,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended September 30, 2018 and 2017 was $0 and $23,112, respectively. As both of September 30, 2018 and June 30, 2018, accrued interest was $112,389 and was recorded in accrued expenses.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of September 30, 2018 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Company, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the currently outstanding shares of Common Stock assuming such conversion.

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of both September 30, 2018 and June 30, 2018 the cumulative dividends payable is $32,373 ($0.0162 per share) and $19,368 ($0.0097 per share), respectively.

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

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate, but not less than 5.0%. All interest payable by under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

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

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano chairman of the Company executed a guarantee of the loan in favor of TD Bank. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Netwtek. The total payment was $201,575 which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in accrued expense as of June 30, 2018.

As of September 30, 2018 and June 30, 2018 , the line of credit balance was $201,575 with TD bank and $165,000 from CDS Bushiness Services Inc. The line of credit interest expense was $6,581 and $10,336 for the three-month periods ended September 30, 2018 and September 30, 2017 respectively. The line of credit from CDS Business services, Inc. was paid off on July 3, 2018.

8. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of September 30, 2018 are as follows:

Year Ending June 30,	Lease Obligations
Remaining of fiscal year 2019	$273,275
2020	268,469
2021	182,972
2022	178,535
2023	183,892
Thereafter	286,239
Total	$1,373,382
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

Major Customer

No customer accounted for more than 10% of net sales during the three months ended September 30, 2018 and 2017.

As of September 30, 2018 the Company had one customer that represents approximately 12% of the total accounts receivable balance. As of June 30, 2018 the Company had one customer that represents approximately 11% of the total accounts receivable balance.

Major supplier

Our two largest suppliers accounted for of total purchases for more than 36% for the three-month periods ended September 30, 2018 and one largest supplier accounted for 38% of total purchase for the three-month periods ended September 30, 2017.

Foreign sales
Domestic and international sales from continuing operations are as follows:

Three-month Periods Ended September 30,
2018		2017
1,469,000	65.06%	1,747,000	66.43%
789,000	34.94%	883,000	33.57%
2,258,000	100.00%	2,630,000	100.00%

10. Revenue from Contracts with Customers

The Company adopted the new guidance on July 1, 2018, using the modified retrospective transition method and applying this approach to those contracts that were not completed as of that date. Under ASC 606, the Company recognizes revenue when its performance obligations with its customers have been satisfied.

The Company generates product revenue from the sale of medical device products and the sale and installation of the Company's AXIS image management system software. Revenue for service plans relate to the customer care plans for the Company’s equipment and AXIS image management system software.

Revenue Recognition

Revenue is recognized upon transfer of control of the promised goods or services to the customer for an amount that reflects the consideration that the Company expects to be entitled in exchange for those goods or services. The Company’s performance obligations are for product sales, installation of AXIS image management system software and customer care plans. The performance obligations are determined at contract inception based upon promises within the contract that are distinct.

The product sales and installation of AXIS image management system software performance obligations are satisfied at a point in time, which is upon shipment for product sales and upon successful installation for the AXIS image management system. The performance obligation for customer care plans is satisfied over time as the customer receives and consumes the Company’s services.

The Company invoices its customers upon shipment for product sales. For the installation of AXIS image management system software and customer care plans, the Company invoices its customers upon successful installation. Invoice payments are generally due within 30 days of invoice date. The transaction price is determined based on fixed consideration in the Company’s customer contracts and is recorded net of variable consideration. In determining the transaction price, a significant financing component does not exist since the timing from when the Company invoices its customers to when payment is received as it is less than one year.

Revenue for product sales and installation of AXIS image management system software is recognized when delivered or installed. The customer care plan revenues are recognized proportionately over the service period, which is a 12-month period.
The Company has elected the following practical expedients in applying ASC 606:

•
Unsatisfied Performance Obligations - all performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

•
Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

•
Significant Financing Component - the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Sales Tax Exclusion from the Transaction Price - the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

•	Shipping and Handling Activities - the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.

•
Modified Retrospective Method - the Company adopted ASC 606 on July 1, 2018 utilizing the modified retrospective method allowing the Company to not retrospectively adjust prior periods. The Company applied the modified retrospective method only to contracts that were not completed at July 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption.

•
Portfolio Approach - the Company applied the Portfolio Approach to contract reviews within its identified revenue streams that have similar characteristics and the Company believes this approach would not differ materially than if applying Topic 606 to each individual contract

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plan for a 12-month period. The consideration received is recognized monthly over the service period.

As of June 30, 2018, the Company’s deferred revenue balance was approximately $481,000, of which $235,000 was recognized as revenue during the three-month period ended September 30, 2018. The Company recorded $252,000 in deferred revenue during the three-month period ended September 30, 2018 that relates to unsatisfied performance obligations. As of September 30, 2018, the Company’s deferred revenue balance was approximately $498,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2018 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—Three-month periods Ended September 30, 2018 and 2017
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Total net revenue from continuing operations decreased approximately $372,000 or 14.1% during the thee-month period ended September 30, 2018 as compared to the prior fiscal year. The decrease in net revenue is attributed to a decrease in Escalon Digital Solutions, Inc. (EMI) total product sales of $169,000, related to a decrease in ophthalmic fundus photography system product sales, a decrease in sales of Trek products of $39,000 and a decrease in sales in Sonomed's ultrasound products of $164,000.

•
Cost of goods sold as a percentage of total revenue decreased to approximately 53.3% of product revenues during the thee-month period ended September 30, 2018, as compared to approximately 55.8% of total revenue for the prior fiscal year. The decrease of 2.5% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix, including a decrease in ophthalmic fundus photography system product sales, which historically had a lower margin.

•
Marketing general and administrative expenses and research and development expenses decreased approximately 7.7% during the thee-month period ended September 30, 2018, as compared to the prior fiscal year. This was due to decrease of 50.3% in research and development expenses, primarily due to cost savings initiatives, which was offset by an increased marketing, general and administrative expenses of 0.5%.

Company Overview

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

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
Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning Revenue Recognition, and Intangible Assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2018. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $119,000 as of September 30, 2018 and June 30, 2018
Inventories
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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended June 30, 2018 and the three months ended September 30, 2018, no impairments were recorded.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to clarify the principles of recognizing revenue and create common revenue recognition guidance under US GAAP and International Financial Reporting Standards. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five-step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 10 for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if the contract is within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2018 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited consolidated statements of operations. As of September 30, 2018 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated balance sheets.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September 30, 2018 and 2017, the average market prices for the three months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months ended September 30, 2018. Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2018 and 2017 are the same.

Results of Operations
Three-month periods Ended September 30, 2018 and 2017
The following table shows consolidated net revenue, as well as identifying trends in revenues for the thee-month periods ended September 30, 2018 and 2017. Table amounts are in thousands:

	Three-month Periods Ended September 30,
	2018	2017	% Change
Net Revenue:
Products	$2,022	$2,427	(16.7)%
Service plans	$236	$203	16.3%
Total	$2,258	$2,630	(14.1)%
Consolidated net revenue decreased approximately $372,000 or 14.1%, to $2,258,000 during the three month period ended September 30, 2018 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in Escalon Digital Solutions, Inc. ("EMI") total product sales of $169,000, related to a decrease in ophthalmic fundus photography system product sales, a decrease in sales of Trek products of $39,000 and a decrease in sales in Sonomed's ultrasound products of $164,000, primarily attributable to decreases within Latin American and Middle Eastern markets.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the thee-month periods ended September 30, 2018 and 2017. Table amounts are in thousands:

	Three-month Periods Ended September 30,
	2018	%	2017	%
Cost of Goods Sold:
	$1,203	53.3%	$1,467	55.8%
Total	$1,203	53.3%	$1,467	55.8%

Consolidated cost of goods sold totaled approximately $1,203,000, or 53.3%, of total revenue for the thee-month period ended September 30, 2018, as compared to $1,467,000, or 55.8%, of total revenue for the same period of the prior fiscal year. The decrease of 2.5% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix, including a decrease in ophthalmic fundus photography system product sales.

The following table presents consolidated marketing, general and administrative expenses for the thee months ended September 30, 2018 and 2017. Table amounts are in thousands:

	Three-month Periods Ended September 30,
	2018	2017	% Change
Marketing, General and Administrative:
	$1,002	$997	0.5%
Total	$1,002	$997	0.5%

Consolidated marketing, general and administrative expenses increased $5,000, or 0.5%, to $1,002,000 for the thee-month period ended September 30, 2018, as compared to the same period of the prior fiscal year. The increase is mainly due to increased legal expense, consulting expense and executive retirement benefits adjustment offset by decreased salary expense.

The following table presents consolidated research and development expenses for the thee-month periods ended September 30, 2018 and 2017.
Table amounts are in thousands:

	Three-month Periods Ended September 30,
	2018	2017	% Change
Research and Development:
	$96	$193	(50.3)%
Total	$96	$193	(50.3)%
Consolidated research and development expenses decreased $97,000, or 50.3%, to $96,000 for the thee-month period ended September 30, 2018, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in Research and Development expense is due to the decrease in headcount and consulting expense due to cost savings initiatives.
Liquidity and Capital Resources

Our total cash on hand as of September 30, 2018 was $915,000 excluding restricted cash of $251,000 compared with $874,000 of cash on hand and restricted cash of $250,000 as of June 30, 2018. Approximately $48,000 was available under our line of credit as of September 30, 2018.

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

As of September 30, 2018 we had an accumulated deficit of approximately $68.0 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern.

The following table presents overall liquidity and capital resources as of September 30, 2018 and June 2018. Table amounts are in thousands:

	September 30,	June 30,
	2018	2018
Current Ratio:
Current assets	$4,610	$4,584
Less: Current liabilities	2,321	2,247
Working capital	$2,289	$2,337
Current ratio	1.99 to 1	2.04 to 1
Debt to Total Capital Ratio:
Line of credit and note payable	$222	$186
Total debt	222	186
Total equity	2,365	2,412
Total capital	$2,587	$2,598
Total debt to total capital	8.6%	7.0%
Working Capital Position
Working capital decreased $48,000 as of September 30, 2018, and the current ratio decreased to 1.99 to 1 from 2.04 to 1 when compared to June 30, 2018.
Overall total current assets increased $26,000 to $4,610,000 in 2018 from $4,584,000 as of June 30, 2018. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased $74,000 to $2,321,000 in 2018 from $2,247,000 as compared to June 30, 2018. The increase in current assets and current liabilities is mainly as result of an increase in the line of credit.
Debt to Total Capital Ratio was 8.6% and 7.0% as of September 30, 2018 and June 30, 2018, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to the increase in the line of credit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Netwtek with a total payment of $201,575.

Cash Used In or Provided By Operating Activities
During the three-month period ended September 30, 2018 the Company generated approximately $12,000 of cash from operating activities as compared to using approximately $175,000 for operating activities during the same period of the prior fiscal year.
For the three-month period ended September 30, 2018, the Company had a net loss of approximately $48,000. Cash inflows were mainly due to the cash inflow from an increase in accounts payable and accrued expenses of $20,000, a decrease in inventory of $58,000. The cash inflow is offset by an increase in accounts receivable of $35,000, an increase in other current assets of $7,000, and a decrease in accrued post retirement benefits of $6,000.
For the three-month period ended September 30, 2017, the Company had a net loss of $61,000, experienced net cash out-flows from a decrease in post-retirement benefits of $18,000, an increase in accounts receivable of $46,000, an increase in inventory of $101,000 and an increase in other current assets of $21,000. The cash outflows were partially offset by an increase in accounts payable, accrued expense and deferred revenue of $57,000.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three-month period ended September 30, 2018 were due to purchase of equipment of $7,000.
Cash flows used in investing activities during the three-month periods ended September 30, 2017 were appropriately $15,000, among which, $2,000 was used for purchase of equipment and $13,000 was for purchase of licenses.
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
Cash Flows Provided by Financing Activities
For the three-month period ended September 30, 2018 the cash inflow from financing activities of $36,000 were due to the increase in the line of credit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Newtek with a total payment of $201,575.
Cash flows provided by financing captivities during the three-month periods ended September 30, 2017 includes proceeds from related party note payable of $100,000 and repayment of principal for line of credit of $25,000.

Financing Facilities

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

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate, but not less than 5.0%. All interest payable by under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

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

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The Company was required to put $250,000 in the TD bank savings account as collateral. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Netwtek. The total payment was $201,575, which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of

$1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in accrued expense as of June 30, 2018.

As of September 30, 2018 and June 30, 2018 , the line of credit balance was $201,575 and $165,000. The line of credit interest expense was $6,580 and $10,336 for the three-month periods ended September 30, 2018 and September 30, 2017 respectively.

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended September 30, 2018 and 2017 was $0 and $23,112, respectively. As of both September 30, 2018 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of September 30, 2018 and June 30, 2018 the cumulative dividends payable was $32,373 ($0.0162 per share) and $19,368 ($0.0097 per share).

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2018 and 2017.

The following table presents the Company's contractual obligations as of September 30, 2018 (excluding interest):

				3-5	More than
	Total	1 Year	2-3 Years	Years	5 Years

Operating lease agreements	$1,373,382	$349,986	$418,383	$365,085	$239,928
Total	$1,373,382	$349,986	$418,383	$365,085	$239,928

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2018	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2018	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer