Form 10-Q
period 2018-12-31
ESCALON MEDICAL CORP
filed 2019-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of February 13, 2019.

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$652,518	$874,002
Restricted cash	251,572	250,000
Accounts receivable, net	1,299,769	1,387,133
Inventories	1,968,671	1,823,414
Other current assets	237,600	249,620
Total current assets	4,410,130	4,584,169
Property and equipment, net	67,672	76,268
Trademarks and trade names	605,006	605,006
License, net	151,525	161,350
Total assets	$5,234,333	$5,426,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$165,000
Current portion of note payable	3,491	3,153
Accounts payable	740,179	528,844
Accrued expenses	736,417	874,421
Current portion of post-retirement benefits (related party)	101,891	101,891
Deferred revenue	466,016	481,180
Liabilities of discontinued operations	91,503	92,532
Total current liabilities	2,341,072	2,247,021
Note payable, net of current portion	16,412	18,037
Accrued post-retirement benefits, net of current portion (related party)	730,313	749,480
Total long-term liabilities	746,725	767,517
Total liabilities	3,087,797	3,014,538
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2018 and at June 30, 2018 (liquidation value of $690,379 and $664,368 as of December 31, 2018 and June 30, 2018)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding as of December 31, 2018 and June 30, 2018	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,207,922)	(67,942,203)
Total shareholders’ equity	2,146,536	2,412,255
Total liabilities and shareholders’ equity	$5,234,333	$5,426,793
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues:
Products	$2,197,050	$3,174,742	$4,219,433	$5,601,234
Service plans	221,830	208,286	457,830	411,418
Revenues, net	2,418,880	3,383,028	4,677,263	6,012,652
Costs and expenses:
Cost of goods sold	1,280,173	1,837,758	2,483,306	3,305,068
Marketing, general and administrative	1,138,916	1,192,624	2,141,153	2,189,129
Research and development	226,338	107,509	322,746	300,590
Total costs and expenses	2,645,427	3,137,891	4,947,205	5,794,787
Loss (income) from operations	(226,547)	245,137	(269,942)	217,865
Other income (expense)
Other income	11,122	500,000	11,122	500,000
Interest income	864	645	3,374	844
Interest expense	(3,422)	(34,562)	(10,273)	(68,010)
Total other income	8,564	466,083	4,223	432,834
Net (loss) income	(217,983)	711,220	(265,719)	650,699
Undeclared dividends on preferred stocks	13,006	—	26,011	—
Net (loss) income applicable to common shareholders	$(230,989)	$711,220	$(291,730)	$650,699
Net (loss) income per share
Basic (loss) income per share	$(0.03)	$0.09	$(0.04)	$0.09
Diluted (loss) income per share	$(0.03)	$0.09	$(0.04)	$0.09
Weighted average shares—basic	7,415,329	7,551,430	7,415,329	7,551,430
Weighted average shares—diluted	7,415,329	7,551,430	7,415,329	7,551,430
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THEE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(67,942,203)	$2,412,255
Net loss	—	—	—	—	—	(265,719)	(265,719)
Balance at December 31, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(68,207,922)	$2,146,536
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(265,719)	$650,699
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale from source code license agreement	—	(500,000)
Depreciation and amortization	24,927	23,392
Change in operating assets and liabilities:
Accounts receivable	87,364	(442,308)
Inventories	(145,257)	(149,476)
Other current assets	12,020	12,596
Accounts payable and accrued expenses	73,331	119,658
Accrued post-retirement benefits	(19,167)	(34,090)
Deferred revenue	(15,164)	33,621
Liabilities of discontinued operations	(1,029)	4,707
Net cash used in operating activities	(248,694)	(281,201)
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	—	500,000
Purchase of equipment	(6,506)	(2,206)
Purchase of licenses	—	(12,500)
Net cash (used in) provided by investing activities	(6,506)	485,294
Cash Flows from Financing Activities:
Proceeds from related party note payable	—	100,000
Repayment of note payable	(1,287)	—
Proceeds from (repayment of ) line of credit	36,575	(60,000)
Net cash provided by financing activities	35,288	40,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(219,912)	244,093
Cash, cash equivalents and restricted cash, beginning of period	1,124,002	544,118
Cash, cash equivalents and restricted cash, end of period	$904,090	$788,211

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$652,518	$788,211
Restricted cash	$251,572	$—
	$904,090	$788,211
Beginning of period
Cash and cash equivalents	$874,002	$544,118
Restricted cash	$250,000	$—
	$1,124,002	$544,118

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended December 31,
	2018	2017
Supplemental Schedule of Cash Flow Information:
Interest paid	$39,070	$17,355
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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of December 31, 2018, the Company had an accumulated deficient of $68.2 million, and incurred recurring losses from operations and incurred recurring negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of December 31, 2018 and June 30, 2018 restricted cash included approximately $252,000 and $250,000 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the three and six months ended December 31, 2018 and 2017.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $119,000 as of December 31, 2018 and June 30, 2018.

Inventories
Inventories include freight-in materials, labor and overhead costs, and are stated at the lower of cost (first-in, first-out) or net realizable value.
Intangible Assets and Long-Lived Assets
Intangible assets deemed to have indefinite lives (including trademark and trade names) are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value or a reporting unit may not be recoverable, the Company would evaluate the other intangible assets for impairment at that time.
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the six months ended December 31, 2018 and December 31, 2017, no impairments were recorded.
Accrued Warranties
The Company provides a limited one-year warranty against manufacturer’s defects on its products sold to customers. The Company’s standard warranties require the Company to repair or replace, at the Company’s discretion, defective parts during such warranty period. The Company accrues for its product warranty liabilities based on estimates of costs to be incurred during the warranty period, based on historical repair information for warranty costs.

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

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2018 and 2017, the average market prices for the three months and six months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months and six months ended December 31, 2018.  Therefore, basic and diluted earnings (loss) per common share for the three-month and six-month periods ended December 31, 2018 and 2017 are the same.

	For the Three-months Ended December 31,		For the Six-months Ended December 31,
	2018	2017	2018	2017
Numerator:
Numerator for basic earnings per share
Net loss (income)	$(217,983)	$711,220	$(265,719)	$650,699
Undeclared dividends on preferred stock	13,006	—	26,011	—
Net loss (income) applicable to common shareholders	$(230,989)	$711,220	$(291,730)	$650,699
Numerator for diluted earnings per share:
Net loss (income) applicable to common shareholders	$(230,989)	$711,220	$(291,730)	$650,699
Undeclared dividends on preferred stock	13,006	—	26,011	—
Net loss (income)	$(217,983)	$711,220	$(265,719)	$650,699
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,551,430	7,415,329	7,551,430
Effect of dilutive securities: stock options	—	—	—	—
Weighted average preferred stock converted to common stock	—	—	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,415,329	7,551,430	7,415,329	7,551,430

Net loss (income) per share
Basic net loss (income) per share	$(0.03)	$0.09	$(0.04)	$0.09
Diluted net loss (income) per share	$(0.03)	$0.09	$(0.04)	$0.09

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	December 31,
	2018	2017
Convertible preferred stock	4,300,000	—
Stock options	213,000	367,500
Total potential dilutive securities not included in income per share	4,513,000	367,500
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2018 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2018 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated consolidated balance sheets.
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

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 11 for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

In August 2016 FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on the eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company adopted ASU No. 2016-15 on July 1, 2018 using a retrospective transition method. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
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

New Accounting Pronouncements Not yet Adopted
In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvement" which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording the right-to-use assets and related lease liabilities on the consolidated balance sheets.

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

In June 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's consolidated financial statements.

4. Inventories

(In thousands)	December 31,	June 30,
	2018	2018
Inventories, net:
Raw Material	$707	$653
Work-In-Process	318	192
Finished Goods	944	978
Total	$1,969	$1,823

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

Assets and liabilities of discontinued operations of BHH included in the unaudited consolidated balance sheets are summarized as follows at December 31, 2018 and June 30, 2018 (in thousands):

	December 31,	June 30,
	2018	2018
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	92	93
Total liabilities	92	93
Net liabilities of discontinued operations	$(92)	$(93)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of December 31, 2018 and June 30, 2018 the liability was approximately $92,000 and $93,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended December 31, 2018 and 2017 was $0 and $24,387, respectively. Related party interest expense for the six-month periods ended December 31, 2018 and 2017 was $0 and $47,499, respectively. As both of December 31, 2018 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of December 31, 2018 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of December 31, 2018 and June 30, 2018 the cumulative dividends payable is $45,379 ($0.0227 per share) and $19,368 ($0.0097 per share), respectively.

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

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate, but not less than 5.0%. All interest payable under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

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

As of December 31, 2018 and June 30, 2018, the line of credit balance was $201,575 with TD bank and $165,000 from Newtek, respectively. The line of credit interest expense was $3,035 and $10,175 for the three-month periods ended December 31, 2018 and December 31, 2017, respectively. The line of credit interest expense was $9,616 and $20,511 for the six-month periods ended December 31, 2018 and December 31, 2017, respectively. The line of credit from Newtek was paid off on July 3, 2018.

8. Other Income

The other income of $11,122 during the six-month period ended December 30, 2018 is due to the proceeds from insurance claims after the loss of shipment.

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual license to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

9. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of December 31, 2018 are as follows:

Year Ending June 30,	Lease Obligations
Remaining of fiscal year 2019	$178,316
2020	268,469
2021	182,972
2022	178,535
2023	183,892
Thereafter	286,239
Total	$1,278,423
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

10. Concentration of Credit Risk

Credit Risk

Financial Instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States and international. The Company routinely address the financial strength of its customer and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

Major Customer

No customer accounted for more than 10% of net sales during the three months and six months ended December 31, 2018 and 2017.

As of December 31, 2018 the Company had one customer that represents approximately 14% of the total accounts receivable balance. As of June 30, 2018 the Company had one customer that represents approximately 11% of the total accounts receivable balance.

Major supplier

Our three largest suppliers accounted for 39%, 12% and 10% of the total purchase for the three-month period ended December 31, 2018. One largest supplier accounted for 36% of the total purchase for the three-month period ended December 31, 2017. Our two largest suppliers accounted for 33% and 10% of total purchases for the six-month period ended December 31, 2018 and one largest supplier accounted for 37% of total purchase for the six-month period ended December 31, 2017.

Foreign sales
Domestic and international sales from continuing operations are as follows:

	Three-month Period Ended December 31,				Six-month Period Ended December 31,
	2018		2017		2018		2017
Domestic	$1,440,551	59.6%	$1,850,037	54.7%	$2,912,845	62.3%	$3,596,703	59.8%
Foreign	978,329	40.4%	1,532,991	45.3%	1,764,418	37.7%	2,415,949	40.2%
Total	$2,418,880	100.0%	$3,383,028	100.0%	$4,677,263	100.0%	$6,012,652	100.0%

11. Revenue from Contracts with Customers

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

•
Portfolio Approach - the Company applied the Portfolio Approach to contract reviews within its identified revenue streams that have similar characteristics and the Company believes this approach would not differ materially than if applying Topic 606 to each individual contract.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period.

As of December 31, 2018 and June 30, 2018, the Company’s deferred revenue balance was approximately $466,000 and $481,000. $239,000 and $211,000 of deferred revenue was recognized as revenue during the three-month period ended December 31, 2018 and 2017. The Company recorded $207,000 and $244,000 in deferred revenue during the three-month period ended December 31, 2018 and 2017 that relates to unsatisfied performance obligations.

$474,000 and $416,000 of deferred revenue was recognized as revenue during the six-month period ended December 31, 2018 and 2017. The Company recorded $459,000 and $509,000 in deferred revenue during the six-month period ended December 31, 2018 and 2017 that relates to unsatisfied performance obligations.

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

Executive Overview—Six-month periods ended December 31, 2018 and 2017
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue decreased approximately $1,335,000 or 22.2%, to $4,677,000 during the six-month period ended December 31, 2018 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in Escalon Digital Solutions, Inc. ("EMI") total product sales of $300,000, related to a decrease in ophthalmic fundus photography system product sales, a decrease in sales of Trek products of $30,000 and a decrease in sales in Sonomed's ultrasound products of $1,004,000, primarily attributable to decreases within North America, Latin America and Asia Pacific markets.

•
Consolidated cost of goods sold totaled approximately $2,483,000, or 53.1%, of total revenue for the six-month period ended December 31, 2018, as compared to $3,305,000, or 55.0%, of total revenue for the same period of the prior fiscal year. The decrease of 1.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix.

•
Consolidated marketing, general and administrative expenses decreased $48,000, or 2.2%, to $2,141,000 for the six-month period ended December 31, 2018, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense offset by the increased executive retirement benefits adjustment and increased exhibition expense.

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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $119,000 as of December 31, 2018 and June 30, 2018
Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value.
Intangible Assets and Long-Lived Assets
Intangible assets deemed to have indefinite lives (including trademark and trade names) are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value or a reporting unit may not be recoverable, the Company would evaluate the other intangible assets for impairment at that time.
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the six months ended December 31, 2018 and 2017, no impairments were recorded.
Accrued Warranties
The Company provides a limited one-year warranty against manufacturer’s defects on its products sold to customers. The Company’s standard warranties require the Company to repair or replace, at the Company’s discretion, defective parts during such warranty period. The Company accrues for its product warranty liabilities based on estimates of costs to be incurred during the warranty period, based on historical repair information for warranty costs.
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

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 11 in the unaudited condensed consolidated financial statements for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2018 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited consolidated statements of operations. As of December 31, 2018 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated balance sheets.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2018 and 2017, the average market prices for the six months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months and six months ended December 31, 2018. Therefore, basic and diluted earnings (loss) per common share for the three-month and six-month periods ended December 31, 2018 and 2017 are the same.

Results of Operations
Three-month and six-month periods Ended December 31, 2018 and 2017
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month and six-month periods ended December 31, 2018 and 2017. Table amounts are in thousands:

	For the three-month period ended December 31,			For the Six-month Periods Ended December 31,
	2018	2017	% Change	2018	2017	% Change
Net Revenue:
Products	$2,197	$3,175	(30.8)%	$4,219	$5,601	(24.7)%
Service plans	$222	$208	6.7%	$458	$412	11.2%
Total	$2,419	$3,383	(28.5)%	$4,677	$6,013	(22.2)%
Consolidated net revenue decreased approximately $964,000 or 28.5%, to $2,419,000 during the three-month period ended December 31, 2018 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in EMI total product sales of $132,000, related to a decrease in ophthalmic fundus photography system product sales, and a decrease in sales in Sonomed's ultrasound products of $841,000, primarily attributable to decreases within North America, Latin America and Asia Pacific markets offset by an increase in sales of Trek products of $9,000.
Consolidated net revenue decreased approximately $1,334,000 or 22.2%, to $4,677,000 during the six-month period ended December 31, 2018 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in EMI total product sales of $300,000, related to a decrease in ophthalmic fundus photography system product sales, a decrease in sales of Trek products of $30,000 and a decrease in sales in Sonomed's ultrasound products of $1,004,000, primarily attributable to decreases within North America, Latin America and Asia Pacific markets.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three-month and six-month periods ended December 31, 2018 and 2017. Table amounts are in thousands:

	For the Three-month Periods Ended December 31,				For the Six-month Periods Ended December 31,
	2018	%	2017	%	2018	%	2017	%
Cost of Goods Sold:
	1,280	52.9%	$1,838	54.3%	$2,483	53.1%	$3,305	55.0%
Total	$1,280	52.9%	$1,838	54.3%	$2,483	53.1%	$3,305	55.0%

Consolidated cost of goods sold totaled approximately $1,280,000, or 52.9%, of total revenue for the three-month period ended December 31, 2018, as compared to $1,838,000, or 54.3%, of total revenue for the same period of the prior fiscal year. The decrease of 1.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix.

Consolidated cost of goods sold totaled approximately $2,483,000, or 53.1%, of total revenue for the six-month period ended December 31, 2018, as compared to $3,305,000, or 55.0%, of total revenue for the same period of the prior fiscal year. The decrease of 1.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix.
The following table presents consolidated marketing, general and administrative expenses for the three months and six months ended December 31, 2018 and 2017. Table amounts are in thousands:

	For the Three-month Periods Ended December 31,			For the Six-month Periods Ended December 31,
	2018	2017	% Change	2018	2017	% Change
Marketing, General and Administrative:
	$1,139	$1,193	(4.5)%	$2,141	$2,189	(2.2)%
Total	$1,139	$1,193	(4.5)%	$2,141	$2,189	(2.2)%

Consolidated marketing, general and administrative expenses decreased $54,000, or 4.5%, to $1,139,000 for the three-month period ended December 31, 2018, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense offset by the increased exhibition expense.

Consolidated marketing, general and administrative expenses decreased $48,000, or 2.2%, to $2,141,000 for the six-month period ended December 31, 2018, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense offset by the increased executive retirement benefits adjustment and increased exhibition expense.
The following table presents consolidated research and development expenses for the three-month and six-month periods ended December 31, 2018 and 2017.
Table amounts are in thousands:

	For the Three-month Periods Ended December 31,			For the Six-month Periods Ended December 31,
	2018	2017	% Change	2018	2017	% Change
Research and Development:
	$226	$108	109.3%	$323	$301	7.3%
Total	$226	$108	109.3%	$323	$301	7.3%
Consolidated research and development expenses increased $118,000, or 109.3%, to $226,000 for the three-month period ended December 31, 2018, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to consulting expense for AXIS software development work and certification costs incurred in the quarter ended December 31, 2018.
Consolidated research and development expenses increased $22,000, or 7.3%, to $323,000 for the six-month period ended December 31, 2018, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to consulting expense for AXIS software development work and certification costs incurred in quarter ended December 31, 2018.
Liquidity and Capital Resources

Our total cash on hand as of December 31, 2018 was approximately $653,000 excluding restricted cash of approximately $251,000 compared with approximately $874,000 of cash on hand and restricted cash of $250,000 as of June 30, 2018. Approximately $48,000 was available under our line of credit as of December 31, 2018.

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

As of December 31, 2018 we had an accumulated deficit of approximately $68.2 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of September 30, 2018 and June 2018. Table amounts are in thousands:

	December 31,	June 30,
	2018	2018
Current Ratio:
Current assets	$4,410	$4,584
Less: Current liabilities	2,341	2,247
Working capital	$2,069	$2,337
Current ratio	1.88 to 1	2.04 to 1
Debt to Total Capital Ratio:
Line of credit and note payable	$221	$186
Total debt	221	186
Total equity	2,147	2,412
Total capital	$2,368	$2,598
Total debt to total capital	9.3%	7.2%
Working Capital Position
Working capital decreased approximately $268,000 as of December 31, 2018, and the current ratio decreased to 1.88 to 1 from 2.04 to 1 when compared to June 30, 2018.
Overall total current assets decreased approximately $174,000 to approximately $4,410,000 as of December 31, 2018 from $4,584,000 as of June 30, 2018. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased $94,000 to $2,341,000 in 2018 from $2,247,000 as compared to June 30, 2018. The decrease in current assets and increased in current liabilities is mainly as result of the decreased sales.
Debt to total capital ratio was 9.3% and 7.2% as of December 31, 2018 and June 30, 2018, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to the increase in the line of credit and increased net loss. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Netwtek with a total payment of $201,575.

Cash Used In or Provided By Operating Activities

During the six-month period ended December 31, 2018 the Company used approximately $249,000 of cash from operating activities as compared to using approximately $281,000 for operating activities during the same period of the prior fiscal year.
For the six-month period ended December 31, 2018, the Company had a net loss of approximately $266,000. Cash inflows were mainly due to the cash inflow from an increase in accounts payable and accrued expenses of $73,000, decrease in accounts receivable of $87,000, a decrease in other current assets of $12,000. The cash inflow is offset by a decrease in accrued post retirement benefits of $19,000, a decrease in deferred revenue of $15,000 and an increase in inventory of $145,000.
For the six-month period ended December 31, 2017, the Company had a net income of $651,000, experienced net cash out-flows from a decrease in post-retirement benefits of $34,000, an increase in accounts receivable of $442,000, an increase in inventory of $149,000. The cash outflows were partially offset by and a decrease in other current assets of $13,000, an increase in accounts payable and accrued expense of $120,000, an increase in deferred revenue of $34,000, and an increase in non-cash expenditures on depreciation and amortization of approximately $23,000 and a change in liabilities of discontinued operations of $5,000.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the six-month period ended December 31, 2018 were due to purchase of equipment of $7,000.
Cash flows from investing activities of $500,000 were the from the proceeds from the source code licensing agreement during the six-month period ended December 31, 2017. Cash flows used in investing activities during the six-month period ended December 31, 2017 were approximately $15,000, among which, $2,000 was used for purchase of property and equipment and $13,000 was for purchase of licenses.
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
Cash Flows Provided by Financing Activities
For the six-month period ended December 31, 2018 the cash inflow from financing activities of $36,000 was due to the increase in the line of credit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Newtek with a total payment of $201,575.

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

Interest accrued on the daily balance at the per annum rate of 5.00% above the Prime Rate, but not less than 5.0%. All interest payable under the financing documents was computed on the basis of a 360 day year for the actual number of days elapsed on the daily balance. The Company was also obligated to pay to Newtek a closing fee equal to 1.00% of the Advance Limit.

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

As of December 31, 2018 and June 30, 2018 , the line of credit balance was $201,575 and $165,000. The line of credit expense was $3,035 and $10,175 for the three-month periods ended December 31, 2018. The line of credit interest expense was $9,616 and $20,511 for the six-month periods ended December 31, 2018 and December 31, 2017 respectively. The line of credit from Newtek was paid off on July 3, 2018.

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended December 31, 2018 and 2017 was $0 and $24,387, respectively. Related party interest expense for the six-month periods ended December 31, 2018 and 2017 was $0 and $47,499, respectively. As of both December 31, 2018 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of December 31, 2018 and June 30, 2018 the cumulative dividends payable was $45,379 ($0.0227per share) and $19,368 ($0.0097 per share).

Off-Balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six-month periods ended December 31, 2018 and 2017.

The following table presents the Company's contractual obligations as of December 31, 2018 (excluding interest):

				3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$1,278,423	$333,114	$385,256	$367,824	$192,229
Total	$1,278,423	$333,114	$385,256	$367,824	$192,229

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2019	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2019	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer