Form 10-Q
period 2019-03-31
ESCALON MEDICAL CORP
filed 2019-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered Pursuant to Section 12(b) of the Act: NONE
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 13, 2019.

Item 1. Condensed Consolidated Financial Statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$528,280	$874,002
Restricted cash	252,348	250,000
Accounts receivable, net	1,622,917	1,387,133
Inventories	1,684,984	1,823,414
Other current assets	263,218	249,620
Total current assets	4,351,747	4,584,169
Property and equipment, net	77,131	76,268
Trademarks and trade names	605,006	605,006
License, net	146,612	161,350
Total assets	$5,180,496	$5,426,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$165,000
Current portion of note payable	3,338	3,153
Accounts payable	675,077	528,844
Accrued expenses	760,286	874,421
Current portion of post-retirement benefits (related party)	101,891	101,891
Deferred revenue	439,867	481,180
Liabilities of discontinued operations	90,088	92,532
Total current liabilities	2,272,122	2,247,021
Note payable, net of current portion	15,766	18,037
Accrued post-retirement benefits, net of current portion (related party)	723,867	749,480
Total long-term liabilities	739,633	767,517
Total liabilities	3,011,755	3,014,538
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $703,103 and $664,368)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding as of March 31, 2019 and June 30, 2018	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,185,717)	(67,942,203)
Total shareholders’ equity	2,168,741	2,412,255
Total liabilities and shareholders’ equity	$5,180,496	$5,426,793
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues:
Products	$2,433,408	$2,412,598	$6,653,254	$8,013,833
Service plans	235,262	222,884	692,679	634,301
Revenues, net	2,668,670	2,635,482	7,345,933	8,648,134
Costs and expenses:
Cost of goods sold	1,397,693	1,487,707	3,880,999	4,792,775
Marketing, general and administrative	1,030,778	1,147,475	3,171,931	3,336,604
Research and development	218,014	92,649	540,760	393,239
Total costs and expenses	2,646,485	2,727,831	7,593,690	8,522,618
Income (loss) from operations	22,185	(92,349)	(247,757)	125,516
Other income (expense)
Other income	—	—	11,122	500,000
Interest income	4,015	1,627	7,389	2,471
Interest expense	(3,995)	(28,354)	(14,268)	(96,364)
Total other income	20	(26,727)	4,243	406,107
Net income (loss)	22,205	(119,076)	(243,514)	531,623
Undeclared dividends on preferred stocks	12,723	6,503	38,735	6,503
Net income (loss) applicable to common shareholders	$9,482	$(125,579)	$(282,249)	$525,120
Net income (loss) per share
Basic income (loss) per share	$0.00	$(0.02)	$(0.04)	$0.07
Diluted income (loss) per share	$0.00	$(0.02)	$(0.04)	$0.06
Weighted average shares—basic	7,415,329	7,551,430	7,415,329	7,551,430
Weighted average shares—diluted	12,017,856	7,551,430	7,415,329	8,268,097
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(67,942,203)	$2,412,255
Net loss	—	—	—	—	—	(47,736)	(47,736)
Balance at September 30, 2018	7,415,329	7,415	2,000,000	645,000	69,702,043	(67,989,939)	2,364,519
Net loss	—	—	—	—	—	(217,983)	(217,983)
Balance at December 31, 2018	7,415,329	7,415	2,000,000	645,000	69,702,043	(68,207,922)	2,146,536
Net income	—	—	—	—	—	22,205	22,205
Balance at March 31, 2019	7,415,329	$7,415	2,000,000	$645,000	$69,702,043	$(68,185,717)	$2,168,741

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	7,551,430	$7,551	—	$—	$69,701,907	$(68,525,878)	$1,183,580
Net loss	—	—	—	—	—	(60,521)	(60,521)
Balance at September 30, 2017	7,551,430	7,551	—	—	69,701,907	(68,586,399)	1,123,059
Net income	—	—	—	—	—	711,220	711,220
Balance at December 31, 2017	7,551,430	7,551	—	—	69,701,907	(67,875,179)	1,834,279
Issuance of stock for debt	—	—	2,000,000	645,000	—	—	645,000
Net loss	—	—	—	—	—	(119,076)	(119,076)
Balance at March 31, 2018	7,551,430	$7,551	2,000,000	$645,000	$69,701,907	$(67,994,255)	$2,360,203
See notes to unaudited condensed consolidated financial statements

	For the Nine Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(243,514)	$531,623
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Other income	—	(500,000)
Depreciation and amortization	20,381	35,340
Change in operating assets and liabilities:
Accounts receivable	(235,784)	172,509
Inventories	138,430	(73,433)
Other current assets	(13,597)	7,744
Accounts payable and accrued expenses	32,097	(137,794)
Accrued post-retirement benefits	(25,613)	(30,956)
Deferred revenue	(41,313)	74,197
Liabilities of discontinued operations	(2,444)	4,704
Net cash (used in) provided by operating activities	(371,357)	83,934
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	—	500,000
Purchase of equipment	(6,506)	(2,206)
Purchase of licenses	—	(12,500)
Net cash (used in) provided by investing activities	(6,506)	485,294
Cash Flows from Financing Activities:
Proceeds from related party note payable	—	100,000
Repayment of note payable	(2,086)	(426)
Proceeds from (repayment of ) line of credit	36,575	(85,000)
Net cash provided by financing activities	34,489	14,574
Net (decrease) increase in cash, cash equivalents and restricted cash	(343,374)	583,802
Cash, cash equivalents and restricted cash, beginning of period	1,124,002	544,118
Cash, cash equivalents and restricted cash, end of period	$780,628	$1,127,920

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$528,280	$1,127,920
Restricted cash	252,348	—
	$780,628	$1,127,920
Beginning of period
Cash and cash equivalents	$874,002	$544,118
Restricted cash	250,000	—
	$1,124,002	$544,118

	For the Nine Months Ended March 31,
	2019	2018
Supplemental Schedule of Cash Flow Information:

Interest paid	$42,242	$37,207
Non Cash Finance and Investing Activities
Note payable for acquisition of vehicle	$—	$22,372
Related party note payable converted to preferred stock	$—	$645,000
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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of March 31, 2019, the Company had an accumulated deficient of $68.2 million, and incurred recurring losses from operations and incurred recurring negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of March 31, 2019 and June 30, 2018 restricted cash included approximately $252,000 and $250,000 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the three and nine months ended March 31, 2019 and 2018.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $116,000 and $119,000, respectively as of March 31, 2019 and June 30, 2018.

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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended March 31, 2019 and March 31, 2018, no impairments were recorded.
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

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2019 and 2018, the average market prices for the three months and nine months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months ended March 31, 2018 and nine months ended March 31, 2019.  Therefore, basic and diluted loss per common share for the nine-month ended March 31, 2019 and three-month period ended March 31, 2018 are the same. For the three-month period ended March 31, 2019 and nine-month period ended March 31, 2018, the if converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Numerator for basic earnings per share:
Net income (loss)	$22,205	$(119,076)	$(243,514)	$531,623
Undeclared dividends on preferred stock	12,723	6,503	38,735	6,503
Net income (loss) applicable to common shareholders	$9,482	$(125,579)	$(282,249)	$525,120
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	$9,482	$(125,579)	$(282,249)	$525,120
Undeclared dividends on preferred stock	12,723	—	—	6,503
Net income (loss)	$22,205	$(125,579)	$(282,249)	$531,623
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,551,430	7,415,329	7,551,430
Weighted average preferred stock converted to common stock	4,602,527	—	—	716,667
Denominator for diluted earnings per share - weighted average and assumed conversion	12,017,856	7,551,430	7,415,329	8,268,097
Net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.02)	$(0.04)	$0.07
Diluted net income (loss) per share	$0.00	(0.02)	$(0.04)	$0.06

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the three-month period ended March 31,		For the nine-month period ended March 31,
	2019	2018	2019	2018
Stock options	213,000	367,500	213,000	367,500
Convertible preferred stock	—	2,150,000	—	—
Total potential dilutive securities not included in income per share	213,000	2,517,500	213,000	367,500

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2019 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated consolidated balance sheets.
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
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company applied the amendments in this update prospectively to an award modified on or after July 1, 2018 and the application of this guidance didn't have a significant impact on the Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not yet Adopted
In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to nineteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvement" which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording the right-to-use assets and related lease liabilities on the consolidated balance sheets.

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

4. Inventories

(In thousands)	March 31,	June 30,
	2019	2018
Inventories, net:
Raw Material	$710	$653
Work-In-Process	284	192
Finished Goods	691	978
Total	$1,685	$1,823

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

Assets and liabilities of discontinued operations of BHH included in the unaudited consolidated balance sheets are summarized as follows at March 31, 2019 and June 30, 2018 (in thousands):

	March 31,	June 30,
	2019	2018
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	90	93
Total liabilities	90	93
Net liabilities of discontinued operations	$(90)	$(93)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of March 31, 2019 and June 30, 2018 the liability was approximately $90,000 and $93,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended March 31, 2019 and 2018 was $0 and $11,663, respectively. Related party interest expense for the nine-month periods ended March 31, 2019 and 2018 was $0 and $59,162, respectively. As of both March 31, 2019 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2019 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Company, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the then outstanding shares of Common Stock assuming such conversion.

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2019 and June 30, 2018 the cumulative dividends payable is $58,103 ($0.0291 per share) and $19,368 ($0.0097 per share), respectively.

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

As of March 31, 2019 and June 30, 2018, the line of credit balance was $201,575 with TD bank and $165,000 from Newtek, respectively. The line of credit interest expense was $3,627 and $16,339 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. The line of credit interest expense was $13,243 and $36,849 for the nine-month periods ended March 31, 2019 and 2018, respectively. The line of credit from Newtek was paid off on July 3, 2018.

8. Other Income

On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The Agreement provided MMI a non-exclusive perpetual license to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.

9. Commitments and Contingencies
Commitments
The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of March 31, 2019 are as follows:

Year Ending June 30,	Lease Obligations
Remaining of fiscal year 2019	$95,418
2020	343,843
2021	259,872
2022	243,685
2023	183,892
Thereafter	286,238
Total	$1,412,948
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

Major Customer

No customer accounted for more than 10% of net sales during the three months and nine months ended March 31, 2019 and 2018.

As of March 31, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance. As of June 30, 2018 the Company had one customer that represents approximately 11% of the total accounts receivable balance.

Major Supplier

Our three largest suppliers accounted for 27%, 13% and 10% of the total purchase for the three-month period ended March 31, 2019. One largest supplier accounted for 40% of the total purchase for the three-month period ended March 31, 2018. Our two largest suppliers accounted for 31% and 10% of total purchases for the nine-month period ended March 31, 2019 and one largest supplier accounted for 38% of total purchase for the nine-month period ended March 31, 2018.

Foreign Sales
Domestic and international sales from continuing operations are as follows:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2019		2018		2019		2018
Domestic	$1,509,189	56.6%	$1,556,978	59.1%	$4,422,034	60.2%	$5,153,681	59.6%
Foreign	1,159,481	43.4%	1,078,504	40.9%	2,923,899	39.8%	3,494,453	40.4%
Total	$2,668,670	100.0%	$2,635,482	100.0%	$7,345,933	100.0%	$8,648,134	100.0%

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Beginning of Period	$465,000	$482,000	$481,000	$388,000
Additions	209,000	201,000	668,000	708,000
Revenue Recognized	234,000	220,000	709,000	633,000
End of Period	$440,000	$463,000	$440,000	$463,000

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

Executive Overview—nine-month periods ended March 31, 2019 and 2018
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue decreased approximately $1,302,000 or 15.1%, to $7,346,000 during the nine-month period ended March 31, 2019 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in Escalon Digital Solutions, Inc. ("EMI") total product sales of $308,000, related to a decrease in ophthalmic fundus photography system product sales of $366,000 offset by an increase in revenue from service plans of $58,000, a decrease in sales of Trek products of $40,000 and a decrease in sales in Sonomed's ultrasound products of $953,000, primarily attributable to decreases within North America, Latin America and Asia Pacific markets.

•
Consolidated cost of goods sold totaled approximately $3,881,000, or 52.8%, of total revenue for the nine-month period ended March 31, 2019, as compared to $4,793,000, or 55.4%, of total revenue for the same period of the prior fiscal year. The decrease of 2.6% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

•
Consolidated marketing, general and administrative expenses decreased $165,000, or 4.9%, to $3,172,000 for the nine-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense offset by increased exhibition expense.

•
Consolidated research and development expenses increased $148,000, or 37.7%, to $541,000 for the nine-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and ultrasound certification costs incurred in nine months ended March 31, 2019.

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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $116,000 and $119,000, respectively as of March 31, 2019 and June 30, 2018.
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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the nine months ended March 31, 2019 and 2018, no impairments were recorded.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2019 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited consolidated statements of operations. As of March 31, 2019 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited consolidated balance sheets.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2019 and 2018, the average market prices for the three months and nine months periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three months ended March 31, 2018 and nine months ended March 31, 2019.  Therefore, basic and diluted loss per common share for the nine-month ended March 31, 2019 and three-month period ended March 31, 2018 are the same. For the three-month period ended March 31, 2019 and nine-month period ended March 31, 2018, the if converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

Results of Operations
Three-month and nine-month periods Ended March 31, 2019 and 2018
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month and nine-month periods ended March 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Net Revenue:
Products	$2,434	$2,412	0.9%	$6,653	$8,014	(17.0)%
Service plans	$235	$223	5.4%	$693	$634	9.3%
Total	$2,669	$2,635	1.3%	$7,346	$8,648	(15.1)%

Consolidated net revenue increased approximately $33,000 or 1.3%, to $2,669,000 during the three-month period ended March 31, 2019 as compared to the same period last fiscal year. The increase in net revenue is attributed to an increase in Sonomed's ultrasound products of $53,000 offset by a decrease in EMI total product sales of $8,000, related to a decrease in ophthalmic fundus photography system product sales of $20,000 offset by an increase in revenue from service plans of $12,000, and a decrease in sales of Trek products of $10,000.
Consolidated net revenue decreased approximately $1,302,000 or 15.1%, to $7,346,000 during the nine-month period ended March 31, 2019 as compared to the same period last fiscal year. The decrease in net revenue is attributed to a decrease in EMI total product sales of $308,000, related to a decrease in ophthalmic fundus photography system product sales of $366,000 offset by an increase in revenue from service plans of $58,000, a decrease in sales of Trek products of $40,000 and a decrease in sales in Sonomed's ultrasound products of $953,000, primarily attributable to decreases within North America, Latin America and Asia Pacific markets.

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three-month and nine-month periods ended March 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2019	%	2018	%	2019	%	2018	%
Cost of Goods Sold:
	1,398	52.4%	$1,488	56.5%	$3,881	52.8%	$4,793	55.4%
Total	$1,398	52.4%	$1,488	56.5%	$3,881	52.8%	$4,793	55.4%

Consolidated cost of goods sold totaled approximately $1,398,000, or 52.4%, of total revenue for the three-month period ended March 31, 2019, as compared to $1,488,000, or 56.5%, of total revenue for the same period of the prior fiscal year. The decrease of 4.1% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.
.
Consolidated cost of goods sold totaled approximately $3,881,000, or 52.8%, of total revenue for the nine-month period ended March 31, 2019, as compared to $4,793,000, or 55.4%, of total revenue for the same period of the prior fiscal year. The decrease of 2.6% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

The following table presents consolidated marketing, general and administrative expenses for the three months and nine months ended March 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Marketing, General and Administrative:
	$1,031	$1,147	(10.1)%	$3,172	$3,337	(4.9)%
Total	$1,031	$1,147	(10.1)%	$3,172	$3,337	(4.9)%

Consolidated marketing, general and administrative expenses decreased $116,000, or 10.1%, to $1,031,000 for the three-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense.

Consolidated marketing, general and administrative expenses decreased $165,000, or 4.9%, to $3,172,000 for the nine-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. The decrease is mainly due to decreased legal expense and decreased salary expense offset by increased exhibition expense.
The following table presents consolidated research and development expenses for the three-month and nine-month periods ended March 31, 2019 and 2018.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Research and Development:
	$218	$93	134.4%	$541	$393	37.7%
Total	$218	$93	134.4%	$541	$393	37.7%
Consolidated research and development expenses increased $125,000, or 134.4%, to $218,000 for the three-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and certification costs incurred in the quarter ended March 31, 2019.
Consolidated research and development expenses increased $148,000, or 37.7%, to $541,000 for the nine-month period ended March 31, 2019, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in nine months ended March 31, 2019.

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2019 was approximately $528,000 excluding restricted cash of approximately $252,000 compared with approximately $874,000 of cash on hand and restricted cash of $250,000 as of June 30, 2018. Approximately $48,000 was available under our line of credit as of March 31, 2019.

Because our operations have not historically generated sufficient revenues to enable profitability we will continue to monitor costs and expenses closely and may need to raise additional capital in order to fund operations.

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

As of March 31, 2019 we had an accumulated deficit of approximately $68.2 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2019 and June 30, 2018. Table amounts are in thousands:

	March 31,	June 30,
	2019	2018
Current Ratio:
Current assets	$4,352	$4,584
Less: Current liabilities	2,272	2,247
Working capital	$2,080	$2,337
Current ratio	1.92 to 1	2.04 to 1
Debt to Total Capital Ratio:
Line of credit and note payable	$221	$186
Total debt	221	186
Total equity	2,169	2,412
Total capital	$2,390	$2,598
Total debt to total capital	9.2%	7.2%
Working Capital Position
Working capital decreased approximately $258,000 as of March 31, 2019, and the current ratio decreased to 1.92 to 1 from 2.04 to 1 when compared to June 30, 2018.
Overall total current assets decreased approximately $232,000 to approximately $4,352,000 as of March 31, 2019 from $4,584,000 as of June 30, 2018. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $25,000 to $2,272,000 in 2019 from $2,247,000 as compared to June 30, 2018. The decrease in current assets and increased in current liabilities is mainly as result of the decreased sales.
Debt to total capital ratio was 9.2% and 7.2% as of March 31, 2019 and June 30, 2018, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to the increase in the line of credit and increased accumulated deficit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Netwtek with a total payment of $201,575.

Cash Used In or Provided By Operating Activities
During the nine-month period ended March 31, 2019 the Company used approximately $371,000 of cash from operating activities as compared to providing cash of approximately $84,000 for operating activities during the same period of the prior fiscal year.
For the nine-month period ended March 31, 2019, the Company had a net loss of approximately $244,000. Cash outflows were mainly due to the cash outflow due to an increase in accounts receivable of $236,000, an increase in other current assets of $14,000, a decrease in accrued post retirement benefits of $26,000, a decrease in deferred revenue of $41,000. The cash inflow is offset by increase in accounts payable and accrued expenses of $32,000, a decrease in inventory of 138,000 and an increase in non-cash expenditure on depreciation and amortization of approximately $20,000.

For the nine-month period ended March 31, 2018, the Company had a net income of $532,000, which includes other income of $500,000, experienced net cash in-flows from a decrease in other current assets of $8,000, a decrease in accounts receivable of $173,000, an increase in deferred revenue of $74,000, an increase in non-cash expenditures on depreciation and amortization of approximately $35,000 and a change in liabilities of discontinued operations of $5,000.The cash inflows were partially offset by cash outflows from a decrease in post-retirement benefits of $31,000, an increase in inventory of $73,000 and a decrease in accounts payable and accrued expense of $138,000.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the nine-month period ended March 31, 2019 were due to purchase of equipment of approximately $7,000.

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
Cash Flows Provided by Financing Activities
For the nine-month period ended March 31, 2019 the cash inflow from financing activities of $34,000 was due to the increase in the line of credit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Newtek with a total payment of $201,575.

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

As of March 31, 2019 and June 30, 2018, the line of credit balance was $201,575 with TD bank and $165,000 from Newtek, respectively. The line of credit interest expense was $3,627 and $16,339 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. The line of credit interest expense was $13,243 and $36,849 for the nine-month periods ended March 31, 2019 and 2018, respectively. The line of credit from Newtek was paid off on July 3, 2018.

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the three-month periods ended March 31, 2019 and 2018 was $0 and $19,663, respectively. Related party interest expense for the nine-month periods ended March 31, 2019 and 2018 was $0 and $59,162, respectively. As of both March 31, 2019 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of March 31, 2019 and June 30, 2018 the cumulative dividends payable was $58,103 ($0.0291per share) and $19,368 ($0.0097 per share).

Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the nine-month periods ended March 31, 2019 and 2018.

The following table presents the Company's contractual obligations as of March 31, 2019 (excluding interest):

				3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years

Operating lease agreements	$1,412,949	$363,392	$527,951	$377,077	$144,529
Total	$1,412,949	$363,392	$527,951	$377,077	$144,529

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2019	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2019	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer