Form 10-K
period 2019-06-30
ESCALON MEDICAL CORP
filed 2019-09-27
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2018 was approximately $356,910, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 2, 2019, the registrant had 7,415,329 shares of common stock outstanding.

PART 1
Cautionary Factors That May Affect Future Results

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the FDA, acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, the Company's ability to continue as a going concern, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of risk factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this Form 10-K annual report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company’s ability to implement the Company’s business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved.The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company’s filings with the SEC.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facility, respectively. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2019 and 2018 were approximately $740,000 and $500,000, respectively.

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

Patents, Trademarks and Licenses
The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2028. The Company has 2 United States patents that cover the Company’s technology. The Company believes that the impact of the patents is minimal in that our current products and revenue are driven less by our patents and more by our knowledge and trade secrets.

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

Trek’s competitor for the ISPAN® gases is Alcon Laboratories. Trek’s competitors for its surgical packs include Alcon Laboratories and Bausch & Lomb. To remain competitive, the Company needs to maintain a low-cost operation. There are numerous other companies that can provide this manufacturing service.

EMI’s principal competitors are Carl Zeiss Meditec Inc. and Topcon Healthcare Solutions. The Company believes it establishes competitive advantage by offering technical innovation, product features, low total cost of ownership, and capable and responsive technical support.

Human Resources
As of June 30, 2019, the Company employed 38 employees. Of these employees, 18 of the Company’s employees are employed in manufacturing, 14 are employed in general and administrative positions, 3 are employed in sales and marketing and 3 are employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

To date, our operations have not generated sufficient revenues to enable profitability. As of June 30, 2019, we had an accumulated deficit of $68.2 million, and incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their reports on our June 30, 2019 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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
In February 2018, the Company entered into a Debt Exchange Agreement (the "Exchange Agreement") with Mr. DePiano Sr. and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the "Holders"). Pursuant to the terms of the Exchange Agreement, the Holders exchanged a total of $645,000 principal amount of debt the Company owed the Holders under factoring agreements and notes (the "Notes") the Company entered into with the Holders in February and March of 2016 for 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share the Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. As a result of this voting power, the Holders currently beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders. If the Holders were to convert their shares of Preferred Stock into common stock at the current conversion ratio, the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the currently outstanding shares of Common Stock assuming such conversion.
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
The consolidated financial statements included in the periodic reports the Company files with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and inventories, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of the Company’s other intangible assets, pursuant to Financial Accounting Standards Board (“FASB”) issued authoritative guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against the Company's earnings and could have a material adverse impact on the Company's financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on the Company’s financial position and operating results.
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
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact the Company's reputation and results of operations.

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

ITEM 1B. UNSOLVED SEC STAFF COMMENTS

The Company does not believe there are any unresolved SEC staff comments.

ITEM 2. PROPERTIES

As of June 30, 2019 the Company leased an aggregate of 21,574 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company's current corporate office lease of 3,954 square feet located in 435 Devon Park Drive, Wayne, Pennsylvania will expire in December 31, 2019. The Company will lease 2,186 square feet located at 800 Devon Park Drive, Wayne, Pennsylvania under a five-year lease agreement after the current lease term ends. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Wisconsin lease, of 7,440 square feet of space will expire in April 2022. The Massachusetts lease covers 3,452 square feet and will expire in August 2020. Rent expense during the years ended June 30, 2019 and 2018 was approximately $455,000 and $425,000, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTCQB Market under the symbol “ESMC.” Any over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not present actual transactions.
As of September 26, 2019 there were 1,270 holders of record of the Company’s common stock. On September 26, 2019 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.12 per share.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item 1A of this Form 10-K.

Executive Overview—years ended ended June 30, 2019 and 2018
The following highlights are discussed in further detail within this Form 10-K. The reader is encouraged to read this Form 10-K in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue decreased approximately $1,775,000 or 15.6%, to $9,627,000 during the year ended June 30, 2019 as compared to the last fiscal year. The decrease in net revenue is attributed to a decrease in EMI's total product sales of $316,000, related to a decrease in ophthalmic fundus photography system product sales of $384,000 as the Company discontinued the manufacturing of ophthalmic fundus photography systems offset by an increase in revenue from service plans of $68,000, a decrease in sales of Trek products of $243,000 due to back order related to sterilization and a decrease in sales in Sonomed's ultrasound products of $1,216,000, primarily attributable to decreases within North America, Latin America, Asia Pacific markets and Middle East.

•
Consolidated cost of goods sold totaled approximately $4,997,000, or 51.9%, of total revenue for the year ended June 30, 2019, as compared to $6,300,000, or 55.3%, of total revenue for the of the prior fiscal year. The decrease of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

•
Consolidated marketing, general and administrative expenses decreased $255,000, or 5.8%, to $4,142,000 for the fiscal year ended June 30, 2019, as compared to the prior fiscal year. The decrease is mainly due to decreased legal expense, decreased salary, commission and fringe benefits expense offset by increased consulting expense.

•
Consolidated research and development expenses increased $240,000, or 48.0%, to $740,000 for the fiscal year ended June 30, 2019, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and ultrasound certification costs incurred during the fiscal year ended June 30, 2019.

Results of Operations
Years ended Ended June 30, 2019 and 2018
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended ended June 30, 2019 and 2018. Table amounts are in thousands:

	For the years ended June 30,
	2019	2018	% Change
Net Revenue:
Products	$8,707	$10,550	(17.5)%
Service plans	$920	$852	8.0%
Total	$9,627	$11,402	(15.6)%
Consolidated net revenue decreased approximately $1,775,000 or 15.6%, to $9,627,000 during the year ended June 30, 2019 as compared to the last fiscal year.The decrease in net revenue is attributed to a decrease in EMI's total product sales of $316,000, related to a decrease in ophthalmic fundus photography system product sales of $384,000 offset by an increase in revenue from service plans of $68,000, a decrease in sales of Trek products of $243,000 due to back order related to sterilization and a decrease in sales in Sonomed's ultrasound products of $1,216,000, primarily attributable to decreases within North America, Latin America, Asia Pacific markets and Middle East.

The table amounts are in thousands:

	For the years ended June 30,
	2019		2018
Domestic	$5,587	58.0%	$6,802	59.7%
Foreign	4,040	42.0%	4,600	40.3%
Total	$9,627	100.0%	$11,402	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the years ended ended June 30, 2019 and 2018. Table amounts are in thousands:

	For the years ended June 30,
	2019	%	2018	%
Cost of Goods Sold:
	$4,997	51.9%	$6,300	55.3%
Total	$4,997	51.9%	$6,300	55.3%

Consolidated cost of goods sold totaled approximately $4,997,000, or 51.9%, of total revenue for the year ended June 30, 2019, as compared to $6,300,000, or 55.3%, of total revenue of the prior fiscal year. The decrease of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2019 and 2018. Table amounts are in thousands:

	For the years ended June 30,
	2019	2018	% Change
Marketing, General and Administrative:
	$4,142	$4,397	(5.8)%
Total	$4,142	$4,397	(5.8)%

Consolidated marketing, general and administrative expenses decreased $255,000, or 5.8%, to $4,142,000 for the year ended June 30, 2019, as compared to the prior fiscal year. The decrease is mainly due to decreased legal expense, decreased salary, commission and fringe benefits expense offset by increased consulting expense.
The following table presents consolidated research and development expenses for the years ended ended June 30, 2019 and 2018.
Table amounts are in thousands:

	For the years ended June 30,
	2019	2018	% Change
Research and Development:
	$740	$500	48.0%
Total	$740	$500	48.0%
Consolidated research and development expenses increased $240,000, or 48.0%, to $740,000 for the year ended June 30, 2019, as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the fiscal year ended June 30, 2019.

Other income (expense)

The Company did not have significant other income during the year ended June 30, 2019.  On October 2, 2017 Escalon and Modernizing Medicine Inc. (“MMI”) entered into a Source Code Software Licensing Agreement . The

Agreement provided MMI a non-exclusive perpetual License to the source code of Escalon’s proprietary image management software (“AXIS source code”) for a one-time payment of $500,000. MMI continues to be an authorized reseller of the AXIS product.  During the year ended June 30, 2019, interest expense decreased mostly because there was no more interest expense for related party debt after the conversion of related party debt to equity on February 14, 2018, as compared to the year ended June 30, 2018.
Liquidity and Capital Resources

Our total cash on hand as of June 30, 2019 was approximately $410,000 excluding restricted cash of approximately $253,000 compared to approximately $874,000 of cash on hand and restricted cash of $250,000 as of June 30, 2018. Approximately $48,000 was available under our line of credit as of June 30, 2019.

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

As of June 30, 2019 we had an accumulated deficit of approximately $68.2 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2019 and June 30, 2018. Table amounts are in thousands:

	June 30,	June 30,
	2019	2018
Current Ratio:
Current assets	$4,313	$4,584
Less: Current liabilities	2,260	2,247
Working capital	$2,053	$2,337
Current ratio	1.91 to 1	2.04 to 1
Debt to Total Capital Ratio:
Line of credit and note payable	$220	$186
Total debt	220	186
Total equity	2,162	2,412
Total capital	$2,382	$2,598
Total debt to total capital	9.2%	7.0%
Working Capital Position
Working capital decreased approximately $284,000 as of June 30, 2019, and the current ratio decreased to 1.91 to 1 from 2.04 to 1 when compared to June 30, 2018.
Overall total current assets decreased approximately $271,000 to approximately $4,313,000 as of June 30, 2019 from $4,584,000 as of June 30, 2018. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $13,000 to $2,260,000 in 2019 from $2,247,000 as compared to June 30, 2018. The decrease in current assets and increased in current liabilities is mainly as result of the decreased sales.
Debt to total capital ratio was 9.2% and 7.0% as of June 30, 2019 and June 30, 2018, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to the increase in the line of credit and increased accumulated deficit as a result of the net loss for the year ended June 30, 2019. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Newtek with a total payment of $201,575.
Cash Used In or Provided By Operating Activities
During the year ended June 30, 2019 the Company used approximately $473,000 of cash from operating activities as compared to providing cash of approximately $107,000 for operating activities during the last fiscal year.
For the year ended June 30, 2019, the Company had a net loss of approximately $250,000. Cash outflows were mainly due to the cash outflow due to an increase in accounts receivable of $104,000, an increase in other current assets of $25,000, an increase in inventory of 55,000, a decrease in accrued expenses of $105,000, a decrease in accrued post retirement benefits of $59,000, a decrease in deferred revenue of $54,000. The cash inflow is offset by an increase in accounts payable of $138,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $48,000. The cash outflow is mainly due to decreased sales and continued investment in research and development for AXIS software development.
For the year ended June 30, 2018, the Company had a net income of $584,000. Cash inflows were mainly due to the cash inflow from a decrease in accounts receivable of $150,000 as the Company improved the collection, a decrease in inventory of $41,000, non cash items of depreciation and amortization of $49,000, an increase in related party accrued interest of $59,000, an increase in accrued expenses of $238,000 and an increase in liabilities of discontinued operations of $1,000, partially offset by an increase in other current assets of $40,000, a decrease in allowance of doubtful accounts of $53,000, decrease in accounts payable of $519,000 and a decrease in accrued post retirement benefits of $50,000.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2019 were due to purchase of equipment of approximately $22,000.
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
Cash Flows Provided by Financing Activities
For the year ended June 30, 2019 the cash inflow from financing activities of $34,000 was due to the increase in the line of credit in amount of $37,000 as a result of the Company refinancing the line of credit with TD Bank in July 2019 offset by auto loan payment of $3,000.
During 2018 the cash inflow from financing activities were due to proceeds from related party note payable of $100,000 reduced by the repayment of the line of credit of $85,000.
Debt Financing

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of June 30, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral. Upon signing the agreement the Company also authorized TD bank to payoff the line of credit with Newtek Business Credit ("Newtek"). The total payment was $201,575, which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in accrued expense as of June 30, 2018. The line of credit from Newtek was paid off on July 3, 2018.

As of June 30, 2019 and June 30, 2018, the line of credit balance was $201,575 with TD bank and $165,000 from Newtek, respectively. The line of credit interest expense was $17,000 and $37,000 for the years ended ended June 30, 2019 and 2018, respectively.

Richard J. DePiano, Sr., (“Mr. DePiano”), the Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the years ended ended June 30, 2019 and 2018 was $0 and $59,162, respectively. As of both June 30, 2019 and June 30, 2018, accrued interest of $112,389 was recorded in accrued expenses.

Preferred stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2019 and June 30, 2018 the cumulative dividends payable was $70,968 ($0.0355 per share) and $19,368 ($0.0097 per share).
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

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 15 in the consolidated financial statements for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended June 30, 2019 and 2018, no impairments were recorded.
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2019 and 2018, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the fiscal year ended June 30, 2019.  Therefore, basic and diluted loss per common share for the year ended June 30, 2019 are the same. For the fiscal year ended June 30, 2018, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.
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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2019 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.
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
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2019 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

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
New Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), to clarify the principles of recognizing revenue and create common revenue recognition guidance under US GAAP and International Financial Reporting Standards. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five-step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As discussed in Revenue Recognition above, the Company adopted the new guidance on July 1, 2018.

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
In November 2016 the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. Early adoption was permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2016-18 on July 1, 2018. As a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company applied the amendments in this update prospectively to an award modified on or after July 1, 2018 and the application of this guidance didn't have an impact on the Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not yet Adopted
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to nineteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvement" which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company determined that this standard will have a material effect on the Company's balance sheet. While the Company continues to asses all of the effects of the adoption, the Company currently believes the most significant impact relates to recording the right-to-use assets and related lease liabilities on the consolidated balance sheets. On adoption as of July 1, 2019 the Company will recognize total lease liabilities of approximately $1,200,000 with corresponding ROU assets of almost the same amount based on the present value of the remaining lease minimum rental payments under the current leasing standards for existing operating lease.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact to the Company’s consolidated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Escalon Medical Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit and recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey

September 27, 2019

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$409,743	$874,002
Restricted cash	253,135	250,000
Accounts receivable, net	1,496,105	1,387,133
Inventories	1,878,860	1,823,414
Other current assets	274,993	249,620
Total current assets	4,312,836	4,584,169
Property and equipment, net	67,896	76,268
Trademarks and trade names	605,006	605,006
License, net	141,700	161,350
Total assets	$5,127,438	$5,426,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$165,000
Current portion of note payable	3,401	3,153
Accounts payable	666,510	528,844
Accrued expenses	656,707	762,032
Related party accrued interest	112,389	112,389
Current portion of post-retirement benefits (related party)	101,891	101,891
Deferred revenue	426,803	481,180
Liabilities of discontinued operations	90,933	92,532
Total current liabilities	2,260,209	2,247,021
Note payable, net of current portion	14,896	18,037
Accrued post-retirement benefits, net of current portion (related party)	690,094	749,480
Total long-term liabilities	704,990	767,517
Total liabilities	2,965,199	3,014,538
Commitments and contingencies (Note 8)
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $715,968 and $664,368)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding as of June 30, 2019 and June 30, 2018	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,192,219)	(67,942,203)
Total shareholders’ equity	2,162,239	2,412,255
Total liabilities and shareholders’ equity	$5,127,438	$5,426,793
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2019	2018
Net revenues:
Products	$8,707,154	$10,550,272
Service plans	919,509	852,000
Revenues, net	9,626,663	11,402,272
Costs and expenses:
Cost of goods sold	4,997,461	6,299,720
Marketing, general and administrative	4,142,392	4,397,498
Research and development	739,765	500,334
Total costs and expenses	9,879,618	11,197,552
(Loss) income from operations	(252,955)	204,720
Other income (expense)
Other income	11,122	500,000
Interest income	9,170	4,642
Interest expense	(17,353)	(125,687)
Total other income, net	2,939	378,955
Net (loss) income	(250,016)	583,675
Undeclared dividends on preferred stocks	51,600	19,368
Net (loss) income applicable to common shareholders	$(301,616)	$564,307
Net (loss) income per share
Basic (loss) income per share	$(0.04)	$0.07
Diluted (loss) income per share	$(0.04)	$0.06
Weighted average shares—basic	7,415,329	7,551,057
Weighted average shares—diluted	7,415,329	9,141,468
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Common Stock			Series A Convertible Preferred Stock				Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares	Amount		Shares		Amount
Balance at June 30, 2018	7,415,329	$7,415		2,000,000		$645,000		$69,702,043		$(67,942,203)		$2,412,255
Net loss	—	—	—	—		—		—		(250,016)		(250,016)
Balance at June 30, 2019	7,415,329	$7,415	—	2,000,000	—	$645,000	—	$69,702,043	—	$(68,192,219)	—	$2,162,239

	Common Stock			Series A Convertible Preferred Stock				Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares	Amount		Shares		Amount
Balance at June 30, 2017	7,551,430	$7,551		—		$—		$69,701,907		$(68,525,878)		$1,183,580
Issuance of stock for debt	—	—		2,000,000		645,000		—		—		645,000
Net income	—	—		—		—		—		583,675		583,675
Cancellation of common stock	(136,101)	(136)		—		—		136		—		—
Balance at June 30, 2018	7,415,329	$7,415	—	2,000,000	—	$645,000	—	$69,702,043	—	$(67,942,203)	—	$2,412,255
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(250,016)	$583,675
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recovery of allowance of doubtful accounts	(5,450)	(53,190)
Other income	—	(500,000)
Depreciation and amortization	50,139	49,218
Change in operating assets and liabilities:
Accounts receivable	(103,522)	149,827
Inventories	(55,446)	94,524
Other current assets	(25,373)	(40,076)
Accounts payable	137,666	(518,619)
Accrued expenses	(105,325)	237,930
Related party accrued interest	—	59,162
Accrued post-retirement benefits (related party)	(59,386)	(49,867)
Deferred revenue	(54,377)	92,745
Liabilities of discontinued operations	(1,599)	1,407
Net cash (used in) provided by operating activities	(472,689)	106,736
Cash Flows from Investing Activities:
Proceeds from sales of source code licensing agreement	—	500,000
Purchase of equipment	(22,117)	(29,352)
Purchase of licenses	—	(12,500)
Net cash (used in) provided by investing activities	(22,117)	458,148
Cash Flows from Financing Activities:
Proceeds from related party note payable	—	100,000
Repayment of note payable	(2,893)	—
Proceeds from (repayment of ) line of credit	36,575	(85,000)
Net cash provided by financing activities	33,682	15,000
Net (decrease) increase in cash, cash equivalents and restricted cash	(461,124)	579,884
Cash, cash equivalents and restricted cash, beginning of year	1,124,002	544,118
Cash, cash equivalents and restricted cash, end of year	$662,878	$1,124,002

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$409,743	$874,002
Restricted cash	253,135	250,000
	$662,878	$1,124,002
Beginning of year
Cash and cash equivalents	$874,002	$544,118
Restricted cash	250,000	—

	$1,124,002	$544,118

Supplemental Schedule of Cash Flow Information:
Interest paid	$44,315	$37,811
Non Cash Finance and Investing Activities
Note payable for acquisition of vehicle	$—	$22,372
Related party note payable converted to preferred stock	$—	$645,000
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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of June 30, 2019, the Company had an accumulated deficient of $68 million, and incurred recurring losses from operations and incurred recurring negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally affected in the United States of America ("US GAAP") requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.

Restricted Cash
As of June 30, 2019 and June 30, 2018 restricted cash included approximately $253,000 and $250,000 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 12).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the fiscal years ended June 30, 2019 and 2018.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. 2018. Allowance for doubtful accounts activity for the years ended June 30, 2019 and 2018 was as follows:

	June 30,
	2019	2018
Balance, July 1	$118,930	$172,120
Recovery in bad debts	(5,450)	(45,593)
Write-offs	(2,973)	(7,597)
Balance, June 30	$110,507	$118,930

Inventories
Inventories include freight-in materials, labor and overhead costs, and are stated at the lower of cost (first-in, first-out) or net realizable value.The Company writes down its inventories as it becomes aware of any situation where the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions.

	For the years ended June 30,
	2019	2018
Raw materials	$874,985	$652,613
Work in process	225,254	192,287
Finished goods	778,621	978,514
Total inventories	$1,878,860	$1,823,414
Property and Equipment
Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2019 and 2018 was approximately $30,000 and $29,000, respectively.
Property and equipment consist of the following:

Property Plant and Equipment

	June 30,
	2019	2018
Equipment	$717,460	$701,848
Furniture and fixtures	149,835	143,330
Leasehold improvements	28,549	28,549
	895,844	873,727
Less: Accumulated depreciation and amortization	(827,948)	(797,459)
	$67,896	$76,268
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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended June 30, 2019 and June 30, 2018, no impairments were recorded.
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
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2019 and 2018 was $33,000 and $27,000, respectively.
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2019 and 2018, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the year ended June 30, 2019.  Therefore, basic and diluted loss per common share for the year ended June 30, 2019 are the same. For the year ended June 30, 2018, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the years ended June 30,
	2019		2018
Numerator:
Numerator for basic earnings (loss) per share:
Net (loss) income	$(250,016)		$583,675
Undeclared dividends on preferred stock	51,600		19,368
Net (loss) income applicable to common shareholders	$(301,616)		$564,307
Numerator for diluted earnings per share:
Net (loss) income applicable to common shareholders	$(301,616)		$564,307
Undeclared dividends on preferred stock	51,600		19,368
Net (loss) income	$(250,016)		$583,675
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329		7,551,057
Weighted average preferred stock converted to common stock	—		1,590,411
Denominator for diluted earnings (loss) per share - weighted average and assumed conversion	7,415,329	—	9,141,468
Net (loss) income per share:
Basic net (loss) income per share	$(0.04)		$0.07
Diluted net (loss) income per share	$(0.04)		$0.06

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the years ended June 30,
	2019	2018
Stock options	213,000	367,500
Convertible preferred stock	4,773,120	—
Total potential dilutive securities not included in income per share	4,986,120	367,500

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2019 and June 30, 2018, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statements of operations. As of June 30, 2019 and June 30, 2018, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

Reclassifications

Related party accrued interest in the June 30, 2018 consolidated balance sheet has been reclassed from accrued expense to be conformity with the current year presentation.
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

The Company adopted the new guidance on July 1, 2018. The timing of revenue recognition and treatment of contract costs remains unchanged under Topic 606. As such, the adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements. The information presented for the periods prior to July 1, 2018 has not been restated and is reported under the accounting standard in effect for those periods. See Note 15 for further information regarding the Company’s implementation and disclosures in accordance with ASC 606.

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
In November 2016 the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. Early adoption was permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2016-18 on July 1, 2018. As a result, restricted cash has been included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017 FASB issued the amendments in ASU 2017-09- Compensation-Stock Compensation (“ASC Topic 718”): Scope of Modification Accounting: These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. For public companies, these amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company applied the amendments in this update prospectively to an award modified on or after July 1, 2018 and the application of this guidance didn't have an impact on the Company’s consolidated financial position or results of operations.

New Accounting Pronouncements Not yet Adopted
In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to nineteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvement" which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company determined that this standard will have a material effect on the Company's balance sheet. While the Company continues to asses all of the effects of the adoption, the Company currently believes the most significant impact relates to recording the right-to-use assets and related lease liabilities on the consolidated balance sheets. On adoption as of July 1st 2019 the Company will recognize total lease liabilities of approximately $1,200,000 with corresponding ROU assets of almost the same amount based on the present value of the remaining lease minimum rental payments under the current leasing standards for existing operating lease.

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

4. Intangible Assets
The Company's intangible assets consist of the following:

	2019	2018
Trademarks and trade names
Net carrying amount	$605,006	$605,006
Total	$605,006	$605,006
Patents
It is the Company’s practice to seek patent protection on processes and products in various countries. Patent application costs are capitalized and amortized over their estimated useful lives, not exceeding 17 years, on a straight-line basis from the date the related patents are issued. Costs associated with patents no longer being pursued are expensed. The gross carrying amount on patents was approximately $91,000 at June 30, 2019 and 2018. The parents have been fully amortized on June 30, 2018. Amortization expense for the years ended June 30, 2019 and 2018 was approximately $0 and $400, respectively.

Licenses

The Company purchased new licenses of $0 and $12,500 for year end June 30, 2019 and 2018, respectively and the cost is capitalized and amortized over 10 years. Amortization expense is approximately $20,000 for each of the years ended June 30, 2019 and 2018. Annual amortization related entirely to licenses is estimated to be approximately $20,000 for the years ending June 30, 2020 through 2024 and $42,000 thereafter.
The following table presents amortized licenses as of June 30, 2019:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(57,300)	$141,700
Total	$199,000	$—	$199,000	$(57,300)	$141,700

The following table presents amortized licenses as of June 30, 2018:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(37,650)	$161,350
Total	$199,000	$—	$199,000	$(37,650)	$161,350

5. Accrued Expenses
The following table presents accrued expenses:

	June 30, 2019	June 30, 2018
Accrued compensation	$396,609	$424,871
Line of credit interest accrual	1,013	29,797
Customer deposits	16,006	61,494
Warranty reserve	32,078	32,078
Sales tax payable	100,582	104,539
Rent payable	70,587	49,458
Other accruals	39,832	59,795
Total accrued expenses	$656,707	$762,032

Accrued compensation as of June 30, 2019 and 2018 primarily relates to payroll, vacation accruals, and payroll tax liabilities.

6. Capital Stock Transactions
Stock Option Plans
As of June 30, 2019, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. After accounting for shares issued upon exercise of options, a total of 213,000 shares of the Company’s common stock remain available for issuance as of June 30, 2019. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2019, options to purchase 213,000 shares of the Company’s common stock were outstanding, of which 213,000 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2019 and 2018:

	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	367,500	$1.78	502,000	$2.12
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(154,500)	2.21	(134,500)	$3.05
Outstanding at the end of the year	213,000	$1.48	367,500	$1.78
Exercisable at the end of the year	213,000	$1.48	367,500	1.78
Weighted average fair value of options granted during the year		$—		$—
The following table summarizes information about stock options outstanding as of June 30, 2019:

	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	6.83	$0.79	21,000	$0.79
$1.45 to $2.12	192,000	3.52	$1.55	192,000	$1.55
Total	213,000			213,000
There was no compensation expense related to stock options for the years ended June 30, 2019 and 2018.

7. Income Taxes
The provision for income taxes for the years ended June 30, 2019 and 2018 consists of the following:

	2019	2018
Current income tax (benefit) provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	44,287	(3,498,532)
State	12,653	(999,581)
Change in valuation allowance	(56,941)	4,498,113
	—	—
Income tax (benefit)	$—	$—
Income taxes (benefit) as a percentage of income (loss) for the years ended June 30, 2019 and 2018 differ from statutory federal income tax rate due to the following:

	2019	2018
Statutory federal income tax rate	21.00%	34.00%
Permanent differences	0.00%	(0.51)%
Tax Act-revaluation of net deferred tax assets	0.00%	(33.49)%
Valuation allowance	(21.00)%	0.00%
Effective income tax rate	0.00%	0.00%
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
Pursuant to the SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 22, 2018, the Company has completed the accounting for the effects of the Tax Act and there were no additional measurement adjustments.

The components of the net deferred income tax assets and liabilities as of June 30, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$7,102,298	$7,042,134
Executive post retirement costs	166,317	178,788
General business credit	207,698	207,698
Allowance for doubtful accounts	23,207	24,975
Accrued vacation	40,565	46,527
Inventory reserve	102,002	96,813
Accelerated depreciation	127,642	119,980
Warranty reserve	6,736	6,736
Total deferred income tax assets	7,776,465	7,723,651
Valuation allowance	(7,619,657)	(7,562,716)
	156,808	160,935
Deferred income tax liabilities:
Accelerated depreciation	(156,808)	(160,935)
Total deferred income tax liabilities	(156,808)	(160,935)
	$—	$—
As of June 30, 2019, the Company has a valuation allowance of $7,619,657, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2019, the valuation allowance increased by $56,941 and during the year ended June 30, 2018, the valuation decreased by $4,498,113. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. Any tax benefits related to stock options that may be recognized in the future through reduction of the associated valuation allowance will be recorded as additional paid-in capital. The Company has available federal and state net operating loss carry forwards of approximately $32,329,000 and $3,273,000, respectively, of which $14,528,000 and $2,811,000, respectively, will expire over the next ten years, $17,353,000 and $461,000, respectively, will expire in years eleven through twenty, and $448,000 and $0, respectively, which will not expire.
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

With few exceptions, the Company is no longer subject to audits by tax authorities for tax years prior to the year ended June 30, 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2019, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

8. Commitments and Contingencies
Commitments

The Company leases its manufacturing, research and corporate office facilities and certain equipment under non-cancelable operating lease arrangements. The future annual amounts to be paid under these arrangements as of June 30, 2019 are as follows:

Year Ending June 30,	Lease Obligations
2020	356,414
2021	272,881
2022	256,311
2023	188,755
2024	189,790
Thereafter	96,830
Total	$1,360,981

The Company's current corporate office lease of 3,954 square feet located in 435 Devon Park Drive, Wayne, Pennsylvania will expire in December 31, 2019. In July 23, 2019 the Company entered into a lease agreement to lease 2,186 square feet located at 800 Devon Park Drive, Wayne, Pennsylvania under a five-year lease agreement after the current lease term ends. This lease agreement is effective January 1, 2020 with annual lease payments ranging between $62,301 and $68,769.
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
On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2019 and 2018.
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman, Mr. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company is obligated to pay the executive $8,491 per month per life per life, with payments commencing the month after retirement.
As of June 30, 2019 and 2018 approximately $792,000 and $851,000 was accrued for Mr. DePiano's retirement benefits, respectively. These amounts represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019 and 2018, respectively. The changes related to post-retirement plans for the years ended June 30, 2019 and 2018 were as follows:

	2019	2018
Balance July 1,	$851,371	$901,238
Actuarial adjustment	42,505	52,024
Payment of benefits	(101,891)	(101,891)
Balance June 30,	$791,985	$851,371

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

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2019 and June 30, 2018 (in thousands):

	June 30,	June 30,
	2019	2018
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	91	93
Total liabilities	91	93
Net liabilities of discontinued operations	$(91)	$(93)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of June 30, 2019 and June 30, 2018 the liability was approximately $91,000 and $93,000, respectively.

11. Related Party Transactions and Preferred Stock

Richard J. DePiano, Sr., (“Mr. DePiano”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the years ended ended June 30, 2019 and 2018 was $0 and $59,162, respectively. As of both June 30, 2019 and June 30, 2018, accrued interest of $112,389 was recorded.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2019 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

Subject to the terms and conditions of Preferred Stock, the holder of any share or shares of the Preferred Stock has the right, at its option at any time, to convert each such share of Preferred Stock (except that, upon any liquidation of the Company, the right of conversion will terminate at the close of business on the business day fixed for payment of the amounts distributable on the Preferred Stock) into 2.15 shares of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject to standard provisions for adjustment in the event of a subdivision or combination of the Company’s Common Stock and upon any reorganization or reclassification of the capital stock of the Company. If the Holders were to convert their shares of Preferred Stock into Common Stock at the Conversion Ratio the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the then outstanding shares of Common Stock assuming such conversion.

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or

(ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2019 and June 30, 2018 the cumulative dividends payable is $70,968 ($0.0355 per share) and $19,368 ($0.0097 per share), respectively.

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

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of June 30, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano chairman of the Company executed a guarantee of the loan in favor of TD Bank. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Netwtek. The total payment was $201,575 which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The underminimum fees of $28,797 was included in accrued expense as of June 30, 2018.

As of June 30, 2019 and June 30, 2018, the line of credit balance was $201,575 with TD bank and $165,000 from Newtek, respectively. The line of credit interest expense was $17,000 and $37,000 for the years ended ended June 30, 2019 and 2018, respectively. The line of credit from Newtek was paid off on July 3, 2018.

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

Major Customer

No customer accounted for more than 10% of net sales during the years ended June 30, 2019 and 2018.

As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance. As of June 30, 2018 the Company had one customer that represents approximately 11% of the total accounts receivable balance.

Major Supplier

The Company's two largest suppliers accounted for 30% and 11% of the total purchase for the year ended June 30, 2019. The Company's two largest suppliers accounted for of total purchases for more than 41% and 36% of total purchase in in the year ended June 30, 2018.

Foreign Sales
Domestic and international sales from continuing operations are as follows:
Table amounts are in thousands:

	For the years ended June 30,
	2019		2018
Domestic	$5,587	58.0%	$6,802	59.7%
Foreign	4,040	42.0%	4,600	40.3%
Total	$9,627	100.0%	$11,402	100.0%

15. Revenue from Contracts with Customers

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

	Years ended June 30,
	2019	2018
Beginning of Year	$481,000	$388,000
Additions	888,000	969,000
Revenue Recognized	942,000	876,000
End of Year	$427,000	$481,000

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2019 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Operations for the years ended June 30, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

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

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)
	(c)	Statement with respect to shares dated February 15, 2018. (18)
3.2		Bylaws of Registrant. (8)

10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)
10.37	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.38	Debt Exchange Agreement as of February 14, 2018 (18)
10.39	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.40	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.41	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(18)	Filed as an exhibit to the Company's Form 8-K, dated February 15, 2018
(19)	Filed as exhibit to the Company's Form 8-K dated July 6, 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano	Chairman	September 27, 2019
Richard J. DePiano

By:	/s/ Richard J. DePiano, Jr.	Chief Executive Officer (Principal Executive Officer)	September 27, 2019
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 27, 2019
Mark Wallace

By:	/s/ John P. Dogum	Director	September 27, 2019
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 27, 2019
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 27, 2019
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 27, 2019
David J Jacovini