Form 10-K/A
period 2019-06-30
ESCALON MEDICAL CORP
filed 2019-10-25
CIK 862668

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
As of September 26, 2019, the registrant had 7,415,329 shares of common stock outstanding.

Escalon Medical Corp.

Form 10K/A

For the Year Ended June 30, 2019

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 24, 2019.

Name	Age	Position
Richard J. DePiano, Jr.	53	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	50	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	56	Director
C. Todd Trusk	52	Director
John P. Dogum	53	Director
David J. Jocavini	43	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 24, 2019. Officers serve at the discretion of the board of directors. Our Chairman, Richard J. DePiano Sr. passed away on October 3, 2019.
Mr. DePiano, Jr. has been a Class I director since May 9, 2013, and was appointed our President and General Counsel of the Company on January 1, 2008 and our Chief Executive Officer on September 28, 2013. Previously, he was Chief Operating Officer and General Counsel. Mr. DePiano, Jr. joined us in November of 2000 as Vice President Corporate and Legal Affairs. He currently serves as a member of the board of directors, and served as President from 2008 to 2009 of the Delaware Valley Corporate Counsel Association (“DELVACCA”). Mr. DePiano, Jr. also serves as a member of the nominations committee, Chairman of the law school initiative committee and member of the pro-bono committee of DELVACCA. He also is vice chairman of the board of directors of the Montgomery County Industrial Development Authority.
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
Ms. Napolitano has served on our board of directors since 2003. She is a Class II director. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principles, business operations and regulatory compliance. We believe that Ms. Napolotano’s financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.

Mr. Trusk was appointed as a member of our Board in 2015 as a Class I director. He is President of BroadBase Solutions, Inc., an information technology staffing and consulting firm since 2000. Mr. Trusk was a sales executive with CB Technologies an IT consulting firm based in the Philadelphia suburbs. Before joining CB Technologies Mr. Trusk held several sales and sales management positions within the disposable medical equipment markets. B. Braun Medical from 1994 to 1997 and Calgon Vestal Labs, a subsidiary of Merck & Co.; Inc. from 1991 to 1994. We believe Mr. Trusk’s operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

David J. Jacovini, was appointed as a Class III director in February 2018. David J. Jacovini has led asset management firms since 2006. He was President and Founder of Innovator Management LLC, a sponsor of mutual funds and exchange traded funds, from 2011 to 2017. He served as Chief Executive Officer and portfolio manager of Academy Asset Management LLC from 2007 to 2015. Between 2007 and 2017 he held the positions of President, Treasurer, and Trustee of the Academy Funds Trust, a registered investment company. Prior to that, he worked on Wall Street as a derivatives marketer at Deutsche Bank AG and as a municipal strategist at Prudential Securities Incorporated. He holds a BA from the College of the Holy Cross and an MBA from the MIT Sloan School of Management. We believe Mr. Jacovini's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

John P. Dogum was appointed as a Class II director in February 2018. John P. Dogum is a partner at Martin Law where he has been working since 2003. He has concentrated his practice on litigating Pennsylvania workers’ compensation cases since 1992. Mr. Dogum has served as consultant to major insurers in addition to frequently appearing before Workers’ Compensation Judges in the Eastern region of Pennsylvania. Mr. Dogum has argued a case of first impression before the Third Circuit Court of Appeals. He has also litigated claims under the Federal Longshore and Harbor Workers’ Compensation Act. Mr. Dogum has been listed as a Pennsylvania Super Lawyer since 2009 as well as a Top 100 Philadelphia Super Lawyer in 2009. He has been listed as a Best Lawyer since 2013 by Best Lawyers in America. He holds a BS from the Susquehanna University and JD from the Widener University School of Law. We believe Mr. Dogum's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2019.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Trusk, John P. Dogum and David J. Jocavini. Our board of directors has determined that each audit member has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities.

Item 11. Executive Compensation
Overview of Executive Employment Agreements and Equity-Based Awards
On June 23, 2005, we entered into a Supplemental Executive Retirement Benefit Agreement with the Chairman, Richard J. DePiano. The agreement provides for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services with the Company under the following circumstances:

•
The Company is obligated to pay the executive $8,000 per month for life, with payments commencing the month after retirement. The payout was been $8,491 per month adjust for cost of living and continued in 2018. Mr. DePiano, Sr. passed away on Oct. 3, 2019 and the Company has no further contingent obligation under the agreement.

As of June 30, 2019 and 2018 approximately $791,985 and $851,371 was accrued for retirement benefits, respectively. Mr. DePiano Sr., the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano advanced the Company $545,000 as of June 30, 2017 and advanced an additional $100,000 during fiscal year 2018 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. Related party interest expense for the years ended ended June 30, 2019 and 2018 was $0 and $59,162, respectively. As of both June 30, 2019 and June 30, 2018, accrued interest of $112,389 was recorded.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr., the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

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
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2019, 2018 and 2017.

Name and Principal Position (2)	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano, Sr. Chairman	2019	$26,000			$—			$111,981	$137,981
	2018	$26,000			$—			$111,981	$137,981
	2017	$26,000			$—			$111,981	$137,981

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2019	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2018	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2017	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2019	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2018	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2017	$149,000	$—	$—	$—	$—	$—	$810	$149,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, Sr., includes payment of $101,891 under his supplemental Executive Retirement Agreement. Mr. DePiano, Sr. passed away on October 3, 2019.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2019.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano, Sr.
	20,000	—	—	$1.51	11/16/2019
	10,000	—	—	$1.57	5/7/2024
	10,000	—	—	$0.79	5/7/2026
Richard J. DePiano, Jr.
	12,000	—	—	$1.51	11/16/2019
	45,000	—	—	$1.57	5/7/2024
Mark Wallace
	10,000	—	—	$1.51	11/16/2019
	35,000	—	—	$1.57	5/7/2024

Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2019, none of our non-employee directors received any compensation.

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
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 24, 2019 information about the beneficial ownership of our common stock by (1) each director as of October 24, 2019, (2) each Named Executive Officer, (3) all directors and executive officers as of October 24, 2019 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class		Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Sr.	4,440,627	(2)	36.4%	(2)	40,000	4,480,627	(2)	36.8%	(2)

Richard J. DePiano, Jr.	206		—%		57,000	57,206		*
Mark G. Wallace	—		—%		45,000	45,000		*
Lisa A. Napolitano	—		—%		56,000	56,000		*
C. Todd Trusk	250		—%		7,000	7,250		*
John P. Dogum	—		—%		—	—		*
David J. Jocavinni	—		—%		—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		36.4%		205,000	4,646,083		38.1%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

(2) The number of outstanding shares in Mr. Richard J.DePiano, Sr. include 4,300,000 shares of common stock that Mr. DePiano has the right to acquire upon conversion of 2,000,000 shares of Series A Preferred Stock held by him. The 2,000,000 shares of preferred stock are entitled to 13 votes per share and vote together with the common stock in all matters brought to the shareholders for a vote. His percentage of voting power therefore is 78.22%. Mr. DePiano, Sr. passed away on Oct. 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr. as executor. When Mr. DePiano, Jr. qualifies as executor, which is expected to take place on or before November 15, 2019, he will have control over the listed shares in his capacity as executor of Mr. DePiano, Sr.'s estate.

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2019, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	213,000	$1.48
Equity Compensation plans not approved by shareholders	—	—	—
	213,000	$1.48	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr., the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

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

    Richard J. DePiano, Sr. passed away on Oct. 3, 2019.
Director Independence

Our board of directors has determined that, Lisa Napolitano, C. Todd Trusk, John P. Dogum and David J. Jocavini are
“independent,” as such term is defined in the applicable rules of the SEC.

ITEM 14.	Principal Accounting Fees and Services
Mayer Hoffman McCann LLP has been our our principal accountant until January 18, 2018. On January 18, 2018, the Audit Committee of the Company’s Board of Directors approved the appointment of Friedman LLP as the Company’s independent registered public accounting firm for the year ended June 30, 2018. The following table sets forth the aggregate fees billed to us by Friedman LLC, for the fiscal years ended June 30, 2019 and the aggregate fees bill by both Mayer Hoffman McCann, LLP and Friedman LLC for the fiscal year ended June 30, 2018.

	For the years ended June 30,
	2019	2018
Audit Fees	$136,000	$133,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$136,000	$133,000
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

Escalon Medical Corp. (Registrant)

By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer
Dated: October 25, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.