Form 10-Q
period 2019-09-30
ESCALON MEDICAL CORP
filed 2019-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019
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

N/A
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company. or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of November 13, 2019.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$415,818	$409,743
Restricted cash	253,404	253,135
Accounts receivable, net	1,355,105	1,496,105
Inventories	1,900,680	1,878,860
Other current assets	227,663	223,078
Total current assets	4,152,670	4,260,921
Property and equipment, net	60,903	67,896
Right-of-use assets	1,055,682	—
Trademarks and trade names	605,006	605,006
License, net	136,787	141,700
Other long term assets	62,788	51,915
Total assets	$6,073,836	$5,127,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,491	3,401
Accounts payable	691,361	666,510
Accrued expenses	619,413	656,707
Related party accrued interest	112,389	112,389
Current portion of post-retirement benefits (related party)	8,491	101,891
Current portion of operating lease liabilities	281,085	—
Deferred revenue	426,470	426,803
Liabilities of discontinued operations	87,494	90,933
Total current liabilities	2,431,769	2,260,209
Note payable, net of current portion	13,984	14,896
Operating lease liabilities, net of current portion	844,471	—
Accrued post-retirement benefits, net of current portion (related party)	—	690,094
Total long-term liabilities	858,455	704,990
Total liabilities	3,290,224	2,965,199
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $728,974 and $715,968)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(67,570,846)	(68,192,219)
Total shareholders’ equity	2,783,612	2,162,239
Total liabilities and shareholders’ equity	$6,073,836	$5,127,438
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,
	2019	2018
Net revenues:
Products	$2,052,779	$2,022,383
Service plans	235,209	236,000
Revenues, net	2,287,988	2,258,383
Costs and expenses:
Cost of goods sold	1,176,670	1,203,133
Marketing, general and administrative	999,427	1,002,237
Research and development	245,638	96,408
Total costs and expenses	2,421,735	2,301,778
Loss from operations	(133,747)	(43,395)
Other income (expense)
Other income	758,021	—
Interest income	1,083	2,510
Interest expense	(3,984)	(6,851)
Total other income, net	755,120	(4,341)
Net income (loss)	621,373	(47,736)
Undeclared dividends on preferred stocks	13,006	13,005
Net income (loss) applicable to common shareholders	$608,367	$(60,741)
Net income (loss) per share
Basic income (loss) per share	$0.08	$(0.01)
Diluted income (loss) per share	$0.05	$(0.01)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	12,188,449	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,192,219)		$2,162,239
Net income	—	—	—	—	—	—		621,373		621,373
Balance at September 30, 2019	2,000,000	$645,000	7,415,329	$7,415	—	$69,702,043	—	$(67,570,846)	—	$2,783,612

	Series A Convertible Preferred Stock			Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares		Amount	Shares	Amount
Balance at June 30, 2018	—		$—	7,415,329	$7,415		$69,702,043		$(67,942,203)		$2,412,255
Net loss	—		—	—	—		—		(47,736)		(47,736)
Balance at September 30, 2018	—	—	$—	7,415,329	$7,415	—	$69,702,043	—	$(67,989,939)	—	$2,364,519
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$621,373	$(47,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,906	13,186
Non cash lease expense	82,195	—
Non cash post-retirement benefits adjustment	(758,021)	—
Change in operating assets and liabilities:
Accounts receivable	141,000	(35,343)
Inventories	(21,820)	58,232
Other current assets	(4,585)	(7,427)
Other long-term assets	(10,873)	—
Accounts payable	24,851	150,153
Accrued expenses	33,295	(130,257)
Accrued post-retirement benefits (related party)	(25,473)	(6,360)
Change in operating lease liability	(82,910)	—
Deferred revenue	(333)	17,106
Liabilities of discontinued operations	(3,439)	278
Net cash provided by operating activities	7,166	11,832
Cash Flows from Investing Activities:
Purchase of equipment	—	(6,506)
Net cash used in investing activities	—	(6,506)
Cash Flows from Financing Activities:
Repayment of note payable	(822)	(506)
Proceeds from line of credit	—	36,575
Net cash (used in) provided by financing activities	(822)	36,069
Net increase in cash, cash equivalents and restricted cash	6,344	41,395
Cash, cash equivalents and restricted cash, beginning of year	662,878	1,124,002
Cash, cash equivalents and restricted cash, end of year	$669,222	$1,165,397

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$415,818	$914,616
Restricted cash	253,404	250,781
	$669,222	$1,165,397
Beginning of period
Cash and cash equivalents	409,743	874,002
Restricted cash	253,135	250,000
	$662,878	$1,124,002

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,827	$35,648
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$1,137,878	$—
Record lease liability per ASC 842	$1,208,466	$—
See notes to unaudited condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Security and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2019. The results of operations for the three months ended September 30, 2019 are not ncecssarily indicative of the results to be expected for the full year.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of September 30, 2019, the Company had an accumulated deficient of $67.6 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally affected in the US GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.
Restricted Cash
As of September 30, 2019 and June 30, 2019 restricted cash included $253,404 and $253,135 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three months ended September 30, 2019 and 2018.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of September 30, 2019 and June 30, 2019.

Inventories
Inventories include freight-in materials, labor and overhead costs, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventories as it becomes aware of any situation whereas the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions.

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
During the three months ended September 30, 2019 and September 30, 2018, no impairments were recorded.
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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The carrying amount of the accrued post retirement benefits approximates fair value since the Company utilizes approximate current market interest rates to calculate the liability. The Company determined that the carrying amount of the note payable and lease liabilities approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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

(in thousands)	Three Months Ended September 30,
	2019	2018
Beginning of Period	$427	$481
Additions	235	252
Revenue Recognized	235	235
End of Period	$426	$498

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September, 2019 and 2018, the average market prices for the three-month period then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month period ended September 30, 2018.  Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2018 are the same. For the three-month period ended September 30, 2019, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the Three Months Ended September 30,
	2019		2018
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss)	$621,373		$(47,736)
Undeclared dividends on preferred stock	13,006		13,005
Net income (loss) applicable to common shareholders	$608,367		$(60,741)
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	$608,367		$(60,741)
Undeclared dividends on preferred stock	13,006		—
Net income (loss)	$621,373		$(60,741)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	4,773,120		—
Denominator for diluted earnings (loss) per share - weighted average and assumed conversion	12,188,449	—	7,415,329
Net income (loss) per share:
Basic net income (loss) per share	$0.08		$(0.01)
Diluted net income (loss) per share	$0.05		$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended September 30,
	2019	2018
Stock options	213,000	213,000
Convertible preferred stock	—	4,515,820
Total potential dilutive securities not included in income per share	213,000	4,728,820

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2019 and June 30, 2019, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the unaudited condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the unaudited condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Reclassifications

Lease deposits of $51,915 in the June 30, 2019 consolidated balance sheet has been reclassed from other current assets to the other assets be conformity with the current period presentation.

New Accounting Pronouncements
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
New Accounting Pronouncements Recently Adopted

Effective July 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the cumulative effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $1,137,878 and $1,208,466 respectively. The adoption didn't materially impact the Company's unaudited condensed consolidated statements of operations or cash flows. See Note 11 for additional information on the Company's adoption of this standard.

In June 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material impact on the Company's unaudited condensed consolidated financial statements.
New Accounting Pronouncements Not yet Adopted

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.The adoption of this standard is not expected to have a material impact to the Company’s unaudited condensed consolidated financial statements.

4. Inventories

	September 30,	June 30,
(in thousands)	2019	2019
Inventories, net:
Raw Material	706	875
Work-In-Process	231	225
Finished Goods	964	779
Total	1,901	1,879

5. Discontinued Operations

BH Holdings, S.A.S ("BHH")

Drew Scientific, Inc. ("Drew"), an inactive subsidiary of the Company which was sold in 2012, has a controlling interest in BHH Holidngs, S.A.S ("BHH). On January 12, 2012 BHH, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly unaudited condensed consolidated financial statements and prior period amounts are presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at September 30, 2019 and June 30, 2019 (in thousands):

	September 30,	June 30,
	2019	2019
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	87	91
Total liabilities	87	91
Net liabilities of discontinued operations	$(87)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of September 30, 2019 and June 30, 2019 the liability was approximately $87,000 and $91,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano Sr., (“Mr. DePiano Sr.”), the Company’s Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano Sr. advanced the Company $645,000 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. There was no related party interest expense for the three months ended ended September 30, 2019 and 2018. As of September 30, 2019 and June 30, 2019, accrued interest of $112,389 was payable under the factoring agreement.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of September 30, 2019 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of September 30, 2019 and June 30, 2019 the cumulative dividends payable is $83,973 ($0.0420 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. When Mr. DePiano, Jr. qualifies as executor, which is expected to take place on or before November 15, 2019, he will have control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

7. Line of Credit

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of September 30, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr., chairman of the Company executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Newtek Business Credit ("Netwtek"). The total payment was $201,575 which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and underminimum fees of $28,797. The line of credit from Newtek was paid off on July 3, 2018.

As of September 30, 2019 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $4,000 and $7,000 for the three months ended ended September 30, 2019 and 2018, respectively.

8. Concentration of Credit Risk

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

Major Customer

One customer accounted for more than 10% of net sales during the three months ended September 30, 2019. No customer accounted for more than 10% of net sales during the three months ended September 30, 2018.

As of September 30, 2019 the Company had one customer that represents more than 10% of the total accounts receivable balance. As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance.

Major Supplier

The Company's two largest suppliers accounted for 15% and 25% of the total purchase for the three-month period ended September 30, 2019. The Company's two largest suppliers accounted for of total purchases for more than 12% and 24% of total purchase for the three-month period ended September 30, 2018.

Foreign Sales
Domestic and international sales from continuing operations are as follows:

( in thousands)	For the Three Months Ended September 30,
	2019		2018
Domestic	$1,467	64.1%	$1,469	65.1%
Foreign	821	35.9%	789	34.9%
Total	$2,288	100.0%	$2,258	100.0%

9. Retirement and Post-Retirement Plans
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman, Richard DePiano, Sr. (Mr. DePiano Sr.). The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the three-month period ended September 30, 2019. The remaining $8,491 accrual as of September 30, 2019 represents the final payment that was made on October 1, 2019.

10. Leases

The Company adopted ASC Topic 842-Leases as of July 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new lease standard at adoption date. Accordingly, all periods prior to July 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU and operating lease liabilities of approximately $1,138,000 and $1,208,000 respectively, as of July 1, 2019. The adoption did not materially impact the Company's unaudited condensed consolidated statements of operations or cash flows.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company's leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonable certain and failure to exercise such option which result in an economic penalty.

The Company has operating leases for manufacturing, research and corporate office facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. these are expensed as incurred and recorded as variable lease expense.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the comment date in determining the present value of future lease payments.

The components of lease costs included in cost of goods sold and marketing, general and administrative costs were as follows:

Three Months Ended
September 30, 2019
Operating lease costs:
Fixed	104,449
Total:	$104,449

Supplemental cash flow information was as follows:

Three Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	99,569
Total	$99,569

Leases recorded on the balance sheet consist of the following:

		September 30,
Leases (operating)	Classification on the Balance Sheet	2019
Assets
Operating lease ROU assets	Right-of-use asset	$1,055,682
Liabilities
Current	Current portion of operating lease liabilities	281,085
Non-current	Operating lease liabilities	844,471

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2019:

The aggregate future lease payments for operating leases as of September 30, 2019 were as follows:

Operating

2020 (excluding the three months ending September 30, 2019)	$260,858
2021	276,894
2022	260,628
2023	189,848
2024	189,790
Thereafter	96,830
Total lease payments	1,274,848
Less interest	149,292
Present value of lease liabilities	$1,125,556

Average lease terms and discount rates were as follows:

September 30,
2019
Weighted-average remaining lease terms (years)
Operating leases	4.48
Weighted-average discount rate
Operating leases	5.65%

As of September 30, 2019,the Company has an additional operating lease for its Pennsylvania headquarters location that has not yet commenced with a present value of approximately $285,000. The relocation date is the later of January 1, 2020 and the date that the leasehold improvements are substantially completed. It is anticipated that the operating lease will commence in the third quarter of fiscal year 2020 with a lease term of 5 years.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at July 1, 2019 as noted in note 3. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of June 30, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Operating

2019	$356,414
2020	272,881
2021	256,311
2022	188,755
2023	189,790
Thereafter	96,830
Total lease payments	$1,360,981

The rent expense for the three months ended September 30 2018 was approximately $115,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,”

“expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2019 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-month periods ended ended September 30, 2019 and 2019
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue increased approximately $30,000 or 1.3%, to $2,288,000 during the three months ended September 30, 2019 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase in sales of Trek products of $92,000 mainly due to back ordered items shipped in the three months ended September 30, 2019. The increase is offset by a decrease in EMI's total product sales of $56,000, related to a decrease in ophthalmic fundus photography system product sales of $55,000 and a decrease in revenue from service plans of $1,000, and a decrease in sales in Sonomed's ultrasound products of $6,000.

•
Consolidated cost of goods sold totaled approximately $1,177,000, or 51.4%, of total revenue or the three months ended September 30 2019, as compared to $1,203,000, or 53.3%, of total revenue for the three months of the last fiscal year. The decrease of 1.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

•
Consolidated marketing, general and administrative expenses decreased $3,000, or 0.3%, to $999,000 for the three months ended September 30 2019, as compared to the same period of last fiscal year. There are no significant changes for the marketing, general and administrate expenses.

•
Consolidated research and development expenses increased $150,000 or 156.3%, to $246,000 for the three months ended September 30 2019, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and ultrasound certification costs incurred during the three months ended September 30, 2019.

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
Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning revenue recognition, and intangible assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2019. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities, right-of-use assets and related lease liabilities, and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of September 30, 2019 and June 30, 2019.
Inventories
Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company writes down its inventories as it becomes aware of any situation whereas the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions.
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

During the three months ended September 30, 2019 and 2018, no impairments were recorded.
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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2019 and June 30, 2019, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September, 2019 and 2018, the average market prices for the three-month period then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month period ended September 30, 2018.  Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2018 are the same. For the three-month period ended September 30, 2019, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

Results of Operations
Three Months ended Ended September 30, 2019 and 2018
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months ended September 30, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2019	2018	% Change
Net Revenue:
Products	$2,053	$2,022	1.5%
Service plans	$235	$236	(0.4)%
Total	$2,288	$2,258	1.3%
Consolidated net revenue increased approximately $30,000 or 1.3%, to $2,288,000 during the three months ended September 30, 2019 as compared to the same period of last fiscal year.The increase in net revenue is attributed to a an increase in sales of Trek products of $92,000 mainly due to back ordered items shipped in the three months ended September 30, 2019. The increase is offset by a decrease in EMI's total product sales of $56,000, related to a decrease in ophthalmic fundus photography system product sales of $55,000 and a decrease in revenue from service plans of $1,000, and a decrease in sales in Sonomed's ultrasound products of $6,000.
The table amounts are in thousands:

	For the Three Months Ended September 30,
	2019		2018
Domestic	$1,467	64.1%	$1,469	65.1%
Foreign	821	35.9%	789	34.9%
Total	$2,288	100.0%	$2,258	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the thee months ended September 30, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2019	%	2018	%
Cost of Goods Sold:
	$1,177	51.4%	$1,203	53.3%
Total	$1,177	51.4%	$1,203	53.3%

Consolidated cost of goods sold totaled approximately $1,177,000, or 51.4%, of total revenue for the three months ended September 30, 2019, as compared to $1,203,000, or 53.3%, of total revenue of the same period of last fiscal year. The decrease of 1.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

The following table presents consolidated marketing, general and administrative expenses for the three months ended September 30, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2019	2018	% Change
Marketing, General and Administrative:
	$999	$1,002	(0.3)%
Total	$999	$1,002	(0.3)%

Consolidated marketing, general and administrative expenses decreased $3,000, or 0.3%, to $999,000 for the three months ended September 30, 2019, as compared to the same period of last fiscal year. There are no significant changes for the marketing, general and administrate expenses.

The following table presents consolidated research and development expenses for the three months ended ended September 30, 2019 and 2018.
Table amounts are in thousands:

	For the Three Months Ended September 30,
	2019	2018	% Change
Research and Development:
	$246	$96	156.3%
Total	$246	$96	156.3%
Consolidated research and development expenses increased $150,000, or 156.3%, to $246,000 for the three months ended September 30, 2019, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the three months ended September 30, 2019.
Other income (expense)

The Company did not have significant other income during the three months ended September 30, 2018. As of June 30, 2019, $792,000 was accrued for Mr. DePiano's retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Richard DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the three-month period ended September 30, 2019.
Liquidity and Capital Resources

Our total cash on hand as of September 30, 2019 was approximately $416,000 excluding restricted cash of approximately $253,000 compared to approximately $410,000 of cash on hand and restricted cash of $253,000 as of June 30, 2019. Approximately $48,000 was available under our line of credit as of September 30, 2019.

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

As of September 30, 2019 we had an accumulated deficit of approximately $67.6 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of September 30, 2019 and June 30, 2019. Table amounts are in thousands:

	September 30,	June 30,
	2019	2019
Current Ratio:
Current assets	$4,153	$4,261
Less: Current liabilities	2,432	2,260
Working capital	$1,721	$2,001
Current ratio	1.71 to 1	1.89 to 1
Debt to Total Capital Ratio:
Line of credit, note payable and lease liabilities	$1,345	$220
Total debt	1,345	220
Total equity	2,784	2,162
Total capital	$4,129	$2,382
Total debt to total capital	32.6%	9.2%
Working Capital Position
Working capital decreased approximately $280,000 as of September 30, 2019, and the current ratio decreased to 1.71 to 1 from 1.89 to 1 when compared to June 30, 2019.
Overall total current assets decreased approximately $108,000 to approximately $4,153,000 as of September 30, 2019 from $4,261,000 as of June 30, 2019. Total current liabilities, which consists of line of credit, current portion of post-retirement pension benefits, current portion of operating lease liabilities, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $172,000 to $2,432,000 as of September 30, 2019 from $2,260,000 as compared to June 30, 2019. The decrease in current assets is mainly because of collection efforts which reduced accounts receivable in the three months ended September 30, 2019. The increase in current liabilities is result of adoption of the ASU No. 2016-02, Leases (Topic 842).
Debt to total capital ratio was 32.6% and 9.2% as of September 30, 2019 and June 30, 2019, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to adoption of the ASU No. 2016-02, Leases (Topic 842).
Cash Flow Provided By Operating Activities
During the three months ended September 30, 2019 the Company provided approximately $7,000 of cash from operating activities as compared to providing cash of approximately $12,000 for operating activities during the three months ended September 30, 2018.
For the three months ended September 30, 2019, the Company had a net income of approximately $621,000, which includes non cash post-retirement adjustment of $758,000. Cash inflows were mainly due to a decrease in accounts receivable of $141,000, an increase in accrued expenses of $33,000, an increase in accounts payable of $25,000, an increase in non cash lease expense of $82,000, a decrease in liabilities of discontinued operations of $3,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $12,000. The cash inflow is offset by a decrease in accrued post retirement benefits of $25,000, a decrease in operating lease liability of $83,000, an increase in inventory of $22,000, an increase in other current assets of $5,000 and an increase in other assets of $11,000.
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
Cash Flows Used In Investing Activities
There is no cash flow provided by or used in investing activities for the three months ended September 30, 2019.
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
Cash Flows Used in or Provided by Financing Activities

For the three months ended September 30, 2019 the cash used in financing activities of $1,000 was due to auto loan payment.
For the three-month period ended September 30, 2018 the cash inflow from financing activities of $36,000 were due to the increase in the line of credit.
Financing Facilities

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of September 30, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral.

As of September 30, 2019 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $3,639 and $6,580 for the three months ended ended September 30, 2019 and 2018, respectively.

Preferred stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of September 30, 2019 and June 30, 2019 the cumulative dividends payable is $83,973 ($0.0420 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano, Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr. , the Chief Executive Officer of the Company, as executor. When Mr. DePiano, Jr. qualifies as executor, which is expected to take place on or before November 15, 2019, he will have control over the listed shares in his capacity as executor of Mr. DePiano, Sr.'s estate.

Post-retirement Plans
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its Chairman, Richard DePiano, Sr. (Mr. DePiano Sr.).The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019, approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported under other income for the three-month period ended September 30, 2019. The remaining $8,491 accrual at September 30, 2019 represents the final payment made on October 1, 2019.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2019 and 2018.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2019	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer