Form 10-Q
period 2019-12-31
ESCALON MEDICAL CORP
filed 2020-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2019
Commission File Number 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 Devon Park Drive, Suite 824, Wayne, PA 19087
(Address of principal executive offices, including zip code)
(610) 688-6830
(Registrant’s telephone number, including area code)

435 Devon Park Drive, Building 100, Wayne, PA 19087

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of February 13, 2020.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$234,927	$409,743
Restricted cash	254,556	253,135
Accounts receivable, net	1,772,254	1,496,105
Inventories	1,963,845	1,878,860
Other current assets	201,656	223,078
Total current assets	4,427,238	4,260,921
Property and equipment, net	90,308	67,896
Right-of-use assets	972,244	—
Trademarks and trade names	—	605,006
License, net	131,875	141,700
Other long term assets	62,785	51,915
Total assets	$5,684,450	$5,127,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,133	3,401
Accounts payable	841,692	666,510
Accrued expenses	638,573	656,707
Related party accrued interest	112,389	112,389
Current portion of post-retirement benefits (related party)	—	101,891
Current portion of operating lease liabilities	251,057	—
Deferred revenue	635,678	426,803
Liabilities of discontinued operations	89,720	90,933
Total current liabilities	2,773,817	2,260,209
Note payable, net of current portion	13,501	14,896
Operating lease liabilities, net of current portion	788,863	—
Accrued post-retirement benefits, net of current portion (related party)	—	690,094
Total long-term liabilities	802,364	704,990
Total liabilities	3,576,181	2,965,199
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $741,980 and $715,968)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,246,189)	(68,192,219)
Total shareholders’ equity	2,108,269	2,162,239
Total liabilities and shareholders’ equity	$5,684,450	$5,127,438
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Net revenues:
Products	$2,497,107	$2,197,050	$4,549,286	$4,219,433
Service plans	242,786	221,830	478,595	457,830
Revenues, net	2,739,893	2,418,880	5,027,881	4,677,263
Costs and expenses:
Cost of goods sold	1,452,179	1,280,173	2,628,849	2,483,306
Marketing, general and administrative	1,093,930	1,138,916	2,093,357	2,141,153
Research and development	261,759	226,338	507,397	322,746
Intangible assets impairment	605,006	—	605,006	—
Total costs and expenses	3,412,874	2,645,427	5,834,609	4,947,205
Loss from operations	(672,981)	(226,547)	(806,728)	(269,942)
Other income (expense)
Other income	—	11,122	758,021	11,122
Interest income	1,757	864	2,840	3,374
Interest expense	(4,119)	(3,422)	(8,103)	(10,273)
Total other expense (income), net	(2,362)	8,564	752,758	4,223
Net loss	(675,343)	(217,983)	(53,970)	(265,719)
Undeclared dividends on preferred stocks	13,006	13,006	26,012	26,011
Net loss applicable to common shareholders	$(688,349)	$(230,989)	$(79,982)	$(291,730)
Net loss per share
Basic loss per share	$(0.09)	$(0.03)	$(0.01)	$(0.04)
Diluted loss per share	$(0.09)	$(0.03)	$(0.01)	$(0.04)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock			Additional Paid-in Capital		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,192,219)	$2,162,239
Net income	—	—	—	—	—	—		621,373	621,373
Balance at September 30, 2019	2,000,000	645,000	7,415,329	7,415	—	69,702,043	—	(67,570,846)	2,783,612
Net loss	—	—	—	—		—		(675,343)	(675,343)
Balance at December 31, 2019	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,246,189)	$2,108,269

	Series A Convertible Preferred Stock			Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares		Amount	Shares	Amount
Balance at June 30, 2018	2,000,000		$645,000	7,415,329	$7,415		$69,702,043		$(67,942,203)		$2,412,255
Net loss	—		—	—	—		—		(47,736)		(47,736)
Balance at September 30, 2018	2,000,000	—	645,000	7,415,329	7,415	—	69,702,043	—	(67,989,939)	—	2,364,519
Net loss	—		—	—	—		—		(217,983)		(217,983)
Balance at December 31, 2018	2,000,000		$645,000	7,415,329	$7,415		$69,702,043		$(68,207,922)		$2,146,536
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(53,970)	$(265,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,474	24,927
Non cash lease expense	165,633	—
Intangible assets impairment	605,006	—
Non cash post-retirement benefits adjustment	(758,021)	—
Change in operating assets and liabilities:
Accounts receivable	(276,149)	87,364
Inventories	(84,985)	(145,257)
Other current assets	21,423	12,020
Other long-term assets	(10,870)	—
Accounts payable	175,182	211,335
Accrued expenses	52,455	(138,004)
Accrued post-retirement benefits (related party)	(33,964)	(19,167)
Change in operating lease liability	(168,546)	—
Deferred revenue	208,875	(15,164)
Liabilities of discontinued operations	(1,213)	(1,029)
Net cash used in operating activities	(135,670)	(248,694)
Cash Flows from Investing Activities:
Purchase of equipment	(36,061)	(6,506)
Net cash used in investing activities	(36,061)	(6,506)
Cash Flows from Financing Activities:
Repayment of note payable	(1,664)	(1,287)
Proceeds from line of credit	—	36,575
Net cash (used in) provided by financing activities	(1,664)	35,288
Net decrease in cash, cash equivalents and restricted cash	(173,395)	(219,912)
Cash, cash equivalents and restricted cash, beginning of year	662,878	1,124,002
Cash, cash equivalents and restricted cash, end of year	$489,483	$904,090

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$234,927	$652,518
Restricted cash	254,556	251,572
	$489,483	$904,090
Beginning of period
Cash and cash equivalents	$409,743	$874,002
Restricted cash	253,135	250,000
	$662,878	$1,124,002

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,775	$39,070

Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$1,137,878	$—
Record lease liability per ASC 842	$1,208,466	$—
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

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other government authorities require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2019. The results of operations for the six-month period ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of December 31, 2019, the Company had an accumulated deficient of $68.2 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of December 31, 2019 and June 30, 2019 restricted cash included $254,556 and $253,135 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three and six-month periods ended December 31, 2019 and 2018.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of December 31, 2019 and June 30, 2019.

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

The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2019. No impairments were recorded in the three-month and six-month periods ended December 31, 2018.
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

(in thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Beginning of Period	$426	$498	$427	$481
Additions	452	207	687	459
Revenue Recognized	242	239	478	474
End of Period	636	$466	$636	$466

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2019 and 2018, the average market prices for the three-month and six-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and six-month periods ended December 31, 2019 and 2018.  Therefore, basic and diluted loss per common share for the three-month and six-month periods ended December 31, 2019 and 2018 are the same.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019		2018
Numerator:
Numerator for basic loss per share:
Net loss	$(675,343)	$(217,983)	$(53,970)		$(265,719)
Undeclared dividends on preferred stock	13,006	13,006	26,012		26,011
Net loss applicable to common shareholders	$(688,349)	$(230,989)	$(79,982)		$(291,730)
Numerator for diluted earnings per share:
Net loss applicable to common shareholders	$(688,349)	$(230,989)	$(79,982)		$(291,730)
Undeclared dividends on preferred stock	13,006	13,006	26,012		26,011
Net loss	$(675,343)	$(217,983)	$(53,970)		$(265,719)
Denominator:
Denominator for basic loss per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	—	—			—
Denominator for diluted loss per share - weighted average and assumed conversion	7,415,329	7,415,329	7,415,329	—	7,415,329
Net loss per share:
Basic net loss per share	$(0.09)	$(0.03)	$(0.01)		$(0.04)
Diluted net loss per share	$(0.09)	$(0.03)	$(0.01)		$(0.04)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Stock options	213,000	213,000	213,000	213,000
Convertible preferred stock	4,946,531	4,602,532	4,946,531	4,602,532
Total potential dilutive securities not included in income per share	5,159,531	4,815,532	5,159,531	4,815,532

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2019 and June 30, 2019, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2019 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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
New Accounting Pronouncements Recently Adopted

Effective July 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the cumulative effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $1,138,000 and $1,208,000 respectively. The adoption didn't materially impact the Company's unaudited condensed consolidated statements of operations or cash flows. See Note 10 for additional information on the Company's adoption of this standard.

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
New Accounting Pronouncements Not yet Adopted

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact to the Company’s unaudited condensed consolidated financial statements.

4. Inventories

	December 31,	June 30,
(in thousands)	2019	2019
Inventories, net:
Raw Material	$887	$875
Work-In-Process	183	225
Finished Goods	894	779
Total	$1,964	$1,879

5. Discontinued Operations

BH Holdings, S.A.S

Drew Scientific, Inc. ("Drew"), an inactive subsidiary of the Company which was sold in 2012, has a controlling interest in BHH Holdings, S.A.S ("BHH"). On January 12, 2012 BHH, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly unaudited condensed consolidated financial statements and prior period amounts are presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at December 31, 2019 and June 30, 2019 (in thousands):

	December 31,	June 30,
	2019	2019
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	90	91
Total liabilities	90	91
Net liabilities of discontinued operations	$(90)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of December 31, 2019 and June 30, 2019 the liability was approximately $90,000 and $91,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano Sr., (“Mr. DePiano Sr.”), the Company’s former Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano Sr. advanced the Company $645,000 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. There was no related party interest expense for the three-month and six-month periods ended December 31, 2019 and 2018. As of December 31, 2019 and June 30, 2019, accrued interest of $112,389 was payable under the factoring agreement to his estate.

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of December 31, 2019 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of December 31, 2019 and June 30, 2019 the cumulative dividends payable is $96,980 ($0.0428 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

7. Line of Credit

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of December 31, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr. executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Newtek Business Credit ("Netwtek"). The total payment was $201,575 which includes $165,000 of outstanding line of credit, $2,579 accrued interest, administrative/legal fee of $1,000, prime plus fee through July 12, 2018 of $1,895 and fees of $28,797. The line of credit from Newtek was paid off on July 3, 2018.

As of December 31, 2019 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $4,000 and $3,000 for the three months ended December 31, 2019 and 2018, respectively. The line of credit interest expense was approximately $8,000 and $10,000 for the six-month periods ended December 31, 2019 and 2018, respectively.

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

Major Customer

One customer accounted for more than 10% of net sales during the three months and six-month periods ended December 31, 2019. No customer accounted for more than 10% of net sales during the three months and six-month periods ended December 31, 2018.

As of December 31, 2019 the Company had one customer that represents approximately 28% of the total accounts receivable balance. As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance.

Major Supplier

The Company's largest supplier accounted for 38% of the total purchase for the three-month period ended December 31, 2019. The Company's three largest suppliers accounted for 39%, 12% and 10% of the total purchase for the three-month period ended December 31, 2018. The Company's two largest suppliers accounted for 32% and 11% of the total purchase for the six-month period ended December 31, 2019. The Company's two largest suppliers accounted for of total purchases for more than 33% and 10% of total purchase for the six-month period ended December 31, 2018.

Foreign Sales
Domestic and international sales from continuing operations are as follows:

( in thousands)	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2019		2018		2019		2018
Domestic	$1,590	58.0%	$1,441	59.6%	$3,056	60.8%	$2,913	62.3%
Foreign	1,150	42.0%	978	40.4%	1,972	39.2%	1,764	37.7%
Total	$2,740	100.0%	$2,419	100.0%	$5,028	100.0%	$4,677	100.0%

9. Retirement and Post-Retirement Plans
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its former Chairman, Mr. DePiano, Sr.. The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano, Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the six-month period ended December 31, 2019.

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

The components of lease costs included in cost of goods sold and marketing, general and administrative costs were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease costs:
Fixed	104,449	208,898
Total:	$104,449	$208,898

Supplemental cash flow information was as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	101,053	200,629
Total	$101,053	$200,629

Leases recorded on the balance sheet consist of the following:

		December 31,
Leases (operating)	Classification on the Balance Sheet	2019
Assets
Operating lease ROU assets	Right-of-use asset	$972,244
Liabilities
Current	Current portion of operating lease liabilities	251,057
Non-current	Operating lease liabilities	788,863

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of December 31, 2019:

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows:

Operating

2020 (excluding the six months ending December 31, 2019)	$159,805
2021	276,894
2022	260,628
2023	189,848
2024	189,790
Thereafter	96,830
Total lease payments	1,173,795
Less interest	133,875
Present value of lease liabilities	$1,039,920

Average lease terms and discount rates were as follows:

December 31,
2019
Weighted-average remaining lease terms (years)
Operating leases	4.36
Weighted-average discount rate
Operating leases	5.65%

As of December 31, 2019, the Company has an additional operating lease for its Pennsylvania headquarters location that has not yet commenced with a present value of approximately $285,000. The relocation date is January 1, 2020. The operating lease commenced in the third quarter of fiscal year 2020 with a lease term of 5 years.

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

The rent expense for the three months ended December 31, 2018 was approximately $114,000. The rent expense for the six-month period ended December 31, 2018 was approximately $229,000.

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

Executive Overview—six-month periods ended December 31, 2019 and 2018
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue increased approximately $351,000 or 7.5%, to $5,028,000 during the six-month period ended December 31, 2019 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales of Trek products of $383,000 mainly due to back ordered items shipped in the six-month period ended December 31, 2019 and an increase in sales of Sonomed's ultrasound products of $13,000. A decrease of $66,000 in the ophthalmic fundus photography systems is offset by an increase of $21,000 from the service plans.

•
Consolidated cost of goods sold totaled approximately $2,629,000, or 52.3%, of total revenue for the six-month period ended December 31, 2019, as compared to $2,483,000, or 53.1%, of total revenue of the same period of last fiscal year. The decrease of 0.8% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

•
Consolidated marketing, general and administrative expenses decreased $47,000, or 2.2%, to $2,094,000 for the six-month period ended December 31, 2019, as compared to the same period of last fiscal year. The decrease is mainly due to decreased legal expense, accounting and consulting expense.

•
Consolidated research and development expenses increased $184,000 or 57.0%, to $507,000 for the six-month period ended December 31, 2019, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and ultrasound certification costs incurred during the six-month period ended December 31, 2019.

•
The increase of operating loss is also due to the loss from an intangible assets impairment of $605,000 in the six-month period ended December 31, 2019 as compared to the same period of the last fiscal year.

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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of December 31, 2019 and June 30, 2019.

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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash change for the full impairment of the indefinite-lived intangible assets (trade marks and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2019. No impairments were recorded in the three-month and six-month periods ended December 31, 2018.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2019 and June 30, 2019, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2019 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2019 and 2018, the average market prices for the three-month and six-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and six-month periods ended December 31, 2019 and 2018.  Therefore, basic and diluted loss per common share for the three-month and six-month periods ended December 31, 2019 and 2018 are the same.
Results of Operations
Three Months and Six Months Ended December 31, 2019 and 2018
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month and and six-month periods ended December 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2019	2018	% Change	2019	2018	% Change
Net Revenue:
Products	$2,497	$2,197	13.7%	$4,549	$4,219	7.8%
Service plans	243	222	9.5%	479	458	4.6%
Total	$2,740	$2,419	13.3%	$5,028	$4,677	7.5%
Consolidated net revenue increased approximately $321,000 or 13.3%, to $2,740,000 during the three-month period ended December 31, 2019 as compared to the same period of last fiscal year. The increase in net revenue is attributed to a an increase in sales of Trek products of $291,000 mainly due to back ordered items shipped in the three months ended December 31, 2019 and an increase in sales of Sonomed's ultrasound products of $20,000. The increase is also due to an increase of $21,000 from the service plans, offset by a decrease of $11,000 in ophthalmic fundus photography system products.
Consolidated net revenue increased approximately $351,000 or 7.5%, to $5,028,000 during the six-month period ended December 31, 2019 as compared to the same period of last fiscal year. The increase in net revenue is attributed to a an increase in sales of Trek products of $383,000 mainly due to back ordered items shipped in the six-month period ended December 31, 2019 and an increase in sales of Sonomed's ultrasound products of $13,000. A decrease of $66,000 in the ophthalmic fundus photography systems is offset by an increase of $21,000 from the service plans.
The table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2019		2018		2019		2018
Domestic	$1,590	58.0%	$1,441	59.6%	$3,056	60.8%	$2,913	62.3%
Foreign	1,150	42.0%	978	40.4%	1,972	39.2%	1,764	37.7%
Total	$2,740	100.0%	$2,419	100.0%	$5,028	100.0%	$4,677	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three-month and six-month periods ended December 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2019	%	2018	%	2019	%	2018	%
Cost of Goods Sold:
	$1,452	53.0%	$1,280	52.9%	$2,629	52.3%	$2,483	53.1%
Total	$1,452	53.0%	$1,280	52.9%	$2,629	52.3%	$2,483	53.1%

Consolidated cost of goods sold totaled approximately $1,452,000, or 53.0%, of total revenue for the three month period ended December 31, 2019, as compared to $1,280,000, or 52.9%, of total revenue of the same period of last fiscal year. The increase of 0.1% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix offset by the improved pricing.

Consolidated cost of goods sold totaled approximately $2,629,000, or 52.3%, of total revenue for the six-month period ended December 31, 2019, as compared to $2,483,000, or 53.1%, of total revenue of the same period of last fiscal year. The decrease of 0.8% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

The following table presents consolidated marketing, general and administrative expenses for the three-month and six-month periods ended December 31, 2019 and 2018. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2019	2018	% Change	2019	2018	% Change
Marketing, General and Administrative:
	$1,094	$1,139	(4.0)%	$2,094	$2,141	(2.2)%
Total	$1,094	$1,139	(4.0)%	$2,094	$2,141	(2.2)%

Consolidated marketing, general and administrative expenses decreased $45,000, or 4.0%, to $1,094,000 for the three-month period ended December 31, 2019, as compared to the same period of last fiscal year. The decrease is mainly due to decreased legal expense, accounting and consulting expense.

Consolidated marketing, general and administrative expenses decreased $47,000, or 2.2%, to $2,094,000 for the six-month period ended December 31, 2019, as compared to the same period of last fiscal year. The decrease is mainly due to decreased legal expense, accounting and consulting expense.
The following table presents consolidated research and development expenses for the three-month and six-month periods ended December 31, 2019 and 2018.
Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2019	2018	% Change	2019	2018	% Change
Research and Development:
	$262	$226	15.9%	$507	$323	57.0%
Total	$262	$226	15.9%	$507	$323	57.0%
Consolidated research and development expenses increased $36,000, or 15.9%, to $262,000 for the three-month period ended December 31, 2019, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the three months ended December 31, 2019.

Consolidated research and development expenses increased $184,000, or 57.0%, to $507,000 for the six-month period ended December 31, 2019, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the six-month period ended December 31, 2019.
Impairment
The Company tests infinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. As a result of the Company's testing during the fiscal year ending June 30, 2020, the intangible assets (trade mark and trade names) carrying amount of $605,005 was deemed fully impaired. During the three-month and six-month periods ended December, 2018, no impairments were recorded.
Other Income (Expense)

The Company did not have significant other income during the three and six-month periods ended December 31, 2018. As of June 30, 2019, $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the six-month period ended December 31, 2019.

The other income of $11,122 during the six-month period ended December 30, 2018 is due to the proceeds from insurance claims after the loss of shipment.

Liquidity and Capital Resources

Our total cash on hand as of December 31, 2019 was approximately $235,000 of cash on hand and restricted cash of approximately $255,000 compared to approximately $410,000 of cash on hand and restricted cash of $253,000 as of June 30, 2019. Approximately $48,000 was available under our line of credit as of December 31, 2019.

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

As of December 31, 2019 we had an accumulated deficit of approximately $68.2 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of December 31, 2019 and June 30, 2019. Table amounts are in thousands:

	December 31,	June 30,
	2019	2019
Current Ratio:
Current assets	$4,427	$4,261
Less: Current liabilities	2,774	2,260
Working capital	$1,653	$2,001
Current ratio	1.60 to 1	1.89 to 1
Debt to Total Capital Ratio:
Line of credit, note payable and lease liabilities	$1,258	$220
Total debt	1,258	220
Total equity	2,108	2,162
Total capital	$3,366	$2,382
Total debt to total capital	37.4%	9.2%
Working Capital Position
Working capital decreased approximately $348,000 as of December 31, 2019, and the current ratio decreased to 1.60 to 1 from 1.89 to 1 when compared to June 30, 2019.
Overall total current assets increased approximately $166,000 to approximately $4,427,000 as of December 31, 2019 from $4,261,000 as of June 30, 2019. Total current liabilities, which consists of line of credit, current portion of note payable, current portion of post-retirement pension benefits, related party accrued interest, current portion of operating lease liabilities, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $514,000 to $2,774,000 as of December 31, 2019 from $2,260,000 as compared to June 30, 2019. The increase in current assets is mainly due to an increase in accounts receivable as back orders got shipped in November 2019 and deferred revenue invoices generated in December, 2019. The increase in current liabilities is result of adoption of the ASU No. 2016-02, Leases (Topic 842).
Debt to total capital ratio was 37.4% and 9.2% as of December 31, 2019 and June 30, 2019, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to primarily the adoption of the ASU No. 2016-02, Leases (Topic 842).
Cash Flow Used In Operating Activities
During the six-month period ended December 31, 2019 the Company used approximately $136,000 of cash in operating activities as compared to approximately $249,000 of cash used in operating activities during the six-month period ended December 31, 2018.
For the six-month period ended December 31, 2019, the Company had a net loss of approximately $54,000, which includes non cash post-retirement adjustment of $758,000 and impairment loss of $605,000. Cash inflows were mainly due to a decrease in other current assets of $21,000, an increase in accounts payable of $175,000, an increase in accrued expenses of $52,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $23,000. The cash inflow is offset by an increase in accounts receivable of $276,000, an increase in inventory of $85,000, and an increase in other long term assets of $11,000, a decrease in operating lease liability of $169,000, a decrease in accrued post retirement benefits of $34,000, and a decrease in liabilities of discontinued operations of $1,000.
For the six-month period ended December 31, 2018, the Company had a net loss of approximately $266,000. Cash inflows were mainly due to the cash inflow from an increase in accounts payable and accrued expenses of $211,000, decrease in accounts receivable of $87,000, a decrease in other current assets of $12,000. The cash inflow is offset by a decrease in accrued post retirement benefits of $19,000, a decrease in deferred revenue of $15,000, a decrease in accrued expense of $138,000, and an increase in inventory of $145,000.

Cash Flows Used In Investing Activities
Cash flows used in investing activities for the six-month periods ended December 31, 2019 and 2018 were due to purchase of equipment of $36,000 and $7,000 respectively.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in or Provided by Financing Activities
For the six-month period ended December 31, 2019 the cash used in financing activities of $2,000 was due to auto loan payment.
For the six-month period ended December 31, 2018 the cash inflow from financing activities of $37,000 was due to the increase in the line of credit. On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit of $165,000 with Newtek with a total payment of $201,575.
Financing Facilities

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of December 31, 2019. The Company was required to put $250,000 in the TD bank savings account as collateral.

As of December 31, 2019 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $4,000 and $3,000 for the three months ended December 31, 2019 and 2018, respectively. The line of credit interest expense was $8,000 and $10,000 for the six-month periods ended December 31, 2019 and 2018, respectively.

Preferred stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of December 31, 2019 and June 30, 2019 the cumulative dividends payable is $96,980 ($0.0428 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.
Post-retirement Plans
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its former Chairman, Mr. DePiano, Sr..The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019, approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported under other income for the six-month period ended December 31, 2019.

Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month and six-month periods ended December 31, 2019 and 2018.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2020	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2020	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer