Form 10-Q
period 2020-03-31
ESCALON MEDICAL CORP
filed 2020-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 13, 2020.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$695,648	$409,743
Restricted cash	255,092	253,135
Accounts receivable, net	1,114,037	1,496,105
Inventories	1,900,268	1,878,860
Other current assets	134,518	223,078
Total current assets	4,099,563	4,260,921
Property and equipment, net	84,399	67,896
Right-of-use assets	1,179,240	—
Trademarks and trade names	—	605,006
License, net	126,962	141,700
Other long term assets	62,786	51,915
Total assets	$5,552,950	$5,127,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,133	3,401
Accounts payable	680,531	666,510
Accrued expenses	683,409	656,707
Related party accrued interest	112,389	112,389
Current portion of post-retirement benefits (related party)	—	101,891
Current portion of operating lease liabilities	284,647	—
Deferred revenue	543,415	426,803
Liabilities of discontinued operations	88,000	90,933
Total current liabilities	2,597,099	2,260,209
Note payable, net of current portion	12,642	14,896
Operating lease liabilities, net of current portion	962,823	—
Accrued post-retirement benefits, net of current portion (related party)	—	690,094
Total long-term liabilities	975,465	704,990
Total liabilities	3,572,564	2,965,199
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $754,986 and $715,968)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,374,072)	(68,192,219)
Total shareholders’ equity	1,980,386	2,162,239
Total liabilities and shareholders’ equity	$5,552,950	$5,127,438
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenues:
Products	$2,117,660	$2,433,408	$6,667,545	$6,653,254
Service plans	239,723	235,262	717,719	692,679
Revenues, net	2,357,383	2,668,670	7,385,264	7,345,933
Costs and expenses:
Cost of goods sold	1,280,995	1,397,693	3,909,844	3,880,999
Marketing, general and administrative	903,666	1,030,778	2,997,023	3,171,931
Research and development	301,029	218,014	808,426	540,760
Intangible assets impairment	—	—	605,006	—
Total costs and expenses	2,485,690	2,646,485	8,320,299	7,593,690
(Loss) income from operations	(128,307)	22,185	(935,035)	(247,757)
Other income (expense)
Other income	1,350	—	759,371	11,122
Interest income	792	4,015	3,632	7,389
Interest expense	(1,718)	(3,995)	(9,821)	(14,268)
Total other income, net	424	20	753,182	4,243
Net (loss) income	(127,883)	22,205	(181,853)	(243,514)
Undeclared dividends on preferred stocks	13,006	12,723	39,018	38,735
Net (loss) income applicable to common shareholders	$(140,889)	$9,482	$(220,871)	$(282,249)
Net (loss) income per share
Basic loss per share	$(0.02)	$0.00	$(0.03)	$(0.04)
Diluted loss per share	$(0.02)	$0.00	$(0.03)	$(0.04)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	12,017,856	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock			Additional Paid-in Capital		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,192,219)	$2,162,239
Net income	—	—	—	—	—	—		621,373	621,373
Balance at September 30, 2019	2,000,000	645,000	7,415,329	7,415	—	69,702,043	—	(67,570,846)	2,783,612
Net loss	—	—	—	—		—		(675,343)	(675,343)
Balance at December 31, 2019	2,000,000	645,000	7,415,329	7,415		69,702,043		(68,246,189)	2,108,269
Net loss	—	—	—	—		—		(127,883)	(127,883)
Balance at March 31, 2020	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,374,072)	$1,980,386

	Series A Convertible Preferred Stock			Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares		Amount	Shares	Amount
Balance at June 30, 2018	2,000,000		$645,000	7,415,329	$7,415		$69,702,043		$(67,942,203)		$2,412,255
Net loss	—		—	—	—		—		(47,736)		(47,736)
Balance at September 30, 2018	2,000,000	—	645,000	7,415,329	7,415	—	69,702,043	—	(67,989,939)	—	2,364,519
Net loss	—		—	—	—		—		(217,983)		(217,983)
Balance at December 31, 2018	2,000,000		645,000	7,415,329	7,415		69,702,043		(68,207,922)		2,146,536
Net income	—		—	—	—		—		22,205		22,205
Balance at March 31, 2019	2,000,000		$645,000	7,415,329	$7,415		$69,702,043		$(68,185,717)		$2,168,741
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(181,853)	$(243,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,206	20,381
Non cash lease expense	243,342	—
Intangible assets impairment	605,006	—
Non cash post-retirement benefits adjustment	(758,021)	—
Change in operating assets and liabilities:
Accounts receivable	382,068	(235,784)
Inventories	(21,408)	138,430
Other current assets	88,560	(13,597)
Other long-term assets	(10,872)	—
Accounts payable	14,021	146,232
Accrued expenses	97,291	(114,135)
Accrued post-retirement benefits (related party)	(33,964)	(25,613)
Change in operating lease liability	(245,700)	—
Deferred revenue	116,612	(41,313)
Liabilities of discontinued operations	(2,933)	(2,444)
Net cash provided by (used in) operating activities	329,355	(371,357)
Cash Flows from Investing Activities:
Purchase of equipment	(38,971)	(6,506)
Net cash used in investing activities	(38,971)	(6,506)
Cash Flows from Financing Activities:
Repayment of note payable	—	(2,086)
(Repayment of) proceeds from line of credit	(2,522)	36,575
Net cash (used in) provided by financing activities	(2,522)	34,489
Net increase (decrease) in cash, cash equivalents and restricted cash	287,862	(343,374)
Cash, cash equivalents and restricted cash, beginning of period	662,878	1,124,002
Cash, cash equivalents and restricted cash, end of period	$950,740	$780,628

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$695,648	$528,280
Restricted cash	255,092	252,348
	$950,740	$780,628
Beginning of period
Cash and cash equivalents	$409,743	$874,002
Restricted cash	253,135	250,000
	$662,878	$1,124,002

Supplemental Schedule of Cash Flow Information:
Interest paid	$12,515	$42,242

Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$1,422,582	$—
Record lease liability per ASC 842	$1,493,170	$—
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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2019. The results of operations for the nine-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domesitc economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as of date of this filing. There is no indication of any write-down of inventory as of date of this filing, such as decline in the market value of inventory despite a decrease of the sales in the lock down period. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of March 31, 2020, the Company had an accumulated deficient of $68.4 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior periods. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of March 31, 2020 and June 30, 2019 restricted cash included $255,092 and $253,135 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three and nine-month periods ended March 31, 2020 and 2019.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of March 31, 2020 and June 30, 2019.

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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset as of December 31, 2019. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements in the second quarter of fiscal year 2020. No impairments were recorded in the three-month and nine-month periods ended March 31, 2019.
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

(in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Beginning of Period	$636	$465	$427	$481
Additions	147	209	834	668
Revenue Recognized	240	234	718	709
End of Period	$543	$440	$543	$440

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2020 and 2019, the average market prices for the three-month and nine-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and nine-month periods ended March 31, 2020 and nine-month period ended March 31, 2019.  Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended March 31, 2020 and the nine-month period ended March 31, 2019 are the same.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020		2019
Numerator:
Numerator for basic (loss) income per share:
Net (loss) income	$(127,883)	$22,205	$(181,853)		$(243,514)
Undeclared dividends on preferred stock	13,006	12,723	39,018		38,735
Net (loss) income applicable to common shareholders	$(140,889)	$9,482	$(220,871)		$(282,249)
Numerator for diluted earnings per share:
Net (loss) income applicable to common shareholders	$(140,889)	$9,482	$(220,871)		$(282,249)
Undeclared dividends on preferred stock	13,006	12,723	39,018		—
Net (loss) income	$(127,883)	$22,205	$(181,853)		$(282,249)
Denominator:
Denominator for basic (loss) income per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	—	4,602,527	—		—
Denominator for diluted (loss) income per share - weighted average and assumed conversion	7,415,329	12,017,856	7,415,329	—	7,415,329
Net (loss) income per share:
Basic net (loss) income per share	$(0.02)	$—	$(0.03)		$(0.04)
Diluted net (loss) income per share	$(0.02)	$—	$(0.03)		$(0.04)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Stock options	213,000	213,000	213,000	213,000
Convertible preferred stock	5,033,239	—	5,033,239	4,602,527
Total potential dilutive securities not included in income per share	5,246,239	213,000	5,246,239	4,815,527
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2020 and June 30, 2019, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2020 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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
New Accounting Pronouncements Recently Adopted

Effective July 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the cumulative effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $1,138,000 and $1,208,000 respectively. The adoption didn't materially impact the Company's unaudited condensed consolidated statements of operations or cash flows. (See Note 10)

In June 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material impact on the Company's unaudited condensed consolidated financial statements.
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

4. Inventories

	March 31,	June 30,
(in thousands)	2020	2019
Inventories, net:
Raw Material	$793	$875
Work-In-Process	243	225
Finished Goods	864	779
Total	$1,900	$1,879

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

Assets and liabilities of discontinued operations of BHH included in the unaudited condensed consolidated balance sheets are summarized as follows at March 31, 2020 and June 30, 2019 (in thousands):

	March 31,	June 30,
	2020	2019
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	88	91
Total liabilities	88	91
Net liabilities of discontinued operations	$(88)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of March 31, 2020 and June 30, 2019 the liability was approximately $88,000 and $91,000, respectively.

6. Related Party Transactions and Preferred Stock

Richard J. DePiano Sr., (“Mr. DePiano Sr.”), the Company’s former Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano Sr. advanced the Company $645,000 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. There was no related party interest expense for the three-month and nine-month periods ended March 31, 2020 and 2019. As of March 31, 2020 and June 30, 2019, accrued interest of $112,389 was payable under the factoring agreement to his estate.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2020 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2020 and June 30, 2019 the cumulative dividends payable is $109,986 ($0.0549 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

7. Line of Credit

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 3.99% as of March 31, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr. executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Newtek Business Credit ("Netwtek").

As of March 31, 2020 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $2,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively. The line of credit interest expense was approximately $9,000 and $13,000 for the nine-month periods ended March 31, 2020 and 2019, respectively.

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

Major Customer

One customer accounted for more than 10% of net sales during the three months and nine-month periods ended March 31, 2020. No customer accounted for more than 10% of net sales during the three months and nine-month periods ended March 31, 2019.

As of March 31, 2020 the Company had one customer that represents approximately 10% of the total accounts receivable balance. As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance.

Major Supplier

The Company's two largest supplier accounted for 38% and 18% of the total purchase for the three-month period ended March 31, 2020. The Company's three largest suppliers accounted for 27%, 13% and 10% of the total purchase for the three-month period ended March 31, 2019. The Company's two largest suppliers accounted for 34% and 13% of the total purchase for the nine-month period ended March 31, 2020. The Company's two largest suppliers accounted for the total purchases for more than 31% and 10% of total purchase for the nine-month period ended March 31, 2019.

Foreign Sales
Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2020		2019		2020		2019
Domestic	$1,440	61.1%	$1,509	56.6%	$4,496	60.9%	$4,422	60.2%
Foreign	917	38.9%	1,159	43.4%	2,889	39.1%	2,924	39.8%
Total	$2,357	100.0%	$2,669	100.0%	$7,385	100.0%	$7,346	100.0%

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
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano, Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the nine-month period ended March 31, 2020.

10. Leases

The Company adopted ASC Topic 842-Leases as of July 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new lease standard at adoption date. Accordingly, all periods prior to July 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating right of use (ROU) assets and operating lease liabilities of approximately $1,138,000 and $1,208,000 respectively, as of July 1, 2019. The adoption did not materially impact the Company's unaudited condensed consolidated statements of operations or cash flows but it did impact the debt to capital ratio.

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

The components of lease costs included in cost of goods sold and marketing, general and administrative costs were as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease costs:
Fixed	99,570	308,468
Total:	$99,570	$308,468

Supplemental cash flow information was as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	95,375	296,004
Total	$95,375	$296,004

Leases recorded on the balance sheet consist of the following:

		March 31,
Leases (operating)	Classification on the Balance Sheet	2020
Assets
Operating lease ROU assets	Right-of-use asset	$1,179,240
Liabilities
Current	Current portion of operating lease liabilities	284,647
Non-current	Operating lease liabilities	962,823

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2020:

As of January 1st, 2020, the Company had an additional operating lease for its Pennsylvania headquarters location with a present value of approximately $285,000. The operating lease commenced in January 1st, 2020 with a lease term of 5 years.

The aggregate future lease payments for operating leases as of March 31, 2020 were as follows:

Operating

2020 (excluding the nine months ending March 31, 2020)	$95,629
2021	339,925
2022	325,285
2023	256,121
2024	257,720
Thereafter	131,214
Total lease payments	1,405,894
Less interest	158,424
Present value of lease liabilities	$1,247,470

Average lease terms and discount rates were as follows:

March 31,
2020
Weighted-average remaining lease terms (years)
Operating leases	4.30
Weighted-average discount rate
Operating leases	5.65%

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

The rent expense for the three months ended March 31, 2019 was approximately $120,000. The rent expense for the nine-month period ended March 31, 2019 was approximately $350,000.

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

Executive Overview—nine-month periods ended March 31, 2020 and 2019
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue increased approximately $39,000 or 0.5%, to $7,385,000 during the nine-month period ended March 31, 2020 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales of Trek products of approximately $499,000 mainly due to back ordered items shipped in the nine-month period ended March 31, 2020 and an increase of approximately$25,000 from the service plans. The increase is offset by an decrease in sales of Sonomed's ultrasound products of approximately $301,000 and a decrease of approximately $184,000 in the ophthalmic fundus photography systems.

•
Consolidated cost of goods sold totaled approximately $3,910,000, or 52.9%, of total revenue for the nine-month period ended March 31, 2020, as compared to $3,881,000, or 52.8%, of total revenue of the same period of last fiscal year. The increase of 0.1% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

•
Consolidated marketing, general and administrative expenses decreased $175,000, or 5.5%, to $2,997,000 for the nine-month period ended March 31, 2020, as compared to the same period of last fiscal year.The decrease is mainly due to decreased payroll expense, executive retirement expense, business tax and meeting and exhibits expense.

•
Consolidated research and development expenses increased $267,000 or 49.4%, to $808,000 for the nine-month period ended March 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expense for AXIS software development work and ultrasound certification costs incurred during the nine-month period ended March 31, 2020.

•
The increase of operating loss is also due to the loss from an intangible assets impairment of $605,000 in the nine-month period ended March 31, 2020 as compared to the same period of the last fiscal year.

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
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $111,000 as of March 31, 2020 and June 30, 2019.
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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset as of December 31, 2019. The outcome of this impairment test resulted in non-cash change for the full impairment of the indefinite-lived intangible assets (trade marks and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements in the second quarter of fiscal year 2020. No impairments were recorded in the three-month and nine-month periods ended March 31, 2019.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2020 and June 30, 2019, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2020 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2020 and 2019, the average market prices for the three-month and nine-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and nine-month periods ended March 31, 2020 and nine-month period ended March 31, 2019.  Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended March 31, 2020 and the nine-month period ended March 31, 2019 are the same.
Results of Operations
Three Months and Nine Months Ended March 31, 2020 and 2019
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three-month and and nine-month periods ended March 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Net Revenue:
Products	$2,117	$2,434	(13.0)%	$6,667	$6,653	0.2%
Service plans	240	235	2.1%	718	693	3.6%
Total	$2,357	$2,669	(11.7)%	$7,385	$7,346	0.5%
Consolidated net revenue decreased approximately $312,000 or 11.7%, to $2,357,000 during the three-month period ended March 31, 2020 as compared to the same period of last fiscal year. The decrease in net revenue is attributed to a decrease in sales of Sonomed's ultrasound products of approximately $314,000 and a decrease of approximately $119,000 in ophthalmic fundus photography system products offset by an increase of approximately $115,000 in sales of Trek products and approximately $6,000 from the service plans.
Consolidated net revenue increased approximately $39,000 or 0.5%, to $7,385,000 during the nine-month period ended March 31, 2020 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales of Trek products of approximately $499,000 mainly due to back ordered items shipped in the nine-month period ended March 31, 2020 and an increase of $25,000 from the service plans. The increase is offset by an decrease in sales of Sonomed's ultrasound products of approximately $301,000 and a decrease of approximately $184,000 in the ophthalmic fundus photography systems.
The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2020		2019		2020		2019
Domestic	$1,440	61.1%	$1,509	56.6%	$4,496	60.9%	$4,422	60.2%
Foreign	917	38.9%	1,159	43.4%	2,889	39.1%	2,924	39.8%
Total	$2,357	100.0%	$2,669	100.0%	$7,385	100.0%	$7,346	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three-month and nine-month periods ended March 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2020	%	2019	% Change	2020	% Change	2019	%
Cost of Goods Sold:
	$1,281	54.3%	$1,398	52.4%	$3,910	52.9%	$3,881	52.8%
Total	$1,281	54.3%	$1,398	52.4%	$3,910	52.9%	$3,881	52.8%

Consolidated cost of goods sold totaled approximately $1,281,000, or 54.3%, of total revenue for the three month period ended March 31, 2020, as compared to $1,398,000, or 52.4%, of total revenue of the same period of last fiscal year. The increase of 1.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix offset by the improved pricing.

Consolidated cost of goods sold totaled approximately $3,910,000, or 52.9%, of total revenue for the nine-month period ended March 31, 2020, as compared to $3,881,000, or 52.8%, of total revenue of the same period of last fiscal year. The in of 0.1% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and improved pricing.

The following table presents consolidated marketing, general and administrative expenses for the three-month and nine-month periods ended March 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Marketing, General and Administrative:
	$904	$1,031	(12.3)%	$2,997	$3,172	(5.5)%
Total	$904	$1,031	(12.3)%	$2,997	$3,172	(5.5)%

Consolidated marketing, general and administrative expenses decreased $127,000, or 12.3%, to $904,000 for the three-month period ended March 31, 2020, as compared to the same period of last fiscal year. The decrease is mainly due to decreased payroll expense and decreased meeting and exhibits expense.

Consolidated marketing, general and administrative expenses decreased $175,000, or 5.5%, to $2,997,000 for the nine-month period ended March 31, 2020, as compared to the same period of last fiscal year. The decrease is mainly due to decreased payroll expense, executive retirement expense, business tax and meeting and exhibits expense.
The following table presents consolidated research and development expenses for the three-month and nine-month periods ended March 31, 2020 and 2019.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Research and Development:
	$301	$218	38.1%	$808	$541	49.4%
Total	$301	$218	38.1%	$808	$541	49.4%
Consolidated research and development expenses increased $83,000, or 38.1%, to $301,000 for the three-month period ended March 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the three months ended March 31, 2020.

Consolidated research and development expenses increased $267,000, or 49.4%, to $808,000 for the nine-month period ended March 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expense for AXIS software development work and certification costs incurred in the nine-month period ended March 31, 2020.
Impairment
The Company tests infinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. As a result of the Company's testing as of December 31, 2019, the intangible assets (trade mark and trade names) carrying amount of $605,006 was deemed fully impaired. During the three-month and nine-month periods ended March 31, 2019 no impairments were recorded.
Other Income (Expense)

The Company did not have significant other income during the three and nine-month periods ended March 31, 2020. As of June 30, 2019, $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the nine-month period ended March 31, 2020.

The other income of $11,122 during the nine-month period ended March 31, 2019 is due to the proceeds from insurance claims after the loss of shipment.

COVID-19 Disclosure

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domesitc economy, and is likely to impact the operations of the company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as of date of this filing. There is no indication of any write-down of inventory as of date of this filing, such as decline in the market value of inventory despite a decrease of the sales in the lock down period. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2020 was approximately $696,000 of cash on hand and restricted cash of approximately $255,000 compared to approximately $410,000 of cash on hand and restricted cash of $253,000 as of June 30, 2019. Approximately $48,000 was available under our line of credit as of March 31, 2020.

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

As of March 31, 2020 we had an accumulated deficit of approximately $68.4 million, incurred recurring losses from operations and negative cash flows from operating activities of prior periods. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2020 and June 30, 2019. Table amounts are in thousands:

	March 31,	June 30,
	2020	2019
Current Ratio:
Current assets	$4,100	$4,261
Less: Current liabilities	2,597	2,260
Working capital	$1,503	$2,001
Current ratio	1.58 to 1	1.89 to 1
Debt to Total Capital Ratio:
Line of credit, note payable and lease liabilities	$1,465	$220
Total debt	1,465	220
Total equity	1,980	2,162
Total capital	$3,445	$2,382
Total debt to total capital	42.5%	9.2%
Working Capital Position
Working capital decreased approximately $498,000 as of March 31, 2020, and the current ratio decreased to 1.58 to 1 from 1.89 to 1 when compared to June 30, 2019.
Overall total current assets decreased approximately $161,000 to approximately $4,100,000 as of March 31, 2020 from $4,261,000 as of June 30, 2019. Total current liabilities, which consists of line of credit, current portion of note payable, current portion of post-retirement pension benefits, related party accrued interest, current portion of operating lease liabilities, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $337,000 to $2,597,000 as of March 31, 2020 from $2,260,000 as compared to June 30, 2019. The increase in current liabilities is result of adoption of the ASU No. 2016-02, Leases (Topic 842).
Debt to total capital ratio was 42.5% and 9.2% as of March 31, 2020 and June 30, 2019, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to primarily the adoption of the ASU No. 2016-02, Leases (Topic 842).
Cash Flow Provided by (Used In) Operating Activities
During the nine-month period ended March 31, 2020 the Company provided approximately $329,000 of cash in operating activities as compared to approximately $371,000 of cash used in operating activities during the nine-month period ended March 31, 2019.
For the nine-month period ended March 31, 2020, the Company had a net loss of approximately $182,000, which includes non cash post-retirement adjustment of $758,000, non cash lease expense of $243,000, and impairment loss of $605,000. Cash inflows were mainly due to a decrease in other current assets of $89,000, an increase in deferred revenue of $117,000, an increase in accounts payable of $14,000, an increase in accrued expenses of $97,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $37,000. The cash inflow is offset by an increase in accounts receivable of $382,000, an increase in inventory of $21,000, and an increase in other long term assets of $11,000, a decrease in operating lease liability of $246,000, a decrease in accrued post retirement benefits of $34,000, and a decrease in liabilities of discontinued operations of $3,000.
For the nine-month period ended March 31, 2019, the Company had a net loss of approximately $244,000. Cash outflows were mainly due to the cash outflow due to an increase in accounts receivable of $236,000, an increase in other current assets of $14,000, a decrease in accrued post retirement benefits of $26,000, a decrease in accrued expense of $114,000 and a decrease in deferred revenue of $41,000. The cash outflow is offset by increase in accounts payable of $146,000, a decrease in inventory of 138,000 and an increase in non-cash expenditure on depreciation and amortization of approximately $20,000.

Cash Flows Used In Investing Activities

Cash flows used in investing activities for the nine-month periods ended March 31, 2020 and 2019 were due to purchase of equipment of $39,000 and $7,000 respectively.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in or Provided by Financing Activities
For the nine-month period ended March 31, 2020 the cash used in financing activities of $3,000 was due to auto loan payment.
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
Financing Facilities

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 3.99% as of March 31, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral.

As of March 31, 2020 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $2,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively. The line of credit interest expense was $9,000 and $13,000 for the nine-month periods ended March 31, 2020 and 2019, respectively.

Preferred stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of March 31, 2020 and June 30, 2019 the cumulative dividends payable is $109,986 ($0.0549 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

Payroll Protection Plan (PPP) Loan

The Paycheck Protection Program established by the CARES Act, is implemented by the Small Business Administration (SBA) with support from the Department of the Treasury. This program provides small businesses with funds to pay up to 8 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities.
The Company applied for and received $500,000 in April 2020 under the PPP loan. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. Loan payments will be deferred for 6 months. (interest will continue to accrue over this period). SBA will forgive loans if a company has used at least 75% of the loan proceeds for payroll costs, with any balance going towards covered mortgage interest payments, covered lease payments or covered utilities. The amount of loan forgiveness may be reduced if there has been a reduction in full-time equivalent employees.The amount of loan forgiveness is further reduced if employees who made less than $100,000 in annualized wages in 2019 receive a reduction in pay of more than 25% during the covered period.
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
As of June 30, 2019, approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported under other income for the nine-month period ended March 31, 2020.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month and nine-month periods ended March 31, 2020 and 2019.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2020	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer