Form 10-K
period 2020-06-30
ESCALON MEDICAL CORP
filed 2020-09-28
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2019 was approximately $446,137, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 25, 2020, the registrant had 7,415,329 shares of common stock outstanding.

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

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices for ophthalmic applications. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other government authorities requires extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York and Stoneham, Massachusetts facility, respectively. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2020 and 2019 were approximately $1,122,000 and $740,000, respectively.

Manufacturing and Distribution
The Company leases 7,440 square feet of space in Wisconsin, for its surgical products under the Trek division. The facility is currently used for product assembly related to Trek. The Company also leases 3,452 square feet in Stoneham, Massachusetts used primarily for product design and development in the EMI business unit. The office lease in Stoneham expired in August 2020 and was not renewed. The Company subcontracts component manufacture, assembly and sterilization to various vendors. The Company’s ophthalmic surgical products are distributed from the Company’s Wisconsin facility.
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

Service and Support
The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Wisconsin facility for surgical devices, New York facility for Sonomed products and EMI devices in Stoneham facility. Service support for Digital licensing is provided remotely.

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

Human Resources
As of June 30, 2020, the Company employed 38 employees. Of these employees, 23 of the Company’s employees are employed in manufacturing, 11 are employed in general and administrative positions, 3 are employed in sales and marketing and 1 is employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Due to the Company’s history of operating losses, we received a going concern opinion from our independent registered public accounting firm.

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

To date, our operations have not generated sufficient revenues to enable profitability. As of June 30, 2020, we had an accumulated deficit of $68.8 million, and incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2020 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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

The Company’s Chairman and Chief Executive Officer, Richard DePiano Jr. is the Company’s controlling shareholder and has sufficient voting power to determine the outcome of all matters submitted to the Company’s shareholders for approval.
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
On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:

•	sales returns;

•	allowances for doubtful accounts;

•	inventories

•	intangible assets;

•	right-of-use assets

•	income and other tax accruals;

•	deferred tax asset valuation allowances;

•	sales discounts;

•	warranty obligations; and

•	accrued lease termination costs

•	contingencies and litigation.
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

COVID-19 could negatively impact the demand, interrupt the supply and operations and effect the liquidity.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as the date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

ITEM 1B. UNSOLVED SEC STAFF COMMENTS

The Company does not believe there are any unresolved SEC staff comments.

ITEM 2. PROPERTIES

As of June 30, 2020 the Company leased an aggregate of 21,574 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, (iii) Trek’s distribution facility in New Berlin, Wisconsin, and (iv)  EMI’s product design and development facility in Stoneham, Massachusetts. The Company's current corporate office lease of 2,186 square feet will expire on December 2024. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Wisconsin lease, of 7,440 square feet of space will expire in April 2022. The Massachusetts lease with a coverage of 3,452 square feet expired in August 2020 and was not renewed. Rent expense during the years ended June 30, 2020 and 2019 was approximately $495,000 and $455,000, respectively.

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
As of September 25, 2020 there were 1,267 holders of record of the Company’s common stock. On September 25, 2020 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.12 per share.
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

•
Consolidated net revenue decreased approximately $227,000 or 2.4%, to $9,400,000 during the year ended June 30, 2020 as compared to the prior fiscal year. The decrease in net revenue is attributed to a decrease of approximately $762,000 in sales of Sonomed's ultrasound products and a decrease of approximately $245,000 in the ophthalmic fundus photography system products. The decrease is offset by an increase in sales of Trek products of $738,000 and an increase in the service plans of $42,000. COVID-19 has negatively impacted the sales of ultrasound. The back orders of Trek contributed to the increase in Trek sales.

•
Consolidated cost of goods sold totaled approximately $5,198,000, or 55.3%, of total revenue during the year ended June 30, 2020, as compared to $4,997,000, or 51.9%, of total revenue of the prior fiscal year. The increase of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to decreased sales due to COVD-19 and change of product mix.

•
Consolidated marketing, general and administrative expenses decreased $267,000, or 6.4%, to $3,875,000 during the year ended June 30, 2020, as compared to the prior fiscal year. The decrease is mainly due to decreased payroll expense, executive retirement expense, business tax and meeting and exhibits expense.

•
Consolidated research and development expenses increased $382,000 or 51.6%, to $1,122,000 during the year ended June 30, 2020 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to expenses for AXIS software development work and ultrasound certification costs incurred year ended June 30, 2020.

•	The increase of operating loss is also due to the loss from an intangible assets impairment of $605,000 during the year ended June 30, 2020 as compared to the prior fiscal year.

COVID-19 disclosure
On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company remains in strong communications with the customer and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as the date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

Results of Operations

Years ended Ended June 30, 2020 and 2019
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended ended June 30, 2020 and 2019. Table amounts are in thousands:

	For the Years Ended June 30,
	2020	2019	% Change
Net Revenue:
Products	$8,438	$8,707	(3.1)%
Service plans	962	920	4.6%
Total	$9,400	$9,627	(2.4)%
Consolidated net revenue decreased approximately $227,000 or 2.4%, to $9,400,000 during the year ended June 30, 2020 as compared to the prior fiscal year. The decrease in net revenue is attributed to a decrease of approximately $762,000 in sales of Sonomed's ultrasound products and a decrease of approximately $245,000 in the ophthalmic fundus photography system products. The decrease is offset by an increase in sales of Trek products of $738,000 and an increase in the service plans of $42,000. COVID-19 has negatively impacted the sales of ultrasound. The back orders of Trek contributed to the increase in Trek sales.

Foreign sales

The following table presents domestic and international sales from continuing operations.Table amounts are in thousands:

	For the Years Ended June 30,
	2020		2019
Domestic	$5,781	61.5%	$5,587	58.0%
Foreign	3,619	38.5%	4,040	42.0%
Total	$9,400	100.0%	$9,627	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the years ended June 30, 2020 and 2019. Table amounts are in thousands:

	For the Years Ended June 30,
	2020	% Change	2019	%
Cost of Goods Sold:
	$5,198	55.3%	$4,997	51.9%
Total	$5,198	55.3%	$4,997	51.9%

Consolidated cost of goods sold totaled approximately $5,198,000, or 55.3%, of total revenue during the year ended June 30, 2020, as compared to $4,997,000, or 51.9%, of total revenue of the prior fiscal year. The increase of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to decreased sales due to COVD-19 and change of product mix.

The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2020 and 2019. Table amounts are in thousands:

	For the Years Ended June 30,
	2020	2019	% Change
Marketing, General and Administrative:
	$3,875	$4,142	(6.4)%
Total	$3,875	$4,142	(6.4)%

Consolidated marketing, general and administrative expenses decreased $267,000, or 6.4%, to $3,875,000 during the year ended June 30, 2020 as compared to the prior fiscal year. The decrease is mainly due to decreased payroll expense, executive retirement expense, business tax and meeting and exhibits expense.
The following table presents consolidated research and development expenses for the yeras ended June 30, 2020 and 2019.
Table amounts are in thousands:

	For the Years Ended June 30,
	2020	2019	% Change
Research and Development:
	$1,122	$740	51.6%
Total	$1,122	$740	51.6%

Consolidated research and development expenses increased $382,000, or 51.6%, to $1,122,000 during the year ended June 30, 2020 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to expenses for AXIS software development work and certification costs incurred in year ended June 30, 2020.
Impairment
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset as of December 31, 2019. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for fiscal year 2020. No impairments were recorded in year ended June 30, 2019 .
Other Income (Expense)

As of June 30, 2019, $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for year ended June 30, 2020.

The Company did not have significant other income during the fiscal year ended June 30, 2019.
Liquidity and Capital Resources

Our total cash on hand as of June 30, 2020 was approximately $826,000 of cash on hand and restricted cash of approximately $255,000 compared to approximately $410,000 of cash on hand and restricted cash of $253,000 as of June 30, 2019. Approximately $48,000 was available under our line of credit as of June 30, 2020.

On April 27, 2020, the Company entered into a Payroll Protection Program ("PPP") loan for $500,000 in connection with the CARES Act related to COVID-19. $221,297 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

Economic Injury Disaster Loan (EIDL loan) is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company also received $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of principal and interest will be $731. The EIDL loan is secured by the tangible and intangible personal property of the Company.

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

As of June 30, 2020 we had an accumulated deficit of approximately $68.8 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2020 and 2019. Table amounts are in thousands:

	June 30,	June 30,
	2020	2019
Current Ratio:
Current assets	$4,333	$4,261
Less: Current liabilities	2,865	2,260
Working capital	$1,468	$2,001
Current ratio	1.51 to 1	1.89 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$2,042	$220
Total debt	2,042	220
Total equity	1,512	2,162
Total capital	$3,554	$2,382
Total debt to total capital	57.5%	9.2%
Working Capital Position
Working capital decreased approximately $533,000 as of June 30, 2020, and the current ratio decreased to 1.51 to 1 from 1.89 to 1 when compared to June 30, 2019.
Overall total current assets increased approximately $72,000 to approximately $4,333,000 as of June 30, 2020 from $4,261,000 as of June 30, 2019. Total current liabilities, which consists of a line of credit, current portion of note payable, current portion of PPP loan, current portion of post-retirement pension benefits, related party accrued interest, current portion of operating lease liabilities, accounts payable, accrued expenses, deferred revenue and liabilities of discontinued operations, increased approximately $605,000 to $2,865,000 as of June 30, 2020 from $2,260,000 as compared to June, 2019. The increase in current liabilities is result of adoption of the ASU No. 2016-02, Leases (Topic 842) and the PPP loan.
On April 27, 2020, the Company entered into a PPP loan for $500,000. $221,297 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program.The Company also received $150,000 EIDL loan from SBA. The annual interest rate is 3.75%, The payment term is 30 years and the monthly payment of principal and interest will be $731.
Debt to total capital ratio was 57.5% and 9.2% as of June 30, 2020 and June 30, 2019, respectively. The decrease in the working capital ratio and increase in the debt to total capital ratio is due to primarily the adoption of the ASU No. 2016-02, Leases (Topic 842) and the additional notes payable received related to COVID-19. The Company received $500,000 of the PPP loan and $150,000 of the Economic Injury Disaster (EIDL) loan from SBA during the year ended June 30, 2020.
Cash Flow Used In Operating Activities
During year ended June 30, 2020 the Company used approximately $168,000 of cash in operating activities as compared to approximately $473,000 of cash used in operating activities during the year ended June 30, 2019.
For the year ended June 30, 2020, the Company had a net loss of approximately $650,000, which includes non cash post-retirement adjustment of $758,000, non cash lease expense of $342,000, and impairment loss of $605,000, non cash depreciation expense of $50,000 and an increase in accounts receivable allowance $12,000. Cash inflows were mainly due to a decrease in other current assets of $69,000, a decrease in inventory of $94,000, a decrease in accounts receivable of $171,000, an increase in deferred revenue of $89,000, an increase in accounts payable of $94,000, an increase in accrued expenses of $95,000 and an increase in other long-term liabilities of $9,000. The cash inflow is offset by an increase in other long term assets of $11,000, a decrease in operating lease liability of $345,000, a decrease in accrued post retirement benefits of $34,000, and a decrease in liabilities of discontinued operations of $1,000.
For the year ended June 30, 2019, the Company had a net loss of approximately $250,000. Cash outflows were mainly due to the cash outflow due to an increase in accounts receivable of $104,000, an increase in other current assets of $25,000, an increase in inventory of 55,000, a decrease in accrued expenses of $105,000, a decrease in accrued post retirement benefits of $59,000, and a decrease in deferred revenue of $54,000. The cash outflow is offset by an increase in accounts payable of $138,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $50,000. The cash outflow is mainly due to decreased sales and continued investment in research and development for AXIS software development.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2020 and 2019 were due to purchase of equipment of $60,000 and $22,000 respectively.
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
Cash Flows Provided by Financing Activities
For the year ended June 30, 2020 the cash provided by the financing activities of $647,000 was due to $500,000 of PPP loan, $150,000 of EIDL loan and cash used in financing activities of $3,000 was due to auto loan payment.
For the year ended June 30, 2019 the cash provided by financing activities of $34,000 was due to the increase in the line of credit in amount of $37,000 as a result of the Company refinancing the line of credit with TD Bank in July 2019 offset by auto loan payment of $3,000.
Debt Financing

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2020. The Company is required to hold $250,000 in a TD bank savings account as collateral.

As of June 30, 2020 and June 30, 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $11,000 and $17,000 for the years ended June 30, 2020 and 2019, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $221,297 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

Economic Injury Disaster Loan ("EIDL")

EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic . EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%, the payment term is 30 years and the monthly payment will be $731. The EIDL loan is secured by the tangible and intangible personal property of the Company. The EIDL loan is included in the non current portion of other notes payable.

Employer Payroll Tax Withholdings

The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $9,000 of the social security tax as of June 30, 2020. The employer payroll tax withholding deferral is included in other long-term liabilities.

Preferred stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr, the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2020 and June 30, 2019 the cumulative dividends payable is $122,709 ($0.0614 per share) and $70,968 ($0.0355 per share), respectively.

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
As of June 30, 2019, approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano, Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported under other income during the year ended June 30, 2020.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2020 and 2019.
Critical Accounting Policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB issued authoritative guidance concerning Revenue Recognition, Goodwill and Other Intangible Assets, discussed further in the notes to consolidated financial statements included in this Form 10-K. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities, right-of-use assets and related lease liabilities, and valuation of intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.

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

The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset as of December 31, 2019. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for the year ended June 30, 2020. During the year ended June 30, 2019, no impairments were recorded.
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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2020 and 2019, the Company has a fully recorded valuation allowance against its deferred tax assets.
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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2020 and 2019, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.
Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the consolidated balance sheets.

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
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2020 and 2019, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the years ended June 30, 2020 and 2019. Therefore, basic and diluted loss per common share for the years ended June 30, 2020 and 2019 are the same.
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
New Accounting Pronouncements Recently Adopted
Effective July 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the cumulative effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $1,138,000 and $1,208,000 respectively. The adoption didn't materially impact the Company's consolidated statements of operations or cash flows. (See Note 15)

In June 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements.
New Accounting Pronouncements Not yet Adopted
In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Escalon Medical Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Marlton, New Jersey

September 28, 2020

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$825,958	$409,743
Restricted cash	255,281	253,135
Accounts receivable, net	1,312,935	1,496,105
Inventories	1,785,030	1,878,860
Other current assets	154,193	223,078
Total current assets	4,333,397	4,260,921
Property and equipment, net	97,214	67,896
Right-of-use assets	1,107,127	—
Trademarks and trade names	—	605,006
License, net	122,050	141,700
Other long term assets	62,789	51,915
Total assets	$5,722,577	$5,127,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,401	3,401
Current portion of PPP loan	221,297	—
Accounts payable	760,621	666,510
Accrued expenses	681,047	656,707
Related party accrued interest	112,389	112,389
Current portion of post-retirement benefits (related party)	—	101,891
Current portion of operating lease liabilities	278,634	—
Deferred revenue	516,053	426,803
Liabilities of discontinued operations	89,990	90,933
Total current liabilities	2,865,007	2,260,209
Note payable, net of current portion	11,503	14,896
PPP loan, net of current portion	278,703	—
Operating lease liabilities, net of current portion	896,533	—
EIDL loan	150,000	—
Accrued post-retirement benefits, net of current portion (related party)	—	690,094
Other long-term liabilities	8,872	—
Total long-term liabilities	1,345,611	704,990
Total liabilities	4,210,618	2,965,199
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $767,709 and $715,968)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,842,499)	(68,192,219)
Total shareholders’ equity	1,511,959	2,162,239
Total liabilities and shareholders’ equity	$5,722,577	$5,127,438
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2020	2019
Net revenues:
Products	$8,437,672	$8,707,154
Service plans	962,359	919,509
Revenues, net	9,400,031	9,626,663
Costs and expenses:
Cost of goods sold	5,197,866	4,997,461
Marketing, general and administrative	3,874,498	4,142,392
Research and development	1,122,324	739,765
Intangible assets impairment	605,006	—
Total costs and expenses	10,799,694	9,879,618
Loss from operations	(1,399,663)	(252,955)
Other income (expense)
Other income	759,371	11,122
Interest income	3,592	9,170
Interest expense	(13,580)	(17,353)
Total other income, net	749,383	2,939
Net loss	(650,280)	(250,016)
Undeclared dividends on preferred stocks	51,741	51,600
Net loss applicable to common shareholders	$(702,021)	$(301,616)
Net loss per share
Basic loss per share	$(0.09)	$(0.04)
Diluted loss per share	$(0.09)	$(0.04)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,192,219)	$2,162,239
Net loss	—	—	—	—	—	(650,280)	(650,280)
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(67,942,203)	$2,412,255
Net loss	—	—	—	—	—	(250,016)	(250,016)
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,192,219)	$2,162,239
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(650,280)	$(250,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of allowance of doubtful accounts	—	(5,450)
Increase in accounts receivable allowance	12,008	—
Depreciation and amortization	50,084	50,139
Non cash lease expense	342,058	—
Intangible assets impairment	605,006	—
Non cash post-retirement benefits adjustment	(758,021)	—
Change in operating assets and liabilities:
Accounts receivable	171,162	(103,522)
Inventories	93,830	(55,446)
Other current assets	68,885	(25,373)
Other long-term assets	(10,874)	—
Accounts payable	94,111	137,666
Accrued expenses	94,929	(105,325)
Accrued post-retirement benefits (related party)	(33,964)	(59,386)
Change in operating lease liability	(344,608)	—
Deferred revenue	89,250	(54,377)
Liabilities of discontinued operations	(943)	(1,599)
Other long-term liabilities	8,872	—
Net cash used in operating activities	(168,495)	(472,689)
Cash Flows from Investing Activities:
Purchase of equipment	(59,751)	(22,117)
Net cash used in investing activities	(59,751)	(22,117)
Cash Flows from Financing Activities:
Proceeds from PPP loan	500,000	—
Proceeds from EIDL loan	150,000	—
Repayment of note payable	(3,393)	(2,893)
Proceeds from line of credit	—	36,575
Net cash provided by financing activities	646,607	33,682
Net increase (decrease) in cash, cash equivalents and restricted cash	418,361	(461,124)
Cash, cash equivalents and restricted cash, beginning of year	662,878	1,124,002
Cash, cash equivalents and restricted cash, end of year	$1,081,239	$662,878

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$825,958	$409,743
Restricted cash	255,281	253,135
	$1,081,239	$662,878
Beginning of year
Cash and cash equivalents	$409,743	$874,002

Restricted cash	253,135	250,000
	$662,878	$1,124,002

Supplemental Schedule of Cash Flow Information:
Interest paid	$15,387	$44,315
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$1,449,184	$—
Record lease liability per ASC 842	$1,519,744	$—
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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and has and is likely to continue to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program ("PPP loan") which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as of date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of June 30, 2020, the Company had an accumulated deficient of $68.8 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the date of this form 10-K.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally affected in the US Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.
Restricted Cash
As of June 30, 2020 and June 30, 2019 restricted cash included $255,281 and $253,135 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the years ended June 30, 2020 and 2019.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $123,000 and $111,000 as of June 30, 2020 and 2019.

	June 30,
	2020	2019
Balance, July 1	$110,507	$118,930
Increase in allowance	12,008	—
Recovery in bad debts	—	(5,450)
Write-offs	—	(2,973)
Balance, June 30	$122,515	$110,507

Inventories
Inventories include freight-in materials, labor and overhead costs, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventories as it becomes aware of any situation whereas the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions.

	For the years ended June 30,
	2020	2019
Raw materials	$612,721	$874,985
Work in process	322,856	225,254
Finished goods	849,453	778,621
Total inventories	$1,785,030	$1,878,860

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2020 and 2019 was approximately $30,000 and $30,000, respectively.

Property and equipment consist of the following:

	June 30,
	2020	2019
Equipment	$739,335	$717,460
Furniture and fixtures	150,871	149,835
Leasehold improvements	39,048	28,549
	929,254	895,844
Less: Accumulated depreciation and amortization	(832,040)	(827,948)
	$97,214	$67,896
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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset as of December 31, 2019. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for fiscal year 2020. No impairments were recorded in year ended June 30, 2019 .
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
PPP Loans
The Company's policy is to account for the PPP loan (See Note 7) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.
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

The Company determined that the carrying amount of the notes payable and lease liabilities approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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

Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period.

	Years ended June 30,
	2020	2019
Beginning of Year	$427,000	$481,000
Additions	1,052,000	888,000
Revenue Recognized	963,000	942,000
End of Year	$516,000	$427,000

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2020 and 2019 was $17,000 and $33,000, respectively.
Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2020 and 2019, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the years ended June 30, 2020 and 2019. Therefore, basic and diluted loss per common share for the years ended June 30, 2020 and 2019 are the same.

	For the Years Ended June 30,
	2020		2019
Numerator:
Numerator for basic loss per share:
Net loss	$(650,280)		$(250,016)
Undeclared dividends on preferred stock	51,741		51,600
Net loss applicable to common shareholders	$(702,021)		$(301,616)
Numerator for diluted earnings per share:
Net loss applicable to common shareholders	$(702,021)		$(301,616)
Undeclared dividends on preferred stock	—		—
Net loss	$(650,280)		$(301,616)
Denominator:
Denominator for basic loss per share - weighted average shares outstanding	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	—		—
Denominator for diluted loss per share - weighted average and assumed conversion	7,415,329	—	7,415,329
Net loss per share:
Basic net loss per share	$(0.09)		$(0.04)
Diluted net loss per share	$(0.09)		$(0.04)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2020	2019
Stock options	157,000	213,000
Convertible preferred stock	5,118,060	4,773,120
Total potential dilutive securities not included in income per share	5,275,060	4,986,120
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2020 and June 30, 2019, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2020 and June 30, 2019, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use ("ROU") assets are included in right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities, net of current portion, respectively on the consolidated balance sheets.

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

Reclassifications

Lease deposits of $51,915 in the June 30, 2019 consolidated balance sheet has been reclassed from other current assets to other assets to be in conformity with the current period presentation.

New Accounting Pronouncements
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
New Accounting Pronouncements Recently Adopted

Effective July 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the cumulative effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $1,138,000 and $1,208,000 respectively. The adoption didn't materially impact the Company's consolidated statements of operations or cash flows. (See Note 15)

In June 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements.
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

4. Intangible Assets
The Company's intangible assets consist of the following:

	2020	2019
Trademarks and trade names
Net carrying amount	$—	$605,006
Total	$—	$605,006

The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the current low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,006, which was recorded in the consolidated financial statements for the year ended June 30, 2020. During the year ended June 30, 2019, no impairments were recorded.

Licenses

The Company purchased no new licenses for year end June 30, 2020 and 2019 respectively and the cost is capitalized and amortized over 10 years. Amortization expense is approximately $20,000 for each of the years ended June 30, 2020 and 2019. Annual amortization related entirely to licenses is estimated to be $19,650 for the years ending June 30, 2021 through 2025 and $23,800 thereafter.
The following table presents amortized licenses as of June 30, 2020:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(76,950)	$122,050
Total	$199,000	$—	$199,000	$(76,950)	$122,050

The following table presents amortized licenses as of June 30, 2019:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(57,300)	$141,700
Total	$199,000	$—	$199,000	$(57,300)	$141,700

5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2020	2019
Accrued compensation	$417,829	$396,609
Line of credit and notes payable interest accrual	1,224	1,013
Customer deposits	14,320	16,006
Warranty reserve	32,078	32,078
Sales tax payable	100,176	100,582
Rent payable	—	70,587
Other accruals	115,420	39,832
Total accrued expenses	$681,047	$656,707

Accrued compensation as of June 30, 2020 and 2019 primarily relates to payroll, vacation accruals, and payroll tax liabilities.

6. Line of Credit

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr. executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate. Upon signing the agreement the Company also authorizes TD bank to payoff the line of credit with Newtek Business Credit ("Netwtek").

As of June 30, 2020 and 2019, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $11,000 and $17,000 for the years ended June 30, 2020 and 2019, respectively.

7. Long-term debt

Paycheck Protection Program ("PPP") loan

On April 27, 2020, the Company entered into a PPP loan for$500,000 in connection with the CARES Act related to COVID-19. $221,297 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

Economic Injury Disaster ("EIDL") loan

EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment will be $731.The EIDL loan is secured by the tangible and intangible personal property of the Company.

The future annual principal amounts to be paid as of June 30, 2020 are as follows:

Year ending June 30,	EIDL Loan Payment
2021	$234
2022	2,870
2023	2,980
2024	3,094
2025	3,212
Thereafter	137,610
Total	$150,000

Other Long-term Liabilities

The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $9,000 of the social security tax as of June 30, 2020.

8. Capital Stock Transactions
Stock Option Plans
As of June 30, 2020, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2020, options to purchase 157,000 shares of the Company’s common stock were outstanding, of which 157,000 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2020 and 2019:

	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	213,000	$1.48	367,500	$1.78
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(56,000)	1.51	(154,500)	$2.21
Outstanding at the end of the year	157,000	$1.47	213,000	$1.48
Exercisable at the end of the year	157,000	$1.47	213,000	1.48
Weighted average fair value of options granted during the year		$—		$—

The following table summarizes information about stock options outstanding as of June 30, 2020:

	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	5.83	$0.79	21,000	$0.79
$1.45 to $2.12	136,000	3.83	$1.57	136,000	$1.57
Total	157,000			157,000
There was no compensation expense related to stock options for the years ended June 30, 2020 and 2019.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2020 and 2019 consists of the following:

	2020	2019
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	(8,061)	44,287
State	(2,303)	12,653
Change in valuation allowance	10,364	(56,940)
	—	—
Income tax expense (benefit)	$—	$—
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2020 and 2019 differ from statutory federal income tax rate due to the following:

	2020	2019
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	(16.00)%	0.00%
Valuation allowance	(5.00)%	(21.00)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$7,212,393	$7,102,298
Executive post retirement costs	—	166,317
General business credit	207,698	207,698
Allowance for doubtful accounts	25,728	23,207
Accrued vacation	43,741	40,565
Inventory reserve	69,432	102,002
Accelerated depreciation	69,196	127,642
Warranty reserve	6,736	6,736
Total deferred income tax assets	7,634,924	7,776,465
Valuation allowance	(7,609,293)	(7,619,657)
	25,631	156,808
Deferred income tax liabilities:
Accelerated depreciation	(25,631)	(156,808)
Total deferred income tax liabilities	(25,631)	(156,808)
	$—	$—
As of June 30, 2020, the Company has a valuation allowance of $7,609,293, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2020, the valuation allowance decreased by $10,364 and during the year ended June 30, 2019, the valuation increased by $56,940. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.The Company has available federal and state net operating loss carry forwards of approximately $32,867,000 and $3,248,000, respectively, of which $13,934,000 and $2,752,000, respectively, will expire over the next ten years, $17,931,000 and $496,000, respectively, will expire in years eleven through twenty, and $1,002,000 and $0, respectively, which will not expire.
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

Fiscal year ended June 30, 2017 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2020, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

10. Commitments and Contingencies
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

11. Retirement and Post-Retirement Plans

The Company adopted a 401(k) retirement plan effective January 1, 1994. The Company’s employees become eligible for the plan commencing on the date of employment. Company contributions are discretionary, and no Company contributions have been made since the plan’s inception. On January 14, 2000, the Company acquired Sonomed. Sonomed adopted a 401(k) retirement plan effective on January 1, 1993. This plan has continued subsequent to the acquisition and is available only to Sonomed employees. There were no discretionary contributions for the fiscal years ended June 30, 2020 and 2019.

On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its former Chairman, Mr. DePiano, Sr. The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano, Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the year ended June 30, 2020.

	2020	2019
Balance July 1,	$791,985	$851,371
Actuarial adjustment	(758,021)	42,505
Payment of benefits	(33,964)	(101,891)
Balance June 30,	—	791,985
12. Discontinued Operations

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

Assets and liabilities of discontinued operations of BHH included in the consolidated balance sheets are summarized as follows at June 30, 2020 and June 30, 2019 (in thousands):

	June 30,	June 30,
	2020	2019
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	90	91
Total liabilities	90	91
Net liabilities of discontinued operations	$(90)	$(91)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of June 30, 2020 and June 30, 2019 the liability was approximately $90,000 and $91,000, respectively.

13. Related Party Transactions and Preferred Stock

Richard J. DePiano Sr., (“Mr. DePiano Sr.”), the Company’s former Chairman, participated in an accounts receivable factoring program that was implemented by the Company. Under the program, Mr. DePiano Sr. advanced the Company $645,000 prior to the Debt Exchange Agreement noted below. Interest on the transaction was 1.25% per month. The transactions excluded fees typically charged by the factoring agent and provided much needed liquidity to the Company. There was no related party interest expense for the years ended June 30, 2020 and 2019. As of June 30, 2020 and 2019, accrued interest of $112,389 was payable under the factoring agreement to his estate.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2020 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2020 and 2019 the cumulative dividends payable is $122,709 ($0.0614 per share) and $70,968 ($0.0355 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

During the year ended June 30, 2020, the Company paid a company controlled by Richard DePiano Jr.'s mother for the supply and installation of the carpet for the Company's office.

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

Major Customer

One customer accounted for approximately 16% of net sales during the year ended June 30, 2020. No customer accounted for more than 10% of net sales during the year ended June 30, 2019.

As of June 30, 2020 the Company had one customer that represents approximately 18% of the total accounts receivable balance. As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts receivable balance.

Major Supplier

The Company's two largest suppliers accounted for 37% and 10% of the total purchase for the year ended June 30, 2020. The Company's two largest suppliers accounted for the total purchases for 30% and 11% of total purchase for the year ended June 30, 2019. As of June 30, 2020 the Company had three suppliers that represent approximately 38%, 12% and 11% of the total accounts payable balance. As of June 30, 2019 the Company had no customer that represents more than 10% of the total accounts payable balance.

Foreign Sales
Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2020		2019
Domestic	$5,781	61.5%	$5,587	58.0%
Foreign	3,619	38.5%	4,040	42.0%
Total	$9,400	100.0%	$9,627	100.0%

15. Leases

The Company adopted ASC Topic 842-Leases as of July 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new lease standard at adoption date. Accordingly, all periods prior to July 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating right of use (ROU) assets and operating lease liabilities of approximately $1,138,000 and $1,208,000 respectively, as of July 1, 2019. The adoption did not materially impact the Company's consolidated statements of operations or cash flows but it did impact the debt to capital ratio.

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

The components of lease costs included in cost of goods sold and marketing, general and administrative costs were as follows:

Year Ended
June 30, 2020
Operating lease costs:
Fixed	407,757
Total:	$407,757

Supplemental cash flow information was as follows:

Year Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	391,384
Total	$391,384

Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2020
Assets
Operating lease ROU assets	Right-of-use asset	$1,107,127
Liabilities
Current	Current portion of operating lease liabilities	$278,634
Non-current	Operating lease liabilities	$896,533

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2020:

As of January 1st, 2020, the Company had an additional operating lease for its Pennsylvania headquarters location with a present value of approximately $285,000. The operating lease commenced on January 1st, 2020 with a lease term of 5 years.

The aggregate future lease payments for operating leases as of June 30, 2020 were as follows:

Operating

2021	$336,596
2022	321,497
2023	259,546
2024	263,588
2025	137,082
Thereafter	978
Total lease payments	1,319,287
Less interest	144,120
Present value of lease liabilities	$1,175,167

Average lease terms and discount rates were as follows:

June 30,
2020
Weighted-average remaining lease terms (years)
Operating leases	4.17
Weighted-average discount rate
Operating leases	5.65%

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at July 1, 2019. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of June 30, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Operating

2019	$356,414
2020	272,881
2021	256,311
2022	188,755
2023	189,790
Thereafter	96,830
Total lease payments	$1,360,981

The rent expense for the years ended June 30, 2020 and 2019 was approximately $495,000 and $455,000.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2020 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)
	(c)	Statement with respect to shares dated February 15, 2018. (18)
3.2		Bylaws of Registrant. (8)
4.6		Description of Securities
10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.7		Non-Exclusive Distributorship Agreement between Company and Scott Medical Products dated October 12, 2000. (9)

10.13		Supply Agreement between the Company and Bausch & Lomb Surgical, Inc. dated August 13, 1999. (5)

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.35	Settlement Agreement with Intralase Corp, dated February 27, 2008 (4).

10.36	Vascular Access Sales Agreement with Vascular Solutions, Inc. dated April 28, 2010 (17)
10.37	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.38	Debt Exchange Agreement as of February 14, 2018 (18)
10.39	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.40	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.41	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(18)	Filed as an exhibit to the Company's Form 8-K, dated February 15, 2018
(19)	Filed as exhibit to the Company's Form 8-K dated July 6, 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 28, 2020
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 28, 2020
Mark Wallace

By:	/s/ John P. Dogum	Director	September 28, 2020
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 28, 2020
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 28, 2020
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 28, 2020
David J Jacovini