Form 10-K/A
period 2020-06-30
ESCALON MEDICAL CORP
filed 2020-10-26
CIK 862668

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
As of October 23, 2020, the registrant had 7,415,329 shares of common stock outstanding.

Escalon Medical Corp.

Form 10K/A

For the Year Ended June 30, 2020

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 26, 2020.

Name	Age	Position
Richard J. DePiano, Jr.	54	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	51	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	57	Director
C. Todd Trusk	53	Director
John P. Dogum	54	Director
David J. Jocavini	44	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 26, 2020. Officers serve at the discretion of the board of directors. The Company's former Chairman, Richard J. DePiano Sr. passed away on October 3, 2019.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2020.
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
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2020, 2019 and 2018.

Name and Principal Position (2)	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Richard J. DePiano, Sr. former Chairman	2020	$6,500			$—			$27,995	$34,495
	2019	$26,000			$—			$111,981	$137,981
	2018	$26,000			$—			$111,981	$137,981

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2020	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2019	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222
	2018	$182,000	$—	$—	$—	$—	$—	$12,222	$194,222

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2020	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2019	$149,000	$—	$—	$—	$—	$—	$810	$149,810
	2018	$149,000	$—	$—	$—	$—	$—	$810	$149,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance. For Mr. DePiano, Sr., includes payment of $101,891 under his supplemental Executive Retirement Agreement. Mr. DePiano, Sr. passed away on October 3, 2019.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2020.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano, Jr.
	10,000	—	—	$1.57	5/7/2024
	10,000	—	—	$0.79	5/7/2026
	45,000	—	—	$1.57	5/7/2024
Mark Wallace

	35,000	—	—	$1.57	5/7/2024

Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2020, none of our non-employee directors received any compensation.

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
Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 26, 2020 information about the beneficial ownership of our common stock by (1) each director as of October 26, 2020, (2) each Named Executive Officer, (3) all directors and executive officers as of October 26, 2020 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class		Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	(2)	65,000	4,505,833	(2)	59.5%*
Mark G. Wallace	—		—%		35,000	35,000		*
Lisa A. Napolitano	—		—%		2,000	2,000		*
C. Todd Trusk	250		—%		7,000	7,250		*
John P. Dogum	—		—%		—	—		*
David J. Jocavinni	—		—%		—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%		109,000	4,550,083		60.1%

(*)	Less than on percent
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
Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2020, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	157,000	$1.47
Equity Compensation plans not approved by shareholders	—	—	—
	157,000	$1.47	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Friedman LLP has been our our principal accountant since January 18, 2018. The following table sets forth the aggregate fees billed to us by Friedman LLC, for the fiscal years ended June 30, 2020 and 2019.

	For the years ended June 30,
	2020	2019
Audit Fees	$115,000	$136,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$115,000	$136,000
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
Dated: October 26, 2020

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.