Form 10-Q
period 2020-09-30
ESCALON MEDICAL CORP
filed 2020-11-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of November 13, 2020.

PART I. FINANCIAL INFORMATION

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,365,954	$825,958
Restricted cash	255,475	255,281
Accounts receivable, net	1,045,537	1,312,935
Inventories	1,584,961	1,785,030
Other current assets	178,820	154,193
Total current assets	4,430,747	4,333,397
Property and equipment, net	90,824	97,214
Right-of-use assets	1,041,665	1,107,127
License, net	117,137	122,050
Other long term assets	62,792	62,789
Total assets	$5,743,165	$5,722,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,491	3,401
Current portion of PPP loan	304,664	221,297
Current portion of EIDL loan	942	—
Accounts payable	919,567	760,621
Accrued expenses	814,062	681,047
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	273,153	278,634
Deferred revenue	467,500	516,053
Liabilities of discontinued operations	93,654	89,990
Total current liabilities	3,190,997	2,865,007
Note payable, net of current portion	10,524	11,503
PPP loan, net of current portion	195,336	278,703
EIDL loan, net of current portion	149,058	150,000
Operating lease liabilities, net of current portion	837,108	896,533
Other long-term liabilities	44,736	8,872
Total long-term liabilities	1,236,762	1,345,611
Total liabilities	4,427,759	4,210,618
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $780,679 and $767,709)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(69,039,052)	(68,842,499)
Total shareholders’ equity	1,315,406	1,511,959
Total liabilities and shareholders’ equity	$5,743,165	$5,722,577
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,
	2020	2019
Net revenues:
Products	$2,184,256	$2,052,779
Service plans	229,538	235,209
Revenues, net	2,413,794	2,287,988
Costs and expenses:
Cost of goods sold	1,503,869	1,176,670
Marketing, general and administrative	892,177	999,427
Research and development	209,322	245,638
Total costs and expenses	2,605,368	2,421,735
Loss from operations	(191,574)	(133,747)
Other income (expense)
Other income	—	758,021
Interest income	539	1,083
Interest expense	(5,518)	(3,984)
Total other income (expense), net	(4,979)	755,120
Net (loss) income	(196,553)	621,373
Undeclared dividends on preferred stocks	12,970	13,006
Net (loss) income applicable to common shareholders	$(209,523)	$608,367
Net (loss) income per share
Basic (loss) income per share	$(0.03)	$0.08
Diluted (loss) income per share	$(0.03)	$0.05
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	12,188,449
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019 (UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415		$69,702,043		$(68,842,499)		$1,511,959
Net loss	—	—	—	—	—	—		(196,553)		(196,553)
Balance at September 30, 2020	2,000,000	$645,000	7,415,329	$7,415	—	$69,702,043	—	$(69,039,052)	—	$1,315,406

	Series A Convertible Preferred Stock			Common Stock			Additional Paid-in Capital		Accumulated Deficit		Total Shareholders’ Equity
	Shares		Amount	Shares	Amount
Balance at June 30, 2019	2,000,000		$645,000	7,415,329	$7,415		$69,702,043		$(68,192,219)		$2,162,239
Net income	—		—	—	—		—		621,373		621,373
Balance at September 30, 2019	2,000,000	—	$645,000	7,415,329	$7,415	—	$69,702,043	—	$(67,570,846)	—	$2,783,612
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(196,553)	$621,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,303	11,906
Non cash lease expense	74,310	82,195
Non cash post-retirement benefits adjustment	—	(758,021)
Change in operating assets and liabilities:
Accounts receivable	267,398	141,000
Inventories	200,069	(21,820)
Other current and non-current assets	(24,630)	(4,585)
Other long-term assets	—	(10,873)
Accounts payable	158,946	24,851
Accrued expenses	133,015	33,295
Accrued post-retirement benefits (related party)	—	(25,473)
Change in operating lease liability	(73,754)	(82,910)
Deferred revenue	(48,553)	(333)
Liabilities of discontinued operations	3,664	(3,439)
Other long term liabilities	35,864	—
Net cash provided by operating activities	541,079	7,166
Cash Flows from Financing Activities:
Repayment of note payable	(889)	(822)
Net cash used in financing activities	(889)	(822)
Net increase in cash, cash equivalents and restricted cash	540,190	6,344
Cash, cash equivalents and restricted cash, beginning of year	1,081,239	662,878
Cash, cash equivalents and restricted cash, end of year	$1,621,429	$669,222

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,365,954	$415,818
Restricted cash	255,475	253,404
	$1,621,429	$669,222
Beginning of period
Cash and cash equivalents	$825,958	$409,743
Restricted cash	255,281	253,135
	$1,081,239	$662,878

Supplemental Schedule of Cash Flow Information:
Interest paid	$2,854	$5,827
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$18,001	$1,137,878
Record lease liability per ASC 842	$18,001	$1,208,466

Dispose right-of-use assets	$9,154	$—
Dispose lease liability	$9,154	$—
See notes to unaudited condensed condensed consolidated financial statements

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

The Company operates in the healthcare market, specializing in the development, manufacture, marketing and distribution of medical devices and pharmaceuticals in the area of ophthalmology. The Company and its products are subject to regulation and inspection by the United States Food and Drug Administration (the “FDA”). The FDA and other government authorities require extensive testing of new products prior to sale and has jurisdiction over the safety, efficacy and manufacture of products, as well as product labeling and marketing.

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2020. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestics economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as of date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of September 30, 2020, the Company had an accumulated deficit of $69.0 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of September 30, 2020 and June 30, 2020 restricted cash included $255,475 and $255,281 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three months ended September 30, 2020 and 2019.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $105,000 and $123,000 as of September 30, 2020 and June 30, 2020, respectively.

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
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. During the three months ended September 30, 2020 and September 30, 2019, no impairments were recorded.
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
PPP Loans
The Company's policy is to account for the PPP loan (See Note 8) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.
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

(in thousands)	Three Months Ended September 30,
	2020	2019
Beginning of Period	$516	$427
Additions	181	235
Revenue Recognized	230	235
End of Period	$467	$427

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September, 2020 and 2019, the average market prices for the three-month period then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month period ended September 30, 2020.  Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2020 are the same. For the three-month period ended September 30, 2019, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the Three Months Ended September 30,
	2020		2019
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(196,553)		$621,373
Undeclared dividends on preferred stock	12,970		13,006
Net (loss) income applicable to common shareholders	$(209,523)		$608,367
Numerator for diluted earnings per share:
Net (loss) income applicable to common shareholders	$(209,523)		$608,367
Undeclared dividends on preferred stock	—		13,006
Net (loss) income	$(209,523)		$621,373
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares outstanding	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	—		4,773,120
Denominator for diluted (loss) earnings per share - weighted average and assumed conversion	7,415,329	—	12,188,449
Net (loss) income per share:
Basic net (loss) income per share	$(0.03)		$0.08
Diluted net (loss) income per share	$(0.03)		$0.05

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended September 30,
	2020	2019
Stock options	157,000	213,000
Convertible preferred stock	5,204,527	—
Total potential dilutive securities not included in income per share	5,361,527	213,000

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2020 and June 30, 2020, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020 and June 30, 2020, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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

4. Inventories

	September 30,	June 30,
(in thousands)	2020	2020
Inventories, net:
Raw Material	$655	$613
Work-In-Process	139	323
Finished Goods	791	849
Total	$1,585	$1,785

5. Discontinued Operations

BH Holdings, S.A.S ("BHH")

Drew Scientific, Inc. ("Drew"), an inactive subsidiary of the Company which was sold in 2012, has a controlling interest in BHH Holdings, S.A.S ("BHH). On January 12, 2012 BHH, initiated the filing of an insolvency declaration with the Tribunal de Commerce de Rennes, France ("Commercial Court").  The Commercial Court on January 18, 2012 opened the liquidation proceedings with continuation of BHH's activity for three months and named an administrator to manage BHH. Since Drew no longer had a controlling financial interest in BHH it was deconsolidated in the December 31, 2011 quarterly unaudited condensed consolidated financial statements and prior period amounts are presented as discontinued operations.

Assets and liabilities of discontinued operations of BHH included in the unaudited condensed consolidated balance sheets are summarized as follows at September 30, 2020 and June 30, 2020 (in thousands):

	September 30,	June 30,
	2020	2020
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	94	90
Total liabilities	94	90
Net liabilities of discontinued operations	$(94)	$(90)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of September 30, 2020 and June 30, 2020 the liability was approximately $94,000 and $90,000, respectively.

6. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Richard DePiano, Sr.,(Mr. DePiano Sr.), the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of September 30, 2020 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of September 30, 2020 and June 30, 2020 the cumulative dividends payable is $135,679 ($0.0678 per share) and $122,709 ($0.0614 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

7. Line of Credit

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of September 30, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr., former Chairman of the Company executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

As of September 30, 2020 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $4,000 for the three months ended September 30, 2020 and 2019, respectively.

8. Long-term debt

Paycheck Protection Program ("PPP") loan

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $304,664 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

Economic Injury Disaster ("EIDL") Loan

EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment will be $731.The EIDL loan is secured by the tangible and intangible personal property of the Company. The accrued interest as of September 30, 2020 is $1,406.

The future annual principal amounts to be paid as of September 30, 2020 are as follows:

Year ending June 30,	EIDL Loan Payment
2021(remainder of 2021)	$234
2022	2,870
2023	2,980
2024	3,094
2025	3,212
Thereafter	137,610
Total	$150,000

Other Long-term Liabilities

The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $45,000 of the social security tax as of September 30, 2020. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022.

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

Major Customer

One customer accounted for 21% of net sales during the three months ended September 30, 2020. One customer accounted for 13% of net sales during the three months ended September 30, 2019.

As of September 30, 2020 the Company had one customer that represents 24% of the total accounts receivable balance. As of June 30, 2020 the Company had one customer that represents 18% of the total accounts receivable balance.

Major Supplier

The Company's three largest suppliers accounted for 33%, 16% and 13% of the total purchase for the three-month period ended September 30, 2020. The Company's two largest suppliers accounted for of total purchases for 15% and 25% of total purchase for the three-month period ended September 30, 2019.

As of September 30, 2020 the Company had two suppliers that represents 34% and 13% of the total accounts payable balance. As of June 30, 2020 the Company had three suppliers that represent approximately 38%, 12% and 11% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

( in thousands)	For the Three Months Ended September 30,
	2020		2019
Domestic	$1,542	63.9%	$1,467	64.1%
Foreign	872	36.1%	821	35.9%
Total	$2,414	100.0%	$2,288	100.0%

10. Retirement and Post-Retirement Plans
On June 23, 2005 the Company entered into a Supplemental Executive Retirement Benefit Agreement with its former Chairman, Mr. DePiano Sr.. The agreement provided for the payment of supplemental retirement benefits to the covered executive in the event of the covered executive’s termination of services. In January 2013 the covered executive retired and the Company was obligated to pay the executive $8,491 per month for life, with payments commencing the month after retirement.
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of approximately $758,000, which has been reported as other income for the three-month period ended September 30, 2019.

11. Leases

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

The components of lease costs included in cost of goods sold and marketing, general and administrative costs were as follows:

	Three Months Ended September 30,
	2020	2019
Operating lease costs:
Fixed	93,861	104,449
Total:	$93,861	$104,449

Supplemental cash flow information was as follows:

	Three Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	89,800	99,569
Total	$89,800	$99,569

Leases recorded on the balance sheet consist of the following:

		September 30,	June 30,
Leases (operating)	Classification on the Balance Sheet	2020	2020
Assets
Operating lease ROU assets	Right-of-use asset	$1,041,665	$1,107,127
Liabilities
Current	Current portion of operating lease liabilities	$273,153	$278,634
Non-current	Operating lease liabilities	$837,108	$896,533

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2020:

The aggregate future lease payments for operating leases as of September 30, 2020 were as follows:

Operating

2021 (excluding the three months ending September 30, 2020)	$245,356
2022	321,029
2023	262,579
2024	267,788
2025	141,282
Thereafter	2,728
Total lease payments	1,240,762
Less interest	130,501
Present value of lease liabilities	$1,110,261

Average lease terms and discount rates were as follows:

September 30,
2020
Weighted-average remaining lease terms (years)
Operating leases	3.95
Weighted-average discount rate
Operating leases	5.65%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated, including risks related to the COVID-19 pandemic and other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2020. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2020 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-month periods ended September 30, 2020 and 2019
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•
Consolidated net revenue increased approximately $126,000 or 5.5%, to $2,414,000 during the three months ended September 30, 2020 as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase in sales of Trek products of $224,000. The increase is offset by a decrease of $14,000 in ophthalmic fundus photography system products, a decrease in revenue from service plans of $5,000, and a decrease in sales in Sonomed's ultrasound products of $79,000.

•
Consolidated cost of goods sold totaled approximately $1,504,000, or 62.3%, of total revenue or the three months ended September 30 2020, as compared to $1,177,000, or 51.4%, of total revenue for the three months of the last fiscal year. The decrease of 10.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic difference. The relative portion of ultrasound sales was about 12% less in high-margin North America and 9% more in lowest margin territories and also the sales of higher margin products decreased in the quarter ended September 30, 2020. Higher Digital customer service labor during the quarter ended September 30, 2020 also contributed to the decreased margin.

•
Consolidated marketing, general and administrative expenses decreased $107,000, or 10.7%, to $892,000 for the three months ended September 30 2020, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions and commission expense.

•
Consolidated research and development expenses decreased $37,000 or 15.0%, to $209,000 for the three months ended September 30 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the three months ended September 30, 2020.

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
Critical Accounting Policies
The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. The most significant of those involve the application of FASB-issued authoritative guidance concerning revenue recognition, and intangible assets, discussed further in the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2020. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), and, as such, include amounts based on informed estimates and judgments of management. For example, estimates are used in determining valuation allowances for deferred income taxes, uncollectible receivables, obsolete inventory, sales returns and rebates, warranty liabilities, right-of-use assets and related lease liabilities, and valuation of purchased intangible assets. Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
Accounts Receivable
Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $105,000 and $123,000 as of September 30, 2020 and June 30, 2020.
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
During the three months ended September 30, 2020 and 2019, no impairments were recorded.

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
PPP Loans
The Company's policy is to account for the PPP loan (See Note 8) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2020 and June 30, 2020, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020 and June 30, 2020, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.
Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September, 2020 and 2019, the average market prices for the three-month period then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month period ended September 30, 2020.  Therefore, basic and diluted loss per common share for the three-month period ended September 30, 2020 are the same. For the three-month period ended September 30, 2019, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.
Results of Operations
Three Months ended Ended September 30, 2020 and 2019
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months ended September 30, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2020	2019	% Change
Net Revenue:
Products	$2,184	$2,053	6.4%
Service plans	$230	$235	(2.1)%
Total	$2,414	$2,288	5.5%

Consolidated net revenue increased approximately $126,000 or 5.5%, to $2,414,000 during the three months ended September 30, 2020 as compared to the same period of last fiscal year. The increase in net revenue is attributed to a an increase in sales of Trek products of $224,000. The increase is offset by a decrease of $14,000 in ophthalmic fundus photography system products, a decrease in revenue from service plans of $5,000, and a decrease in sales in Sonomed's ultrasound products of $79,000.
The table amounts are in thousands:

	For the Three Months Ended September 30,
	2020		2019
Domestic	$1,542	63.9%	$1,467	64.1%
Foreign	872	36.1%	821	35.9%
Total	$2,414	100.0%	$2,288	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the thee months ended September 30, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2020	% of revenue	2019	% of revenue
Cost of Goods Sold:
	$1,504	62.3%	$1,177	51.4%
Total	$1,504	62.3%	$1,177	51.4%

Consolidated cost of goods sold totaled approximately $1,504,000, or 62.3%, of total revenue for the three months ended September 30, 2020, as compared to $1,177,000, or 51.4%, of total revenue of the same period of last fiscal year. The decrease of 10.9% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic difference. The relative portion of ultrasound sales was about 12% less in high-margin North America and 9% more in lowest margin territories and also the sales of higher margin products decreased in the quarter ended September 30, 2020. Higher Digital customer service labor during the quarter ended September 30, 2020 also contributed to the decreased margin.

The following table presents consolidated marketing, general and administrative expenses for the three months ended September 30, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2020	2019	% Change
Marketing, General and Administrative:
	$892	$999	(10.7)%
Total	$892	$999	(10.7)%

Consolidated marketing, general and administrative expenses decreased $107,000, or 10.7%, to $892,000 for the three months ended September 30, 2020, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions and commission expense.
The following table presents consolidated research and development expenses for the three months ended ended September 30, 2020 and 2019.
Table amounts are in thousands:

	For the Three Months Ended September 30,
	2020	2019	% Change
Research and Development:
	$209	$246	(15.0)%
Total	$209	$246	(15.0)%
Consolidated research and development expenses decreased $37,000, or 15.0%, to $209,000 for the three months ended September 30, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the three months ended September 30, 2020.
Other income (expense)

The Company did not have significant other income during the three months ended September 30, 2020. As of June 30, 2019, $792,000 was accrued for Mr. DePiano's retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Richard DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the three-month period ended September 30, 2019.

COVID-19 Disclosure

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as of date of this filing. The Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

Liquidity and Capital Resources

Our total cash on hand as of September 30, 2020 was approximately $1,366,000 excluding restricted cash of approximately $255,000 compared to approximately $826,000 of cash on hand and restricted cash of $255,000 as of June 30, 2020. Approximately $48,000 was available under our line of credit as of September 30, 2020.

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

As of September 30, 2020 we had an accumulated deficit of approximately $69.0 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of September 30, 2020 and June 30, 2020. Table amounts are in thousands:

	September 30,	June 30,
	2020	2020
Current Ratio:
Current assets	$4,431	$4,333
Less: Current liabilities	3,191	2,865
Working capital	$1,240	$1,468
Current ratio	1.39 to 1	1.51 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$1,976	$2,042
Total debt	1,976	2,042
Total equity	1,315	1,512
Total capital	$3,291	$3,554
Total debt to total capital	60.0%	57.5%
Working Capital Position
Working capital decreased approximately $228,000 as of September 30, 2020, and the current ratio decreased to 1.39 to 1 from 1.51 to 1 when compared to June 30, 2020. The decreased in working capital is due to an increase in current assets of $98,000 and an increase in current liabilities of $326,000 during the quarter ended September 30, 2020.

Debt to total capital ratio was 60.0% and 57.5% as of September 30, 2020 and June 30, 2020, respectively. The increase in the debt to total capital ratio is due to the operating loss in the quarter ended September 30, 2020.
Cash Flow Provided By Operating Activities
During the three months ended September 30, 2020 the Company provided approximately $541,000 of cash from operating activities as compared to providing cash of approximately $7,000 for operating activities during the three months ended September 30, 2019.
For the three months ended September 30, 2020, the Company provided approximately $541,000 from operations. The cash provided by operations is mainly due to decreases in accounts receivable and inventory of approximately $467,000, increase in accounts payable and accrued expenses of approximately $292,000, offset by the Company's net loss of $197,000. The remaining offsetting items for cash provided by operations is comprised of less significant items. The change in the mentioned working capital accounts are due to timing as well as the Company's focus on preserving cash due to uncertainty in the current economic climate.
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

Cash Flows Used in Financing Activities
For the three months ended September 30, 2020 and 2019 the cash used in financing activities of $1,000 and $1,000 was due to auto loan payment.
Debt Financing

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of September 30, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral.

As of September 30, 2020 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $4,000 for the three months ended September 30, 2020 and 2019, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $304,664 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule, commencing seven months following the funding of the note and consisting of seventeen monthly payments of principal and interest, with the principal component of each payment based upon the level of amortization of principal over a two year period from the funding date. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than April 26, 2022. The note will bear interest at a rate of 1.00% per annum and is deferred for the first six months of the loan. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company is intended to apply for the loan forgiveness. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

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

Employer Payroll Tax Withholdings

The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $45,000 of the social security tax as of September 30, 2020. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022.

Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three-month periods ended September 30, 2020 and 2019.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: November 16, 2020	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer