Form 10-Q
period 2020-12-31
ESCALON MEDICAL CORP
filed 2021-02-16
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2020
Commission File Number 0-20127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of February 12, 2021.

PART I. FINANCIAL INFORMATION

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,531,033	$825,958
Restricted cash	255,668	255,281
Accounts receivable, net	1,163,881	1,312,935
Inventories	1,331,575	1,785,030
Other current assets	181,843	154,193
Total current assets	4,464,000	4,333,397
Property and equipment, net	94,275	97,214
Right-of-use assets	975,878	1,107,127
License, net	112,225	122,050
Other long term assets	62,789	62,789
Total assets	$5,709,167	$5,722,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,491	3,401
Current portion of PPP loan	277,315	221,297
Current portion of EIDL loan	1,656	—
Accounts payable	796,383	760,621
Accrued expenses	726,410	681,047
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	279,768	278,634
Deferred revenue	571,066	516,053
Other short-term liabilities	40,860	—
Liabilities of discontinued operations	98,272	89,990
Total current liabilities	3,109,185	2,865,007
Note payable, net of current portion	9,616	11,503
PPP loan, net of current portion	222,685	278,703
EIDL loan, net of current portion	148,344	150,000
Operating lease liabilities, net of current portion	764,594	896,533
Other long-term liabilities	40,861	8,872
Total long-term liabilities	1,186,100	1,345,611
Total liabilities	4,295,285	4,210,618
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $793,685 and $767,709)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,940,576)	(68,842,499)
Total shareholders’ equity	1,413,882	1,511,959
Total liabilities and shareholders’ equity	$5,709,167	$5,722,577
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Net revenues:
Products	$2,655,456	$2,497,107	$4,839,712	$4,549,286
Service plans	242,632	242,786	472,170	478,595
Revenues, net	2,898,088	2,739,893	5,311,882	5,027,881
Costs and expenses:
Cost of goods sold	1,665,820	1,452,179	3,169,689	2,628,849
Marketing, general and administrative	883,987	1,093,930	1,776,164	2,093,357
Research and development	244,529	261,759	453,851	507,397
Intangible assets impairment	—	605,006	—	605,006
Total costs and expenses	2,794,336	3,412,874	5,399,704	5,834,609
Income (loss) from operations	103,752	(672,981)	(87,822)	(806,728)
Other income (expense)
Other income	—	—	—	758,021
Interest income	193	1,757	732	2,840
Interest expense	(5,469)	(4,119)	(10,987)	(8,103)
Total other income (expense), net	(5,276)	(2,362)	(10,255)	752,758
Net income (loss)	98,476	(675,343)	(98,077)	(53,970)
Undeclared dividends on preferred stocks	13,006	13,006	25,976	26,012
Net income (loss) applicable to common shareholders	$85,470	$(688,349)	$(124,053)	$(79,982)
Net income (loss) per share
Basic income (loss) per share	$0.01	$(0.09)	$(0.02)	$(0.01)
Diluted income (loss) per share	$0.01	$(0.09)	$(0.02)	$(0.01)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	12,706,562	7,415,329	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS DECEMBER 31, 2020 AND DECEMBER 31, 2019
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
Net loss	—	—	—	—	—	(196,553)	(196,553)
Balance at September 30, 2020	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,039,052)	1,315,406
Net income	—	—	—	—	—	98,476	98,476
Balance at December 31, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,940,576)	$1,413,882

	Series A Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total Shareholders’ Equity
	Shares		Amount	Shares	Amount
Balance at June 30, 2019	2,000,000		$645,000	7,415,329	$7,415	$69,702,043	$(68,192,219)		$2,162,239
Net income	—		—	—	—	—	621,373		621,373
Balance at September 30, 2019	2,000,000	—	645,000	7,415,329	7,415	69,702,043	(67,570,846)	—	2,783,612
Net loss	—		—	—	—	—	(675,343)		(675,343)
Balance at December 31, 2019	2,000,000		$645,000	7,415,329	$7,415	$69,702,043	$(68,246,189)		$2,108,269

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(98,077)	$(53,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,154	23,474
Non cash lease expense	140,097	165,633
Intangible assets impairment	—	605,006
Non cash post-retirement benefits adjustment	—	(758,021)
Change in operating assets and liabilities:
Accounts receivable	149,054	(276,149)
Inventories	453,455	(84,985)
Other current and non-current assets	(27,650)	21,423
Other long-term assets	—	(10,870)
Accounts payable	35,762	175,182
Accrued expenses	45,363	52,455
Accrued post-retirement benefits (related party)	—	(33,964)
Change in operating lease liability	(139,653)	(168,546)
Deferred revenue	55,013	208,875
Liabilities of discontinued operations	8,282	(1,213)
Other short term and long term liabilities	72,849	—
Net cash provided by (used in) operating activities	716,649	(135,670)
Cash Flows from Investing Activities:
Purchase of equipment	(9,390)	(36,061)
Net cash used in investing activities	(9,390)	(36,061)
Cash Flows from Financing Activities:
Repayment of note payable	(1,797)	(1,664)
Net cash used in financing activities	(1,797)	(1,664)
Net increase (decrease) in cash, cash equivalents and restricted cash	705,462	(173,395)
Cash, cash equivalents and restricted cash, beginning of period	1,081,239	662,878
Cash, cash equivalents and restricted cash, end of period	$1,786,701	$489,483

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,531,033	$234,927
Restricted cash	255,668	254,556

	$1,786,701	$489,483
Beginning of period
Cash and cash equivalents	$825,958	$409,743
Restricted cash	255,281	253,135
	$1,081,239	$662,878

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,660	$8,775
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$18,001	$1,137,878
Record lease liability per ASC 842	$18,001	$1,208,466
Dispose right-of-use assets	$9,154	$—
Dispose lease liability	$9,154	$—

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

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2020. The results of operations for the six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year.

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and was able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. The Company received a $150,000 Economic Injury Disaster ("EIDL") loan. The annual interest rate is 3.75%. The payment term is 30 years.The Company remains in strong communications with its customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as of date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of December 31, 2020, the Company had an accumulated deficit of $68.9 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of December 31, 2020 and June 30, 2020 restricted cash included $255,668 and $255,281 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 7).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three months and six months ended December 31, 2020 and 2019.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $106,000 and $123,000 as of December 31, 2020 and June 30, 2020, respectively.

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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. For the three-month and six-month periods ended December 31, 2020, no impairments were recorded. The Company performed an interim impairment test on its intangible asset during fiscal year 2020 due to the low market capitalization of the Company's common stock. The outcome of the impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2019.
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
    The Company has elected the following practical expedients in applying ASC 606:
•Unsatisfied Performance Obligations - all performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
•Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.
•Significant Financing Component - the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Sales Tax Exclusion from the Transaction Price - the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.
•Shipping and Handling Activities - the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
•Portfolio Approach - the Company applied the Portfolio Approach to contract reviews within its identified revenue streams that have similar characteristics and the Company believes this approach would not differ materially than if applying Topic 606 to each individual contract.

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period.

(in thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Beginning of Period	$468	$426	$516	$427
Additions	346	452	527	687
Revenue Recognized	243	242	472	478
End of Period	$571	$636	$571	$636

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of December 31, 2020 and 2019, the average market prices for the for the three-month and six-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and six-month periods ended December 31, 2019 and six-month period ended December 31, 2020. Therefore, basic and diluted loss per common share for the three-month and six-month periods ended December 31, 2019 and six-month period ended December 31, 2020 are the same. For the three-month period ended December 31, 2020, the if-converted method was used for the convertible preferred stock to calculate the dilutive earnings per share.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020		2019
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss)	$98,476	$(675,343)	$(98,077)		$(53,970)
Undeclared dividends on preferred stock	13,006	13,006	25,976		26,012
Net income (loss) applicable to common shareholders	$85,470	$(688,349)	$(124,053)		$(79,982)
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	$85,470	$(688,349)	$(124,053)		$(79,982)
Undeclared dividends on preferred stock	13,006	—	—		—
Diluted net income (loss)	$98,476	$(688,349)	$(124,053)		$(53,970)
Denominator for basic earnings (loss) per share
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	5,291,233	—	—		—
Denominator for diluted earnings (loss) assumed conversion	12,706,562	7,415,329	7,415,329	—	7,415,329
Net income (loss) per share:
Basic net income (loss) per share	$0.01	$(0.09)	$(0.02)		$(0.01)
Diluted net income (loss) per share	$0.01	$(0.09)	$(0.02)		$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Stock options	157,000	213,000	157,000	213,000
Convertible preferred stock	—	4,946,531	5,291,233	4,946,531
Total potential dilutive securities not included in income per share	157,000	5,159,531	5,448,233	5,159,531

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2020 and June 30, 2020, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2020 and June 30, 2020, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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

4. Inventories

	December 31,	June 30,
(in thousands)	2020	2020
Inventories, net:
Raw Material	$598	$613
Work-In-Process	97	323
Finished Goods	637	849
Total	$1,332	$1,785

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

Assets and liabilities of discontinued operations of BHH included in the unaudited condensed consolidated balance sheets are summarized as follows at December 31, 2020 and June 30, 2020 (in thousands):

	December 31,	June 30,
	2020	2020
Assets
Total assets	$—	$—
Liabilities
Accrued lease termination costs	98	90
Total liabilities	98	90
Net liabilities of discontinued operations	$(98)	$(90)

During fiscal year 2015 the Company was informed by French Counsel that the total amount claimed by the BHH landlord in the liquidation of BHH was approximately $86,000. The Company did not have insight into the French liquidation process due to the Liquidator's reticence to communicate with the Company. As such, the Company had accrued the present value of the maximum amount potentially due under the lease guaranteed by the Company on behalf of BHH. The landlord's claim under liquidation of approximately $86,000 cannot be revisited by the landlord and can only be potentially increased by interest or sundry expenses. Beginning in 2016 any changes to this liability are included in continuing operations. As of December 31, 2020 and June 30, 2020 the liability was approximately $98,000 and $90,000, respectively.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of December 31, 2020 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of December 31, 2020 and June 30, 2020 the cumulative dividends payable is $148,685 ($0.0743 per share) and $122,709 ($0.0614 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

7. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.0% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.74 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.74% per annum based on a year of 360 days. The interest rate was 6.24% as of December 31, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr., former Chairman of the Company executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

    As of December 31, 2020 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $4,000 for the three months ended December 31, 2020 and 2019, respectively. The line of credit interest expense was approximately $6,000 and $8,000 for the six-month periods ended December 31, 2020 and 2019, respectively.

8. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $304,664 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The deferral period for loan payments is either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Therefore estimated commencing payment date is in ten months after the 24-week covered period. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part. The PPP loan forgiveness application hasn't been submitted.

Economic Injury Disaster ("EIDL") Loan

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of $731 will start on July 1st, 2021.The EIDL loan is secured by the tangible and intangible personal property of the Company. The accrued interest as of December 31, 2020 is $2,813.

    The future annual principal amounts to be paid as of December 31, 2020 are as follows:

Year ending June 30,	EIDL Loan Payment
2021(remainder of 2021)	$234
2022	2,870
2023	2,980
2024	3,094
2025	3,212
Thereafter	137,610
Total	$150,000

Other Long-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of December 31, 2020. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022. Approximately $40,860 was classified as short-term other liabilities as of December 31, 2020.

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

Major Customer

    One customer accounted for 0.18 and 19% of net sales during the three months and six months ended December 31, 2020. One customer accounted for 13% and 18% of net sales during the three months and six months ended December 31, 2019.

    As of December 31, 2020 the Company had one customer that represents 14% of the total accounts receivable balance. As of June 30, 2020 the Company had one customer that represents 18% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 41% and 12% of the total purchase for the three-month period ended December 31, 2020. The Company's two largest suppliers accounted for 38% and 13% of the total purchase for the six-month period ended December 31, 2020. The Company's one supplier accounted for of total purchases for 38% of total purchase for the three-month period ended December 31, 2019. The Company's two largest suppliers accounted for 32% and 11% of the total purchase for the six-month period ended December 31, 2019.

    As of December 31, 2020 the Company had two suppliers that represent 44% and 13% of the total accounts payable balance. As of June 30, 2020 the Company had three suppliers that represent approximately 38%, 12% and 11% of the total accounts payable balance.
Foreign Sales

    Domestic and international sales from continuing operations are as follows:

( in thousands)	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2020		2019		2020		2019
Domestic	$1,865	64.4%	$1,590	58.0%	$3,408	64.2%	$3,056	60.8%
Foreign	1,033	35.6%	1,150	42.0%	1,904	35.8%	1,972	39.2%
Total	$2,898	100.0%	$2,740	100.0%	$5,312	100.0%	$5,028	100.0%

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
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of approximately $758,000, which has been reported as other income for the six-month period ended December 31, 2019.

11. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2020 and 2019 as follows:

	Three Months Ended December 31,		Six Months ended December 31,
	2020	2019	2020	2019
Operating lease costs:
Fixed	$84,245	$104,449	$178,106	$208,898
Total:	$84,245	$104,449	$178,106	$208,898

    Supplemental cash flow information was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$81,007	$101,053	$170,807	$200,629
Total	$81,007	$101,053	$170,807	$200,629

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of December 31, 2020:

Operating

2021 (excluding the three months ending December 31, 2020)	$164,350
2022	321,029
2023	262,579
2024	267,788
2025	141,282
Thereafter	2,728
Total lease payments	1,159,756
Less interest	115,394
Present value of lease liabilities	$1,044,362

    Average lease terms and discount rates were as follows:

December 31,
2020
Weighted-average remaining lease terms (years)
Operating leases	3.78
Weighted-average discount rate
Operating leases	5.65%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated, including risks related to the COVID-19 pandemic, the possible forgiveness of the Company's PPP loan, and other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2020. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2020 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—six-month periods ended December 31, 2020 and 2019
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $284,000 or 5.6%, to $5,312,000 for the six months ended December 31, 2020, as compared to same period of the last fiscal year. The increase in net revenue is attributed to a an increase in sales of Trek products of $229,000, an increase in sales in Sonomed's ultrasound products of $38,000 and in increase in sales of ophthalmic fundus photography system products of of $24,000. The increase is offset by a decrease in revenue from service plans of $7,000.

•Consolidated cost of goods sold totaled approximately $3,170,000, or 59.7%, of total revenue for the six months ended December 31, 2020, as compared to $2,629,000, or 52.3%, of total revenue for the six months of the last fiscal year. The increase of 7.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses decreased $318,000, or 15.2%, to $1,776,000 for the six months ended December 31, 2020, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions,Trek consulting expense as well as travel and exhibits expense.

•Consolidated research and development expenses decreased $53,000 or 10.5%, to $454,000 for the six months ended December 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the six months ended December 31, 2020.

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
Critical Accounting Policies and Estimates
The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2020, as well as Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2020.

During the three and six months ended December 31, 2020, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 3 to our unaudited condensed consolidated financial statements.

Results of Operations
Three and Six Months ended Ended December 31, 2020 and 2019
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months and six months ended December 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Net Revenue:
Products	$2,655	$2,497	6.3%	$4,840	$4,549	6.4%
Service plans	243	243	—%	472	479	(1.5)%
Total	$2,898	$2,740	5.8%	$5,312	$5,028	5.6%

    Consolidated net revenue increased approximately $158,000 or 5.8%, to $2,898,000 during the three months ended December 31, 2020 as compared to the same period of last fiscal year. The increase in net revenue is attributed to a an increase in sales of Sonomed's ultrasound products of $118,000, an increase in sales of ophthalmic fundus photography system products of of $35,000 and an increase in sales of Trek products of $5,000.

Consolidated net revenue increased approximately $284,000 or 5.6%, to $5,312,000 during the six months ended December 31, 2020 as compared to the same period of last fiscal year. The increase in net revenue is attributed to a an increase in sales of Trek products of $229,000, an increase in sales in Sonomed's ultrasound products of $38,000 and an increase in sales of ophthalmic fundus photography system products of of $24,000. The increase is offset by a decrease in revenue from service plans of $7,000.
The table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2020		2019		2020		2019
Domestic	$1,865	64.4%	$1,590	58.0%	$3,408	64.2%	$3,056	60.8%
Foreign	1,033	35.6%	1,150	42.0%	1,904	35.8%	1,972	39.2%
Total	$2,898	100.0%	$2,740	100.0%	$5,312	100.0%	$5,028	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the thee months and six months ended December 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2020	%	2019	%	2020	%	2019	%
Cost of Goods Sold:
	$1,666	57.5%	$1,452	53.0%	$3,170	59.7%	$2,629	52.3%
Total	$1,666	57.5%	$1,452	53.0%	$3,170	59.7%	$2,629	52.3%

Consolidated cost of goods sold totaled approximately $1,666,000, or 57.5%, of total revenue for the three months ended December 31, 2020, as compared to $1,452,000, or 53.0%, of total revenue of the same period of last fiscal year. The increase of 4.5% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

Consolidated cost of goods sold totaled approximately $3,170,000, or 59.7%, of total revenue for the six months ended December 31, 2020, as compared to $2,629,000, or 52.3%, of total revenue of the same period of last fiscal year. The increase of 7.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three months and six months ended December 31, 2020 and 2019. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Marketing, General and Administrative:
	$884	$1,094	(19.2)%	$1,776	$2,094	(15.2)%
Total	$884	$1,094	(19.2)%	$1,776	$2,094	(15.2)%

Consolidated marketing, general and administrative expenses decreased $210,000, or 19.2%, to $884,000 for the three months ended December 31, 2020, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions, Trek consulting expense, travel expense and exhibits expense.

Consolidated marketing, general and administrative expenses decreased $318,000, or 15.2%, to $1,776,000 for the six months ended December 31, 2020, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions, Trek consulting expense, travel expense and exhibits expense.
The following table presents consolidated research and development expenses for the three month sand six months ended ended December 31, 2020 and 2019.
Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Research and Development:
	$245	$262	(6.5)%	$454	$507	(10.5)%
Total	$245	$262	(6.5)%	$454	$507	(10.5)%
Consolidated research and development expenses decreased $17,000, or 6.5%, to $245,000 for the three months ended December 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the three months ended December 31, 2020.
Consolidated research and development expenses decreased $53,000, or 10.5%, to $454,000 for the six months ended December 31, 2020, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the six months ended December 31, 2020.
Impairment
The Company tests infinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. During the three-month and six-month periods ended December, 2020, no impairments were recorded. As a result of the Company's testing during the fiscal year ending June 30, 2020, the intangible assets (trade mark and trade names) carrying amount of $605,005 was deemed fully impaired during the three-month and six-month periods ended December 31, 2019.

Other income (expense)

    The Company did not have significant other income during the three months and six months ended December 31, 2020. As of June 30, 2019, $792,000 was accrued for Mr. DePiano's retirement benefits. The amount represent the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Richard DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the six-month period ended December 31, 2019.

COVID-19 Disclosure

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and was able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan.The annual interest rate is 3.75%. The payment term is 30 years. The Company remains in strong communications with its customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as of date of this filing. The Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

Liquidity and Capital Resources

Our total cash on hand as of December 31, 2020 was approximately $1,531,000 excluding restricted cash of approximately $255,000 compared to approximately $826,000 of cash on hand and restricted cash of $255,000 as of June 30, 2020. Approximately $48,000 was available under our line of credit as of December 31, 2020.

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

As of December 31, 2020 we had an accumulated deficit of approximately $68.9 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years although we had a net income of $98,000 in the three-month period ended December 31, 2020. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of December 31, 2020 and June 30, 2020. Table amounts are in thousands:

	December 31,	June 30,
	2020	2020
Current Ratio:
Current assets	$4,464	$4,333
Less: Current liabilities	3,109	2,865
Working capital	$1,355	$1,468
Current ratio	1.44 to 1	1.51 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$1,909	$2,042
Total debt	1,909	2,042
Total equity	1,414	1,512
Total capital	$3,323	$3,554
Total debt to total capital	57.4%	57.5%

Working Capital Position
Working capital decreased approximately $131,000 as of December 31, 2020, and the current ratio decreased to 1.44 to 1 from 1.51 to 1 when compared to June 30, 2020. The decreased in working capital is due to an increase in current assets of $131,000 and an increase in current liabilities of $244,000 during the quarter ended December 31, 2020.

Debt to total capital ratio was 57.4% and 57.5% as of December 31, 2020 and June 30, 2020, respectively. The ratio change remains consistent.
Cash Flow Provided By (Used in) Operating Activities
During the six months ended December 31, 2020 the Company provided approximately $717,000 of cash from operating activities as compared to using cash of approximately $136,000 for operating activities during the six months ended December 31, 2019.
    For the six months ended December 31, 2020, its cash provided by operations is mainly due to decreases in accounts receivable and inventory of approximately $603,000, increase in accounts payable and accrued expenses of approximately $81,000, and an increase in deferred revenue of $55,000. The remaining offsetting items for cash provided by operations is comprised of less significant items. The change in the mentioned working capital accounts are due to timing as well as the Company's focus on preserving cash due to uncertainty in the current economic climate.
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
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the six -month period ended December 31, 2020 was due to the purchase of equipment of $9,000 for the six-month period ended December 31, 2020. Cash flows used in investing activities for the six-month period ended December 31, 2019 was due to purchase of equipment of $36,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the six months ended December 31, 2020 and 2019 the cash used in financing activities of $2,000 and $2,000 was due to auto loan payment.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.24% as of December 31, 2020. The Company was required to put $250,000 in the TD bank savings account as collateral.

    As of December 31, 2020 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $4,000 for the three months ended December 31, 2020 and 2019, respectively. The line of credit interest expense was $6,000 and $8,000 for the six-month periods ended December 31, 2020 and 2019, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $304,664 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule.The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The payment will consist of nine monthly payments of principal and interest. The deferral period for loan payments is either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The estimated commencing payment date is in ten months after the 24 weeks' covered period. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company intends to apply for the loan forgiveness. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

Economic Injury Disaster Loan ("EIDL")

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%, the payment term is 30 years and the monthly payment of $731 will start on July 1st, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company.

Employer Payroll Tax Withholdings

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of December 31, 2020. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022. Approximately $41,000 was reclassed as short-term other liabilities as of December 31, 2020.

Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the three-month and six-month periods ended December 31, 2020 and 2019.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: February 16, 2021	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 16, 2021	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer