Form 10-Q
period 2021-03-31
ESCALON MEDICAL CORP
filed 2021-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021
Commission File Number 0-20127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 13, 2021.

PART I. FINANCIAL INFORMATION

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,653,087	$825,958
Restricted cash	255,824	255,281
Accounts receivable, net	973,476	1,312,935
Inventories	1,373,811	1,785,030
Other current assets	150,756	154,193
Total current assets	4,406,954	4,333,397
Property and equipment, net	88,412	97,214
Right-of-use assets	911,320	1,107,127
License, net	107,312	122,050
Other long term assets	62,789	62,789
Total assets	$5,576,787	$5,722,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,491	3,401
Current portion of PPP loan	444,259	221,297
Current portion of EIDL loan	2,377	—
Accounts payable	954,989	760,621
Accrued expenses	720,565	681,047
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	285,752	278,634
Deferred revenue	494,438	516,053
Other short-term liabilities	134,773	89,990
Total current liabilities	3,354,608	2,865,007
Note payable, net of current portion	8,689	11,503
PPP loan, net of current portion	55,741	278,703
EIDL loan, net of current portion	147,623	150,000
Operating lease liabilities, net of current portion	692,849	896,533
Other long-term liabilities	40,860	8,872
Total long-term liabilities	945,762	1,345,611
Total liabilities	4,300,370	4,210,618
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $806,408 and $767,709)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(69,078,041)	(68,842,499)
Total shareholders’ equity	1,276,417	1,511,959
Total liabilities and shareholders’ equity	$5,576,787	$5,722,577
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenues:
Products	$2,098,038	$2,117,660	$6,937,750	$6,667,545
Service plans	226,869	239,723	699,039	717,719
Revenues, net	2,324,907	2,357,383	7,636,789	7,385,264
Costs and expenses:
Cost of goods sold	1,383,267	1,280,995	4,552,956	3,909,844
Marketing, general and administrative	858,165	903,666	2,634,329	2,997,023
Research and development	215,700	301,029	669,551	808,426
Intangible assets impairment	—	—	—	605,006
Total costs and expenses	2,457,132	2,485,690	7,856,836	8,320,299
Loss from operations	(132,225)	(128,307)	(220,047)	(935,035)
Other income (expense)
Other income	—	1,350	—	759,371
Interest income	158	792	890	3,632
Interest expense	(5,398)	(1,718)	(16,385)	(9,821)
Total other income (expense), net	(5,240)	424	(15,495)	753,182
Net loss	(137,465)	(127,883)	(235,542)	(181,853)
Undeclared dividends on preferred stocks	12,723	13,006	38,699	39,018
Net loss applicable to common shareholders	$(150,188)	$(140,889)	$(274,241)	$(220,871)
Net loss per share
Basic loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
Net loss	—	—	—	—	—	(196,553)	(196,553)
Balance at September 30, 2020	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,039,052)	1,315,406
Net income	—	—	—	—	—	98,476	98,476
Balance at December 31, 2020	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,940,576)	1,413,882
Net loss	—	—	—	—	—	(137,465)	(137,465)
Balance at March 31, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(69,078,041)	$1,276,417

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,192,219)	$2,162,239
Net income	—	—	—	—	—	621,373	621,373
Balance at September 30, 2019	2,000,000	645,000	7,415,329	7,415	69,702,043	(67,570,846)	2,783,612
Net loss	—	—	—	—	—	(675,343)	(675,343)
Balance at December 31, 2019	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,246,189)	2,108,269
Net loss	—	—	—	—	—	(127,883)	(127,883)
Balance at March 31, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,374,072)	$1,980,386

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(235,542)	$(181,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,930	37,206
Non cash lease expense	206,854	243,342
Intangible assets impairment	—	605,006
Non cash post-retirement benefits adjustment	—	(758,021)
Change in operating assets and liabilities:
Accounts receivable	339,459	382,068
Inventories	411,219	(21,408)
Other current and non-current assets	3,437	88,560
Other long-term assets	—	(10,872)
Accounts payable	194,368	14,021
Accrued expenses	39,518	97,291
Accrued post-retirement benefits (related party)	—	(33,964)
Change in operating lease liability	(207,613)	(245,700)
Deferred revenue	(21,615)	116,612
Other short term and long term liabilities	76,771	(2,933)
Net cash provided by operating activities	839,786	329,355
Cash Flows from Investing Activities:
Purchase of equipment	(9,390)	(38,971)
Net cash used in investing activities	(9,390)	(38,971)
Cash Flows from Financing Activities:
Repayment of note payable	(2,724)	(2,522)
Net cash used in financing activities	(2,724)	(2,522)
Net increase in cash, cash equivalents and restricted cash	827,672	287,862
Cash, cash equivalents and restricted cash, beginning of period	1,081,239	662,878
Cash, cash equivalents and restricted cash, end of period	$1,908,911	$950,740

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,653,087	$695,648
Restricted cash	255,824	255,092
	$1,908,911	$950,740

Beginning of period
Cash and cash equivalents	$825,958	$409,743
Restricted cash	255,281	253,135
	$1,081,239	$662,878

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,420	$12,512
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$20,200	$1,422,582
Record lease liability per ASC 842	$20,200	$1,493,170
Dispose right-of-use assets	$9,154	$—
Dispose lease liability	$9,154	$—

See notes to unaudited condensed consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

          Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”), Escalon Holdings, Inc. (“EHI”), Escalon IP Holdings, Inc., and Sonomed IP Holdings, Inc. The Company is dissolving the inactive entities, EHI and Escalon IP Holdings Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code.

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

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2020. The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of March 31, 2021, the Company had an accumulated deficit of $69.1 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of March 31, 2021 and June 30, 2020 restricted cash included $255,824 and $255,281 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net income (loss) were immaterial for the three months and nine months ended March 31, 2021 and 2020.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $115,000 and $123,000 as of March 31, 2021 and June 30, 2020, respectively.

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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. For the three-month and nine-month periods ended March 31, 2021, no impairments were recorded. The Company performed an interim impairment test on its intangible asset during fiscal year 2020 due to the low market capitalization of the Company's common stock. The outcome of the impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the unaudited condensed consolidated financial statements for the nine-month periods ended March 31, 2020.
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

(in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Beginning of Period	$572	$636	$516	$427
Additions	149	147	677	834
Revenue Recognized	227	240	699	718
End of Period	$494	$543	$494	$543

Earnings (Loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2021 and 2020, the average market prices for the for the three-month and nine-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and nine-month periods ended March 31, 2021 and March 31, 2020. Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended March 31, 2021 and March 31, 2020 are the same.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Numerator for basic earnings (loss) per share:
Net loss	$(137,465)	$(127,883)	$(235,542)	$(181,853)
Undeclared dividends on preferred stock	12,723	13,006	38,699	39,018
Net loss applicable to common shareholders	$(150,188)	$(140,889)	$(274,241)	$(220,871)
Numerator for diluted earnings per share:
Net loss applicable to common shareholders	$(150,188)	$(140,889)	$(274,241)	$(220,871)
Undeclared dividends on preferred stock	—	—	—	—
Diluted loss	$(150,188)	$(140,889)	$(274,241)	$(220,871)
Denominator for basic earnings (loss) per share
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	—	—	—
Denominator for diluted earnings (loss) assumed conversion	7,415,329	7,415,329	7,415,329	7,415,329
Net loss per share:
Basic net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Stock options	157,000	213,000	157,000	213,000
Convertible preferred stock	5,376,053	5,033,239	5,376,053	5,033,239
Total potential dilutive securities not included in income per share	5,533,053	5,246,239	5,533,053	5,246,239

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2021 and June 30, 2020, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2021 and June 30, 2020, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

The Company is dissolving EHI and Escalon IP Holdings Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code. There is no tax impact on the unaudited condensed consolidated financial statements of the Company's current and prior years.

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

4. Inventories

	March 31,	June 30,
(in thousands)	2021	2020
Inventories, net:
Raw Material	$581	$613
Work-In-Process	117	323
Finished Goods	676	849
Total	$1,374	$1,785

5. Related Party Transactions and Preferred Stock

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2021 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2021 and June 30, 2020 the cumulative dividends payable is $161,408 ($0.0807 per share) and $122,709 ($0.0614 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

6. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.0% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.74 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.74% per annum based on a year of 360 days. The interest rate was 3.99% as of March 31, 2021. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr., former Chairman of the Company executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

    As of March 31, 2021 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively. The line of credit interest expense was approximately $8,000 and $9,000 for the nine-month periods ended March 31, 2021 and 2020, respectively.

7. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $444,259 of the PPP loan is classified as current.  The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The deferral period for loan payments is either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Therefore, estimated commencing payment date is in ten months after the 24-week covered period. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part. The PPP loan forgiveness application hasn't been submitted.

Economic Injury Disaster ("EIDL") Loan

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of $731 will start on July 1st, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. The accrued interest as of March 31, 2021 is $4,219.

    The future annual principal amounts to be paid as of March 31, 2021 are as follows:

Year ending June 30,	EIDL Loan Payment
2021(remainder of 2021)	$234
2022	2,870
2023	2,980
2024	3,094
2025	3,212
Thereafter	137,610
Total	$150,000

Other Long-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of March 31, 2021. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022. Approximately $41,000 was classified as short-term other liabilities as of March 31, 2021.

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

Major Customer

    No customer accounted for more than 10% of net sales during the three months ended March 31, 2021. One customer accounted for 14% of net sales during nine months ended March 31, 2021. One customer accounted for 13% of net sales during the three-month period ended March 31, 2020. One customer accounted for 15% of net sales during the nine months ended March 31, 2020.

    As of March 31, 2021 the Company had no customer that represents more than 10% of the total accounts receivable balance. As of June 30, 2020 the Company had one customer that represents 18% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 45% and 17% of the total purchase for the three-month period ended March 31, 2021. The Company's two largest suppliers accounted for 40% and 14% of the total purchase for the nine-month period ended March 31, 2021. The Company's two largest suppliers accounted for of total purchases for 38% and 18% of total purchase for the three-month period ended March 31, 2020. The Company's two largest suppliers accounted for 34% and 13% of the total purchase for the nine-month period ended March 31, 2020.

    As of March 31, 2021 the Company had one supplier that represents 43% of the total accounts payable balance. As of June 30, 2020 the Company had three suppliers that represent approximately 38%, 12% and 11% of the total accounts payable balance.

Foreign Sales

    Domestic and international sales from continuing operations are as follows:

( in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2021		2020		2021		2020
Domestic	$1,107	47.6%	$1,440	61.1%	$4,514	59.1%	$4,496	60.9%
Foreign	1,218	52.4%	917	38.9%	3,123	40.9%	2,889	39.1%
Total	$2,325	100.0%	$2,357	100.0%	$7,637	100.0%	$7,385	100.0%

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
As of June 30, 2019 approximately $792,000 was accrued for Mr. DePiano Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of approximately $758,000, which has been reported as other income for the nine-month period ended March 31, 2020.

10. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease costs:
Fixed	$84,245	$99,570	$262,351	$308,468
Total:	$84,245	$99,570	$262,351	$308,468

    Supplemental cash flow information was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$82,390	$95,375	$253,197	$296,004
Total	$82,390	$95,375	$253,197	$296,004

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2021:

Operating

2021 (excluding the three months ending March 31, 2021)	$82,400
2022	321,612
2023	263,162
2024	268,372
2025	141,865
Thereafter	2,728
Total lease payments	1,080,139
Less interest	101,538
Present value of lease liabilities	$978,601

    Average lease terms and discount rates were as follows:

	March 31,	June 30,
	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	3.57	4.17
Weighted-average discount rate
Operating leases	5.65%	5.65%

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

Executive Overview—nine-month periods ended March 31, 2021 and 2020
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $252,000 or 3.4%, to $7,637,000 for the nine months ended March 31, 2021, as compared to same period of the last fiscal year. The increase in net revenue is attributed to an increase in sales in Sonomed's ultrasound products of $273,000 and an increase in sales of ophthalmic fundus photography system products of $56,000, offset by decrease in Trek revenue $58,000 and a decrease in service plans revenue of $19,000.

•Consolidated cost of goods sold totaled approximately $4,553,000, or 59.6%, of total revenue for the nine months ended March 31, 2021, as compared to $3,910,000, or 52.9%, of total revenue for the nine months of the last fiscal year. The increase of 6.7% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses decreased $363,000, or 12.1%, to $2,634,000 for the nine months ended March 31, 2021, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions, consulting expense, travel expense and exhibits expense, advertising expense and office rent expense.

•Consolidated research and development expenses decreased $138,000 or 17.1%, to $670,000 for the nine months ended March 31, 2021, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the nine months ended March 31, 2021.
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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2020, as well as Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2021.

During the three and nine months ended March 31, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 3 to our unaudited condensed consolidated financial statements.

Results of Operations
Three and Nine Months Ended March 31, 2021 and 2020
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months and nine months ended March 31, 2021 and 2020. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Net Revenue:
Products	$2,098	$2,117	(0.9)%	$6,938	$6,667	4.1%
Service plans	227	240	(5.4)%	699	718	(2.6)%
Total	$2,325	$2,357	(1.4)%	$7,637	$7,385	3.4%

    Consolidated net revenue decreased approximately $32,000 or 1.4%, to $2,325,000 during the three months ended March 31, 2021 as compared to the same period of last fiscal year. The decrease in net revenue is attributed to a decreased in Trek revenue of $286,000, and a decrease in service plans revenue of $13,000, offset by an increase in sales of Sonomed's ultrasound products of $236,000, and an increase in sales of ophthalmic fundus photography system products of $31,000.

Consolidated net revenue increased approximately $252,000 or 3.4%, to $7,637,000 during the nine months ended March 31, 2021 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales in Sonomed's ultrasound products of $273,000 and an increase in sales of ophthalmic fundus photography system products of $56,000, offset by decrease in Trek revenue $58,000 and a decrease in service plans revenue of $19,000.

The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2021		2020		2021		2020
Domestic	$1,107	47.6%	$1,440	61.1%	$4,514	59.1%	$4,496	60.9%
Foreign	1,218	52.4%	917	38.9%	3,123	40.9%	2,889	39.1%
Total	$2,325	100.0%	$2,357	100.0%	$7,637	100.0%	$7,385	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months and nine months ended March 31, 2021 and 2020. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2021	%	2020	%	2021	%	2020	%
Cost of Goods Sold:
	$1,383	59.5%	$1,281	54.3%	$4,553	59.6%	$3,910	52.9%
Total	$1,383	59.5%	$1,281	54.3%	$4,553	59.6%	$3,910	52.9%

Consolidated cost of goods sold totaled approximately $1,383,000, or 59.5%, of total revenue for the three months ended March 31, 2021, as compared to $1,281,000, or 54.3%, of total revenue of the same period of last fiscal year. The increase of 5.2% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

Consolidated cost of goods sold totaled approximately $4,553,000, or 59.6%, of total revenue for the nine months ended March 31, 2021, as compared to $3,910,000, or 52.9%, of total revenue of the same period of last fiscal year. The increase of 6.7% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three months and nine months ended March 31, 2021 and 2020. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Marketing, General and Administrative:
	$858	$904	(5.1)%	$2,634	$2,997	(12.1)%
Total	$858	$904	(5.1)%	$2,634	$2,997	(12.1)%

Consolidated marketing, general and administrative expenses decreased $46,000, or 5.1%, to $858,000 for the three months ended March 31, 2021, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased office rent expense, travel expense, and advertising expense offset by increased salary expense.

Consolidated marketing, general and administrative expenses decreased $363,000, or 12.1%, to $2,634,000 for the nine months ended March 31, 2021, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to decreased payroll expense for the replacement of senior positions, consulting expense, travel expense and exhibits expense, advertising expense and office rent expense.
The following table presents consolidated research and development expenses for the three months and nine months ended March 31, 2021 and 2020.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Research and Development:
	$216	$301	(28.2)%	$670	$808	(17.1)%
Total	$216	$301	(28.2)%	$670	$808	(17.1)%
Consolidated research and development expenses decreased $85,000, or 28.2%, to $216,000 for the three months ended March 31, 2021, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the three months ended March 31, 2021.
Consolidated research and development expenses decreased $138,000, or 17.1%, to $670,000 for the nine months ended March 31, 2021, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions during the nine months ended March 31, 2021.
Impairment
The Company tests infinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. During the three-month and nine-month periods ended March 31, 2021, no impairments were recorded. As a result of the Company's testing during the fiscal year ending June 30, 2020, the intangible assets (trademark and trade names) carrying amount of $605,005 was deemed fully impaired during the nine-month periods ended March 31, 2020.
Other income (expense)

    The Company did not have significant other income during the nine months ended March 31, 2021. As of June 30, 2019, $792,000 was accrued for Mr. DePiano's retirement benefits. The amount represents the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of June 30, 2019. Richard DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the nine-month period ended March 31, 2020.

COVID-19 Disclosure

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy and is likely to impact the operations of the company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and was able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which will help reverse the negative impact in terms of the liquidity. The maturity date is two years from the date of the note. The interest rate is 1.00% per year. EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years. The Company remains in strong communications with its customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as of date of this filing. The Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2021 was approximately $1,653,000 excluding restricted cash of approximately $256,000 compared to approximately $826,000 of cash on hand and restricted cash of $255,000 as of June 30, 2020. Approximately $48,000 was available under our line of credit as of March 31, 2021.

Because our operations have not historically generated sufficient revenues to enable profitability, we will continue to monitor costs and expenses closely and may need to raise additional capital in order to fund operations.

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

As of March 31, 2021 we had an accumulated deficit of approximately $69.1 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2021 and June 30, 2020. Table amounts are in thousands:

	March 31,	June 30,
	2021	2020
Current Ratio:
Current assets	$4,407	$4,333
Less: Current liabilities	3,355	2,865
Working capital	$1,052	$1,468
Current ratio	1.31 to 1	1.51 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$1,842	$2,042
Total debt	1,842	2,042
Total equity	1,276	1,512
Total capital	$3,118	$3,554
Total debt to total capital	59.1%	57.5%

Working Capital Position
Working capital decreased approximately $416,000 as of March 31, 2021, and the current ratio decreased to 1.31 to 1 from 1.51 to 1 when compared to June 30, 2020. The decreased in working capital is due to an increase in current assets of $74,000 and an increase in current liabilities of $490,000 during the quarter ended March 31, 2021. The current portion of PPP loan mainly contributes to the increase of the current liabilities.
Debt to total capital ratio was 59.1% and 57.5% as of March 31, 2021 and June 30, 2020, respectively. The ratio change remains consistent.
Cash Flow Provided By (Used in) Operating Activities
During the nine months ended March 31, 2021 the Company provided approximately $840,000 of cash from operating activities as compared to cash of approximately $329,000 from operating activities during the nine months ended March 31, 2020.
    For the nine months ended March 31, 2021, its cash provided by operations is mainly due to decreases in accounts receivable and inventory of approximately $751,000, increase in accounts payable and accrued expenses of approximately $234,000 offset by a decrease in deferred revenue of $22,000. The remaining offsetting items for cash provided by operations is comprised of less significant items. The change in the mentioned working capital accounts are due to timing as well as the Company's focus on preserving cash due to uncertainty in the current economic climate.
    For the nine-month period ended March 31, 2020, the Company had a net loss of approximately $182,000, which includes non-cash post-retirement adjustment of $758,000, non-cash lease expense of $243,000, and impairment loss of $605,000. Cash inflows were mainly due to a decrease in other current assets of $89,000, an increase in deferred revenue of $117,000, an increase in accounts payable of $14,000, an increase in accrued expenses of $97,000, and an increase in non-cash expenditure on depreciation and amortization of approximately $37,000. The cash inflow is offset by an increase in accounts receivable of $382,000, an increase in inventory of $21,000, and an increase in other long term assets of $11,000, a decrease in operating lease liability of $246,000, a decrease in accrued postretirement benefits of $34,000, and a decrease in liabilities of discontinued operations of $3,000.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the nine-month period ended March 31, 2021 was due to the purchase of equipment of $9,000. Cash flows used in investing activities for the nine-month period ended March 31, 2020 was due to purchase of equipment of $39,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2021 and 2020 the cash used in financing activities of $3,000 and $3,000 was due to auto loan payment.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 3.99% as of March 31, 2021. The Company was required to put $250,000 in the TD bank savings account as collateral.

    As of March 31, 2021 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $2,000 for the three months ended March 31, 2021 and 2020, respectively. The line of credit interest expense was $8,000 and $9,000 for the nine-month periods ended March 31, 2021 and 2020, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. $444,259 of the PPP loan is classified as current. The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The payment will consist of nine monthly payments of principal and interest. The deferral period for loan payments is either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The estimated commencing payment date is in ten months after the 24 weeks' covered period. Major portions of the loan and accrued interest may qualify for loan forgiveness based on the terms of the program. The Company intends to apply for the loan forgiveness. No assurance is provided that the Company will in fact obtain forgiveness of the PPP loan in whole or in part.

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

Employer Payroll Tax Withholdings

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of March 31, 2021. 50% of the deferred employment taxes will not be due until December 31, 2021, with the remaining 50% not due until December 31, 2022. Approximately $41,000 was reclassed as short-term other liabilities as of March 31, 2021.

Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the three-month and nine-month periods ended March 31, 2021 and 2020.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2021	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2021	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer