Form 10-K
period 2021-06-30
ESCALON MEDICAL CORP
filed 2021-09-27
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the Fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2020 was approximately $386,652, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 24, 2021, the registrant had 7,415,329 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Company Overview

     Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”),and Sonomed IP Holdings, Inc. All intercompany accounts and transactions have been eliminated. The Company dissolved two other inactive entities, Escalon Holding, Inc. ("EHI"), and Escalon IP Holdings Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code in the year ended June 30, 2021.

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

AXIS Image Management
The AXIS Image Management system easily manages ophthalmic diagnostic images via a web browser from any device regardless of modality, device manufacturer or location.

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2021 and 2020 were approximately $890,000 and $1,122,000, respectively.

Manufacturing and Distribution

The Company assembles and distributes its ophthalmic surgical products at its 7,440 square foot leased facility in New Berlin, WI. The Company designs, assembles, and services its ophthalmic ultrasound products at its 6,278 square foot leased facility in Lake Success, NY. The Company’s lease for its Stoneham facility expired in August 2020 and was not renewed. In addition to performing its own assembly, the Company subcontracts component manufacturing, sterilization, and other services to various qualified vendors.

The Company has registered its facilities with the FDA and has attained ISO 13485 certification for its facilities and medical devices. ISO 13485 requires an implemented quality system that applies to product design, manufacture, installation, and servicing. Certification can be obtained only after an audit of a company’s quality system by a qualified independent outside auditor and requires regular reexamination. The Company has obtained European Community certification (“CE-Mark”) for many of its medical devices.

The manufacture, testing, and marketing of each of the Company’s products entails risk of product liability. The Company carries product liability insurance to cover primary risk.

Governmental Regulations
The Company’s products are subject to stringent ongoing regulation by the FDA and similar health authorities, and if these governmental approvals or clearances of the Company’s products are restricted or revoked, the Company could face delays that would impair the Company’s ability to generate funds from operations.

The Company has received the necessary FDA and other necessary regulations clearances and approvals for all products that the Company currently markets. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical and medical device equipment and related disposables, including the obligation to adhere to the FDA’s Good Manufacturing Practice regulations. Compliance with these regulations requires detailed validation of manufacturing and quality control practices, FDA periodic inspections and other procedures. If the FDA finds any deficiencies the FDA may impose restrictions on marketing the specific products until such deficiencies are corrected.

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

Marketing and Sales
The Company's products are sold through independent sales representatives, a network of distributors, and internal sales employees directly to medical institutions, throughout the world.

Service and Support
The Company maintains a full-service program for all products sold. The Company provides limited warranties on all products against defects and performance. Product repairs are made at the Company's New York facility for ultrasound products. Service support for AXIS Imaging Management and surgical products are provided remotely.

Patents, Trademarks and Licenses
The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2027. The Company has 2 United States patents that cover the Company’s technology. The Company believes that the impact of the patents is minimal in that our current products and revenue are driven less by our patents and more by our knowledge and trade secrets.

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

Sonomed’s principal competitors are Quantel, Inc., and Accutome, Inc.. Sonomed has had a leading presence in the ophthalmic ultrasound industry for over 30 years. Management believes that this has helped Sonomed build a reputation as a long-standing operation that provides a quality product, which has enabled the Company to establish effective distribution coverage throughout the world. Various competitors offering similar products at a lower price could threaten Sonomed’s market position. The development of optical technologies for ophthalmic biometrics and imaging may also diminish the Company’s market position. This equipment can be used instead of ultrasound equipment in certain applications with some advantage. Such equipment, however, is more expensive.

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

Human Capital
As of June 30, 2021, the Company employed 41 employees. Of these employees, 23 of the Company’s employees are employed in manufacturing, 13 are employed in general and administrative positions, 4 are employed in sales and marketing and 1 is employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Financial Risks
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

To date, our operations have not generated sufficient revenues to enable profitability. As of June 30, 2021, we had an accumulated deficit of $68.9 million, and incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2021 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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
On an on-going basis, the Company evaluates its estimates, including, among others, those relating to:
•sales returns;
•allowances for doubtful accounts;
•inventories
•intangible assets;
•right-of-use assets
•income and other tax accruals;

•deferred tax asset valuation allowances;
•sales discounts;
•warranty obligations;
•accrued lease termination costs and
•contingencies and litigation.
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
Operational Risk
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
The Company has experienced quarterly fluctuations in operating results and anticipates continued fluctuations in the future. A number of factors contribute to these fluctuations:

•The timing and expense of new product introductions by the Company or its competitors, although the Company might not successfully develop new products and any such new products may not gain market acceptance;
•The cancellation or delays in the purchase of the Company’s products;
•Fluctuations in customer demand for the Company’s products;
•Changes in domestic and foreign regulations;
•The gain or loss of significant customers;
•Changes in the mix of products sold by the Company;
•Competitive pressures on prices at which the Company can sell its products;
•Announcements of new strategic relationships by the Company or its competitors;
•Litigation costs and settlements; and
•General economic conditions and other external factors such as energy costs.
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
The Company’s business and financial condition will depend in part upon the market acceptance of the Company’s products. The Company’s products may not achieve or maintain market acceptance. Market acceptance depends on a number of factors including:

•The price of the products;
•The continued receipt of regulatory approvals for multiple indications;
•The establishment and demonstration of the clinical safety and efficacy of the Company’s products; and
•The advantages of the Company’s products over those marketed by the Company’s competitors.
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
The Company faces intense competition in the medical device and pharmaceutical markets, which are characterized by rapidly changing technology, short product life cycles, cyclical oversupply and rapid price erosion. Many of the Company’s competitors have substantially greater financial, technical, marketing, distribution and other resources. The Company’s strategy is to compete primarily on the basis of technological innovation, reliability, quality and price of the Company’s products. Without timely introductions of new products and enhancements, the Company’s products will become technologically obsolete over time, in which case the Company’s revenues and operating results would suffer. The success of the Company’s new product offerings will depend on several factors, including the Company’s ability to:

•Properly identify customer needs;
•Innovate and develop new technologies, services and applications;
•Establish adequate product distribution coverage;
•Obtain and maintain required regulatory approvals from the FDA and other regulatory agencies;
•Protect the Company’s intellectual property;
•Successfully commercialize new technologies in a timely manner;
•Manufacture and deliver the Company’s products in sufficient volumes on time;
•Differentiate the Company’s offerings from the offerings of the Company’s competitors;
•Price the Company’s products competitively;
•Anticipate competitors’ announcements of new products, services or technological innovations; and
•Anticipate general market and economic conditions.
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
Legal, Regulatory and Global
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
Information Security, cybersecurity and Data Privacy Risks
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact the Company's reputation and results of operations.
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
Other

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
The volatility of the Company’s common stock imposes a greater risk of capital losses on shareholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of the Company’s common stock. The following factors have and may continue to have a significant impact on the market price of the Company’s common stock:

•Acquisitions, strategic alliances, joint ventures and divestitures that the Company effects, if any;
•Announcements of technological innovations;
•Changes in marketing, product pricing and sales strategies or new products by the Company’s competitors;
•Changes in domestic or foreign governmental regulations or regulatory requirements; and
•Developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Company’s products are used.
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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly affect collection of accounts receivable as the date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

ITEM 1B. UNSOLVED SEC STAFF COMMENTS

The Company does not believe there are any unresolved SEC staff comments.

ITEM 2. PROPERTIES

As of June 30, 2021 the Company leased an aggregate of 18,122 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. The Company's current corporate office lease of 2,186 square feet will expire on December 2024. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Wisconsin lease, of 7,440 square feet of space will expire in April 2022. Rent expense during the years ended June 30, 2021 and 2020 was approximately $432,000 and $495,000, respectively.

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
    As of September 24, 2021 there were 1,267 holders of record of the Company’s common stock. On September 24, 2021 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.24 per share.
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

•Consolidated net revenue increased approximately $1,072,000 or 11.4%, to $10,472,000 during the year ended June 30, 2021 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $1,064,000 in sales of Sonomed's ultrasound products and an increase of approximately $51,000 in sales of Trek products. The increase is offset by a decrease in the service plans of $38,000 and other Digital revenue of $5,000. The ultrasound sales increased after COVID-19 negatively impacted the sales of ultrasound during the year ended June 30, 2020.

•Consolidated cost of goods sold totaled approximately $6,044,000, or 57.7%, of total revenue during the year ended June 30, 2021, as compared to $5,198,000, or 55.3%, of total revenue of the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of total revenue is mainly due to change of product mix.

•Consolidated marketing, general and administrative expenses decreased $305,000, or 7.9%, to $3,570,000 during the year ended June 30, 2021, as compared to the prior fiscal year. The decrease in marketing, general and administrative expenses is mainly due to decreased consulting expense, travel expense, office rent expense due to closure of office in Massachusetts, payroll expense, and trade show expense impacted by COVID-19.

•Consolidated research and development expenses decreased $232,000 or 20.7%, to $890,000 during the year ended June 30, 2021 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased payroll expense for the replacement of senior positions and reduced consulting expense in year ended June 30, 2021.

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

Results of Operations

Years Ended June 30, 2021 and 2020
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2021 and 2020. Table amounts are in thousands:

	For the Years Ended June 30,
	2021	2020	% Change
Net Revenue:
Products	$9,548	$8,438	13.2%
Service plans	924	962	(4.0)%
Total	$10,472	$9,400	11.4%
Consolidated net revenue increased approximately $1,072,000 or 11.4%, to $10,472,000 during the year ended June 30, 2021 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $1,064,000 in sales of Sonomed's ultrasound products and an increase of approximately $51,000 in sales of Trek products. The increase is offset by a decrease in the service plans of $38,000 and other Digital revenue of $5,000. The ultrasound sales increased after COVID-19 negatively impacted the sales of ultrasound during the year ended June 30, 2020.

Foreign sales

    The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2021		2020
Domestic	$6,255	59.7%	$5,781	61.5%
Foreign	4,217	40.3%	3,619	38.5%
Total	$10,472	100.0%	$9,400	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the years ended June 30, 2021 and 2020. Table amounts are in thousands:

	For the Years Ended June 30,
	2021	% Change	2020	%
Cost of Goods Sold:
	$6,044	57.7%	$5,198	55.3%
Total	$6,044	57.7%	$5,198	55.3%

    Consolidated cost of goods sold totaled approximately $6,044,000, or 57.7%, of total revenue during the year ended June 30, 2021, as compared to $5,198,000, or 55.3%, of total revenue of the prior fiscal year. The increase of 2.4% in cost of goods sold as a percentage of total revenue is mainly due to change of product mix.

    The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2021 and 2020. Table amounts are in thousands:

	For the Years Ended June 30,
	2021	2020	% Change
Marketing, General and Administrative:
	$3,570	$3,875	(7.9)%
Total	$3,570	$3,875	(7.9)%

Consolidated marketing, general and administrative expenses decreased $305,000, or 7.9%, to $3,570,000 during the year ended June 30, 2021 as compared to the prior fiscal year. The decrease in marketing, general and administrative expenses is mainly due to decreased consulting expense, travel expense, office rent expense due to closure of office in Massachusetts, payroll expense, and trade show expense impacted by COVID-19.
The following table presents consolidated research and development expenses for the years ended June 30, 2021 and 2020.
Table amounts are in thousands:

	For the Years Ended June 30,
	2021	2020	% Change
Research and Development:
	$890	$1,122	(20.7)%
Total	$890	$1,122	(20.7)%
Consolidated research and development expenses decreased $232,000, or 20.7%, to $890,000 during the year ended June 30, 2021 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to mainly due to decreased payroll expense for the replacement of senior positions and reduced consulting expense in year ended June 30, 2021.
Impairment
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. No impairments were recorded in year ended June 30, 2021. Due to the low market capitalization of the Company's common stock as of December 31, 2019, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for fiscal year 2020. The Company tests lease right-of-use ("ROU") assets for possible impairment on an annual basis by comparing the undiscounted cash flow to the carrying amount of the ROU assets since 2021. There was no impairment of the ROU assets in the year ended June 30, 2021.
Other Income (Expense)

      The Company did not have significant other income during the fiscal year ended June 30, 2021. The other income of $758,000 for year ended June 30, 2020 is due to the termination of the retirement benefits obligation when Mr. DePiano Sr. passed away on October 3, 2019.

Liquidity and Capital Resources

Our total cash on hand as of June 30, 2021 was approximately $1,651,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $826,000 of cash on hand and restricted cash of $255,000 as of June 30, 2020. Approximately $48,000 was available under our line of credit as of June 30, 2021.

On April 27, 2020, the Company entered into a Payroll Protection Plan ("PPP") loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The Company submitted PPP loan forgiveness application on August 2, 2021. The PPP loan forgiveness was approved on August 13, 2021. The full amount of the PPP loan was classified as current as of June 30, 2021.

    Economic Injury Disaster Loan (EIDL loan) is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of principal and interest is $731 from July 1, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company.

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

As of June 30, 2021 we had an accumulated deficit of approximately $68.9 million, incurred recurring losses from operations and negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2021 and 2020. Table amounts are in thousands:

	June 30,	June 30,
	2021	2020
Current Ratio:
Current assets	$4,593	$4,333
Less: Current liabilities	3,397	2,865
Working capital	$1,196	$1,468
Current ratio	1.35 to 1	1.51 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$1,772	$2,042
Total debt	1,772	2,042
Total equity	1,460	1,512
Total capital	$3,232	$3,554
Total debt to total capital	54.8%	57.5%
Working Capital Position
Working capital decreased approximately $272,000 to $1,196,000 as of June 30, 2021, and the current ratio decreased to 1.35 to 1 to 1 from 1.51 to 1 when compared to June 30, 2020.

The decrease in working capital is due to an increase in current liabilities of $532,000, offset by an increase in current assets of approximately $260,000 as of June 30, 2021. The PPP loan of $500,000 mainly contributes to the increase of the current liabilities.
Debt to total capital ratio was 54.8% and 57.5% as of June 30, 2021 and June 30, 2020, respectively.
Cash Flow Provided By (Used In) Operating Activities
During year ended June 30, 2021 the Company provided approximately $839,000 of cash in operating activities as compared to approximately $168,000 of cash used in operating activities during the year ended June 30, 2020.
    For the year ended June 30, 2021, its cash provided by operations is mainly due to a decrease in inventory of $368,000, a decrease in accounts receivable of $221,000, and an increase in accounts payable of $342,000. The cash inflow is offset by a decrease in deferred revenue of $152,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2021 and 2020 were due to purchase of equipment of $9,000 and $60,000 respectively.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Provided by (Used in) Financing Activities
For the year ended June 30, 2021 the cash used in the financing activities of $4,000 was due to auto loan payment.
For the year ended June 30, 2020 the cash provided by the financing activities of $647,000 was due to $500,000 of PPP loan, $150,000 of EIDL loan and cash used in financing activities of $3,000 was due to auto loan payment.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2021. The Company is required to hold $250,000 in a TD bank savings account as collateral.

    As of June 30, 2021 and June 30, 2020, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $10,000 and $11,000 for the years ended June 30, 2021 and 2020, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The Company submitted the loan forgiveness application on August 2, 2021. All of the loan and accrued interest qualify for loan forgiveness based on the terms of the program. The PPP loan forgiveness was approved on August 13, 2021. The full amount of the PPP loan was classified as current as of June 30, 2021.

Economic Injury Disaster Loan ("EIDL")

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%, the payment term is 30 years and the monthly payment is $731 from July 1, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. $146,859 of the EIDL loan was included in the non current portion of other notes payable.

Employer Payroll Tax Withholding

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of June 30, 2021. Approximately $41,000 of the employer payroll tax withholding deferral was included in other short-term liabilities and the remaining half was included in other long-term liabilities.
Preferred stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr, the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2021 and June 30, 2020 the cumulative dividends payable is $174,131 ($0.0871 per share) and $122,709 ($0.0614 per share), respectively.

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
Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2021 and 2020.
Critical Accounting Estimate
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

The following items require significant estimation or judgment:

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

    The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. During the year ended June 30, 2021, no impairments were recorded. Due to the low market capitalization of the Company's common stock as of December 31, 2019, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for the year ended June 30, 2020.
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
Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and include freight-in materials, labor and overhead costs. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory. If actual conditions are less favorable than those the Company has projected, the Company may need to increase its reserves for excess and obsolete inventories. Any increases in the reserves will adversely impact the Company’s results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company is able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.
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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2021 and 2020, the Company has a fully recorded valuation allowance against its deferred tax assets.
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
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2021 and 2020, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.
The Company dissolved Escalon Holdings, Inc. and Escalon IP Holdings, Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code during the year ended June 30, 2021. There is no tax impact on the consolidated financial statements of the Company's current and prior years.
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
Loss Per Share
    Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2021 and 2020, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the years ended June 30, 2021 and 2020. Therefore, basic and diluted loss per common share for the years ended June 30, 2021 and 2020 are the same.

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

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit and recurring losses from operations and negative cash flows from operating activities in prior years raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

Description of the Matter

At June 30, 2021, the Company’s net inventory balance was approximately $1.4 million. As discussed in Note 3 of the financial statements, the Company adjusts the inventory carrying value at the lower of cost or the net realizable value, which includes an estimate of the allowance for obsolescence.

How We Addressed the Matter in Our Audit

Our audit procedures related to management’s judgments underlying the calculation of the allowance for obsolete inventory, including the following, among others:
a.We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing the Company’s estimate of the allowance for obsolete inventory.
b.We evaluated the appropriateness of specific inputs supporting management’s estimate.
c.We tested the mathematical accuracy of the Company’s calculation of the allowance for obsolete inventory.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey

September 27, 2021

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,650,970	$825,958
Restricted cash	255,920	255,281
Accounts receivable, net	1,081,702	1,312,935
Inventories, net	1,416,727	1,785,030
Other current assets	187,357	154,193
Total current assets	4,592,676	4,333,397
Property and equipment, net	81,442	97,214
Right-of-use assets	843,559	1,107,127
License, net	102,400	122,050
Other long term assets	62,789	62,789
Total assets	$5,682,866	$5,722,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,401	3,401
Current portion of PPP loan	500,000	221,297
Current portion of EIDL loan	2,862	—
Accounts payable	1,102,125	760,621
Accrued expenses	695,553	681,047
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	279,051	278,634
Deferred revenue	363,700	516,053
Other short term liabilities	136,107	89,990
Total current liabilities	3,396,763	2,865,007
Note payable, net of current portion	7,839	11,503
PPP loan, net of current portion	—	278,703
Operating lease liabilities, net of current portion	630,330	896,533
EIDL loan	147,138	150,000
Other long-term liabilities	40,860	8,872
Total long-term liabilities	826,167	1,345,611
Total liabilities	4,222,930	4,210,618
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $819,131 and $767,709)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,894,522)	(68,842,499)
Total shareholders’ equity	1,459,936	1,511,959
Total liabilities and shareholders’ equity	$5,682,866	$5,722,577
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2021	2020
Net revenues:
Products	$9,547,606	$8,437,672
Service plans	924,011	962,359
Revenues, net	10,471,617	9,400,031
Costs and expenses:
Cost of goods sold	6,044,399	5,197,866
Marketing, general and administrative	3,570,433	3,874,498
Research and development	890,482	1,122,324
Intangible assets impairment	—	605,006
Total costs and expenses	10,505,314	10,799,694
Loss from operations	(33,697)	(1,399,663)
Other income (expense)
Other income	2,530	759,371
Interest income	985	3,592
Interest expense	(21,841)	(13,580)
Total other income, net	(18,326)	749,383
Net loss	(52,023)	(650,280)
Undeclared dividends on preferred stocks	51,422	51,741
Net loss applicable to common shareholders	$(103,445)	$(702,021)
Net loss per share
Basic loss per share	$(0.01)	$(0.09)
Diluted loss per share	$(0.01)	$(0.09)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
Net loss	—	—	—	—	—	(52,023)	(52,023)
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,192,219)	$2,162,239
Net loss	—	—	—	—	—	(650,280)	(650,280)
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(52,023)	$(650,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accounts receivable allowance	10,000	12,008
Depreciation and amortization	44,812	50,084
Non cash lease expense	274,615	342,058
Intangible assets impairment	—	605,006
Non cash post-retirement benefits adjustment	—	(758,021)
Change in operating assets and liabilities:
Accounts receivable	221,233	171,162
Inventories	368,303	93,830
Other current assets	(33,164)	68,885
Other long-term assets	—	(10,874)
Accounts payable	341,504	94,111
Accrued expenses	14,506	94,929
Accrued post-retirement benefits (related party)	—	(33,964)
Change in operating lease liability	(276,833)	(344,608)
Deferred revenue	(152,353)	89,250
Other short-term and long-term liabilities	78,105	7,929
Net cash provided by (used in) operating activities	838,705	(168,495)
Cash Flows from Investing Activities:
Purchase of equipment	(9,390)	(59,751)
Purchase of licenses	—	—
Net cash used in investing activities	(9,390)	(59,751)
Cash Flows from Financing Activities:
Proceeds from PPP loan	—	500,000
Proceeds from EIDL loan	—	150,000
Repayment of note payable	(3,664)	(3,393)
Proceeds from line of credit	—	—
Net cash (used in) provided by financing activities	(3,664)	646,607
Net increase in cash, cash equivalents and restricted cash	825,651	418,361
Cash, cash equivalents and restricted cash, beginning of year	1,081,239	662,878
Cash, cash equivalents and restricted cash, end of year	$1,906,890	$1,081,239

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$1,650,970	$825,958
Restricted cash	255,920	255,281
	$1,906,890	$1,081,239
Beginning of year
Cash and cash equivalents	$825,958	$409,743

Restricted cash	255,281	253,135
	$1,081,239	$662,878

Supplemental Schedule of Cash Flow Information:
Income Taxes paid
Interest paid	$11,223	$15,387
Non Cash Investing Activities
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$20,200	$1,448,184
Record lease liability per ASC 842	$20,200	$1,519,744
Dispose right-of-use assets	$9,154	$—
Dispose lease liability	$9,154	$—
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

          Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the “Company” collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”), and Sonomed IP Holdings, Inc. The Company dissolved two other inactive entities, Escalon Holdings, Inc. and Escalon IP Holdings, Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code in the year ended June 30, 2021.

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

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and has and is likely to continue to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program ("PPP loan") which will help reverse the negative impact in terms of the liquidity. The Company submitted the loan forgiveness application on August 2, 2021. The PPP loan forgiveness was approved and the full amount and accrued interest was forgiven on August 13, 2021. The Company also received Economic Injury Disaster loan ("EIDL") loan of $150,000. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment is $731 from July 1, 2021. The Company remains in strong communications with the customers and there is no evidence showing that COVID-19 will greatly effect collection of accounts receivable as of date of this filing. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of June 30, 2021, the Company had an accumulated deficient of $68.9 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the filing date of this form 10-K.

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
Restricted Cash
As of June 30, 2021 and 2020 restricted cash included approximately $256,000 and $255,000 respectively, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the years ended June 30, 2021 and 2020.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $100,000 and $123,000 as of June 30, 2021 and 2020.

	June 30,
	2021	2020
Balance, July 1	$122,515	$110,507
Increase in allowance	10,000	12,008
Write-offs	(32,035)	—
Balance, June 30	$100,480	$122,515

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and include freight-in materials, labor and overhead costs. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on the Company’s forecasts of future sales and age of inventory. If actual conditions are less favorable than those the Company has projected, the Company may need to increase its reserves for excess and obsolete inventories. Any increases in the reserves will adversely impact the Company’s results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company is able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.

	For the years ended June 30,
	2021	2020
Raw materials	$833,105	$837,135
Work in process	171,097	342,929
Finished goods	773,451	965,892
Total inventories	$1,777,653	$2,145,956

Allowance for obsolete inventory	(360,926)	(360,926)
Inventories, net	$1,416,727	$1,785,030
Property and Equipment

    Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2021 and 2020 was approximately $25,000 and $30,000, respectively.

    Property and equipment consist of the following:

	June 30,
	2021	2020
Equipment	$748,725	$739,335
Furniture and fixtures	150,871	150,871
Leasehold improvements	39,048	39,048
	938,644	929,254
Less: Accumulated depreciation and amortization	(857,202)	(832,040)
	$81,442	$97,214
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
The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. No impairments were recorded in year ended June 30, 2021. Due to the low market capitalization of the Company's common stock as of December 31, 2019, the Company performed an interim impairment test on its intangible asset. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trade mark and trade names) of $605,000, which was recorded in the consolidated financial statements for fiscal year 2020.

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

	Years ended June 30,
	2021	2020
Beginning of Year	$516,000	$427,000
Additions	772,000	1,052,000
Revenue Recognized	924,000	$963,000
End of Year	$364,000	$516,000

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2021 and 2020 was $4,000 and $17,000, respectively. The Company had in-house marketing activities during the year ended June 30, 2021.
Loss Per Share
Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2021 and 2020, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the years ended June 30, 2021 and 2020. Therefore, basic and diluted loss per common share for the years ended June 30, 2021 and 2020 are the same.

	For the Years Ended June 30,
	2021	2020
Numerator:
Numerator for basic loss per share:
Net loss	$(52,023)	$(650,280)
Undeclared dividends on preferred stock	51,422	51,741
Net loss applicable to common shareholders	$(103,445)	$(702,021)
Net loss applicable to common shareholders	$(103,445)	$(702,021)
Undeclared dividends on preferred stock	—	—
Net loss	$(103,445)	$(702,021)
Denominator:
Denominator for basic loss per share - weighted average shares outstanding	7,415,329	7,415,329
Denominator for diluted loss per share - weighted average and assumed conversion	7,415,329	7,415,329
Net loss per share:
Basic net loss per share	$(0.01)	$(0.09)
Diluted net loss per share	$(0.01)	$(0.09)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2021	2020
Stock options	157,000	157,000
Convertible preferred stock	5,460,873	5,118,060
Total potential dilutive securities not included in income per share	5,617,873	5,275,060
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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2021 and June 30, 2020, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2021 and June 30, 2020, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets. The Company dissolved Escalon Holdings, Inc. and Escalon IP Holdings, Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code. There is no tax impact on the consolidated financial statements of the Company's current and prior years.

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

4. Intangible Assets
The Company's intangible assets consist of the following:

Trademark and Trade Names

    The Company tests indefinite-life intangible assets for possible impairment on an annual basis at June 30, and at any other time events occur or circumstances indicate that the carrying amount of intangible assets may be impaired. Due to the low market capitalization of the Company's common stock, the Company performed an interim impairment test on its intangible asset during the year ended June 30, 2020. The outcome of this impairment test resulted in non-cash charge for the full impairment of the indefinite-lived intangible assets (trademark and trade names) of $605,006, which was recorded in the consolidated financial statements for the year ended June 30, 2020. During the year ended June 30, 2021, no impairments were recorded.

Licenses

    The Company purchased no new licenses for year end June 30, 2021 and 2020 respectively and the cost is capitalized and amortized over 10 years. Amortization expense is approximately $20,000 for each of the years ended June 30, 2021 and 2020. Annual amortization related entirely to licenses is estimated to be $19,650 for the years ending June 30, 2022 through 2026 and $4,150 thereafter.
The following table presents amortized licenses as of June 30, 2021:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(96,600)	$102,400
Total	$199,000	$—	$199,000	$(96,600)	$102,400

The following table presents amortized licenses as of June 30, 2020:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(76,950)	$122,050
Total	$199,000	$—	$199,000	$(76,950)	$122,050
5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2021	2020
Accrued compensation	$464,213	$417,829
Line of credit and notes payable interest accrual	11,506	1,224
Customer deposits	64,494	14,320
Warranty reserve	32,078	32,078
Tax payable	100,834	100,176
Other accruals	22,428	115,420
Total accrued expenses	$695,553	$681,047

Accrued compensation as of June 30, 2021 and 2020 primarily relates to payroll, vacation accruals, and payroll tax liabilities.

6. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2021. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr. executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

    As of June 30, 2021 and 2010, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $10,000 and $11,000 for the years ended June 30, 2021 and 2020, respectively.

7. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The PPP loan was unsecured. A final payment for the unpaid principal and accrued interest was payable no later than two years after the funding date. The note had an interest at a rate of 1.00% per annum.The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021. The full amount of the PPP loan was classified as current as of June 30, 2021.

Economic Injury Disaster ("EIDL") loan

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment is $731 from July 1, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company.

The future annual principal amounts to be paid as of June 30, 2021 are as follows:

Year ending June 30,	EIDL Loan Payment
2022	$2,862
2023	2,971
2024	3,084
2025	3,202
2026	3,324
Thereafter	134,557
Total	$150,000

Other Short-term and Long-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of June 30, 2021. Approximately $41,000 of the employer payroll tax withholding deferral was included in other short-term liabilities and the remaining half was included in other long-term liabilities.

8. Capital Stock Transactions
Stock Option Plans

As of June 30, 2021, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2021, options to purchase 157,000 shares of the Company’s common stock were outstanding, of which 157,000 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2021 and 2020:

	2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	157,000	$1.47	213,000	$1.48
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(56,000)	$1.51
Outstanding at the end of the year	157,000	$1.47	157,000	$1.47
Exercisable at the end of the year	157,000	$1.47	157,000	1.47
Weighted average fair value of options granted during the year		$—		$—
The following table summarizes information about stock options outstanding as of June 30, 2021:

	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	4.83	$0.79	21,000	$0.79
$1.45 to $2.12	136,000	2.83	$1.57	136,000	$1.57
Total	157,000			157,000
There was no compensation expense related to stock options for the years ended June 30, 2021 and 2020.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2021 and 2020 consists of the following:

	2021	2020
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	(51,366)	(8,061)
State	(14,676)	(2,303)
Change in valuation allowance	66,042	10,364
	—	—
Income tax expense (benefit)	$—	$—

Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2021 and 2020 differ from statutory federal income tax rate due to the following:

	2021	2020
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	0.00%	0.00%
Valuation allowance	(21.00)%	(21.00)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax assets:
Net operating loss carryforward	$7,352,719	$7,212,393
Executive post retirement costs	—	—
General business credit	—	207,698
Allowance for doubtful accounts	21,100	25,728
Accrued vacation	49,336	43,741
Inventory reserve	69,432	69,432
Accelerated depreciation	65,432	69,196
Warranty reserve	6,736	6,736
Total deferred income tax assets	7,564,755	7,634,924
Valuation allowance	(7,543,251)	(7,609,293)
	21,504	25,631
Deferred income tax liabilities:
Accelerated depreciation	(21,504)	(25,631)
Total deferred income tax liabilities	(21,504)	(25,631)
	$—	$—
As of June 30, 2021, the Company has a valuation allowance of $7,543,251, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2021, the valuation allowance decreased by $66,042 and during the year ended June 30, 2020, the valuation decreased by $10,364. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carry forwards of approximately $33,528,000 and $3,267,000, respectively, of which $19,623,000 and $2,808,000, respectively, will expire over the next ten years, $12,242,000 and $459,000, respectively, will expire in years eleven through twenty, and $1,662,000 and $0, respectively, which will not expire.
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

Fiscal year ended June 30, 2018 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2021, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

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
As of July 1, 2019 approximately $792,000 was accrued for Mr. DePiano, Sr.'s retirement benefits. The amount represented the approximate present value of the supplemental retirement benefits awarded using a discount rate of 4.5% as of July 1, 2019. Mr. DePiano Sr. passed away on October 3, 2019. According to the agreement, the benefits terminate upon Mr. DePiano, Sr.'s death. Therefore, the Company recognized a gain with the termination of the retirement benefit obligation of $758,000, which has been reported as other income for the year ended June 30, 2020.

	2021	2020
Balance July 1,	$—	$791,985
Actuarial adjustment	—	(758,021)
Payment of benefits	—	(33,964)
Balance June 30,	$—	$—

12. Related Party Transactions and Preferred Stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2021 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or

(ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2021 and 2020 the cumulative dividends payable is $174,131 ($0.0871 per share) and $122,709 ($0.0614 per share), respectively.

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

13. Concentration of Credit Risk

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

Major Customer

    One customer accounted for approximately 15% of net sales during the year ended June 30, 2021. One customer accounted for approximately 16% of net sales during the year ended June 30, 2020.

    As of June 30, 2021 the Company had one customer that represents approximately 23% of the total accounts receivable balance. As of June 30, 2020 the Company had one customer that represents approximately 18% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 40% and 10% of the total purchases for the year ended June 30, 2021. The Company's two largest suppliers accounted for the total purchases for 37% and 10% of total purchases for the year ended June 30, 2020. As of June 30, 2021 the Company had two suppliers that represent approximately 39% and 12% of the total accounts payable balance. As of June 30, 2020 the Company had three customer that represents 38%, 12% and 11% of the total accounts payable balance.

Foreign Sales
    Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2021		2020
Domestic	$6,255	59.7%	$5,781	61.5%
Foreign	4,217	40.3%	3,619	38.5%
Total	$10,472	100.0%	$9,400	100.0%

14. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statement of operations for the years ended June 30, 2021 and 2020 as follows:

	Year Ended June 30,
	2021	2020
Operating lease costs:
Fixed	346,302	407,757
Total:	$346,302	$407,757

    Supplemental cash flow information was as follows:

	Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	335,549	$391,384
Total	$335,549	$391,384

    Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2021
Assets
Operating lease ROU assets	Right-of-use asset	$843,559
Liabilities
Current	Current portion of operating lease liabilities	$279,051
Non-current	Operating lease liabilities	$630,330

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2021:

    The aggregate future lease payments for operating leases as of June 30, 2021 were as follows:

Operating

2022	$321,612
2023	263,162
2024	268,372
2025	141,865
2026	2,728
Total lease payments	997,739
Less interest	88,358
Present value of lease liabilities	$909,381

    Average lease terms and discount rates were as follows:

	June 30,
	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	3.35	4.17
Weighted-average discount rate
Operating leases	5.65%	5.65%

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

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2021.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2021 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.Documents Filed as Part of This Annual Report on Form 10-K:
a.Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Operations for the years ended June 30, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020
Notes to Consolidated Financial Statements
2.Financial Statement Schedules
All other schedules have been omitted because the required information is not applicable or the information is included in the Company’s Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.
3.EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-K, where so indicated by footnote, exhibits that were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

3.1	(a)	Restated Articles of Incorporation of the Company. (8)

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)
	(c)	Statement with respect to shares dated February 15, 2018. (18)
3.2		Bylaws of Registrant. (8)
4.6		Description of Securities
10.6		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.29		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.33	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.34	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.37	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.39	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.40	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.41	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

*	Filed herewith
**	Management contract of compensatory plan

(1)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 9, 1993 (Registration No. 33-69360).
(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1994.
(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1995.
(4)	Filed as an exhibit to the Company’s Form 8-K dated February 27, 2008.
(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 1999.
(6)	Filed as an exhibit to the Company’s Form 8-K/A, dated March 31, 2000
(7)	Filed as an exhibit to the Company’s Registration Statement on Form s-* dated February 25, 2000 (Registration No. 333-31138).
(8)	Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A, as filed by the Company with the SEC on September 21, 2001.
(9)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended June 30, 2001.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2001.
(11)	Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended June 30, 2002.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2002.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended December 31, 2003.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 dated April 8, 2004 (Registration No. 333-114332).
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2004.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 23, 2005.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(18)	Filed as an exhibit to the Company's Form 8-K, dated February 15, 2018
(19)	Filed as exhibit to the Company's Form 8-K dated July 6, 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: September 27, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 27, 2021
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 27, 2021
Mark Wallace

By:	/s/ John P. Dogum	Director	September 27, 2021
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 27, 2021
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 27, 2021
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 27, 2021
David J Jacovini