Form 10-K/A
period 2021-06-30
ESCALON MEDICAL CORP
filed 2021-10-22
CIK 862668

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
As of October 21, 2021, the registrant had 7,415,329 shares of common stock outstanding.

Escalon Medical Corp.

Form 10K/A

For the Year Ended June 30, 2021

Part III.

Item 10.	Directors and Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of October 22, 2021.

Name	Age	Position
Richard J. DePiano, Jr.	55	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	52	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	58	Director
C. Todd Trusk	54	Director
John P. Dogum	55	Director
David J. Jocavini	45	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 22, 2021. Officers serve at the discretion of the board of directors.
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

Mr. Jacovini was appointed as a Class III Director in February 2018. He currently serves as the Chief Financial Officer of LaFrance Corp, a global manufacturer specializing in on-product branding. Previously, he was President and Founder of Innovator Management LLC, a sponsor of mutual funds and exchange traded funds, from 2011 to 2017. He served as Chief Executive Officer and portfolio manager of Academy Asset Management LLC from 2007 to 2015. Between 2007 and 2017 he held the positions of President, Treasurer, and Trustee of the Academy Funds Trust, a registered investment company. Prior to that, he worked on Wall
Street as a derivatives marketer at Deutsche Bank AG and as a municipal strategist at Prudential Securities Incorporated. He holds a BA from the College of the Holy Cross and an MBA from the MIT Sloan School of Management. We believe Mr. Jacovini's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2021.
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

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2021, 2020 and 2019.

Name and Principal Position (2)	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2021	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2020	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2019	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2021	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2020	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2019	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
            The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2021.

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

Compensation of Directors
    The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2021, none of our non-employee directors received any compensation.

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
Security Ownership of Certain Beneficial Owners and Management
    The following table indicates, as of October 21, 2021 information about the beneficial ownership of our common stock by (1) each director as of October 21, 2021, (2) each Named Executive Officer, (3) all directors and executive officers as of October 21, 2021 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	65,000	4,505,833	(2)	59.5%*
Mark G. Wallace	—		—%	35,000	35,000		*
Lisa A. Napolitano	—		—%	2,000	2,000		*
C. Todd Trusk	250		—%	7,000	7,250		*
John P. Dogum	—		—%	—	—		*
David J. Jocavinni	—		—%	—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%	109,000	4,550,083		60.1%

(*)	Less than on percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

Equity Compensation Plan Information
    The following table sets forth information, as of June 30, 2021, with respect to compensation plans under which shares of our common stock are authorized for issuance.

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
    Friedman LLP has been our our principal accountant since January 18, 2018. The following table sets forth the aggregate fees billed to us by Friedman LLC, for the fiscal years ended June 30, 2021 and 2020.

	For the years ended June 30,
	2021	2020
Audit Fees	$120,000	$115,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$120,000	$115,000
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
Dated: October 22, 2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.