Form 10-Q
period 2022-03-31
ESCALON MEDICAL CORP
filed 2022-05-13
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022
Commission File Number 0-20127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 12, 2022.

PART I. FINANCIAL INFORMATION

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,048,500	$1,650,970
Restricted cash	256,133	255,920
Accounts receivable, net	1,129,648	1,081,702
Inventories, net	1,544,822	1,416,727
Other current assets	191,626	187,357
Total current assets	4,170,729	4,592,676
Property and equipment, net	59,238	81,442
Right-of-use assets	634,282	843,559
License, net	87,663	102,400
Other long term assets	62,789	62,789
Total assets	$5,014,701	$5,682,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,401	3,401
Current portion of PPP loan	—	500,000
Current portion of EIDL loan	2,943	2,862
Accounts payable	1,118,778	1,102,125
Accrued expenses	867,202	695,553
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	236,635	279,051
Deferred revenue	302,698	363,700
Other short-term liabilities	129,961	136,107
Total current liabilities	2,975,582	3,396,763
Note payable, net of current portion	4,903	7,839
EIDL loan, net of current portion	150,486	147,138
Operating lease liabilities, net of current portion	455,744	630,330
Other long-term liabilities	—	40,860
Total long-term liabilities	611,133	826,167
Total liabilities	3,586,715	4,222,930
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $858,149 and $819,131)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,926,472)	(68,894,522)
Total shareholders’ equity	1,427,986	1,459,936
Total liabilities and shareholders’ equity	$5,014,701	$5,682,866
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenues:
Products	$2,259,860	$2,098,038	$7,261,134	$6,937,750
Service plans	156,267	226,869	530,819	699,039
Revenues, net	2,416,127	2,324,907	7,791,953	7,636,789
Costs and expenses:
Cost of goods sold	1,477,651	1,383,267	4,681,088	4,552,956
Marketing, general and administrative	1,001,074	858,165	2,855,373	2,634,329
Research and development	229,315	215,700	780,943	669,551
Total costs and expenses	2,708,040	2,457,132	8,317,404	7,856,836
Loss from operations	(291,913)	(132,225)	(525,451)	(220,047)
Other income (expense)
Other income	—	—	506,305	—
Interest income	31	158	213	890
Interest expense	(4,134)	(5,398)	(13,017)	(16,385)
Total other income (expense), net	(4,103)	(5,240)	493,501	(15,495)
Net loss	(296,016)	(137,465)	(31,950)	(235,542)
Undeclared dividends on preferred stocks	13,006	12,723	39,018	38,699
Net loss applicable to common shareholders	$(309,022)	$(150,188)	$(70,968)	$(274,241)
Net loss per share
Basic loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.04)
Diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.04)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
Net income	—	—	—	—	—	317,220	317,220
Balance at September 30, 2021	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,302)	1,777,156
Net loss	—	—	—	—	—	(53,154)	(53,154)
Balance at December 31, 2021	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,630,456)	1,724,002
Net loss	—	—	—	—	—	(296,016)	(296,016)
Balance at March 31, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,926,472)	$1,427,986

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
Net loss	—	—	—	—	—	(196,553)	(196,553)
Balance at September 30, 2020	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,039,052)	1,315,406
Net income	—	—	—	—	—	98,476	98,476
Balance at December 31, 2020	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,940,576)	1,413,882
Net loss	—	—	—	—	—	(137,465)	(137,465)
Balance at March 31, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(69,078,041)	$1,276,417

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(31,950)	$(235,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Increase in allowance of doubtful accounts	15,000	—
Other income	(506,305)	—
Depreciation and amortization	36,941	32,930
Non cash lease expense	209,277	206,854
Change in operating assets and liabilities:
Accounts receivable	(62,946)	339,459
Inventories	(128,095)	411,219
Other current and non-current assets	(4,269)	3,437
Accounts payable	16,653	194,368
Accrued expenses	183,579	39,518
Change in operating lease liability	(217,002)	(207,613)
Deferred revenue	(61,002)	(21,615)
Other short term and long term liabilities	(47,006)	76,771
Net cash (used in) provided by operating activities	(597,125)	839,786
Cash Flows from Investing Activities:
Purchase of equipment	—	(9,390)
Net cash used in investing activities	—	(9,390)
Cash Flows from Financing Activities:
Repayment of note payable	(2,936)	(2,724)
Repayment of EIDL loan	(2,196)	—
Net cash used in financing activities	(5,132)	(2,724)
Net (decrease) increase in cash, cash equivalents and restricted cash	(602,257)	827,672
Cash, cash equivalents and restricted cash, beginning of period	1,906,890	1,081,239
Cash, cash equivalents and restricted cash, end of period	$1,304,633	$1,908,911

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,048,500	$1,653,087
Restricted cash	256,133	255,824
	$1,304,633	$1,908,911

Beginning of period
Cash and cash equivalents	$1,650,970	$825,958
Restricted cash	255,920	255,281
	$1,906,890	$1,081,239

Supplemental Schedule of Cash Flow Information:

Income Taxes paid
Interest paid	$12,534	$8,420
Non Cash Finance Activities
Record right-of-use assets per ASC 842, net of deferred rent reclassification	$—	$20,200
Record lease liability per ASC 842	$—	$20,200
Dispose right-of-use assets	$—	$9,154
Dispose lease liability	$—	$9,154
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

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2021. The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and is likely to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and was able to maintain operations during the lockdown. However, the Company does not know the extent and duration of the impact of COVID-19 on its business due to the uncertainty about the spread of the virus. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program (PPP loan) which helped reverse the negative impact in terms of the liquidity. The maturity date was two years from the date of the note. The interest rate was 1.00% per year. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and was included in other income in the unaudited condensed consolidated statement of operations for the nine-month period ended March 31, 2022. The Company received a $150,000 Economic Injury Disaster ("EIDL") loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of $731 started on July 1, 2021. In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed by many countries against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. The Company has operations or activities in countries and regions outside the United States. As a result, its global operations are affected by economic, political and other conditions in the foreign countries in which the Company has business as well as U.S. laws regulating international trade, although the Company has not yet assessed that the war has had a material effect on its financial position or results of operations. The Company will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on customer demand, suppliers’ ability to deliver products, cybersecurity risks and its liquidity and access to capital.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of March 31, 2022, the Company had an accumulated deficit of $68.9 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Restricted Cash
As of March 31, 2022 and June 30, 2021 restricted cash included approximately $256,000, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the three and nine months ended March 31, 2022 and 2021.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $110,000 and $100,000 as of March 31, 2022 and June 30, 2021, respectively.

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
    Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three and nine-month periods ended March 31, 2022 and 2021, no impairments were recorded.
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
PPP Loans
    The Company's policy is to account for the PPP loan (See Note 7) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and was included in other income in the unaudited condensed consolidated income statement for the nine-month period ended March 31, 2022.
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

(in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Beginning of Period	$311	$572	$364	$516
Additions	148	149	470	677
Revenue Recognized	156	227	531	699
End of Period	$303	$494	$303	$494

Loss Per Share
Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2022 and 2021, the average market prices for the for the three-month and nine-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and nine-month periods ended March 31, 2021 and 2021. Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended March 31, 2022 and 2021 are the same.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022		2021
Numerator:
Numerator for basic loss per share:
Net loss	$(296,016)	$(137,465)	$(31,950)		$(235,542)
Undeclared dividends on preferred stock	13,006	12,723	$39,018		38,699
Net loss applicable to common shareholders	$(309,022)	$(150,188)	$(70,968)		$(274,241)
Numerator for diluted earnings per share:
Net loss applicable to common shareholders	$(309,022)	$(150,188)	$(70,968)		$(274,241)
Undeclared dividends on preferred stock	—	—	—		—
Diluted loss	$(309,022)	$(150,188)	$(70,968)		$(274,241)
Denominator for basic loss per share
Denominator for basic loss per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329		7,415,329
Weighted average preferred stock converted to common stock	—	—	—		—
Denominator for diluted loss earnings assumed conversion	7,415,329	7,415,329	7,415,329	0	7,415,329
Net loss per share:
Basic net loss per share	$(0.04)	$(0.02)	$(0.01)		$(0.04)
Diluted net loss per share	$(0.04)	$(0.02)	$(0.01)		$(0.04)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Stock options	157,000	157,000	157,000	157,000
Convertible preferred stock	5,720,993	5,376,053	5,720,993	5,376,053
Total potential dilutive securities not included in income per share	5,877,993	5,533,053	5,877,993	5,533,053

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2022 and June 30, 2021, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and June 30, 2021, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

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

4. Inventories

	March 31,	June 30,
(in thousands)	2022	2021
Inventories, net:
Raw Material	$826	$833
Work-In-Process	222	171
Finished Goods	847	773
Total inventories	$1,895	$1,777
Allowance for obsolete inventory	(350)	(360)
Inventories, net	$1,545	$1,417

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as March 31, 2022 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2022 and June 30, 2021 the cumulative dividends payable is $213,149 ($0.1066 per share) and $174,131 ($0.0871 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

6. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.0% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.74 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.74% per annum based on a year of 360 days. The interest rate was 3.99% as of March 31, 2022. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr., former Chairman of the Company executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

    As of March 31, 2022 and June 30, 2021, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 for the three months ended March 31, 2022 and 2021, respectively. The line of credit interest expense was approximately $8,000 for the nine months ended March 31, 2022 and 2021, respectively.

7. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note had a fixed payment schedule. The PPP loan was unsecured. A final payment for the unpaid principal and accrued interest was payable no later than two years after the funding date. The note bore interest at a rate of 1.00% per annum. The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and was included in other income in the unaudited condensed consolidated statement of operations for the nine-month period ended March 31, 2022.

Economic Injury Disaster ("EIDL") Loan

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received a $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment of $731 started on July 1st, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. The Company submitted an EIDL loan increase application on May 6, 2022, increasing the loan amount from $150,000 to $200,000. The loan modification is being proceed.

    The future annual principal amounts to be paid as of March 31, 2022 are as follows:

Year ending June 30,	EIDL Loan Payment
2022(remainder of FY 2022)	$725
2023	2,971
2024	3,084
2025	3,202
2026	3,324
Thereafter	140,123
Total	$153,429

Other Long-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company had deferred approximately $82,000 of the social security tax. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 was reported as short-term other liabilities as of March 31, 2022.

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

Major Customer

    No customer accounted for more than 10% during the three-month period ended March 31, 2022. One customer accounted for 12% of net sales during the nine months ended March 31, 2022. No customer accounted for more than 10% during the three-month period ended March 31, 2021 and one customer accounted for 14% of net sales during the nine-month period ended March 31, 2021.

    As of March 31, 2022 the Company had one customer that represented 10% of the total accounts receivable balance. As of June 30, 2021 the Company had one customer that represents 23% of the total accounts receivable balance.

Major Supplier

    The Company's two largest supplier accounted for 37% and 16% of the total purchase for the three-month period ended March 31, 2022. The Company's two largest suppliers accounted for 39% and 13% of the total purchase for the nine-month period ended March 31, 2022. The Company's two largest suppliers accounted for of total purchases for 45% and 17% of total purchase for the three-month period ended March 31, 2021.The Company's two largest suppliers accounted for of total purchases for 40% and 14% of total purchase for the nine-month period ended March 31, 2021.

    As of March 31, 2022 the Company had one supplier that represented 39% of the total accounts payable balance. As of June 30, 2021 the Company had two suppliers that represent approximately 39% and 12% of the total accounts payable balance.

Disaggregated Revenue

    Domestic and international sales from operations are as follows:

( in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2022		2021		2022		2021
Domestic	$1,266	52.4%	$1,107	47.6%	4,251	54.6%	$4,514	59.1%
Foreign	1,150	47.6%	1,218	52.4%	3,541	45.4%	3,123	40.9%
Total	$2,416	100.0%	$2,325	100.0%	$7,792	100%	$7,637	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease costs:
Fixed	$84,245	$84,245	$252,735	$262,351
Total:	$84,245	$84,245	$252,735	$262,351

    Supplemental cash flow information was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$84,187	$82,390	$250,365	$253,197
Total	$84,187	$82,390	$250,365	$253,197

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2022:

Operating

2022 (remainder of FY 2022)	$71,157
2023	263,162
2024	268,372
2025	141,865
2026	2,728
Total lease payments	747,284
Less interest	54,905
Present value of lease liabilities	$692,379

    Average lease terms and discount rates were as follows:

	March 31,	June 30,
	2022	2021
Weighted-average remaining lease terms (years)
Operating leases	2.76	3.35
Weighted-average discount rate
Operating leases	5.65%	5.65%

On April 28, 2022 the Company extended lease agreement for its Wisconsin warehouse, which will end in April 30, 2022 for a term of three years. The lease agreement has a lease ROU assets and lease liability of approximately $224,000, respectively. The Company classified the amended lease as an operating lease under ASC 842.

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

Executive Overview—nine-month periods ended March 31, 2022 and 2021
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $155,000 or 2.0%, to $7,792,000 during the nine months ended March 31, 2022, as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales in Sonomed's ultrasound products of $559,000 offset by a decrease in Trek revenue of $144,000, a decrease in service plans revenue of $168,000, and a decrease in sales of AXIS products of $92,000.

•Consolidated cost of goods sold totaled approximately $4,681,000, or 60.1%, of total revenue for the nine months ended March 31, 2022, as compared to $4,553,000, or 59.6%, of total revenue of the same period of last fiscal year. The Increase of 0.5% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses increased $221,000, or 8.4%, to $2,855,000 for the nine months ended March 31, 2022, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased sales compensation, increased expense for network improvement, consultant placement expense, increased trade show and travel expense.

•Consolidated research and development expenses increased $111,000, or 16.6%, to $781,000 for the nine months ended March 31, 2022, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased consulting expense during the nine months ended March 31, 2022.
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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2021, as well as Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2022.

During the three and nine months ended March 31, 2022, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

Results of Operations
Three and Nine Months Ended March 31, 2022 and 2021
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three and nine months ended March 31, 2022 and 2021. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Net Revenue:
Products	$2,260	$2,098	7.7%	$7,261	$6,938	4.7%
Service plans	156	227	(31.3)%	531	699	(24.0)%
Total	$2,416	$2,325	3.9%	$7,792	$7,637	2.0%

Consolidated net revenue increased approximately $91,000 or 3.9%, to $2,416,000 during the three months ended March 31, 2022 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales in Trek revenue of $207,000, and an increase in Sonomed's ultrasound products of $23,000 offset by a decrease in sales of AXIS products of $68,000, and a decrease in service plans revenue of $71,000.

Consolidated net revenue increased approximately $155,000 or 2.0%, to $7,792,000 during the nine months ended March 31, 2022 as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in sales in Sonomed's ultrasound products of $559,000 offset by a decrease in Trek revenue of $144,000, a decrease in service plans revenue of $168,000, and a decrease in sales of AXIS products of $92,000.

The following table presents the domestic and foreign sales for the three and nine months ended March 31, 2022 and 2021. The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2022		2021		2022		2021
Domestic	$1,266	52.4%	$1,107	47.6%	$4,251	54.6%	$4,514	59.1%
Foreign	1,150	47.6%	1,218	52.4%	3,541	45.4%	3,123	40.9%
Total	$2,416	100.0%	$2,325	100.0%	$7,792	100.0%	$7,637	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three and nine months ended March 31, 2022 and 2021. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2022	%	2021	%	2022	%	2021	%
Cost of Goods Sold:
	$1,478	61.2%	$1,383	59.5%	4,681	60.1%	4,553	59.6%
Total	$1,478	61.2%	$1,383	59.5%	4,681	60.1%	4,553	59.6%

Consolidated cost of goods sold totaled approximately $1,478,000, or 61.2%, of total revenue for the three months ended March 31, 2022, as compared to $1,383,000, or 59.5%, of total revenue of the same period of last fiscal year. The increase of 1.7% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

Consolidated cost of goods sold totaled approximately $4,681,000, or 60.1%, of total revenue for the nine months ended March 31, 2022, as compared to $4,553,000, or 59.6%, of total revenue of the same period of last fiscal year. The increase of 0.5% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three and nine months ended March 31, 2022 and 2021. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Marketing, General and Administrative:
	$1,001	$858	16.7%	2,855	2,634	8.4%
Total	$1,001	$858	16.7%	2,855	2,634	8.4%

Consolidated marketing, general and administrative expenses increased $143,000, or 16.7%, to $1,001,000 for the three months ended March 31, 2022, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased sales compensation, increased expense for network improvement, consultant placement expense, and increased trade show and travel expense.

Consolidated marketing, general and administrative expenses increased $221,000, or 8.4%, to $2,855,000 for the nine months ended March 31, 2022, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased sales compensation, increased expense for network improvement, consultant placement expense, and increased trade show and travel expense.
The following table presents consolidated research and development expenses for the three and nine months ended March 31, 2022 and 2021.
Table amounts are in thousands:

	For Nine Months Ended March 31,			For Nine Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Research and Development:
	$229	$216	6.0%	781	$670	16.6%
Total	$229	$216	6.0%	$781	$670	16.6%
=
Consolidated research and development expenses increased $13,000, or 6.0%, to $229,000 for the three months ended March 31, 2022, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased consulting expense during the three months ended March 31, 2022.
Consolidated research and development expenses increased $111,000, or 16.6%, to $781,000 for the nine months ended March 31, 2022, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased consulting expense during the nine months ended March 31, 2022.

Other income (expense)

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest of $6,305 were forgiven on August 13, 2021 and reported as other income during the nine-month period ended March 31, 2022.

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

Russia-Ukraine War

In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed by many countries against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. The Company has operations or activities in countries and regions outside the United States. As a result, its global operations are affected by economic, political and other conditions in the foreign countries in which it does business as well as U.S. laws regulating international trade, although the Company has not yet assessed that the war has had a material effect on its financial position or results of operations. The Company will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on customer demand, suppliers’ ability to deliver products, cybersecurity risks and the Company's liquidity and access to capital.

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2022 was approximately $1,049,000 excluding restricted cash of approximately $256,000 compared to approximately $1,651,000 of cash on hand and restricted cash of $256,000 as of June 30, 2021. Approximately $48,000 was available under our line of credit as of March 31, 2022.

Because the Company's operations have not historically generated sufficient revenues to enable profitability, we will continue to monitor costs and expenses closely and may need to raise additional capital in order to fund operations.

The Company expect to continue to fund operations from cash on hand and through capital raising sources if possible and available, which may be dilutive to existing stockholders, through revenues from the licensing of the Company's products, or through strategic alliances. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations.

As of March 31, 2022 we had an accumulated deficit of approximately $68.9 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2022 and June 30, 2021. Table amounts are in thousands:

	March 31,	June 30,
	2022	2021
Current Ratio:
Current assets	$4,171	$4,593
Less: Current liabilities	2,976	3,397
Working capital	$1,195	$1,196
Current ratio	1.40 to 1	1.35 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, and EIDL loan	$1,056	$1,772
Total debt	1,056	1,772
Total equity	1,428	1,460
Total capital	$2,484	$3,232
Total debt to total capital	42.5%	54.8%

Working Capital Position
Working capital decreased approximately $1,000 as of March 31, 2022, and the current ratio increased to 1.40 to 1 from 1.35 to 1 when compared to June 30, 2021. The decrease in working capital is due to a decrease in current liabilities of $421,000 during the quarter ended March 31, 2022, offset by a decrease in current assets of $422,000. The PPP loan forgiveness mainly contributes to the decrease of the current liabilities.
Debt to total capital ratio was 42.5% and 54.8% as of March 31, 2022 and June 30, 2021, respectively. The decrease of debt to total capital ratio is also due to the PPP loan forgiveness.
Cash Flow Used in (Provided By) Operating Activities
During the nine months ended March 31, 2022 the Company used approximately $597,000 of cash in operating activities as compared to cash of approximately $840,000 provided by operating activities during the nine months ended March 31, 2021.
    For the nine months ended March 31, 2022, its cash used in operations is mainly as a result of net loss, including the non-cash adjustment for PPP loan forgiveness, along with the increase in inventories of $128,000, an increase in accounts receivable of approximately $63,000, a decrease in deferred revenue of $61,000, a repayment of employer tax deferral of $41,000, and decrease in operating liabilities of $217,000 offset by an increase in accrued expense of $184,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2022 the cash used in financing activities was due to an auto loan payment of employer $3,000 and repayment of EIDL loan of $2,000. For the nine months ended March 31, 2021 the cash used in financing activities of $3,000 was due to auto loan payment.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5.00% as of March 31, 2022. The Company was required to put $250,000 in the TD bank savings account as collateral.

    As of March 31, 2022 and June 30, 2021, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $3,000 for the three months ended March 31, 2022 and 2021, respectively. The line of credit interest expense was approximately $8,000 for the nine months ended March 31, 2022 and 2021, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note had a fixed payment schedule. The PPP loan was unsecured. A final payment for the unpaid principal and accrued interest was payable no later than two years after the funding date. The note bore interest at a rate of 1.00% per annum. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and reported as other income during the nine-month period ended March 31, 2022.

Economic Injury Disaster Loan ("EIDL")

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%, the payment term is 30 years and the monthly payment of $731 started on July 1st, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. The Company submitted an EIDL loan increase application on May 6, 2022, increasing the loan amount from $150,000 to $200,000. The loan modification is being proceed.

Employer Payroll Tax Withholding

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 was reported as short-term other liabilities as of March 31, 2022.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 13, 2022	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 13, 2022	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer