Form 10-K
period 2022-06-30
ESCALON MEDICAL CORP
filed 2022-09-28
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the Fiscal year ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2021 was approximately $327,167, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 27, 2022, the registrant had 7,415,329 shares of common stock outstanding.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2022 and 2021 were approximately $991,000 and $890,000, respectively.

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

The Company has received CE approval on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. CE marking indicates that a product has been assessed by the manufacturer and deemed to meet EU safety, health and environmental protection requirements. In addition to the CE mark, some foreign countries require separate individual foreign regulatory clearances.

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

Human Capital
As of June 30, 2022, the Company employed 41 employees. Of these employees, 22 of the Company’s employees are employed in manufacturing, 14 are employed in general and administrative positions, 4 are employed in sales and marketing and 1 is employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

To date, our operations have not generated sufficient revenues to enable profitability. As of June 30, 2022, we had an accumulated deficit of $68.9 million, and incurred recurring losses from operations and negative cash flows from operating activities in the current and in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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
•sales discounts;
•warranty obligations;
•contingencies and litigation.
The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s assumptions and estimates may, however, prove to have been incorrect and the Company’s actual results may differ from these estimates under different assumptions or conditions. While the Company believes the assumptions and estimates it makes are reasonable, any changes to the Company’s assumptions or estimates, or any actual results which differ from the Company’s assumptions or estimates, could have a material adverse effect on the Company’s financial position and operating results. Improper design and implementation of internal control related to the estimates could result in misstatement of financial reports.
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

The supply chain challenges could increase the costs of products and the numbers of backorders and could adversely affect our results of operations.
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

ITEM 2. PROPERTIES

As of June 30, 2022 the Company leased an aggregate of 16,354 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. The Company's current corporate office lease of 2,186 square feet will expire on December 2024. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Company extended lease agreement for its Wisconsin warehouse of 7,440 square feet, which ended in April 30, 2022 for a term of three years. The new lease agreement has a lease right-of-use ("ROU") assets and lease liability of approximately $224,000, respectively. The Company classified the amended lease as an operating lease under ASC 842.

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
    As of September 27, 2022 there were 1,267 holders of record of the Company’s common stock. On September 27, 2022 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.09 per share.
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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item 1A of this Form 10-K.

•Consolidated net revenue increased approximately $231,000 or 2.2%, to $10,703,000 during the year ended June 30, 2022 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $846,000 in sales of Sonomed's ultrasound products mainly due to increased sales in Europe and Middle East. The increase is offset by a decrease of approximately $384,000 in sales of Trek products, a decrease of $201,000 in the service plans when a large contract was terminated during the year ended June 30, 2022 and a decrease of $30,000 of other Digital revenue.

•Consolidated cost of goods sold totaled approximately $6,096,000, or 57.0%, of total revenue during the year ended June 30, 2022, as compared to $6,044,000, or 57.7%, of total revenue of the prior fiscal year. The decrease of 0.7% in cost of goods sold as a percentage of total revenue is mainly due to change of product mix.

•Consolidated marketing, general and administrative expenses increased $516,000, or 14.5%, to $4,086,000 during the year ended June 30, 2022, as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to increased consulting expense related to AXIS regulatory filing, trade show expenses, travel expense, increased headcount and network expense. The increase to accounts receivable allowance of $155,000 for year ended June 30, 2022 based on the Company’s historical trends, specific customer issues and current economic trends also contributed to the increase in marketing, general and administrative expenses.

•Consolidated research and development expenses increased $101,000 or 11.3%, to $991,000 during the year ended June 30, 2022 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to mainly due to increased consulting expense in year ended June 30, 2022.

Results of Operations

Years Ended June 30, 2022 and 2021
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2022 and 2021. Table amounts are in thousands:

	For the Years Ended June 30,
	2022	2021	% Change
Net Revenue:
Products	$9,980	$9,548	4.5%
Service plans	723	924	(21.8)%
Total	$10,703	$10,472	2.2%
Consolidated net revenue increased approximately $231,000 or 2.2%, to $10,703,000 during the year ended June 30, 2022 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $846,000 in sales of Sonomed's ultrasound products mainly due to increased sales in Europe and Middle East. The increase is offset by a decrease of approximately $384,000 in sales of Trek products, a decrease of $201,000 in the service plans when a large contract was terminated during the year ended June 30, 2022, and a decrease of $30,000 of other Digital revenue.

Foreign sales

    The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2022		2021
Domestic	$5,720	53.4%	$6,255	59.7%
Foreign	4,983	46.6%	4,217	40.3%
Total	$10,703	100.0%	$10,472	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the years ended June 30, 2022 and 2021. Table amounts are in thousands:

	For the Years Ended June 30,
	2022	%	2021	%
Cost of Goods Sold:
	$6,096	57.0%	$6,044	57.7%
Total	$6,096	57.0%	$6,044	57.7%

    Consolidated cost of goods sold totaled approximately $6,096,000, or 57.0%, of total revenue during the year ended June 30, 2022, as compared to $6,044,000, or 57.7%, of total revenue of the prior fiscal year. The decrease of 0.7% in cost of goods sold as a percentage of total revenue is mainly due to change of product mix.

    The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2022 and 2021. Table amounts are in thousands:

	For the Years Ended June 30,
	2022	2021	% Change
Marketing, General and Administrative:
	$4,086	$3,570	14.5%
Total	$4,086	$3,570	14.5%

Consolidated marketing, general and administrative expenses increased $516,000, or 14.5%, to $4,086,000 during the year ended June 30, 2022 as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to increased consulting expense related to AXIS regulatory filing, trade show expenses, travel expense, increased payroll and network expense. The increase to accounts receivable allowance of $155,000 for year ended June 30, 2022 based on the Company’s historical trends, specific customer issues and current economic trends also contributed to the increase in marketing, general and administrative expenses.
The following table presents consolidated research and development expenses for the years ended June 30, 2022 and 2021.
Table amounts are in thousands:

	For the Years Ended June 30,
	2022	2021	% Change
Research and Development:
	$991	$890	11.3%
Total	$991	$890	11.3%
Consolidated research and development expenses increased $101,000, or 11.3%, to $991,000 during the year ended June 30, 2022 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased consulting expense in year ended June 30, 2022.

Other income (expense)

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note has a fixed payment schedule. The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest of $6,305 were forgiven on August 13, 2021 and reported as other income during the year ended June 30, 2022.

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

Liquidity and Capital Resources

Our total cash on hand as of June 30, 2022 was approximately $594,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $1,651,000 of cash on hand and restricted cash of $256,000 as of June 30, 2021. Approximately $48,000 was available under our line of credit as of June 30, 2022.

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

As of June 30, 2022 we had an accumulated deficit of approximately $68.9 million, incurred recurring losses from operations and negative cash flows from operating activities in current year and as well as in prior years. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2022 and 2021. Table amounts are in thousands:

	June 30,	June 30,
	2022	2021
Current Ratio:
Current assets	$4,186	$4,593
Less: Current liabilities	3,002	3,397
Working capital	$1,184	$1,196
Current ratio	1.39 to 1	1.35 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, PPP loan and EIDL loan	$1,205	$1,772
Total debt	1,205	1,772
Total equity	1,478	1,460
Total capital	$2,683	$3,232
Total debt to total capital	44.9%	54.8%
Working Capital Position
Working capital decreased approximately $12,000 to $1,184,000 as of June 30, 2022, and the current ratio increased to 1.39 to 1 to 1 from 1.35 to 1 when compared to June 30, 2021.
The decrease in working capital is due to a decrease in current liabilities of $395,000, offset by a decrease in current assets of approximately $407,000 mainly due to the PPP loan forgiveness as of June 30, 2022, offset by the operating loss in the current year and investment in inventory and accounts receivable.
Debt to total capital ratio was 44.9% and 54.8% as of June 30, 2022 and June 30, 2021, respectively.
Cash Flow Provided By (Used In) Operating Activities
During year ended June 30, 2022 the Company used approximately $1,050,000 of cash in operating activities as compared to approximately $839,000 of cash provided by operating activities during the year ended June 30, 2021.
    For the year ended June 30, 2022, its cash used in operations is mainly due to non cash other income of $506,000, an increase in inventory of $187,000, an increase in accounts receivable of $615,000, and a decrease in accounts payable of $90,000. The cash outflow is offset by an increase in accrued expense of $218,000. The remaining offsetting items for cash used in operations is comprised of less significant items.

For the year ended June 30, 2021, its cash provided by operations is mainly due to a decrease in inventory of $368,000, a decrease in accounts receivable of $221,000, and an increase in accounts payable of $342,000. The cash inflow is offset by a decrease in deferred revenue of $152,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
Cash Flows Used In Investing Activities
There was no cash flow used in investing activities for the year ended June 30, 2022. Cash flow used in investing activities for the year ended June 30, 2021 were due to purchase of equipment of $9,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the year ended June 30, 2022 the cash used in the financing activities of $4,000 was due to auto loan payment and repayment of EIDL loan of $3,000.
For the year ended June 30, 2021 the cash used in the financing activities of $4,000 was due to auto loan payment.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2022. The Company is required to hold $250,000 in a TD bank savings account as collateral.

    As of June 30, 2022 and June 30, 2021, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was $10,000 and $10,000 for the years ended June 30, 2022 and 2021, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note had a fixed payment schedule. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and reported as other income during the year ended June 30, 2022.

Economic Injury Disaster Loan ("EIDL")

EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%, the payment term is 30 years and the monthly payment of $731 started on July 1st, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. The Company submitted an EIDL loan increase application on May 6, 2022, increasing the loan amount from $150,000 to $200,000. The loan modification was not approved as the funding was exhausted.

Employer Payroll Tax Withholding

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of June 30, 2021. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 was reported as short-term other liabilities as of June 30, 2022 and is to paid by December 31, 2022.

Preferred stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano, Sr, the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano, Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2022 and June 30, 2021 the cumulative dividends payable is $225,731 ($0.1129 per share) and $174,131 ($0.0871 per share), respectively.

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
Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2022 and 2021.
Critical Accounting Estimates and policies
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management.

The following items require significant estimation or judgment:
uncollectible receivables,
obsolete inventory,
Actual results achieved in the future could differ from current estimates. The Company used what it believes are reasonable assumptions and, where applicable, established valuation techniques in making its estimates.
Intangible Assets and Long-Lived Assets
    Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of the long-lived assets, including the ROU assets in the year ended June 30, 2022 and 2021.

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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2022 and 2021, the Company has a fully recorded valuation allowance against its deferred tax assets.
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
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2022 and 2021, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.
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
Earnings (loss) Per Share
    Earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2022 and 2021, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the year ended June 30, 2021. Therefore, basic and diluted loss per common share for the year ended June 30, 2021 are the same.
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

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit and recurring losses from operations and negative cash flows from operating activities in the current year and prior years raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Inventory Valuation

Description of the Matter

At June 30, 2022, the Company’s net inventory balance was approximately $1.6 million. As discussed in Note 3 of the financial statements, the Company adjusts the inventory carrying value at the lower of cost or the net realizable value, which includes an estimate of the allowance for obsolescence.

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

Allowance for Doubtful Accounts

Description of the Matter

At June 30, 2022, the Company’s accounts receivable balance, net of an allowance for doubtful accounts of approximately $236,000, was approximately $1.5 million. As discussed in Note 3 of the financial statements, the Company maintains the allowance for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts.

How We Addressed the Matter in Our Audit
Our audit procedures related to management’s judgments underlying the calculation of the allowance for doubtful accounts, including the following, among others:

a.We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing the Company’s estimate of the allowance for doubtful accounts.
b.We tested the mathematical accuracy of the Company’s calculation of the allowance for doubtful accounts.
c.We evaluated the impact of subsequent collections on the outstanding accounts receivable balance as of June 30, 2022.
d.We evaluated the risk of collectability based on graphical location.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey

September 28, 2022

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$593,869	$1,650,970
Restricted cash	256,165	255,920
Accounts receivable, net	1,541,750	1,081,702
Inventories, net	1,603,955	1,416,727
Other current assets	190,043	187,357
Total current assets	4,185,782	4,592,676
Property and equipment, net	52,660	81,442
Right-of-use assets	788,257	843,559
License, net	82,750	102,400
Other long term assets	62,788	62,789
Total assets	$5,172,237	$5,682,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,401	3,401
Current portion of PPP loan	—	500,000
Current portion of EIDL loan	3,105	2,862
Accounts payable	1,012,451	1,102,125
Accrued expenses	901,996	695,553
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	304,737	279,051
Deferred revenue	332,383	363,700
Other short term liabilities	129,961	136,107
Total current liabilities	3,001,998	3,396,763
Note payable, net of current portion	3,888	7,839
Operating lease liabilities, net of current portion	538,794	630,330
EIDL loan, net of current portion	149,540	147,138
Other long-term liabilities	—	40,860
Total long-term liabilities	692,222	826,167
Total liabilities	3,694,220	4,222,930
Commitments and Contingencies (Note 10.)
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $870,731 and $819,131)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,876,441)	(68,894,522)
Total shareholders’ equity	1,478,017	1,459,936
Total liabilities and shareholders’ equity	$5,172,237	$5,682,866
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2022	2021
Net revenues:
Products	$9,980,343	$9,547,606
Service plans	722,727	924,011
Revenues, net	10,703,070	10,471,617
Costs and expenses:
Cost of goods sold	6,096,169	6,044,399
Marketing, general and administrative	4,085,982	3,570,433
Research and development	990,982	890,482
Total costs and expenses	11,173,133	10,505,314
Loss from operations	(470,063)	(33,697)
Other income (expense)
Other income	506,305	2,530
Interest income	245	985
Interest expense	(18,406)	(21,841)
Total other income, net	488,144	(18,326)
Net income (loss)	18,081	(52,023)
Undeclared dividends on preferred stocks	51,600	51,422
Net income (loss) applicable to common shareholders	$(33,519)	$(103,445)
Net income (loss) per share
Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	13,220,202	7,415,329
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
Net income	—	—	—	—	—	18,081	18,081
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,842,499)	$1,511,959
Net loss	—	—	—	—	—	(52,023)	(52,023)
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$18,081	$(52,023)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Increase in accounts receivable allowance	155,267	10,000
Other income-gain on PPP loan forgiveness	(506,305)	—
Depreciation and amortization	48,432	44,812
Non cash lease expense	279,719	274,615
Change in operating assets and liabilities:
Accounts receivable	(615,315)	221,233
Inventories	(187,229)	368,303
Other current assets	(2,684)	(33,164)
Accounts payable	(89,674)	341,504
Accrued expenses	218,373	14,506
Change in operating lease liability	(290,267)	(276,833)
Deferred revenue	(31,317)	(152,353)
Other short-term and long-term liabilities	(47,006)	78,105
Net cash (used in) provided by operating activities	(1,049,925)	838,705
Cash Flows from Investing Activities:
Purchase of equipment	—	(9,390)
Net cash used in investing activities	—	(9,390)
Cash Flows from Financing Activities:
Repayment of EIDL loan	(2,980)	—
Repayment of note payable	(3,951)	(3,664)
Net cash used in financing activities	(6,931)	(3,664)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,056,856)	825,651
Cash, cash equivalents and restricted cash, beginning of year	1,906,890	1,081,239
Cash, cash equivalents and restricted cash, end of year	$850,034	$1,906,890

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$593,869	$1,650,970
Restricted cash	256,165	255,920
	$850,034	$1,906,890
Beginning of year
Cash and cash equivalents	$1,650,970	$825,958
Restricted cash	255,920	255,281
	$1,906,890	$1,081,239

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$18,406	$11,223
Non Cash Finance Activities

Record right-of-use assets per ASC 842	$224,417	$20,200
Record lease liability per ASC 842	$224,417	$20,200
Dispose right-of-use assets	$—	$9,154
Dispose lease liability	$—	$9,154
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

    On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. This pandemic has had a significant impact on the global and domestic economy, and has and is likely to continue to impact the operations of the Company. The Company has been assessing the impact of the COVID-19 pandemic on the business, including the impact on the financial condition and results of operations, financial resources, changes in accounting judgment as well as the impact on the supply and demand, etc. The Company is considered an essential business and has been able to maintain operations during the lockdown. The Company applied for and received $500,000 in April 2020 under the Payroll Protection Program ("PPP loan") which will help reverse the negative impact in terms of the liquidity. The Company submitted the loan forgiveness application on August 2, 2021. The PPP loan forgiveness was approved and the full amount and accrued interest was forgiven on August 13, 2021. The Company also received Economic Injury Disaster loan ("EIDL") loan of $150,000. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment is $731 from July 1, 2021. The Company was spared from the government shutdown during the pandemic. The supply chain challenges could increase the costs of products and numbers of backorders and could adversely affect our results of operations. In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed by many countries against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. The Company has operations or activities in countries and regions outside the United States. As a result, its global operations are affected by economic, political and other conditions in the foreign countries in which the Company has business as well as U.S. laws regulating international trade, although the Company has not yet assessed that the war has had a material effect on its financial position or results of operations. The Company will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on customer demand, suppliers’ ability to deliver products, cybersecurity risks and its liquidity and access to capital.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of June 30, 2022, the Company had an accumulated deficient of $68.9 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities in current and prior years. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the filing date of this form 10-K.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally affected in the United States of America Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits.
Restricted Cash
As of June 30, 2022 and 2021 restricted cash included approximately $256,000, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Foreign Currency Translation
The Company's functional currency is the US dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains or losses included in net loss were immaterial for the years ended June 30, 2022 and 2021.
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $236,000 and $100,000 as of June 30, 2022 and 2021.

	June 30,
	2022	2021
Balance, July 1	$100,480	$122,515
Increase in allowance	155,267	10,000
Write-offs	(19,398)	(32,035)
Balance, June 30	$236,349	$100,480

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

	For the years ended June 30,
	2022	2021
Raw materials	$1,010,471	$833,105
Work in process	138,182	171,097
Finished goods	805,698	773,451
Total inventories	$1,954,351	$1,777,653

Allowance for obsolete inventory	(350,396)	(360,926)
Inventories, net	$1,603,955	$1,416,727
Property and Equipment

    Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2022 and 2021 was approximately $29,000 and $25,000, respectively.

    Property and equipment consist of the following:

	June 30,
	2022	2021
Equipment	$771,097	$748,725
Furniture and fixtures	128,499	150,871
Leasehold improvements	39,048	39,048
	938,644	938,644
Less: Accumulated depreciation and amortization	(885,984)	(857,202)
	$52,660	$81,442
Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of the long-lived assets, including the ROU assets in the year ended June 30, 2022 and 2021.

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
PPP Loans
    The Company's policy is to account for the PPP loan (See Note 7) as debt. The Company continued to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and reported as other income during the year ended June 30, 2022.
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

	Years ended June 30,
	2022	2021
Beginning of Year	$364,000	$516,000
Additions	692,000	772,000
Revenue Recognized	(723,000)	(924,000)
End of Year	$333,000	$364,000

Included in accrued expenses as of June 30, 2022 is approximately $213,000 of customer deposits that will be recorded as income in the consecutive period once the products have been shipped.

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of goods sold.
Research and Development
All research and development costs are charged to operations as incurred.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising expense for the years ended June 30, 2022 and 2021 was $0 and $4,000. The Company had in-house marketing activities during the year ended June 30, 2022 and 2021.
Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of June 30, 2022 and 2021, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the year ended June 30,2021. Therefore, basic and diluted loss per common share for the year ended June 30, 2021 are the same.

	For the Years Ended June 30,
	2022	2021
Numerator:
Numerator for basic loss per share:
Net income (loss)	$18,081	$(52,023)
Undeclared dividends on preferred stock	51,600	51,422
Net income ( loss) applicable to common shareholders	$(33,519)	$(103,445)
Net income (loss) applicable to common shareholders	$(33,519)	$(103,445)
Undeclared dividends on preferred stock	51,600	—
Net income (loss)	$18,081	$(103,445)
Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329	7,415,329
Denominator for diluted earnings (loss) per share - weighted average and assumed conversion	13,220,202	7,415,329
Net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2022	2021
Stock options	157,000	157,000
Convertible preferred stock	—	5,460,873
Total potential dilutive securities not included in income per share	157,000	5,617,873
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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2022 and June 30, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2022 and June 30, 2021, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets. The Company dissolved Escalon Holdings, Inc. and Escalon IP Holdings, Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code during the year ended June 30, 2021. There is no tax impact on the consolidated financial statements of the Company's current and prior years.

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

4. Intangible Assets
The Company's intangible assets consist of the following:

Licenses

    The Company purchased no new licenses for year end June 30, 2022 and 2021, respectively and the cost is capitalized and amortized over 10 years. Amortization expense is approximately $20,000 for each of the years ended June 30, 2022 and 2021. Annual amortization related entirely to licenses is estimated to be $19,650 for the years ending June 30, 2023 through 2026 and $4,150 thereafter.
The following table presents amortized licenses as of June 30, 2022:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(116,250)	$82,750
Total	$199,000	$—	$199,000	$(116,250)	$82,750

The following table presents amortized licenses as of June 30, 2021:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(96,600)	$102,400
Total	$199,000	$—	$199,000	$(96,600)	$102,400
5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2022	2021
Accrued compensation	$445,651	$464,213
Line of credit and notes payable interest accrual	—	11,506
Customer deposits	212,555	64,494
Warranty reserve	32,078	32,078
Tax payable	100,380	100,834
Other accruals	111,332	22,428
Total accrued expenses	$901,996	$695,553

Accrued compensation as of June 30, 2022 and 2021 primarily relates to payroll, vacation accruals, and payroll tax liabilities.

6. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 5% as of June 30, 2022. The Company was required to put $250,000 in the TD bank savings account as collateral. Mr. Richard J. DePiano Sr. executed a guarantee of the loan in favor of TD Bank. Mr. DePiano Sr. passed away on October 3, 2019, therefore the guarantee is now assumed by his estate.

    As of June 30, 2022 and 2011, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $10,000 and $10,000 for the years ended June 30, 2022 and 2021, respectively.

7. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The full amount of the PPP loan was classified as current as of June 30, 2021.The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and reported as other income during the year ended June 30, 2022.

Economic Injury Disaster ("EIDL") loan

    EIDL is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to the Coronavirus (COVID-19) pandemic. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The Company received $150,000 EIDL loan. The annual interest rate is 3.75%. The payment term is 30 years and the monthly payment is $731 from July 1, 2021. The EIDL loan is secured by the tangible and intangible personal property of the Company. The Company submitted an EIDL loan increase application on May 6, 2022, increasing the loan amount from $150,000 to $200,000. The loan modification was not approved as the funding was exhausted

The future annual principal amounts and accrued interest to be paid as of June 30, 2022 are as follows:

Year ending June 30,	EIDL Loan Payment
2023	$3,105
2024	3,084
2025	3,202
2026	3,324
2027	3,582
Thereafter	136,348
Total	$152,645

Other Short-term and Long-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax as of June 30, 2021. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 of the employer payroll tax withholding deferral was reported as short-term other liabilities as of June 30, 2022.

8. Capital Stock Transactions
Stock Option Plans
As of June 30, 2022, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2022, options to purchase 157,000 shares of the Company’s common stock were outstanding, of which 157,000 were exercisable, and 0 shares were unvested.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2022 and 2021:

	2022		2021
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	157,000	$1.47	157,000	$1.47
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	$—
Outstanding at the end of the year	157,000	$1.47	157,000	$1.47
Exercisable at the end of the year	157,000	$1.47	157,000	1.47
Weighted average fair value of options granted during the year		$—		$—
The following table summarizes information about stock options outstanding as of June 30, 2022:

	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	3.83	$0.79	21,000	$0.79
$1.45 to $2.12	136,000	1.83	$1.57	136,000	$1.57
Total	157,000			157,000
There was no compensation expense related to stock options for the years ended June 30, 2022 and 2021.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2022 and 2021 consists of the following:

	2022	2021
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	(82,615)	51,366
State	(23,605)	14,676
Change in valuation allowance	106,220	(66,042)
	—	—
Income tax expense (benefit)	$—	$—
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2022 and 2021 differ from statutory federal income tax rate due to the following:

	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	0.00%	0.00%
Valuation allowance	(21.00)%	(21.00)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2022 and 2021 are as follows:

	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$7,430,299	$7,352,719
Executive post retirement costs	—	—
General business credit	—	—
Allowance for doubtful accounts	49,633	21,100
Accrued vacation	48,969	49,336
Inventory reserve	73,583	69,432
Accelerated depreciation	57,628	65,432
Warranty reserve	6,736	6,736
Total deferred income tax assets	7,666,848	7,564,755
Valuation allowance	(7,649,471)	(7,543,251)
	17,377	21,504
Deferred income tax liabilities:
Accelerated depreciation	(17,377)	(21,504)
Total deferred income tax liabilities	(17,377)	(21,504)
	$—	$—
As of June 30, 2022, the Company has a valuation allowance of $7,649,471, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2022, the valuation allowance increased by $106,220 and during the year ended June 30, 2021, the valuation decreased by $66,042. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carry forwards of approximately $33,921,000 and $3,208,000, respectively, of which $25,147,000 and $2,785,000, respectively, will expire over the next ten years, $6,707,000 and $423,000, respectively, will expire in years eleven through twenty, and $2,067,000 and $0, respectively, which will not expire.
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

Fiscal year ended June 30, 2019 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2022, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2022 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2022 and 2021 the cumulative dividends payable is $225,731 ($0.1129 per share) and $174,131 ($0.0871 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.
12. Concentration of Credit Risk

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

Major Customer

    One customer accounted for approximately 11% of net sales during the year ended June 30, 2022. One customer accounted for approximately 15% of net sales during the year ended June 30, 2021.

    As of June 30, 2022 the Company had one customer that represents approximately 13% of the total accounts receivable balance. As of June 30, 2021 the Company had one customer that represents approximately 23% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 39% and 12% of the total purchases for the year ended June 30, 2022. The Company's two largest suppliers accounted for the total purchases for 40% and 10% of total purchases for the year ended June 30, 2021. As of June 30, 2022 the Company had one supplier that represent approximately 36% of the total accounts payable balance. As of June 30, 2021 the Company had two customer that represents 39% and 12% of the total accounts payable balance.

Foreign Sales
    Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2022		2021
Domestic	$5,720	53.4%	$6,255	59.7%
Foreign	4,983	46.6%	4,217	40.3%
Total	$10,703	100.0%	$10,472	100.0%

13. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statement of operations for the years ended June 30, 2022 and 2021 as follows:

	Year Ended June 30,
	2022	2021
Operating lease costs:
Fixed	337,774	346,302
Total:	$337,774	$346,302

    Supplemental cash flow information was as follows:

	Year Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	334,912	$335,549
Total	$334,912	$335,549

    Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2022	2021
Assets
Operating lease ROU assets	Right-of-use asset	$788,257	$843,559
Liabilities
Current	Current portion of operating lease liabilities	$304,737	$279,051
Non-current	Operating lease liabilities	$538,794	$630,330

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2022:

    The aggregate future lease payments for operating leases as of June 30, 2022 were as follows:

Operating

2023	343,242
2024	350,142
2025	211,215
2026	2,728
Total lease payments	907,327
Less interest	63,796
Present value of lease liabilities	$843,531

    Average lease terms and discount rates were as follows:

	June 30,
	2022	2021
Weighted-average remaining lease terms (years)
Operating leases	2.61	3.35
Weighted-average discount rate
Operating leases	5.65%	5.65%
On April 28, 2022 the Company extended the lease agreement for its Wisconsin warehouse, which will end in April 30, 2022 for a term of three years. The lease agreement has a lease ROU assets and lease liability of approximately $224,000, respectively. The Company classified the amended lease as an operating lease under ASC 842.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2022.
Remediation Plan for Existing Material Weakness
Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase the precision of the review of all assumptions used in the valuation of inventory and allowance for doubtful accounts, as well as to conduct senior management reviews of any and all material estimates that are applied in these instances
Pursuant to the rules of the SEC, the Company’s management’s report on internal control over financial reporting is furnished with this Annual Report on Form 10-K and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2022 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers.

Name	Age	Position
Richard J. DePiano, Jr.	56	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	53	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	59	Director
C. Todd Trusk	55	Director
John P. Dogum	56	Director
David J. Jocavini	46	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of September 27, 2022. Officers serve at the discretion of the board of directors.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2022.
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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2022 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2022 and 2021 the cumulative dividends payable is $225,731 ($0.1129 per share) and $174,131 ($0.0871 per share), respectively.

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

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2022	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2021	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2020	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2022	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2021	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2022	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
            The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2022.

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

Compensation of Directors
    The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2022, none of our non-employee directors received any compensation.

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
    Security Ownership of Certain Beneficial Owners and Management
    The following table indicates, as of September 27, 2022 information about the beneficial ownership of our common stock by (1) each director as of September 27, 2022, (2) each Named Executive Officer, (3) all directors and executive officers as of September 27, 2022 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	65,000	4,505,833	(2)	59.5%
Mark G. Wallace	—		—%	35,000	35,000		*
Lisa A. Napolitano	—		—%	2,000	2,000		*
C. Todd Trusk	250		—%	7,000	7,250		*
John P. Dogum	—		—%	—	—		*
David J. Jocavinni	—		—%	—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%	109,000	4,550,083		60.1%

(*)	Less than one percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

(2) Includes the shares of Mr. Depiano Sr. as Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano.Sr.'s estate.

Equity Compensation Plan Information
    The following table sets forth information, as of June 30, 2022, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by shareholders	157,000	$1.47
Equity Compensation plans not approved by shareholders	—	—	—
	157,000	$1.47	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2022 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2022 and 2021 the cumulative dividends payable is $225,731 ($0.1129 per share) and $174,131 ($0.0871 per share), respectively.

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
    Friedman LLP has been our our principal accountant since January 18, 2018. The following table sets forth the aggregate fees billed to us by Friedman LLP, for the fiscal years ended June 30, 2022 and 2021.

	For the years ended June 30,
	2022	2021
Audit Fees	$129,000	$120,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$129,000	$120,000
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Documents Filed as Part of This Annual Report on Form 10-K:
a.Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 711)
Consolidated Balance Sheets as of June 30, 2022 and 2021
Consolidated Statements of Operations for the years ended June 30, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021
Notes to Consolidated Financial Statements
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
Dated: September 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 28, 2022
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 28, 2022
Mark Wallace

By:	/s/ John P. Dogum	Director	September 28, 2022
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 28, 2022
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 28, 2022
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 28, 2022
David J Jacovini