Form 10-Q
period 2022-09-30
ESCALON MEDICAL CORP
filed 2022-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022
Commission File Number 0-20127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of November 10, 2022.

PART I. FINANCIAL INFORMATION

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$275,147	$593,869
Restricted cash	256,176	256,165
Accounts receivable, net	1,650,922	1,541,750
Inventories, net	1,617,000	1,603,955
Other current assets	216,540	190,043
Total current assets	4,015,785	4,185,782
Property and equipment, net	46,177	52,660
Right-of-use assets	717,345	788,257
License, net	84,903	82,750
Other long term assets	62,788	62,788
Total assets	$4,926,998	$5,172,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$201,575	$201,575
Current portion of note payable	3,401	3,401
Current portion of EIDL loan	2,888	3,105
Accounts payable	1,289,847	1,012,451
Accrued expenses	842,045	901,996
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	310,921	304,737
Deferred revenue	274,118	332,383
Other short-term liabilities	120,861	129,961
Total current liabilities	3,158,045	3,001,998
Note payable, net of current portion	3,201	3,888
EIDL loan, net of current portion	149,269	149,540
Operating lease liabilities, net of current portion	459,190	538,794
Total long-term liabilities	611,660	692,222
Total liabilities	3,769,705	3,694,220
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $883,737 and $870,731)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(69,197,165)	(68,876,441)
Total shareholders’ equity	1,157,293	1,478,017
Total liabilities and shareholders’ equity	$4,926,998	$5,172,237
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,
	2022	2021
Net revenues:
Products	$2,442,337	$2,479,777
Service plans	162,479	195,292
Revenues, net	2,604,816	2,675,069
Costs and expenses:
Cost of goods sold	1,548,372	1,663,874
Marketing, general and administrative	1,108,100	904,491
Research and development	264,241	291,189
Total costs and expenses	2,920,713	2,859,554
Loss from operations	(315,897)	(184,485)
Other (expense) income
Other income	—	506,305
Interest expense	(4,827)	(4,600)
Total other (expense) income, net	(4,827)	501,705
Net (loss) income	(320,724)	317,220
Undeclared dividends on preferred stocks	13,006	13,006
	$(333,730)	$304,214
Net (loss) earning per share
Basic (loss) earnings per share	$(0.05)	$0.04
Diluted (loss) earnings per share	$(0.05)	$0.02
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	12,876,202
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net loss	—	—	—	—	—	(320,724)	(320,724)
Balance at September 30, 2022	2,000,000	$645,000	7,415,329	$7,415	69,702,043	(69,197,165)	1,157,293

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
Net income	—	—	—	—	—	317,220	317,220
Balance at September 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,577,302)	$1,777,156

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(320,724)	$317,220
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in allowance of doubtful accounts	5,000	15,000
Other income	—	(506,305)
Depreciation and amortization	11,485	13,450
Non cash lease expense	105,573	68,718
Change in operating assets and liabilities:
Accounts receivable	(114,172)	(291,148)
Inventories	(13,045)	28,929
Other current and non-current assets	(26,497)	(8,551)
Accounts payable	277,396	19,617
Accrued expenses	(59,951)	109,519
Change in operating lease liability	(108,081)	(70,303)
Deferred revenue	(58,265)	(87,432)
Other short term and long term liabilities	(9,100)	(2,100)
Net cash used in operating activities	(310,381)	(393,386)
Cash Flows from Investing Activities:
Purchase of licenses	(7,155)	—
Net cash used in investing activities	(7,155)	—
Cash Flows from Financing Activities:
Repayment of note payable	(687)	(958)
Repayment of EIDL loan	(488)	(705)
Net cash used in financing activities	(1,175)	(1,663)
Net decrease in cash, cash equivalents and restricted cash	(318,711)	(395,049)
Cash, cash equivalents and restricted cash, beginning of period	850,034	1,906,890
Cash, cash equivalents and restricted cash, end of period	$531,323	$1,511,841

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$275,147	$1,255,824
Restricted cash	256,176	256,017
	$531,323	$1,511,841

Beginning of period
Cash and cash equivalents	$593,869	$1,650,970
Restricted cash	256,165	255,920
	$850,034	$1,906,890

Supplemental Schedule of Cash Flow Information:

Interest paid	$5,273	$4,697
Non Cash Finance Activities
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

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2022. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. As of September 30, 2022, the Company had an accumulated deficit of $69.2 million, and incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Accounting Policies

Quarterly Reporting
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2022. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2023.
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
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $241,000 and $236,000 as of September 30, 2022 and June 30, 2022, respectively.

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

(in thousands)	Three Months Ended September 30,
	2022	2021
Beginning of Period	$332	$364
Additions	104	107
Revenue Recognized	162	195
End of Period	$274	$276

(Loss) earnings Per Share
(Loss) earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of September 30, 2022, and 2021, the average market prices for the three-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month periods ended September 30, 2022. Therefore, basic and diluted loss per common share for the three-month periods ended September 30, 2022 are the same.

	For the Three Months Ended September 30,
	2022	2021
Numerator:
Numerator for basic loss per share:
Net (loss) income	$(320,724)	$317,220
Undeclared dividends on preferred stock	$13,006	13,006
Net (loss) income applicable to common shareholders	$(333,730)	$304,214
Numerator for diluted earnings per share:
Net (loss) income applicable to common shareholders	$(333,730)	$304,214
Undeclared dividends on preferred stock	13,006	13,006
Diluted (loss) income	$(320,724)	$317,220
Denominator for basic (loss) earnings per share
Denominator for basic (loss) earnings per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	5,460,873
Denominator for diluted (loss) earnings assumed conversion	7,415,329	12,876,202
Net (loss) earnings per share:
Basic net (loss) earnings per share	$(0.05)	$0.04
Diluted net (loss) earnings per share	$(0.05)	$0.02

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended September 30,
	2022	2021
Stock options	157,000	157,000
Convertible preferred stock	5,891,580	—
Total potential dilutive securities not included in income per share	6,048,580	157,000

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2022 and June 30, 2022, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022 and June 30, 2022, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

4. Inventories

	September 30,	June 30,
(in thousands)	2022	2022
Inventories:
Raw Material	$1,028	$1,010
Work-In-Process	154	138
Finished Goods	785	806
Total inventories	$1,967	$1,954
Allowance for obsolete inventory	(350)	(350)
Inventories, net	$1,617	$1,604

5. Related Party Transactions and Preferred Stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Richard DePiano, Sr., (Mr. DePiano Sr.), the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of

which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program the Company owes the Holders for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”).

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as September 30, 2022 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of September 30, 2022 and June 30, 2022 the cumulative dividends payable is $238,737 ($0.1194 per share) and $225,731 ($0.1129 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

6. Line of Credit

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.0% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.74 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.74% per annum based on a year of 360 days. The interest rate was 6.54% as of September 30, 2022. The Company was required to put $250,000 in the TD bank savings account as collateral. The Loan is now guaranteed by Mr. DePiano Jr.

    As of September 30, 2022 and June 30, 2022, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 for the three months ended September 30, 2022 and 2021, respectively.

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

    The future annual principal amounts to be paid as of September 30, 2022 are as follows:

Year ending June 30,	EIDL Payment
2023 (remainder of FY 2023)	2,631
2024	3,237
2025	3,376
2026	3,497
Thereafter	139,416
Total	$152,157

Other short-term Liabilities

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company had deferred approximately $82,000 of the social security tax. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 was reported as short-term other liabilities as of September 30, 2022.

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

Major Customer

    No customer accounted for more than 10% of net sales during the three-month period ended September 30, 2022. One customer accounted for 13% during the three-month period ended September 30, 2021.

    As of September 30, 2022 the Company had one customer that represented 11% of the total accounts receivable balance. As of June 30, 2022 the Company had one customer that represents 13% of the total accounts receivable balance.

Major Supplier

    The Company's one largest supplier accounted for 38% of the total purchase for the three-month period ended September 30, 2022. The Company's three largest suppliers accounted for 32%, 13% and 11% of total purchases for the three-month period ended September 30, 2021.

    As of September 30, 2022 the Company had two supplier that represented 33% and 13% of the total accounts payable balance. As of June 30, 2022 the Company had one suppliers that represent approximately 36% of the total accounts payable balance.

Disaggregated Revenue

    Domestic and international sales from operations are as follows:

( in thousands)	For the Three Months Ended September 30,
	2022		2021
Domestic	$1,620	62.2%	$1,625	60.7%
Foreign	985	37.8%	$1,050	39.3%
Total	$2,605	100%	$2,675	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,
	2022	2021
Operating lease costs:
Fixed	$85,436	$84,245
Total:	$85,436	$84,245

    Supplemental cash flow information was as follows:

	Three Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$84,592	$82,390
Total	$84,592	$82,390

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2022:

Operating

2023 (reminder of FY 2023)	258,649
2024	350,142
2025	211,215
2026	2,728
Total lease payments	822,734
Less interest	52,622
Present value of lease liabilities	$770,112

    Average lease terms and discount rates were as follows:

	September 30,	June 30,
	2022	2022
Weighted-average remaining lease terms (years)
Operating leases	2.36	2.61
Weighted-average discount rate
Operating leases	5.65%	5.65%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, information security, cybersecurity and data privacy risks, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated, including risks related to the COVID-19 pandemic, inflation, the ability to continue as a going concern including the abilityto raise capital, manage operations and pursue business partnerships and cost-cutting measures, and the other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2022. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2022 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-month periods ended September 30, 2022 and 2021
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue decreased approximately $70,000 or 2.6%, to $2,605,000 during the three months ended September 30, 2022, as compared to the same period of last fiscal year. The decrease in net revenue is attributed to a decrease in sales in Trek revenue of $143,000, and a decrease in service plans revenue of $33,000 offset by an increase in Sonomed's ultrasound products of $94,000, and an increase in sales of AXIS products of $12,000.

•Consolidated cost of goods sold totaled approximately $1,548,000, or 59.4%, of total revenue for the three months ended September 30, 2022, as compared to $1,664,000, or 62.2%, of total revenue of the same period of last fiscal year. The decrease of 2.8% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses increased $204,000, or 22.6%, to $1,108,000 for the three months ended September 30, 2022, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased expense for network improvement, increased consulting expense related to a regulatory filing related to AXIS products, increased trade show and travel expense and the increased sales compensation.

•Consolidated research and development expenses decreased $27,000, or 9.3%, to $264,000 for the three months ended September 30, 2022, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to increased consulting expense during the three months ended September 30, 2022.
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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2022.

During the three months ended September 30, 2022, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

Results of Operations
Three Months Ended September 30, 2022, and 2021
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months ended September 30, 2022, and 2021. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2022	2021	% Change
Net Revenue:
Products	$2,443	$2,480	(1.5)%
Service plans	162	195	(16.9)%
Total	$2,605	$2,675	(2.6)%

Consolidated net revenue decreased approximately $70,000 or 2.6%, to $2,605,000 during the three months ended September 30, 2022, as compared to the same period of last fiscal year. The decrease in net revenue is attributed to a decrease in sales in Trek revenue of $143,000, and a decrease in service plans revenue of $33,000 offset by an increase in Sonomed's ultrasound products of $94,000, and an increase in sales of AXIS products of $12,000.

The following table presents the domestic and foreign sales for the three months ended September 30, 2022, and 2021. The table amounts are in thousands:

	For the Three Months Ended September 30,
	2022		2021
Domestic	$1,620	62.2%	$1,625	60.7%
Foreign	985	37.8%	1,050	39.3%
Total	$2,605	100.0%	$2,675	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months ended September 30, 2022, and 2021. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2022	%	2021	%
Cost of Goods Sold:
	$1,548	59.4%	$1,664	62.2%
Total	$1,548	59.4%	$1,664	62.2%

Consolidated cost of goods sold totaled approximately $1,548,000, or 59.4%, of total revenue for the three months ended September 30, 2022, as compared to $1,664,000, or 62.2%, of total revenue of the same period of last fiscal year. The decrease of 2.8% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three months ended September 30, 2022 and 2021. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2022	2021	% Change
Marketing, General and Administrative:
	$1,108	$904	22.6%
Total	$1,108	$904	22.6%

Consolidated marketing, general and administrative expenses increased $204,000, or 22.6%, to $1,108,000 for the three months ended September 30, 2022, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased expense for network improvement, increased consulting expense related to a regulatory filing relatedto AXIS products, increased trade show and travel expense and the increased sales compensation.
The following table presents consolidated research and development expenses for the three months ended September 30, 2022 and 2021.
Table amounts are in thousands:

	For Three Months Ended September 30,
	2022	2021	% Change
Research and Development:
	264	$291	(9.3)%
Total	$264	$291	(9.3)%

Consolidated research and development expenses decreased $27,000, or 9.3%, to $264,000 for the three months ended September 30, 2022, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the three months ended September 30, 2022.

Other income

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note has a fixed payment schedule. The PPP loan is unsecured. A final payment for the unpaid principal and accrued interest will be payable no later than two years after the funding date. The note will bear interest at a rate of 1.00% per annum. The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest of $6,305 were forgiven on August 13, 2021 and reported as other income during the three-month period ended September 30, 2021.

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

Liquidity and Capital Resources

Our total cash on hand as of September 30, 2022 was approximately $275,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $594,000 of cash on hand and restricted cash of $256,000 as of June 30, 2022. Approximately $48,000 was available under our line of credit as of September 30, 2022.

Because the Company's operations have not historically generated sufficient revenues to enable profitability, we will continue to monitor costs and expenses closely and may need to raise additional capital or take other actions in order to fund operations.

The Company expects to continue to fund operations from cash on hand and through capital raising sources if possible and available, which may be dilutive to existing stockholders, through revenues from the licensing of the Company's products, or through strategic alliances. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations.

As of September 30, 2022 we had an accumulated deficit of approximately $69.2 million, incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of September 30, 2022 and June 30, 2022. Table amounts are in thousands:

	September 30,	June 30,
	2022	2022
Current Ratio:
Current assets	$4,016	$4,186
Less: Current liabilities	3,158	3,002
Working capital	$858	$1,184
Current ratio	1.27 to 1	1.39 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, and EIDL loan	$1,130	$1,205
Total debt	1,130	1,205
Total equity	1,157	1,478
Total capital	$2,287	$2,683
Total debt to total capital	49.4%	44.9%

Working Capital Position
Working capital decreased approximately $326,000 as of September 30, 2022, and the current ratio decreased to 1.27 to 1 from 1.39 to 1 when compared to June 30, 2022. The decrease in working capital is due to an increase in current liabilities of $156,000 during the quarter ended September 30, 2022, and a decrease in current assets of $170,000.
Debt to total capital ratio was 49.4% and 44.9% as of September 30, 2022 and June 30, 2022, respectively. The increase of debt to total capital ratio is due to operating loss.
Cash Flow Used in Operating Activities
During the three months ended September 30, 2022 the Company used approximately $310,000 of cash in operating activities as compared to cash of approximately $393,000 provided by operating activities during the three months ended September 30, 2021.
    For the three months ended September 30, 2022, its cash used in operations is mainly as a result of net loss, along with an increase in inventories of $13,000, an increase in other assets of $26,000, an increase in accounts receivable of approximately $114,000, a decrease in deferred revenue of $58,000, and a decrease in accrued expense of $60,000 offset by an increase in accounts payable of $277,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows used in Investing Activities
Cash flows used in investing activities for the three-month period ended September 30, 2022 was due to the addition to the patent of $7,000. There were no cash flows used in investing activities for the three-month period ended September 30, 2021.
Cash Flows Used in Financing Activities
For the three months ended September 30, 2022 the cash used in financing activities was due to an auto loan payment of $700 and repayment of EIDL loan of $500. For the three months ended September 30, 2021 the cash used in financing activities was due to auto loan payment of $1,000 and repayment of EIDL loan accrued interest of $700.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 6.54% as of September 30, 2022. The Company was required to put $250,000 in the TD bank savings account as collateral.

    As of September 30, 2022 and June 30, 2022, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $3,000 and $3,000 for the three months ended September 30, 2022 and 2021, respectively.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021 and reported as other income during the three-month period ended September 30, 2021.

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

Employer Payroll Tax Withholding

    The CARES Act allows employers to defer the deposit and payment of the employer share of Social Security tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. The Company has deferred approximately $82,000 of the social security tax. 50% of the deferred employment taxes was paid before December 31, 2021. The remaining 50% is not due until December 31, 2022. Approximately $41,000 was reported as short-term other liabilities as of September 30, 2022.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2022.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2022	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer