Form 10-Q
period 2023-03-31
ESCALON MEDICAL CORP
filed 2023-05-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023
Commission File Number 0-20127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 12, 2023.

PART I. FINANCIAL INFORMATION

Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$544,320	$593,869
Restricted cash	256,240	256,165
Accounts receivable, net	1,742,723	1,541,750
Inventories, net	1,665,193	1,603,955
Other current assets	162,247	190,043
Total current assets	4,370,723	4,185,782
Property and equipment, net	39,928	52,660
Right-of-use assets	572,485	788,257
License and patent, net	74,898	82,750
Other long term assets	62,788	62,788
Total assets	$5,120,822	$5,172,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$201,575
Current portion of note payable	36,663	3,401
Current portion of EIDL loan	3,055	3,105
Accounts payable	1,047,826	1,012,451
Accrued expenses	868,933	901,996
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	324,060	304,737
Deferred revenue	295,398	332,383
Other short-term liabilities	87,006	129,961
Total current liabilities	2,775,330	3,001,998
Note payable, net of current portion	169,036	3,888
EIDL loan, net of current portion	146,904	149,540
Operating lease liabilities, net of current portion	293,067	538,794
Total long-term liabilities	609,007	692,222
Total liabilities	3,384,337	3,694,220
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $909,466 and $870,731)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,617,973)	(68,876,441)
Total shareholders’ equity	1,736,485	1,478,017
Total liabilities and shareholders’ equity	$5,120,822	$5,172,237
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenues:
Products	$3,285,396	$2,259,860	$8,582,183	$7,261,134
Service plans	148,918	156,267	462,436	530,819
Revenues, net	3,434,314	2,416,127	9,044,619	7,791,953
Costs and expenses:
Cost of goods sold	1,720,853	1,477,651	5,021,470	4,681,088
Marketing, general and administrative	938,161	1,001,074	3,108,177	2,855,373
Research and development	185,750	229,315	641,316	780,943
Total costs and expenses	2,844,764	2,708,040	8,770,963	8,317,404
Income (loss) from operations	589,550	(291,913)	273,656	(525,451)
Other (expense) income
Other income	—	—	—	506,305
Interest expense	(4,315)	(4,103)	(15,188)	(12,804)
Total other (expense) income, net	(4,315)	(4,103)	(15,188)	493,501
Net income (loss)	585,235	(296,016)	258,468	(31,950)
Undeclared dividends on preferred stocks	13,006	13,006	38,735	39,018
Net income (loss) applicable to common shareholders	$572,229	$(309,022)	$219,733	$(70,968)
Net earnings (loss) per share
Basic earnings (loss) per share	$0.08	$(0.04)	$0.03	$(0.01)
Diluted earnings (loss) per share	$0.04	$(0.04)	$0.02	$(0.01)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	13,478,936	7,415,329	13,478,936	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net loss	—	—	—	—	—	(320,724)	(320,724)
Balance at September 30, 2022	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,197,165)	1,157,293
Net loss	—	—	—	—	—	(6,043)	(6,043)
Balance at December 31, 2022	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,203,208)	1,151,250
Net income	—	—	—	—	—	585,235	585,235
Balance at March 31, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,617,973)	$1,736,485

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
Net income	—	—	—	—	—	317,220	317,220
Balance at September 30, 2021	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,302)	1,777,156
Net loss	—	—	—	—	—	(53,154)	(53,154)
Balance at December 31, 2021	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,630,456)	1,724,002
Net loss	—	—	—	—	—	(296,016)	(296,016)
Balance at March 31, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,926,472)	$1,427,986

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$258,468	$(31,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowance of doubtful accounts	(93,400)	15,000
Other income	—	(506,305)
Depreciation and amortization	34,424	36,941
Non cash lease expense	215,772	209,277
Change in operating assets and liabilities:
Accounts receivable	(107,573)	(62,946)
Inventories	(61,238)	(128,095)
Other current and non-current assets	27,798	(4,269)
Accounts payable	35,375	16,653
Accrued expenses	(33,063)	183,579
Change in operating lease liability	(226,404)	(217,002)
Deferred revenue	(36,985)	(61,002)
Other short term and long term liabilities	(42,955)	(47,006)
Net cash used in operating activities	(29,781)	(597,125)
Cash Flows from Investing Activities:
Purchase of equipment	(6,687)	—
Purchase of patents	(7,155)	—
Net cash used in investing activities	(13,842)	—
Cash Flows from Financing Activities:
Repayment of note payable	(3,165)	(2,936)
Repayment of EIDL loan	(2,686)	(2,196)
Net cash used in financing activities	(5,851)	(5,132)
Net decrease in cash, cash equivalents and restricted cash	(49,474)	(602,257)
Cash, cash equivalents and restricted cash, beginning of period	850,034	1,906,890
Cash, cash equivalents and restricted cash, end of period	$800,560	$1,304,633

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$544,320	$1,048,500
Restricted cash	256,240	256,133

	$800,560	$1,304,633

Beginning of period
Cash and cash equivalents	$593,869	$1,650,970
Restricted cash	256,165	255,920
	$850,034	$1,906,890

Supplemental Schedule of Cash Flow Information:

Interest paid	$15,697	$12,534
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

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Statements of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. While management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Security and Exchange Commission for the fiscal year ended June 30, 2022. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. As of March 31, 2023, the Company had an accumulated deficit of $68.6 million, and historically incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Accounting Policies

Recently Issued Accounting Standards
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Quarterly Reporting
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2022. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2023.
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
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $143,000 and $236,000 as of March 31, 2023, and June 30, 2022, respectively. The Company increased allowance for doubtful accounts at the end of fiscal year 2022 for the middle east government contracts when the invoices were outstanding for over a year and reduced the allowance for doubtful accounts when it received the payments during the quarter ended March 31, 2023.

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

PPP Loans
    Prior to the forgiveness Company's policy was to account for the PPP loan (See Note 7) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021, and was included in other income in the unaudited condensed consolidated income statement for the nine-month period ended March 31, 2022.

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period.

(in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Beginning of Period	$259	$311	$332	$364
Additions	185	148	425	470
Revenue Recognized	149	156	462	531
End of Period	$295	$303	$295	$303

Earnings (loss) Per Share
Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. All outstanding convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options is calculated using the treasury stock method. As of March 31, 2023, and 2022, the average market prices for the three-month and nine-month periods then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible preferred stock has also been excluded from the Company’s computation of loss per common for the three-month and nine-month periods ended March 31, 2022. Therefore, basic and diluted loss per common share for the three-month and nine-month periods ended March 31, 2022 are the same.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Numerator for basic loss per share:
Net income (loss)	$585,235	$(296,016)	$258,468	$(31,950)
Undeclared dividends on preferred stock	13,006	13,006	38,735	39,018
Net income (loss) applicable to common shareholders	$572,229	$(309,022)	$219,733	$(70,968)
Numerator for diluted earnings per share:
Net income (loss) applicable to common shareholders	$572,229	$(309,022)	$219,733	$(70,968)
Undeclared dividends on preferred stock	13,006	—	38,735	—
Diluted income (loss)	$585,235	$(309,022)	$258,468	$(70,968)
Denominator for basic earnings (loss) per share
Denominator for basic earnings (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	6,063,607	—	6,063,607	—
Denominator for diluted earnings (loss) assumed conversion	13,478,936	7,415,329	13,478,936	7,415,329
Net earnings (loss) per share:
Basic net earnings (loss) per share	$0.08	$(0.04)	$0.03	$(0.01)
Earnings (loss) per share	$0.04	$(0.04)	$0.02	$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Stock options	157,000	157,000	157,000	157,000
Convertible preferred stock	—	5,720,993	—	5,720,993
Total potential dilutive securities not included in income per share	157,000	5,877,993	157,000	5,877,993

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2023, and June 30, 2022, the Company has a fully recorded valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023 and June 30, 2022, no accrued interest or penalties were required to be included on the related tax liability line in the unaudited condensed consolidated balance sheets.

4. Inventories

	March 31,	June 30,
(in thousands)	2023	2022
Inventories:
Raw Material	$1,050	$1,010
Work-In-Process	144	138
Finished Goods	821	806
Total inventories	$2,015	$1,954
Allowance for obsolete inventory	(350)	(350)
Inventories, net	$1,665	$1,604

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as March 31, 2023 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2023, and June 30, 2022 the cumulative dividends payable are $264,466 ($0.1322 per share) and $225,731 ($0.1129 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

6. Line of Credit

    On June 29, 2018, the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.0% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.74 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.74% per annum based on a year of 360 days. The interest rate was 8.24% as of March 31, 2023. The Company was required to put $250,000 in the TD bank savings account as collateral. The Loan is guaranteed by Mr. DePiano Jr.

As of June 30, 2022, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $4,000 and $3,000 for the three months ended March 31, 2023 and 2022, respectively. The line of credit interest expense was approximately $11,000 and $8,000 for the nine months ended March 31, 2023 and 2022, respectively. TD bank elected to exercise the term note conversion option to convert the loan balance of $201,575 to a five-year term note effective March 29, 2023 ("the Conversion Date"). The scheduled monthly principal and interest payments in the amount of $4,247 began on April 29, 2023. Commencing on the Conversion Date, the aggregate principal balance outstanding bears interest at a fixed per annum rate of 9.49% pursuant to the loan's terms and conditions. $168,313 was reported as long term note payable as of March 31, 2023.

Year ending June 30,	TD Note Payment
2023 (remainder of FY 2023)	$8,023

2024	34,057
2025	37,434
2026	41,145
2027	45,224
Thereafter	35,692
Total	$201,575

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

    The future annual principal amounts to be paid as of March 31, 2023 are as follows:

Year ending June 30,	EIDL Payment
2023 (remainder of FY 2023)	$753
2024	3,084
2025	3,202
2026	3,324
2027	3,451
Thereafter	136,145
Total	$149,959

8. Concentration of Credit Risk

Credit Risk

Financial instruments, which potentially subject the Company to the concentration of credit risk, consist principally of cash and cash equivalents, restricted cash and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States and international. The Company routinely addresses the financial strength of its customer and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

Major Customer

    No customer accounted for more than 10% of net revenue during the three and nine-month periods ended March 31, 2023. No customer accounted for more than 10% during the three-month period ended March 31, 2022. One customer accounted for 12% of net sales during the nine-month period ended March 31, 2022.

    As of March 31, 2023 the Company had one customer that represented 11% of the total accounts receivable balance. As of June 30, 2022 the Company had one customer that represents 13% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 44% and 11% of the total purchase for the three-month period ended March 31, 2023. The Company's two largest suppliers accounted for 44% and 10% of the total purchase for the nine-month period ended March 31, 2023. The Company's two largest supplier accounted for 37% and 16% of total purchases for the three-month period ended March 31, 2022. The Company's two largest suppliers accounted for 39% and 13% of total purchases for the nine-month period ended March 31, 2022.

    As of March 31, 2023, the Company had one supplier that represented 47% of the total accounts payable balance. As of June 30, 2022, the Company had one supplier that represent approximately 36% of the total accounts payable balance.
Disaggregated Revenue

    Domestic and international sales from operations are as follows:

( in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2023		2022		2023		2022
Domestic	$1,903	55%	$1,266	52%	$5,258	58%	$4,251	55%
Foreign	1,531	45%	1,150	48%	3,787	42%	3,541	45%
Total	$3,434	100%	$2,416	100%	$9,045	100%	$7,792	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease costs:
Fixed	$85,324	$84,245	$256,084	$252,735
Total:	$85,324	$84,245	$256,084	$252,735

    Supplemental cash flow information was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$86,350	$84,187	$256,883	$250,365
Total	$86,350	$84,187	$256,883	$250,365

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2023:

Operating

2023 (reminder of FY 2023)	$86,358
2024	350,142
2025	211,215
2026	2,728
Total lease payments	650,443
Less interest	33,316
Present value of lease liabilities	$617,127

    Average lease terms and discount rates were as follows:

	March 31,	June 30,
	2023	2022
Weighted-average remaining lease terms (years)
Operating leases	1.93	2.61
Weighted-average discount rate
Operating leases	5.65%	5.65%

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

Executive Overview—nine-month periods ended March 31, 2023 and 2022
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $1,253,000 or 16.1%, to $9,045,000 during the nine months ended March 31, 2023, as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in Sonomed's ultrasound products of $1,283,000, an increase in sales of AXIS products of $24,000 and an increase in Trek revenue of $13,000 offset by a decrease in service plans revenue of $68,000.

•Consolidated cost of goods sold totaled approximately $5,021,000, or 55.5%, of total revenue for the nine months ended March 31, 2023, as compared to $4,681,000, or 60.1%, of total revenue of the same period of last fiscal year. The decrease of 4.6% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses increased $253,000, or 8.9%, to $3,108,000 for the nine months ended March 31, 2023, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased network expense, increased consulting expense related to a regulatory filing related to AXIS products, and increased sales compensation offset by recovery of bad debt expense of $113,000.

•Consolidated research and development expenses decreased $140,000, or 17.9%, to $641,000 for the nine months ended March 31, 2023, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the nine months ended March 31, 2023.
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

During the nine months ended March 31, 2023, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

Results of Operations
Three Months and Nine Months Ended March 31, 2023, and 2022
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months and nine months ended March 31, 2023, and 2022. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Net Revenue:
Products	$3,285	$2,260	45.4%	$8,583	$7,261	18.2%
Service plans	149	156	(4.5)%	462	531	(13.0)%
Total	$3,434	$2,416	42.1%	$9,045	$7,792	16.1%

Consolidated net revenue increased approximately $1,018,000 or 42.1%, to $3,434,000 during the three months ended March 31, 2023, as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in Sonomed's ultrasound products of $922,000, an increase in sales of AXIS products of $50,000 and an increase in Trek revenue of $53,000 offset by a decrease in service plans revenue of $7,000.

Consolidated net revenue increased approximately $1,253,000 or 16.1%, to $9,045,000 during the nine months ended March 31, 2023, as compared to the same period of last fiscal year. The increase in net revenue is attributed to an increase in Sonomed's ultrasound products of $1,283,000, an increase in sales of AXIS products of $24,000 and an increase in Trek revenue of $13,000 offset by a decrease in service plans revenue of $68,000.
The following table presents the domestic and foreign sales for the three months and nine months ended March 31, 2023, and 2022. The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2023		2022		2023		2022
Domestic	$1,903	55.4%	$1,266	52.4%	$5,258	58.1%	$4,251	54.6%
Foreign	1,531	44.6%	1,150	47.6%	3,787	41.9%	3,541	45.4%
Total	$3,434	100.0%	$2,416	100.0%	$9,045	100.0%	$7,792	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months and nine months ended March 31, 2023, and 2022. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2023	%	2022	%	2022	%	2022	%
Cost of Goods Sold:
	$1,721	50.1%	$1,478	61.2%	5,021	55.5%	4,681	60.1%
Total	$1,721	50.1%	$1,478	61.2%	5,021	55.5%	4,681	60.1%

Consolidated cost of goods sold totaled approximately $1,721,000, or 50.1%, of total revenue for the three months ended March 31, 2023, as compared to $1,478,000, or 61.2%, of total revenue of the same period of last fiscal year. The decrease of 11.1% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

Consolidated cost of goods sold totaled approximately $5,021,000, or 55.5%, of total revenue for the nine months ended March 31, 2023, as compared to $4,681,000, or 60.1%, of total revenue of the same period of last fiscal year. The decrease of 4.6% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three months and nine months ended March 31, 2023 and 2022. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Marketing, General and Administrative:
	$938	$1,001	(6.3)%	$3,108	$2,855	8.9%
Total	$938	$1,001	(6.3)%	$3,108	$2,855	8.9%

Consolidated marketing, general and administrative expenses decreased $63,000, or 6.3%, to $938,000 for the three months ended March 31, 2023, as compared to the same period of last fiscal year. The decrease in marketing, general and administrate expenses is mainly due to recovery of bad debt expense of $113,000 and decreased consulting expense offset by increased network expense and sales compensation.

Consolidated marketing, general and administrative expenses increased $253,000, or 8.9%, to $3,108,000 for the nine months ended March 31, 2023, as compared to the same period of last fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased network expense, increased consulting expense related to a regulatory filing related to AXIS products, and increased sales compensation offset by recovery of bad debt expense of $113,00.

The following table presents consolidated research and development expenses for the three months and nine months ended March 31, 2023, and 2022.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
Research and Development:
	$186	$229	(18.8)%	641	$781	(17.9)%
Total	$186	$229	(18.8)%	$641	$781	(17.9)%

Consolidated research and development expenses decreased $43,000, or 18.8%, to $186,000 for the three months ended March 31, 2023, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the three months ended March 31, 2023.
Consolidated research and development expenses decreased $140,000, or 17.9%, to $641,000 for the nine months ended March 31, 2023, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the nine months ended March 31, 2023.
Other income

On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The promissory note has a fixed payment schedule. The PPP loan is unsecured. The Company submitted the loan forgiveness application on August 2, 2021. The full amount of the PPP loan and accrued interest of $6,305 were forgiven on August 13, 2021, and reported as other income during the nine-month period ended March 31, 2022.

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

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2023 was approximately $544,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $594,000 of cash on hand and restricted cash of $256,000 as of June 30, 2022.

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

As of March 31, 2023 we had an accumulated deficit of approximately $68.6 million, historically incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2023 and June 30, 2022. Table amounts are in thousands:

	March 31,	June 30,
	2023	2022
Current Ratio:
Current assets	$4,371	$4,186
Less: Current liabilities	2,775	3,002
Working capital	$1,596	$1,184
Current ratio	1.58 to 1	1.39 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, and EIDL loan	$973	$1,205
Total debt	973	1,205
Total equity	1,736	1,478
Total capital	$2,709	$2,683
Total debt to total capital	35.9%	44.9%

Working Capital Position
Working capital increased approximately $412,000 as of March 31, 2023, and the current ratio increased to 1.58 to 1 from 1.39 to 1 when compared to June 30, 2022. The increase in working capital is due to a decrease in current liabilities of $227,000 when a loan of $ 201,575 was converted to a sixty-month note payable on March 29, 2023 and an increase in current assets of $185,000 due to operating income.
Debt to total capital ratio was 35.9% and 44.9% as of March 31, 2023 and June 30, 2022, respectively. The decrease of debt to total capital ratio is mainly due to operating income.
Cash Flow Used in Operating Activities
During the nine months ended March 31, 2023 the Company used approximately $30,000 of cash in operating activities as compared to cash of approximately $597,000 used in operating activities during the nine months ended March 31, 2022.
    For the nine months ended March 31, 2023, its cash used in operations is due to operating income of $258,000, an increase in accounts payable of $35,000, and a decrease in other current and non-current assets of $28,000, offset by an increase in accounts receivable of approximately $108,000, an increase of inventory of $61,000, a repayment of employer tax deferral of $43,000, and a decrease of other deferred revenue of $37,000 and a decrease in accrued expense of $33,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows used in Investing Activities
Cash flows used in investing activities for the nine-month period ended March 31, 2023 was due to the addition to the patent of $7,000 and addition to the fixed assets of $7,000. There were no cash flows used in investing activities for the nine-month period ended March 31, 2022.
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2023 the cash used in financing activities was due to an auto loan payment of $3,000 and repayment of EIDL loan of $3,000. For the nine months ended March 31, 2022 the cash used in financing activities was due to auto loan payment of employer $3,000 and repayment of EIDL loan of $2,000.
Debt Financing

    On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which the Wall Street Journal Prime. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note will be calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. The interest rate was 8.24% as of March 31, 2023. The Company was required to put $250,000 in the TD bank savings account as collateral.

    As of June 30, 2022, the line of credit balance was $201,575 with TD bank. The line of credit interest expense was approximately $4,000 and $3,000 for the three months ended March 31, 2023 and 2022, respectively. The line of credit interest expense was approximately $11,000 and $8,000 for the nine months ended March 31, 2023 and 2022, respectively. TD bank elected to exercise the term note conversion option to convert the loan balance of $201,575 to a five-year term note effective March 29, 2023 ("the Conversion Date"). Sixty scheduled monthly principal and interest payments in the amount of $4,247 began on April 29, 2023. Commencing on the Conversion Date, the aggregate principal balance outstanding bears interest at a fixed per annum rate of 9.49% pursuant to the loan's terms and conditions. $168,313 was reported as long term note payable as of March 31, 2023.

COVID-19 Relief Loans and Liabilities

Payroll Protection Program ("PPP")

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021, and reported as other income during the nine-month period ended March 31, 2022.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2022.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.    Exhibits

31.1 Certificate of Chief Executive Officer under Rule 13a-14(a).
31.2 Certificate of Principal Financial and Accounting Officer under Rule 13a-14(a).
32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.
32.2 Certificate of Principal Financial and Accounting Officer under Section 1350 of Title 18 of the United States Code.
101. SCH Inline XBRL Taxonomy Extension Schema Document
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

Date: May 15, 2023	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer