Form 10-K
period 2023-06-30
ESCALON MEDICAL CORP
filed 2023-10-13
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the Fiscal year ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2022 was approximately $178,455, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of October 12, 2023, the registrant had 7,415,329 shares of common stock outstanding.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York facility. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2023 and 2022 were approximately $820,000 and $991,000, respectively.

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

Human Capital
As of June 30, 2023, the Company employed 38 employees. Of these employees, 20 of the Company’s employees are employed in manufacturing, 12 are employed in general and administrative positions, 5 are employed in sales and marketing and 1 is employed in research and development. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Financial Risks
Due to the Company’s history of operating losses, we have complied these financial statements based on the assumption the Company cannot continue as a going concern.

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

As of June 30, 2023, we had an accumulated deficit of $68.4 million, and had incurred historical recurring losses from operations and negative cash flows from operating activities in prior years. For the fiscal year ending June 30, 2023, the Company generated net income from operations of $479,000 and generated cash inflow of $325,000 from operating activities. While the overall trend has been toward profitability, having just one year out of the last five of income, the question is whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

Our continued operations will ultimately depend on the ability to be profitable from our operations and the on-going support of our stockholders and creditors.
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
•inventories;
•intangible assets;

•right-of-use assets;
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
The Company’s ability to market or sell the Company’s products may be adversely impacted by limitations on reimbursements by government programs, private insurance plans and other third-party payers.
The Company’s customers bill various third party-payers, including government programs and private insurance plans, for the health care services provided to their patients. Third-party payers may reimburse the customer, usually at a fixed rate based on the procedure performed, or may deny reimbursement if they determine that the use of the Company’s products was elective, unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. Third-party payers may deny reimbursement notwithstanding FDA approval or clearance of a product and may challenge the prices charged for the medical products and services. The Company’s ability to sell the Company’s products on a profitable basis may be adversely impacted by denials of reimbursement or limitations on reimbursement, compared with reimbursement available for competitive products and procedures. New legislation that further reduces reimbursements under the capital cost pass-through system utilized in connection with the Medicare program could also adversely impact the marketing of the Company’s products.

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
Certain provisions of Pennsylvania law and the Company’s Bylaws could delay or impede the removal of incumbent directors and could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company. These provisions could limit the share price that certain investors might be willing to pay in the future for shares of the Company’s common stock. The Company’s Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The Bylaws impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. The Company’s Board of Directors may issue shares of preferred stock without stockholder approval on such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely impacted by, the rights of the holders of any preferred stock that may be issued in the future.
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
Other

The Company’s Chairman and Chief Executive Officer, Richard DePiano Jr. is the Company’s controlling stockholder and has sufficient voting power to determine the outcome of all matters submitted to the Company’s stockholders for approval.
    In February 2018, the Company entered into a Debt Exchange Agreement (the "Exchange Agreement") with Mr. DePiano Sr. and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano is the sole owner and sole trustee (the "Holders"). Pursuant to the terms of the Exchange Agreement, the Holders exchanged a total of $645,000 principal amount of debt the Company owed the Holders under factoring agreements and notes (the "Notes") the Company entered into with the Holders in February and March of 2016 for 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share the Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. As a result of this voting power, the Holders currently beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders. If the Holders were to convert their shares of Preferred Stock into common stock at the current conversion ratio, the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the currently outstanding shares of Common Stock assuming such conversion.
    The Holders, therefore, control the election of all of the members of the Company’s board of directors and control the outcome of any corporate transaction or other matter submitted to a vote of the Company’s stockholders for approval, including mergers or other acquisition proposals and the sale of all or substantially all of the Company’s assets, in each case regardless of how all of the Company’s stockholders other than the Holders vote their shares. The interests of the Holders in maintaining this voting control of the Company may have an adverse effect on the price of the Company’s common stock because of the absence of any potential “takeover” premium and may, therefore, be inconsistent with the interest of the Company’s stockholders other than the Holders. The voting control by the Holders could also discourage a third party from attempting to acquire control of the Company and may make it more difficult for a third party to acquire control of the Company. Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the shares in his capacity as executor of Mr. DePiano Sr.'s estate.
The market price of the Company’s stock has historically been volatile, and the Company has not paid cash dividends.
The volatility of the Company’s common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of the Company’s common stock. The following factors have and may continue to have a significant impact on the market price of the Company’s common stock:

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
Moreover, the possibility exists that the stock market could experience extreme price and volume fluctuations unrelated to operating performance.
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

ITEM 2. PROPERTIES

As of June 30, 2023 the Company leased an aggregate of 16,354 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. The Company's current corporate office lease of 2,186 square feet will expire on December 2024. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Company's Wisconsin warehouse of 7,440 square feet will end on April 30, 2025.

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
    As of October 12, 2023 there were 1,267 holders of record of the Company’s common stock. On October 12, 2023 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.37 per share.
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

•Consolidated net revenue increased approximately $1,477,000 or 13.8%, to $12,180,000 during the year ended June 30, 2023 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $1,192,000 in sales of Sonomed's ultrasound products mainly due to fulfillment of back orders during the current year, an increase of approximately $335,000 in sales of Trek products, and an increase of $49,000 of other Digital revenue. The increase is offset by a decrease in service plans revenue of $99,000.

•Consolidated cost of revenue totaled approximately $6,699,000, or 55.0%, of total revenue during the year ended June 30, 2023, as compared to $6,096,000, or 57.0%, of total revenue of the prior fiscal year. The decrease of 2.0% in cost of revenue as a percentage of total revenue is mainly due to change of product mix.

•Consolidated marketing, general and administrative expenses increased $98,000, or 2.4%, to $4,184,000 during the year ended June 30, 2023, as compared to the prior fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased network expense of $169,000 and sales compensation of $106,000, trade show related expenses of $70,000, offset by the recovery of bad debt expense of $113,000 and reduced consulting expense related to AXIS regulatory filing of $60,000.

•Consolidated research and development expenses decreased $172,000 or 17.4%, to $819,000 during the year ended June 30, 2023 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense in year ended June 30, 2023.

Results of Operations

Years Ended June 30, 2023 and 2022
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2023 and 2022. Table amounts are in thousands:

	For the Years Ended June 30,
	2023	2022	% Change
Net Revenue:
Products	$11,556	$9,980	15.8%
Service plans	624	723	(13.7)%
Total	$12,180	$10,703	13.8%
Consolidated net revenue increased approximately $1,477,000 or 13.8%, to $12,180,000 during the year ended June 30, 2023 as compared to the prior fiscal year. The increase in net revenue is attributed to an increase of approximately $1,192,000 in sales of Sonomed's ultrasound products mainly due to fulfillment of back orders during the current year, an increase of approximately $335,000 in sales of Trek products, and an increase of $49,000 of other Digital revenue. The increase is offset by a decrease in service plans revenue of $99,000.

Foreign sales

    The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2023		2022
Domestic	$7,044	57.8%	$5,720	53.4%
Foreign	5,136	42.2%	4,983	46.6%
Total	$12,180	100.0%	$10,703	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the years ended June 30, 2023 and 2022. Table amounts are in thousands:

	For the Years Ended June 30,
	2023	%	2022	%
Cost of Revenue:
	$6,699	55.0%	$6,096	57.0%
Total	$6,699	55.0%	$6,096	57.0%

    Consolidated cost of revenue totaled approximately $6,699,000, or 55.0%, of total revenue during the year ended June 30, 2023, as compared to $6,096,000, or 57.0%, of total revenue of the prior fiscal year. The decrease of 2.0% in cost of revenue as a percentage of total revenue is mainly due to change of product mix.

    The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2023 and 2022. Table amounts are in thousands:

	For the Years Ended June 30,
	2023	2022	% Change
Marketing, General and Administrative:
	$4,184	$4,086	2.4%
Total	$4,184	$4,086	2.4%

Consolidated marketing, general and administrative expenses increased $98,000, or 2.4%, to $4,184,000 during the year ended June 30, 2023 as compared to the prior fiscal year. The increase in marketing, general and administrate expenses is mainly due to increased network expense of $169,000 and sales compensation of $106,000, trade show related expenses of $70,000, offset by the recovery of bad debt expense of $113,000 and reduced consulting expense related to AXIS regulatory filing of $60,000.
The following table presents consolidated research and development expenses for the years ended June 30, 2023 and 2022.
Table amounts are in thousands:

	For the Years Ended June 30,
	2023	2022	% Change
Research and Development:
	$819	$991	(17.4)%
Total	$819	$991	(17.4)%
Consolidated research and development expenses decreased $172,000, or 17.4%, to $819,000 during the year ended June 30, 2023 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense in year ended June 30, 2023.
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

Liquidity and Capital Resources

Our total cash as of June 30, 2023 consisted approximately $890,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $594,000 of cash on hand and restricted cash of $256,000 as of June 30, 2022.

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

As of June 30, 2023 we had an accumulated deficit of approximately $68.4 million, incurred historically recurring losses from operations and negative cash flows from operating activities in prior years. For the fiscal year ending June 30, 2023, the Company generated net income from operations of $479,000 and generated cash inflow of $325,000 from operating activities. While the overall trend has been toward profitability, having just one year out of the last five of income, the question is whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2023 and 2022. Table amounts are in thousands:

	June 30,	June 30,
	2023	2022
Current Ratio:
Current assets	$4,637	$4,186
Less: Current liabilities	2,853	3,002
Working capital	$1,784	$1,184
Current ratio	1. 63 to 1	1.39 to 1
Debt to Total Capital Ratio:
Line of credit, note payable, lease liabilities, and EIDL loan	$890	$1,205
Total debt	890	1,205
Total equity	1,935	1,478
Total capital	$2,825	$2,683
Total debt to total capital	31.5%	44.9%
Working Capital Position
Working capital increased approximately $600,000 to $1,784,000 as of June 30, 2023, and the current ratio increased to 1. 63 to 1 to from 1.39 to 1 when compared to June 30, 2022.
The increase in working capital is due to a decrease in current liabilities of $149,000 when a loan of $201,575 was converted to a sixty-month note payable on March 29, 2023, and an increase in current assets of approximately $451,000 as of June 30, 2023 due to operating income.
Debt to total capital ratio was 31.5% and 44.9% as of June 30, 2023 and June 30, 2022, respectively.
Cash Flow Provided By (Used In) Operating Activities
During year ended June 30, 2023 the Company provided by approximately $325,000 of cash in operating activities as compared to approximately $1,050,000 of cash used in operating activities during the year ended June 30, 2022.
    For the year ended June 30, 2023, its cash provided by operations is mainly due to a decrease in inventory of $44,000, an increase in accounts payable of $193,000 and an increase in deferred revenue of $94,000. The cash inflow is offset by a decrease in accrued expense of $250,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
For the year ended June 30, 2022, its cash used in operations is mainly due to non-cash other income of $506,000, an increase in inventory of $187,000, an increase in accounts receivable of $615,000, and a decrease in accounts payable of $90,000. The cash outflow is offset by an increase in accrued expense of $218,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2023 was due to purchase of the licenses of $7,000 and purchase of the fixed assets of $7,000. There was no cash flow used in investing activities for the year ended June 30, 2022.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the year ended June 30, 2023 the cash used in the financing activities of $12,000 was due to repayment of notes payable and repayment of EIDL loan of $3,000.
For the year ended June 30, 2022 the cash used in the financing activities of $4,000 was due to auto loan payment and repayment of EIDL loan of $3,000.
Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2023 and 2022.
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
Accounts receivable-uncollectible receivables, and
Inventories- obsolete inventory,
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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and include freight-in materials, labor and overhead costs. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based on, in part, age of inventory. If actual conditions are less favorable than those the Company has projected, the Company may need to increase its reserves for excess and obsolete inventories. Any increases in the reserves will adversely impact the Company’s results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company is able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year.
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Escalon Medical Corp. (the “Company”) and Subsidiaries as of June 30, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's historical recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Marlton, New Jersey
October 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. (the “Company”) and Subsidiaries as of June 30, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has not generated sufficient revenues to enable profitability and the Company has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2018 to 2022.

Marlton, New Jersey

September 28, 2022

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash	$889,674	$593,869
Restricted cash	256,293	256,165
Accounts receivable, net	1,653,721	1,541,750
Inventories, net	1,587,989	1,603,955
Other current assets	249,790	190,043
Total current assets	4,637,467	4,185,782
Property and equipment, net	34,064	52,660
Right-of-use assets	503,647	788,257
License, net	69,986	82,750
Other long term assets	62,787	62,788
Total assets	$5,307,951	$5,172,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$201,575
Current portion of note payable	37,087	3,401
Current portion of EIDL loan	3,105	3,105
Accounts payable	1,205,510	1,012,451
Accrued expenses	651,978	901,996
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	329,638	304,737
Deferred revenue	426,227	332,383
Other short term liabilities	87,125	129,961
Total current liabilities	2,853,059	3,001,998
Note payable, net of current portion	159,511	3,888
Operating lease liabilities, net of current portion	214,103	538,794
EIDL loan, net of current portion	146,435	149,540
Total long-term liabilities	520,049	692,222
Total liabilities	3,373,108	3,694,220
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $922,331 and $870,731)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,419,615)	(68,876,441)
Total stockholders’ equity	1,934,843	1,478,017
Total liabilities and stockholders’ equity	$5,307,951	$5,172,237
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2023	2022
Net revenues:
Products	$11,555,907	$9,980,343
Service plans	624,314	722,727
Revenues, net	12,180,221	10,703,070
Costs and expenses:
Cost of revenue	6,698,858	6,096,169
Marketing, general and administrative	4,184,051	4,085,982
Research and development	818,769	990,982
Total costs and expenses	11,701,678	11,173,133
Income (loss) from operations	478,543	(470,063)
Other income (expense)
Other income	—	506,305
Interest income	128	245
Interest expense	(21,845)	(18,406)
Total other income (expense), net	(21,717)	488,144
Income tax expense	$—	$—
Net income	456,826	18,081
Less undeclared dividends on preferred stocks	51,600	51,600
Less income allocated to convertible preferred stocks	183,695	—
Net income (loss) applicable to common stockholders	$221,531	$(33,519)
Net income per share
Basic income per share applicable to common stockholder	$0.03	$0.00
Diluted income per share	$0.03	$0.00
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	13,564,202	13,220,202
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net income	—	—	—	—	—	456,826	456,826
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,894,522)	$1,459,936
Net income	—	—	—	—	—	18,081	18,081
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$456,826	$18,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in accounts receivable allowance	118,000	155,267
Increase in inventory reserve	60,000	—
Other income-gain on PPP loan forgiveness	—	(506,305)
Depreciation and amortization	45,202	48,432
Non cash lease expense	289,557	279,719
Change in operating assets and liabilities:
Accounts receivable	(229,971)	(615,315)
Inventories	(44,034)	(187,229)
Other current assets	(59,746)	(2,684)
Accounts payable	193,059	(89,674)
Accrued expenses	(250,018)	218,373
Change in operating lease liability	(304,737)	(290,267)
Deferred revenue	93,844	(31,317)
Other short-term and long-term liabilities	(42,836)	(47,006)
Net cash provided by (used in) operating activities	325,146	(1,049,925)
Cash Flows from Investing Activities:
Purchase of equipment	(6,687)	—
Purchase of license	(7,155)	—
Net cash used in investing activities	(13,842)	—
Cash Flows from Financing Activities:
Repayment of EIDL loan	(3,105)	(2,980)
Repayment of note payable	(12,266)	(3,951)
Net cash used in financing activities	(15,371)	(6,931)
Net increase (decrease) in cash, cash equivalents and restricted cash	295,933	(1,056,856)
Cash, and restricted cash, beginning of year	850,034	1,906,890
Cash, and restricted cash, end of year	$1,145,967	$850,034

Cash, and restricted cash consist of the following:
End of year
Cash	$889,674	$593,869
Restricted cash	256,293	256,165
	$1,145,967	$850,034
Beginning of year
Cash	$593,869	$1,650,970
Restricted cash	256,165	255,920
	$850,034	$1,906,890

Supplemental Schedule of Cash Flow Information:
Interest paid	$22,281	$18,406

Non Cash Finance Activities
Record right-of-use assets per ASC 842	$—	$224,417
Record lease liability per ASC 842	$—	$224,417
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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. Through June 30, 2023, the Company had incurred historical recurring losses from operations and incurred negative cash flows from operating activities in prior years. For the fiscal year ending June 30, 2023, the Company generated net income from operations of $479,000 and generated cash inflow of $325,000 from operating activities. While the overall trend has been toward profitability, having just one year out of the last five of income, the question is whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the filing date of this form 10-K.

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

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its stockholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, implementing cost-cutting measures. The Company may not be successful in any of these efforts.

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

Cash
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits. As of June 30, 2023 there were no cash equivalents.
Restricted Cash
As of June 30, 2023 and 2022 restricted cash included approximately $256,000, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Accounts Receivable

Accounts receivable are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company recorded an allowance for doubtful accounts of approximately $154,000 and $236,000 as of June 30, 2023 and 2022.

	June 30,
	2023	2022
Balance, July 1	$236,349	$100,480
Increase in allowance	118,000	155,267
Recovery in bad debts	(113,400)	—
Write-offs	(87,071)	(19,398)
Balance, June 30	$153,878	$236,349

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis and include freight-in materials, labor and overhead costs. Inventories are written down if the estimated net realizable value is less than the recorded value. The Company reviews the carrying cost of inventories by product to determine the adequacy of reserves for obsolescence. In accounting for inventories, the Company must make estimates regarding the estimated realizable value of inventory. The estimate is based, in part, on age of inventory. If actual conditions are less favorable than those the Company has projected, the Company may need to increase its reserves for excess and obsolete inventories. Any increases in the reserves will adversely impact the Company’s results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company is able to sell such inventory any related reserves would be reversed in the period of sale. In accordance with industry practice, service parts inventory is included in current assets, although service parts are carried for established requirements during the serviceable lives of the products and, therefore, not all parts are expected to be sold within one year. The Company recorded a $150,000 inventory write-off of inventory that was previously reserved and increased the reserve $60,000 for additional slow moving inventory in the current period resulting in a net reduction of $90,000 as of June 30, 2023 as compared to June 30, 2022.

	For the years ended June 30,
	2023	2022
Raw materials	$882,093	$1,010,471
Work in process	85,575	138,182
Finished goods	880,717	805,698
Total inventories	$1,848,385	$1,954,351

Allowance for obsolete inventory	(260,396)	(350,396)
Inventories, net	$1,587,989	$1,603,955
Property and Equipment

    Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2023 and 2022 was approximately $25,000 and $29,000, respectively.

    Property and equipment consist of the following:

	June 30,
	2023	2022
Equipment	$777,785	$771,097
Furniture and fixtures	128,499	128,499
Leasehold improvements	39,048	39,048
	945,332	938,644
Less: Accumulated depreciation and amortization	(911,268)	(885,984)
	$34,064	$52,660
Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2023 and 2022 the Company concluded that there were no triggering event that would result in impairment of the long-lived assets, including the ROU assets.
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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of the notes payable and lease liabilities approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.
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

	Years ended June 30,
	2023	2022
Beginning of Year	$333,000	$364,000
Additions	717,000	692,000
Revenue Recognized	(624,000)	(722,000)
End of Year	$426,000	$333,000

Included in accrued expenses as of June 30, 2023 and 2022 is approximately $129,000 and $213,000, respectively of customer deposits that will be recorded as income in the consecutive period once the products have been shipped. Revenue recorded that included within prior period deferred revenue was $315,000 and $362,000, respectively for year ended June 30, 2023 and 2022.

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of revenue.
Research and Development
All research and development costs are charged to operations as incurred.
Earnings Per Share
The Company used the two-class method to compute net income per common share. These participating securities included the Company’s convertible preferred stock which accrues dividends payable. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. As of June 30, 2023 and 2022, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Years Ended June 30,
	2023	2022
Numerator:
Numerator for basic earnings (loss) per share:
Net income	$456,826	$18,081
Less undeclared dividends on convertible stocks	51,600	51,600
Less net income allocated to convertible preferred stocks	183,695	—
Net income (loss) applicable to common stockholders	$221,531	$(33,519)

Numerator for diluted earnings (loss) per share:
Net income	$456,826	$18,081
Undeclared dividends on convertible stocks	51,600	51,600
Net income (loss) applicable to convertible common stockholders	$405,226	$(33,519)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	6,148,873	5,804,873
Denominator for diluted earnings per share - weighted average and assumed conversion	13,564,202	13,220,202
Net income per share:
Basic net income per share	$0.03	$0.00
Diluted net income per share	$0.03	$0.00

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2023	2022
Stock options	157,000	157,000
Convertible preferred stock	—	—
Total potential dilutive securities not included in income per share	157,000	157,000
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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2023 and June 30, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2023 and June 30, 2022, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets. The Company dissolved Escalon Holdings, Inc. and Escalon IP Holdings, Inc. in a tax-free dissolution under Section 332 of the Internal Revenue Code during the year ended June 30, 2022. There is no tax impact on the consolidated financial statements of the Company's current and prior years.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.

4. Intangible Assets
The Company's intangible assets consist of the following:

Licenses

    The Company capitalized and amortized its purchased licenses over 10 years. Amortization expense is approximately $20,000 for each of the years ended June 30, 2023 and 2022. Annual amortization related entirely to licenses is estimated to be $20,676 for the years ending June 30, 2024 through 2026 and $7,958 thereafter.
The following table presents amortized licenses as of June 30, 2023:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$206,155	$—	$206,155	$(136,169)	$69,986
Total	$206,155	$—	$206,155	$(136,169)	$69,986

The following table presents amortized licenses as of June 30, 2022:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets Licenses
	$199,000	$—	$199,000	$(116,250)	$82,750
Total	$199,000	$—	$199,000	$(116,250)	$82,750
5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2023	2022
Accrued compensation	$470,896	$445,651
Warranty reserve	32,078	32,078
Tax payable	101,103	100,380
Other accruals	47,901	323,887
Total accrued expenses	$651,978	$901,996

Accrued compensation as of June 30, 2023 and 2022 primarily relates to payroll, vacation accruals, and sales tax payable.

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

Year ending June 30,	TD Note Payment
2024	$34,057
2025	37,434
2026	41,145
2027	45,224
2028	35,708
Total	$193,568

7. Long-term debt

Paycheck Protection Program ("PPP") loan

    On April 27, 2020, the Company entered into a PPP loan for $500,000 in connection with the CARES Act related to COVID-19. The full amount of the PPP loan was classified as current as of June 30, 2022. The full amount of the PPP loan and accrued interest were forgiven on August 13, 2021, and reported as other income during the year ended June 30, 2022.

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2023 are as follows:

Year ending June 30,	EIDL Loan Payment
2024	$3,105
2025	3,202
2026	3,324
2027	3,744
2028	3,594
Thereafter	132,571
Total	$149,540

8. Capital Stock Transactions
Stock Option Plans
As of June 30, 2023, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2023, options to purchase 157,000 shares of the Company’s common stock were outstanding and exercisable.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2023 and 2022:

	2023		2022
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	157,000	$1.47	157,000	$1.47
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	$—
Outstanding at the end of the year	157,000	$1.47	157,000	$1.47
Exercisable at the end of the year	157,000	$1.47	157,000	1.47
The following table summarizes information about stock options outstanding as of June 30, 2023:

	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	2.83	$0.79	21,000	$0.79
$1.45 to $2.12	136,000	0.83	$1.57	136,000	$1.57
Total	157,000			157,000
There was no compensation expense related to stock options for the years ended June 30, 2023 and 2022.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2023 and 2022 consists of the following:

	2023	2022
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	64,399	(82,615)
State	30,666	(23,605)
Change in valuation allowance	(95,065)	106,220
	—	—
Income tax expense (benefit)	$—	$—
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2023 and 2022 differ from statutory federal income tax rate due to the following:

	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Permanent differences	0.00%	0.00%
Valuation allowance	(21.00)%	(21.00)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2023 and 2022 are as follows:

	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$7,028,242	7,430,299
Stock options	33,877	—
Operating lease liability	155,111	—
Allowance for doubtful accounts	47,391	49,633
Accrued vacation	70,084	48,969
Inventory reserve	107,914	73,583
Accelerated depreciation	290,921	57,628
Warranty reserve	9,879	6,736
Total deferred income tax assets	7,743,419	7,666,848
Valuation allowance	(7,554,406)	(7,649,471)
	189,013	17,377
Deferred income tax liabilities:
Accelerated depreciation	(21,554)	(17,377)
Right of use asset	(167,459)	—
Total deferred income tax liabilities	(189,013)	(17,377)
	$—	$—
As of June 30, 2023, the Company has a valuation allowance of $7,554,406, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2023, the valuation allowance decreased by $95,065 and during the year ended June 30, 2022, the valuation increased by $106,220. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carry forwards of approximately $32,814,000 and $2,427,000, respectively, of which $25,376,000 and $2,029,000, respectively, will expire over the next ten years, $5,209,000 and $398,000, respectively, will expire in years eleven through twenty, and $2,229,000 and $0, respectively, which will not expire.
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

Fiscal year ended June 30, 2019 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2023, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

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

11. Related Party Transactions and Preferred Stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2023 and 2022, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2023 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2023 and 2022 the cumulative dividends payable is $277,331 ($0.1387 per share) and $225,731 ($0.1129 per share), respectively.

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

Major Customer

    One customer accounted for approximately 11% of net sales during the year ended June 30, 2023. One customer accounted for approximately 11% of net sales during the year ended June 30, 2022.

    As of June 30, 2023 the Company had one customer that represents approximately 24% of the total accounts receivable balance. As of June 30, 2022 the Company had one customer that represents approximately 13% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 42% and 11% of the total purchases for the year ended June 30, 2023. The Company's two largest suppliers accounted for the total purchases for 39% and 12% of total purchases for the year ended June 30, 2022. As of June 30, 2023 the Company had two suppliers that represent approximately 36% and 11% of the total accounts payable balance. As of June 30, 2022 the Company had one supplier that represents 36% of the total accounts payable balance.

Foreign Sales
    Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2023		2022
Domestic	$7,044	57.8%	$5,720	53.4%
Foreign	5,136	42.2%	4,983	46.6%
Total	$12,180	100.0%	$10,703	100.0%

13. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's unaudited condensed consolidated statement of operations for the years ended June 30, 2023 and 2022 as follows:

	Year Ended June 30,
	2023	2022
Operating lease costs:
Fixed	$341,136	$337,774
Total:	$341,136	$337,774

    Supplemental cash flow information was as follows:

	Year Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$343,241	$334,912
Total	$343,241	$334,912

    Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2023	2022
Assets
Operating lease ROU assets	Right-of-use asset	$503,647	$788,257
Liabilities
Current	Current portion of operating lease liabilities	$329,638	$304,737
Non-current	Operating lease liabilities	$214,103	$538,794

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2023:

    The aggregate future lease payments for operating leases as of June 30, 2023 were as follows:

Operating

2024	$351,042
2025	212,415
2026	3,928
2027	1,200
2028	1,200
Thereafter	600
Total lease payments	570,385
Less interest	26,644
Present value of lease liabilities	$543,741

    Average lease terms and discount rates were as follows:

	June 30,
	2023	2022
Weighted-average remaining lease terms (years)
Operating leases	1.67	3.35
Weighted-average discount rate
Operating leases	5.69%	5.65%
.

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
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2023 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers.

Name	Age	Position
Richard J. DePiano, Jr.	57	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	54	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	60	Director
C. Todd Trusk	56	Director
John P. Dogum	57	Director
David J. Jocavini	47	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 13, 2023. Officers serve at the discretion of the board of directors.
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

Mr. Jacovini was appointed as a Class III Director in February 2018. He previously served as the Chief Financial Officer of LaFrance Corp, a global manufacturer specializing in on-product branding. Previously, he was President and Founder of Innovator Management LLC, a sponsor of mutual funds and exchange traded funds, from 2011 to 2017. He served as Chief Executive Officer and portfolio manager of Academy Asset Management LLC from 2007 to 2015. Between 2007 and 2017 he held the positions of President, Treasurer, and Trustee of the Academy Funds Trust, a registered investment company. Prior to that, he worked on Wall Street as a derivatives marketer at Deutsche Bank AG and as a municipal strategist at Prudential Securities Incorporated. He holds a BA from the College of the Holy Cross and an MBA from the MIT Sloan School of Management. We believe Mr. Jacovini's operational, executive and professional experience qualifies him to serve as a member of our Board and our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2023.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Trusk, John P. Dogum and David J. Jacovini. Our board of directors has determined that each audit member has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2023 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above.As of June 30, 2023 and 2022 the cumulative dividends payable is $277,331 ($0.1387 per share) and $225,731 ($0.1129 per share), respectively.
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
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2023	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2022	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2021	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2023	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2022	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2021	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
            The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2023.

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

Compensation of Directors
    The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2023, none of our non-employee directors received any compensation.

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
    Security Ownership of Certain Beneficial Owners and Management
    The following table indicates, as of October 13, 2023 information about the beneficial ownership of our common stock by (1) each director as of October 13, 2023, (2) each Named Executive Officer, (3) all directors and executive officers as of October 13, 2023 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

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

Equity Compensation Plan Information
    The following table sets forth information, as of June 30, 2023, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by stockholders	157,000	$1.47
Equity Compensation plans not approved by stockholders	—	—	—
	157,000	$1.47	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2023 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or

(ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2023 and 2022 the cumulative dividends payable is $277,331 ($0.1387 per share) and $225,731 ($0.1129 per share), respectively.

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
    The following table summarizes the aggregate fees billed to Escalon Medical Corp. by Friedman LLP (through September 2022) and its post-merger successor Marcum LLP (after September 2022), for the fiscal years ended June 30, 2023 and 2022.

	For the years ended June 30,
	2023	2022
Audit Fees	$129,000	$129,000
Audit-Related Fees	—	—
Tax Fees	40,000	—
All Other Fees	—	—
Total Fees	$169,000	$129,000
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
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
Report of Independent Registered Public Accounting Firm (PCAOB ID 711)
Consolidated Balance Sheets as of June 30, 2023 and 2022

Consolidated Statements of Operations for the years ended June 30, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022
Notes to Consolidated Financial Statements
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

3.1	(a)	Restated Articles of Incorporation of the Company.

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)
	(c)	Statement with respect to shares dated February 15, 2018. (18)
3.2		Bylaws of Registrant. (8)
4.1		Description of Securities
10.1		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.2		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.40	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.5	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.6	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.70	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.8	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (*).
23.3	Consent of Independent Registered Public Accounting Firm (*).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

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
Dated: October 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	October 13, 2023
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	October 13, 2023
Mark Wallace

By:	/s/ John P. Dogum	Director	October 13, 2023
John P. Dogum

By:	/s/ Lisa Napolitano	Director	October 13, 2023
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	October 13, 2023
C. Todd Trusk

By:	/s/ David J Jacovini	Director	October 13, 2023
David J Jacovini