Form 10-Q
period 2023-09-30
ESCALON MEDICAL CORP
filed 2023-11-17
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023
Commission File Number 0-20127

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of November 16, 2023.

PART I. FINANCIAL INFORMATION

Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$744,831	$889,674
Restricted cash	256,326	256,293
Accounts receivable	1,649,675	1,807,599
Less: allowance for credit losses	(133,524)	(153,878)
Accounts receivable, net	1,516,151	1,653,721
Inventories, net	1,518,866	1,587,989
Other current assets	289,353	249,790
Total current assets	4,325,527	4,637,467
Property and equipment, net	46,276	34,064
Right-of-use assets	428,770	503,647
License and patent, net	65,073	69,986
Other long term assets	62,788	62,787
Total assets	$4,928,434	$5,307,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	38,273	37,087
Current portion of EIDL loan	3,113	3,105
Accounts payable	1,128,213	1,205,510
Accrued expenses	615,817	651,978
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	348,571	329,638
Deferred revenue	273,915	426,227
Other short-term liabilities	84,658	87,125
Total current liabilities	2,604,949	2,853,059
Note payable, net of current portion	149,255	159,511
EIDL loan, net of current portion	144,977	146,435
Operating lease liabilities, net of current portion	115,607	214,103
Total long-term liabilities	409,839	520,049
Total liabilities	3,014,788	3,373,108
Contingencies (Note 10)
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $935,196 and $922,331)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,440,812)	(68,419,615)
Total shareholders’ equity	1,913,646	1,934,843
Total liabilities and shareholders’ equity	$4,928,434	$5,307,951
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,
	2023	2022
Net revenues:
Products	$2,800,050	$2,442,337
Service plans	144,950	162,479
Revenues, net	2,945,000	2,604,816
Costs and expenses:
Cost of goods sold	1,648,865	1,548,372
Marketing, general and administrative	1,100,132	1,108,100
Research and development	211,650	264,241
Total costs and expenses	2,960,647	2,920,713
Loss from operations	(15,647)	(315,897)
Other expense
Interest expense	(5,550)	(4,827)
Total other expense	(5,550)	(4,827)
Income tax expense	$—	—
Net loss	(21,197)	(320,724)
Undeclared dividends on preferred stocks	13,006	13,006
Net loss applicable to common shareholders	$(34,203)	$(333,730)
Net loss per share
Basic loss per share	$—	$(0.05)
Diluted loss per share	$0.00	$(0.05)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(21,197)	(21,197)
Balance at September 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,440,812)	$1,913,646

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net loss	—	—	—	—	—	(320,724)	(320,724)
Balance at September 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(69,197,165)	$1,157,293

See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(21,197)	$(320,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance of doubtful accounts	(20,354)	5,000
Depreciation and amortization	11,029	11,485
Non cash lease expense	74,877	105,573
Change in operating assets and liabilities:
Accounts receivable	157,924	(114,172)
Inventories	69,123	(13,045)
Other current and non-current assets	(39,564)	(26,497)
Accounts payable	(77,297)	277,396
Accrued expenses	(36,161)	(59,951)
Change in operating lease liability	(79,563)	(108,081)
Deferred revenue	(152,312)	(58,265)
Other short term and long term liabilities	(2,467)	(9,100)
Net cash used in operating activities	(115,962)	(310,381)
Cash Flows from Investing Activities:
Purchase of equipment	(18,328)	—
Purchase of patents	—	(7,155)
Net cash used in investing activities	(18,328)	(7,155)
Cash Flows from Financing Activities:
Repayment of note payable	(9,412)	(687)
Repayment of EIDL loan	(1,108)	(488)
Net cash used in financing activities	(10,520)	(1,175)
Net decrease in cash, cash equivalents and restricted cash	(144,810)	(318,711)
Cash and restricted cash, beginning of period	1,145,967	850,034
Cash and restricted cash, end of period	$1,001,157	$531,323

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash	$744,831	$275,147
Restricted cash	256,326	256,176
	$1,001,157	$531,323

Beginning of period
Cash	$889,674	$593,869
Restricted cash	256,293	256,165
	$1,145,967	$850,034

Supplemental Schedule of Cash Flow Information:

Interest paid	$5,582	$5,273
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
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 13, 2023. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2024.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through September 30, 2023, the Company had incurred historical recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, and implementing cost-cutting measures. The Company may not be successful in any of these efforts.

3. Summary of Accounting Policies

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of the new guidance will not have a material impact on the Company's unaudited consolidated financial statements. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivable that are current on their payment. For the three-month period ended September 30, 2023, the adoption of the new guidance will not have a material impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain times when the expected credit loss is increased.
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
Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivables that are current on their payment. With adoption of the new standards, the small credit loss rate applied to current receivables will be mostly offset by the lower expected credit rate applied to over 120 days past due when less than 100% of expected credit loss is applied. The historical credit loss rate is adjusted for current conditions and management's assessment for factors such as the international relations, economic conditions, and special-term contracts etc. For the three-month period ended September 30, 2023, the adoption of the new guidance did not have a material impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain time when the expected credit loss is increased. The Company recorded an allowance for credit losses of approximately $133,524 and $153,878 as of September 30, 2023, and June 30, 2023, respectively.

The activity for the allowance for credit losses during the three-month period ended September 30, 2023 and 2022, is as follows:

	September 30,
	2023	2022
Balance, July 1	$153,878	$236,349
Provision (Reversal)	(20,354)	5,000
Write-offs	—	—
Balance, September 30	$133,524	$241,349

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

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $213,000 and $159,000, respectively for the three-month periods ended September 30, 2023 and 2022.

(in thousands)	Three Months Ended September 30,
	2023	2022
Beginning of Period	$426	$332
Additions	72	104
Revenue Recognized	224	162
End of Period	$274	$274

Earnings (loss) Per Share
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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. As of September 30, 2023 and 2022, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended September 30,
	2023	2022
Numerator:
Numerator for basic loss per share:
Net loss	$(21,197)	$(320,724)
Undeclared dividends on preferred stock	13,006	13,006
Net loss applicable to common shareholders	$(34,203)	$(333,730)
Numerator for diluted loss per share:
Diluted loss	$(21,197)	(320,724)
Net loss applicable to common shareholders	13,006	13,006
Net loss applicable to common shareholders	$(34,203)	$(333,730)
Denominator for basic loss per share
Denominator for basic loss per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	—
Denominator for diluted earnings (loss) assumed conversion	7,415,329	7,415,329
Net loss per share:
Basic net loss per share	$0.00	$(0.05)
Diluted net loss per share	$0.00	$(0.05)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended September 30,
	2023	2022
Stock options	157,000	157,000
Convertible preferred stock	6,234,640	5,891,580
Total potential dilutive securities not included in income per share	6,391,640	6,048,580

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2023 and June 30, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2023 and June 30, 2023, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets .

4. Inventories

	September 30,	June 30,
(in thousands)	2023	2023
Inventories:
Raw Material	$1,021	$882
Work-In-Process	117	86
Finished Goods	641	881
Total inventories	$1,779	$1,849
Allowance for obsolete inventory	(260)	(260)
Inventories, net	$1,519	$1,588

5. Related Party Transactions and Preferred Stock

    As of September 30, 2023 and 2022, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as September 30, 2023 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of September 30, 2023, and June 30, 2023 the cumulative dividends payable are $290,196 ($0.1451 per share) and $277,331 ($0.1387 per share), respectively.

    Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. Mr. DePiano, Jr. qualified as executor and has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

6. TD Note Payable

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

TD bank elected to exercise the term note conversion option to convert the loan balance of $201,575 to a five-year term note effective March 29, 2023 the "Conversion Date"). The scheduled monthly principal and interest payments in the amount of $4,247 began on April 29, 2023. Commencing on the Conversion Date, the aggregate principal balance outstanding bears interest at a fixed per annum rate of 9.49% pursuant to the loan's terms and conditions.

The future note payable payments as of September 30, 2023 are as follows:

Year ending June 30,	TD Note Payment

2024 (remainder of FY 2024)	26,094
2025	37,434

2026	41,145
2027	45,224
2028	35,708
Total	$185,605

7. Long-term debt

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

    The future annual principal amounts to be paid as of September 30, 2023 are as follows:

Year ending June 30,	EIDL Payment
2024 (remainder of FY 2024)	$2,324
2025	3,202
2026	3,324
2027	3,744
2028	3,594
Thereafter	131,904
Total	$148,092

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

Major Customer

    No customer accounted for more than 10% of net revenue during the three-month period ended September 30, 2023. No customer accounted for more than 10% during the three-month period ended September 30, 2022.

    As of September 30, 2023 the Company had two customers that represented 13% and 11% of the total accounts receivable balance. As of June 30, 2023 the Company had one customer that represents 24% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 39% and 12% of total purchases for the three-month period ended September 30, 2023. The Company's one largest supplier accounted for 38% of total purchases for the three-month period ended September 30, 2022.

    As of September 30, 2023, the Company had two suppliers that represented 25% and 12% of the total accounts payable balance. As of June 30, 2023, the Company had two suppliers that represent approximately 36% and 11% of the total accounts payable balance.
Disaggregated Revenue

    Domestic and international sales from operations are as follows:

( in thousands)	For the Three Months Ended September 30,
	2023		2022
Domestic	$1,502	51%	$1,620	62%
Foreign	1,443	49%	985	38%
Total	$2,945	100%	$2,605	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,
	2023	2022
Operating lease costs:
Fixed	$85,052	$85,436
Total:	$85,052	$85,436

    Supplemental cash flow information was as follows:

	Three Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$86,358	$84,592
Total	$86,358	$84,592

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2023:

Operating

2024 (reminder of FY 2023)	$264,544
2025	212,415
2026	3,928
2027	1,200
2028	1,200
Thereafter	600
Total lease payments	483,887
Less interest	19,709
Present value of lease liabilities	$464,178

    Average lease terms and discount rates were as follows:

	September 30,	June 30,
	2023	2023
Weighted-average remaining lease terms (years)
Operating leases	1.43	1.67
Weighted-average discount rate
Operating leases	5.70%	5.69%

10. Contingencies
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, information security, cybersecurity and data privacy risks, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated, including risks related to the COVID-19 pandemic, inflation, the ability to continue as a going concern including the ability to raise capital, manage operations and pursue business partnerships and cost-cutting measures, and the other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2023. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2023 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-month periods ended September 30, 2023 and 2022
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $340,000 or 13.1%, to $2,945,000 during the three months ended September 30, 2023, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of Sonomed's ultrasound products of $350,000.

•Consolidated cost of goods sold totaled approximately $1,648,000, or 56.0%, of total revenue for the three months ended September 30, 2023, as compared to $1,548,000, or 59.4%, of total revenue of the same period of last fiscal year. The decrease of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

•Consolidated marketing, general and administrative expenses decreased $8,000, or 0.7%, to $1,100,000 for the three months ended September 30, 2023, as compared to the same period of last fiscal year. The slight decrease in marketing, general and administrate expenses is mainly due to decreased Digital consulting expenses, decrease of receivable credit loss due to adoption of CECL model, offset by temporary hiring costs, increased sales compensation.

•Consolidated research and development expenses decreased $52,000, or 19.7%, to $212,000 for the three months ended September 30, 2023, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the three months ended September 30, 2023.
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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended June 30, 2023.

During the three months ended September 30, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses, however there were no significant impact and no changes in our significant accounting policies and estimates to our unaudited condensed consolidated financial statements.

Results of Operations
Three Months Ended September 30, 2023, and 2022
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months ended September 30, 2023, and 2022. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2023	2022	% Change
Net Revenue:
Products	$2,800	$2,443	14.6%
Service plans	145	162	(10.5)%
Total	$2,945	$2,605	13.1%

Consolidated net revenue increased approximately $340,000 or 13.1%, to $2,945,000 during the three months ended September 30, 2023, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales Sonomed's ultrasound products of $350,000.

The following table presents the domestic and foreign sales for the three months ended September 30, 2023, and 2022. The table amounts are in thousands:

	For the Three Months Ended September 30,
	2023		2022
Domestic	$1,502	51.0%	$1,620	62.2%
Foreign	1,443	49.0%	985	37.8%
Total	$2,945	100.0%	$2,605	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months ended September 30, 2023, and 2022. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2022	%	2022	%
Cost of Goods Sold:
	1,648	56.0%	1,548	59.4%
Total	1,648	56.0%	1,548	59.4%

Consolidated cost of goods sold totaled approximately $1,648,000, or 56.0%, of total revenue for the three months ended September 30, 2023, as compared to $1,548,000, or 59.4%, of total revenue of the same period of last fiscal year. The decrease of 3.4% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences.

    The following table presents consolidated marketing, general and administrative expenses for three months ended September 30, 2023 and 2022. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2023	2022	% Change
Marketing, General and Administrative:
	$1,100	$1,108	(0.7)%
Total	$1,100	$1,108	(0.7)%

Consolidated marketing, general and administrative expenses increased $8,000, or 0.7%, to $1,100,000 for the three months ended September 30, 2023, as compared to the same period of last fiscal year. The slight decrease in marketing, general and administrate expenses is mainly due to decreased Digital consulting expenses, decrease of receivable credit loss due to adoption of CECL model, offset by temporary hiring costs, increased sales compensation.

The following table presents consolidated research and development expenses for the three months ended September 30, 2023, and 2022.
Table amounts are in thousands:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
		2023	2022	% Change
Research and Development:
		212	$264	(19.7)%
Total		$212	$264	(19.7)%

Consolidated research and development expenses decreased $52,000, or 19.7%, to $212,000 for the three months ended September 30, 2023, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense during the three months ended September 30, 2023.

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

Israel-Hamas war

In October 2023, Hamas terrorists attacked Israel, and then Israel declared war and decimated the Gaza Strip. The Israel-Hamas war and conflicts could affect economic activity via lower trade with the Middle East, disruption of supply chain and collection of trade receivables in the region.

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

Liquidity and Capital Resources

Our total cash on hand as of September 30, 2023 was approximately $745,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $890,000 of cash on hand and restricted cash of $256,000 as of June 30, 2023.

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

As of September 30, 2023 we had an accumulated deficit of approximately $68.4 million, historically incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of September 30, 2023 and June 30, 2023. Table amounts are in thousands:

	September 30,	June 30,
	2023	2023
Current Ratio:
Current assets	$4,326	$4,637
Less: Current liabilities	2,605	2,853
Working capital	$1,720	$1,784
Current ratio	1.66 to 1	1. 63 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$800	$890
Total debt	800	890
Total equity	1,913	1,935
Total capital	$2,713	$2,825
Total debt to total capital	29.5%	31.5%

Working Capital Position
Working capital decreased approximately $63,000 as of September 30, 2023, and the current ratio increased to 1.66 to 1 from 1.63 to 1 when compared to June 30, 2023.
Debt to total capital ratio was 29.5% and 31.5% % as of September 30, 2023 and June 30, 2023, respectively. The decrease of debt to total capital ratio is mainly due to lease payments.
Cash Flow Used in Operating Activities
During the three months ended September 30, 2023 the Company used approximately $116,000 of cash in operating activities as compared to cash of approximately $310,000 used in operating activities during the three months ended September 30, 2022.
    For the three months ended September 30, 2023, its cash used in operations is due to a decrease in deferred revenue of $152,000, a decrease in accounts payable of $77,000, a decrease in lease liability of $80,000, a decrease in accrued expense of $36,000, and an increase in other current and non-current assets of $40,000, offset by a decrease in accounts receivable of approximately $158,000, and a decrease in inventory of $69,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows used in Investing Activities
Cash flows used in investing activities for the three-month period ended September 30, 2023 was due to purchase of fixed assets of $18,000. Cash flows used in investing activities for the three-month period ended September 30, 2022 was due to the addition to the patent of $7,000.
Cash Flows Used in Financing Activities
For the three months ended September 30, 2023 the cash used in financing activities was due to loan payments of $9,000 and repayment of EIDL loan of $1,000. For the three months ended September 30, 2022, the cash used in financing activities was due to an auto loan payment of $700 and repayment of EIDL loan of $500.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2023.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 5. Other Information

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

Escalon Medical Corp.
(Registrant)

Date: November 17, 2023	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 17, 2023	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer