Form 10-Q
period 2024-03-31
ESCALON MEDICAL CORP
filed 2024-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024
Commission File Number 0-20127

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 13, 2024.

PART I. FINANCIAL INFORMATION

Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$564,707	$889,674
Restricted cash	256,390	256,293
Accounts receivable	1,491,827	1,807,599
Less: allowance for credit losses	(132,624)	(153,878)
Accounts receivable, net	1,359,203	1,653,721
Inventories, net	1,804,929	1,587,989
Other current assets	166,600	249,790
Total current assets	4,151,829	4,637,467
Property and equipment, net	53,971	34,064
Right-of-use assets	276,089	503,647
License and patent, net	54,355	69,986
Other long term assets	62,787	62,787
Total assets	$4,599,031	$5,307,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$33,262	$37,087
Current portion of EIDL loan	3,172	3,105
Accounts payable	1,118,057	1,205,510
Accrued expenses	589,877	651,978
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	282,950	329,638
Deferred revenue	403,069	426,227
Other short-term liabilities	86,333	87,125
Total current liabilities	2,629,109	2,853,059
Note payable, net of current portion	135,483	159,511
EIDL loan, net of current portion	143,289	146,435
Operating lease liabilities, net of current portion	15,974	214,103
Total long-term liabilities	294,746	520,049
Total liabilities	2,923,855	3,373,108
Contingencies (Note 10)
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $961,173 and $922,331)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,679,282)	(68,419,615)
Total shareholders’ equity	1,675,176	1,934,843
Total liabilities and shareholders’ equity	$4,599,031	$5,307,951
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenues:
Products	$2,567,387	$3,285,396	$8,101,834	$8,582,183
Service plans	128,114	148,918	407,904	462,436
Revenues, net	2,695,501	3,434,314	8,509,738	9,044,619
Costs and expenses:
Cost of goods sold	1,578,727	1,720,853	4,835,402	5,021,470
Marketing, general and administrative	1,117,534	938,161	3,401,902	3,108,177
Research and development	155,848	185,750	515,213	641,316
Total costs and expenses	2,852,109	2,844,764	8,752,517	8,770,963
(Loss) income from operations	(156,608)	589,550	(242,779)	273,656
Other expense
Interest expense	(5,541)	(4,315)	(16,888)	(15,188)
Income tax expense	—	—	—	—
Net (loss) income	(162,149)	585,235	(259,667)	258,468
Undeclared dividends on preferred stocks	12,830	13,006	38,842	38,735
Net (loss) income applicable to common shareholders	$(174,979)	$572,229	$(298,509)	$219,733
Net (loss) income per share
Basic (loss) income per share	$(0.02)	$0.08	$(0.04)	$0.03
Diluted (loss) income per share	$(0.02)	$0.04	$(0.04)	$0.02
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	13,478,936	7,415,329	13,478,936
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(21,197)	(21,197)
Balance at September 30, 2023	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,440,812)	1,913,646
Net loss	—	—	—	—	—	(76,321)	(76,321)
Balance at December 31, 2023	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,517,133)	1,837,325
Net loss	—	—	—	—	—	(162,149)	(162,149)
Balance at March 31, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,679,282)	$1,675,176

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net loss	—	—	—	—	—	(320,724)	(320,724)
Balance at September 30, 2022	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,197,165)	1,157,293
Net loss	—	—	—	—	—	(6,043)	(6,043)
Balance at December 31, 2022	2,000,000	645,000	7,415,329	7,415	69,702,043	(69,203,208)	1,151,250
Net income	—	—	—	—	—	585,235	585,235
Balance at March 31, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,617,973)	$1,736,485

See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(259,667)	$258,468
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance of doubtful accounts	20,354	(93,400)
Depreciation and amortization	26,763	34,424
Non cash lease expense	227,558	215,772
Change in operating assets and liabilities:
Accounts receivable	274,164	(107,573)
Inventories	(216,940)	(61,238)
Other current and non-current assets	83,189	27,798
Accounts payable	(87,453)	35,375
Accrued expenses	(62,101)	(33,063)
Change in operating lease liability	(244,817)	(226,404)
Deferred revenue	(23,158)	(36,985)
Other short term and long term liabilities	(792)	(42,955)
Net cash used in operating activities	(262,900)	(29,781)
Cash Flows from Investing Activities:
Purchase of equipment	(31,038)	(6,687)
Purchase of patents	—	(7,155)
Net cash used in investing activities	(31,038)	(13,842)
Cash Flows from Financing Activities:
Repayment of note payable	(27,853)	(3,165)
Repayment of EIDL loan	(3,079)	(2,686)
Net cash used in financing activities	(30,932)	(5,851)
Net decrease in cash, cash equivalents and restricted cash	(324,870)	(49,474)
Cash and restricted cash, beginning of period	1,145,967	850,034
Cash and restricted cash, end of period	$821,097	$800,560

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash	$564,707	$544,320
Restricted cash	256,390	256,240
	$821,097	$800,560

Beginning of period
Cash	$889,674	$593,869
Restricted cash	256,293	256,165
	$1,145,967	$850,034

Supplemental Schedule of Cash Flow Information:

Interest paid	$16,985	$15,697
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
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2024, and the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on October 13, 2023. Operating results for the three months and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2024.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through March 31, 2024, the Company had incurred historical recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Accounting Policies

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of the new guidance will not have a material impact on the Company's unaudited consolidated financial statements. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions, and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivable that are current on their payment. For the nine-month period ended March 31, 2024, the adoption of the new guidance did not have a material impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain times when the expected credit loss is increased.
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
Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivables that are current on their payment. With adoption of the new standards, the small credit loss rate applied to current receivables will be mostly offset by the lower expected credit rate applied to over 120 days past due when less than 100% of expected credit loss is applied. The historical credit loss rate is adjusted for current conditions and management's assessment for factors such as international relations, economic conditions, and special-term contracts etc. For the nine-month period ended March 31, 2024, the adoption of the new guidance did not have a material impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain time when the expected credit loss is increased. The Company recorded an allowance for credit losses of approximately $132,624 and $153,878 as of March 31, 2024, and June 30, 2023, respectively.

The activity for the allowance for credit losses during the three-month and nine-month periods ended March 31, 2024, and the fiscal year ended June 30, 2023, is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, at the beginning of the period	$133,524	$241,349	$153,878	$236,349
Provision (Reversal)	—	(98,400)	(20,354)	(93,400)
Write-offs	(900)	—	(900)	—
Balance, at the end of the period	$132,624	$142,949	$132,624	$142,949

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

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $165,000 and $43,000, respectively for the three-month periods ended March 31, 2024 and 2023. Revenue recorded that was included within prior period deferred revenue was $440,000 and $300,000, respectively for nine month periods ended March 31, 2024, and 2023.

(in thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Beginning of Period	$316	$259	$426	$332
Additions	284	185	560	425
Revenue Recognized	197	149	583	462
End of Period	$403	$295	$403	$295

(Loss) earnings Per Share
The Company utilizes the two-class method to compute net (loss) income per common share. These participating securities included the Company’s convertible preferred stock which accrues dividends payable. The two-class method requires (loss) earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. As of March 31, 2024 and 2023, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Numerator for basic loss per share:
Net (loss) income	$(162,149)	$585,235	$(259,667)	$258,468
Undeclared dividends on preferred stock	12,830	13,006	38,842	38,735
Net (loss) income applicable to common shareholders	$(174,979)	$572,229	$(298,509)	$219,733
Numerator for diluted loss per share:
Diluted (loss) income	$(162,149)	$585,235	$(259,667)	$258,468
Undeclared dividends on preferred stock	12,830	13,006	38,842	38,735
Net (loss) income applicable to common shareholders	$(174,979)	$572,229	$(298,509)	$219,733
Denominator for basic (loss) earning per share
Denominator for basic (loss) earning per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	6,063,607	—	6,063,607
Denominator for diluted (loss) income assumed conversion	7,415,329	13,478,936	7,415,329	13,478,936
Net (loss) income per share:
Basic net (loss) income per share	$(0.02)	$0.08	$(0.04)	$0.03
Diluted net (loss) income per share	$(0.02)	$0.04	$(0.04)	$0.02

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Stock options	157,000	157,000	157,000	157,000
Convertible preferred stock	6,407,820	—	6,407,820	—
Total potential dilutive securities not included in loss per share	6,564,820	157,000	6,564,820	157,000

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2024 and June 30, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of March 31, 2024, and June 30, 2023, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

4. Inventories

	March 31,	June 30,
(in thousands)	2024	2023
Inventories:
Raw Material	$1,027	$882
Work-In-Process	388	86
Finished Goods	650	881
Total inventories	$2,065	$1,849
Allowance for obsolete inventory	(260)	(260)
Inventories, net	$1,805	$1,588

5. Related Party Transactions and Preferred Stock

    As of March 31, 2024, and 2023, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.
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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2024 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2024, and June 30, 2023, the cumulative dividends payable are $316,173 ($0.1581 per share) and $277,331 ($0.1387 per share), respectively.

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

The future note payable payments as of March 31, 2024 are as follows:

Year ending June 30,	TD Note Payment

2024 (remainder of FY 2024)	8,530
2025	37,434
2026	41,145
2027	45,224
2028	36,412
Total	$168,745

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

    The future annual principal amounts to be paid as of March 31, 2024 are as follows:

Year ending June 30,	EIDL Payment
2024 (remainder of FY 2024)	$782
2025	3,202
2026	3,324
2027	3,451
2028	3,582
Thereafter	132,120
Total	$146,461

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

Major Customer

    One customers accounted for 13% of net revenue during the three-month period ended March 31, 2024. One customer accounted for 11% of net revenue during the nine-month period ended March 31, 2024. No customer accounted for more than 10% during the three-month and nine-month periods ended March 31, 2023.

    As of March 31, 2024, the Company had two customers that represented 16% and 11% of the total accounts receivable balance. As of June 30, 2023, the Company had one customer that represented 24% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 36% and 11% of total purchases for the three-month period ended March 31, 2024. The Company's one largest supplier accounted for 40% of total purchases for the nine-month period ended March 31, 2024. The Company's two largest suppliers accounted for 44% and 11% of total purchases for the three-month period ended March 31, 2023. The Company's two largest suppliers accounted for 44% and 10% of total purchases for the nine-month period ended March 31, 2023.

    As of March 31, 2024, the Company had three suppliers that represented 29%, 12%, and 11% of the total accounts payable balance. As of June 30, 2023, the Company had two suppliers that represented approximately 36% and 11% of the total accounts payable balance.

Disaggregated Revenue

    Domestic and international sales from operations are as follows:

(in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2024		2023		2024		2023
Domestic	$1,339	50%	$1,903	55%	$4,394	52%	$5,258	58%
Foreign	1,357	50%	1,531	45%	4,116	48%	3,787	42%
Total	$2,696	100%	$3,434	100%	$8,510	100%	$9,045	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2024, and 2023 as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs:
Fixed	$84,970	$85,324	$254,992	$256,084
Total:	$84,970	$85,324	$254,992	$256,084

    Supplemental cash flow information was as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$88,224	$86,350	$262,387	$256,883
Total	$88,224	$86,350	$262,387	$256,883

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2024:

Operating

2024 (reminder of FY 2024)	$88,514
2025	212,415
2026	3,928
2027	1,200
2028	1,200
Thereafter	600
Total lease payments	307,857
Less interest	8,933
Present value of lease liabilities	$298,924

    Average lease terms and discount rates were as follows:

	March 31,	June 30,
	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	0.97	1.67
Weighted-average discount rate
Operating leases	5.72%	5.69%

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

Executive Overview—nine-month periods ended March 31, 2024, and 2023
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue decreased approximately $535,000 or 5.9%, to $8,510,000 during the nine months ended March 31, 2024, as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease in sales of Sonomed's ultrasound products of $467,000 during the nine months ended March 31, 2024.

•Consolidated cost of goods sold totaled approximately $4,836,000, or 56.8%, of total revenue for the nine months ended March 31, 2024, as compared to $5,021,000, or 55.5%, of total revenue of the same period of last fiscal year. The increase of 1.3% in cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences during the nine months ended March 31, 2024.

•Consolidated marketing, general and administrative expenses increased $294,000, or 9.5%, to $3,402,000 for the nine months ended March 31, 2024, as compared to the same period of last fiscal year. The increase in marketing, general and administrative expenses is mainly due to the recovery of bad debts of $113,000 during the prior year, tax expenses, and increase travel expense during the three months ended March 31, 2024.

•Consolidated research and development expenses decreased $126,000, or 19.7%, to $515,000 for the nine months ended March 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expense during the nine months ended March 31, 2024.
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
Critical Accounting Estimates
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

During the nine months ended March 31, 2024, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses, however there were no significant impact and no changes in our significant accounting estimates to our unaudited condensed consolidated financial statements.

Results of Operations
Three Months and Nine Months Ended March 31, 2024, and 2023
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months and nine months ended March 31, 2024, and 2023. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
Net Revenue:
Products	$2,568	$3,285	(21.8)%	$8,102	$8,582	(5.6)%
Service plans	128	149	(14.1)%	408	463	(11.9)%
Total	$2,696	$3,434	(21.5)%	$8,510	$9,045	(5.9)%

Consolidated net revenue decreased approximately $738,000 or 21.5%, to $2,696,000 during the three months ended March 31, 2024, as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease in sales of Sonomed's ultrasound products of $701,000 during the three months ended March 31, 2024.

Consolidated net revenue decreased approximately $535,000 or 5.9%, to $8,510,000 during the nine months ended March 31, 2024, as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease in sales of Sonomed's ultrasound products of $467,000 during the nine months ended March 31, 2024.

The following table presents the domestic and foreign sales for the three months and nine months ended March 31, 2024, and 2022. The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2024		2023		2024		2023
Domestic	$1,339	49.7%	$1,903	55.4%	$4,394	51.6%	$5,258	58.1%
Foreign	1,357	50.3%	1,531	44.6%	4,116	48.4%	3,787	41.9%
Total	$2,696	100.0%	$3,434	100.0%	$8,510	100.0%	$9,045	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months and nine months ended March 31, 2024, and 2022. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2024	%	2023	%	2024	%	2023	%
Cost of Goods Sold:
	$1,579	58.6%	$1,721	50.1%	4,836	56.8%	5,021	55.5%
Total	$1,579	58.6%	$1,721	50.1%	4,836	56.8%	5,021	55.5%

Consolidated cost of goods sold totaled approximately $1,579,000, or 58.6%, of total revenue for the three months ended March 31, 2024, as compared to $1,721,000, or 50.1%, of total revenue of the same period of last fiscal year. The increase of 8.5% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences during the three months ended March 31, 2024.

Consolidated cost of goods sold totaled approximately $4,836,000, or 56.8%, of total revenue for the nine months ended March 31, 2024, as compared to $5,021,000, or 55.5%, of total revenue of the same period of last fiscal year. The increase of 1.3% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences during the nine months ended March 31, 2024.

    The following table presents consolidated marketing, general and administrative expenses for three months and nine months ended March 31, 2024, and 2023. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
Marketing, General and Administrative:
	$1,118	$938	19.2%	$3,402	$3,108	9.5%
Total	$1,118	$938	19.2%	$3,402	$3,108	9.5%

Consolidated marketing, general and administrative expenses increased $180,000, or 19.2%, to $1,118,000 for the three months ended March 31, 2024, as compared to the same period of last fiscal year. The increase in marketing, general and administrative expenses is mainly due to the recovery of bad debts of $113,000 during the prior year, tax expenses, and increase travel expense during the three months ended March 31, 2024.

Consolidated marketing, general and administrative expenses increased $294,000, or 9.5%, to $3,402,000 for the nine months ended March 31, 2024, as compared to the same period of last fiscal year. The increase in marketing, general and administrative expenses is mainly due to he recovery of bad debts of $113,000 during the prior year, temporary hiring costs, increased network expenses and travel expenses during the nine months ended March 31, 2024.

The following table presents consolidated research and development expenses for the three months and nine months ended March 31, 2024, and 2023.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
Research and Development:
	$156	$186	(16.1)%	515	$641	(19.7)%
Total	$156	$186	(16.1)%	$515	$641	(19.7)%

Consolidated research and development expenses decreased $30,000, or 16.1%, to $156,000 for the three months ended March 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expenses offset by the increased current year's new consulting services designing the housing and mechanical inner parts of probes during the three months ended March 31, 2024.
Consolidated research and development expenses decreased $126,000, or 19.7%, to $515,000 for the nine months ended March 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expense during the nine months ended March 31, 2024.

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

The Company has operations or activities in countries and regions outside the United States. As a result, its global operations are affected by economic, political, and other conditions in the foreign countries in which it does business as well as U.S. laws regulating international trade, although the Company has not yet assessed that these wars have had a material effect on its financial position or results of operations.

Liquidity and Capital Resources

Our total cash on hand as of March 31, 2024 was approximately $565,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $890,000 of cash on hand and restricted cash of $256,000 as of June 30, 2023.

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

As of March 31, 2024, we had an accumulated deficit of approximately $68.7 million, historically incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2024, and June 30, 2023. Table amounts are in thousands:

	March 31,	June 30,
	2024	2023
Current Ratio:
Current assets	$4,152	$4,637
Less: Current liabilities	2,629	2,853
Working capital	$1,523	$1,784
Current ratio	1.58 to 1	1.63 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$614	$890
Total debt	614	890
Total equity	1,675	1,935
Total capital	$2,290	$2,825
Total debt to total capital	26.8%	31.5%

Working Capital Position
Working capital decreased approximately $261,000 as of March 31, 2024, and the current ratio decreased to 1.58 to 1 from 1.63 to 1 when compared to June 30, 2023.
Debt to total capital ratio was 26.8% and 31.5%  as of March 31, 2024, and June 30, 2023, respectively. The decrease of debt to total capital ratio is mainly due to lease payments.
Cash Flow Used in Operating Activities
During the nine months ended March 31, 2024, the Company used approximately $263,000 of cash in operating activities as compared to cash of approximately $30,000 used in operating activities during the nine months ended March 31, 2024.
    For the nine months ended March 31, 2024, its cash used in operations is due to an increase in inventory of $217,000, a decrease in accounts payable of $87,000, a decrease in lease liability of $245,000, and a decrease in deferred revenue of $23,000, offset by a decrease in accounts receivable of $274,000 and a decrease in current assets of $83,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
     For the nine months ended March 31, 2023, its cash used in operations is due to operating income of $258,000, an increase in accounts payable of $35,000, and a decrease in other current and non-current assets of $28,000, offset by an increase in accounts receivable of approximately $108,000, an increase of inventory of $61,000, a repayment of employer tax deferral of $43,000, and a decrease of other deferred revenue of $37,000 and a decrease in accrued expense of $33,000. The remaining offsetting items for cash provided by operations is comprised of less significant items
Cash Flows used in Investing Activities
Cash flows used in investing activities for the nine months ended March 31, 2024 was due to purchase of fixed assets of $31,000. Cash flows used in investing activities for the nine-month period ended March 31, 2023 was due to the addition to the patent of $7,000 and addition to the fixed assets of $7,000.
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2024 the cash used in financing activities was due to loan payments of $28,000 and repayment of EIDL loan of $3,000. For the nine months ended March 31, 2023 the cash used in financing activities was due to an auto loan payment of $3,000 and repayment of EIDL loan of $3,000.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2023.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2024	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer