Form 10-K
period 2024-06-30
ESCALON MEDICAL CORP
filed 2024-09-30
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the Fiscal year ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2023 was approximately $773,304, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 27, 2024, the registrant had 7,415,329 shares of common stock outstanding.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York facility. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2024 and 2023 were approximately $688,000 and $819,000, respectively.

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

Patents, Trademarks and Licenses
The pharmaceutical and medical device communities place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes for the purpose of strengthening the Company’s position in the market place and protecting the Company’s economic interests. The Company’s policy is to protect its technology by aggressively obtaining patent protection for substantially all of its developments and products, both in the United States and in selected countries outside the United States. It is the Company’s policy to file for patent protection in those foreign countries in which the Company believes such protection is necessary to protect its economic interests. The duration of the Company’s patents, trademarks and licenses vary through 2027. The Company has two United States patents that cover the Company’s technology. The Company believes that the impact of the patents is minimal in that our current products and revenue are driven less by our patents and more by our knowledge and trade secrets.

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

Human Capital
As of June 30, 2024, the Company employed 40 employees. Of these employees, 21 of the Company’s employees are employed in manufacturing, 14 are employed in general and administrative positions, and 5 are employed in sales and marketing. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Financial Risks
Due to the Company’s history of operating losses, we have compiled these financial statements based on the assumption the Company cannot continue as a going concern.

Our operations are subject to a number of factors that can affect our operating results and financial condition. Such factors include, but are not limited to: the continuous enhancement of the current products, development of new products; changes in domestic and foreign regulations; ability to manufacture successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, our products and our ability to raise capital to support our operations.

As of June 30, 2024, we had an accumulated deficit of $68.5 million, and had incurred historical recurring losses from operations and negative cash flows from operating activities in prior years except for the fiscal year ended June 30, 2023. While the overall trend has been toward profitability, having just one year out of the last five of income, the question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2024 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

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

ITEM 1C. CYBER SECURITY

Risk Management and Strategy

The Company recognizes the importance of cybersecurity and has implemented a comprehensive program to protect its information assets. Key components of our cybersecurity program include appointment of an Information Security Officer, who is the also the Chief Operating officer with extensive knowledge of cybersecurity issues, information security policies and procedures, engagement of third-party security experts, regular penetration testing, managed backup and data protection, managed threat response, hardware and software protections, physical security measures, employee training, internal cybersecurity audits, and ongoing product cybersecurity assessments. The Company maintains cybersecurity insurance covering its internal operations and customer-facing products.

Despite these measures, the Company cannot guarantee that it will be immune from cybersecurity threats. A successful attack could result in unauthorized access to our systems, data breaches, disruptions to our operations, and financial losses. We are committed to continually evaluating and enhancing our cybersecurity program to mitigate these risks.

Governance
The Company's Board of Directors receives regular reports from the Information Security Officer regarding the Company's cybersecurity program. The Board ensures that the Company has the necessary resources and authority to implement and maintain a sufficient cybersecurity program. The Information Security Officer reports directly to the Chief Executive Officer and is responsible for working with internal and third-party resources to develop and implement the Company's cybersecurity strategy, manage cybersecurity risks, and oversee the Company's cybersecurity operations.

ITEM 2. PROPERTIES

As of June 30, 2024, the Company leased an aggregate of 16,354 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. The Company's current corporate office lease of 2,186 square feet will expire on December 31, 2024. The New York facility lease of 6,728 square feet will expire on December 31, 2024. The Company's Wisconsin warehouse of 7,440 square feet will end on April 30, 2025.

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

    As of September 27, 2024 there were 1,254 holders of record of the Company’s common stock. On September 27, 2024 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.15 per share.
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

•Consolidated net revenue decreased approximately $198,000 or 1.6%, to $11,982,000 during the year ended June 30, 2024 as compared to the prior fiscal year. The decrease in net revenue is attributed to a decrease of approximately $466,000 in sales of Sonomed's ultrasound products mainly due to fulfillment of back orders during the prior fiscal year, a decrease in service plans revenue of $67,000 and a decrease of $71,000 of other Digital revenue. The decrease is offset by an increase of approximately $406,000 in sales of Trek products during the year ended June 30, 2024.

•Consolidated cost of revenue totaled approximately $6,835,000, or 57.0%, of total revenue during the year ended June 30, 2024, as compared to $6,699,000, or 55.0%, of total revenue of the prior fiscal year. The increase of 2.0% in cost of revenue as a percentage of total revenue is mainly due to change of product mix.

•Consolidated marketing, general and administrative expenses increased $378,000, or 9%, to $4,562,000 during the year ended June 30, 2024, as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to the temporary hiring expense, accounts receivable credit loss adjustment during the current year in contrast to the recovery of bad debts of $113,000 during the prior year, tax expenses, and increase travel expense during the year ended June 30, 2024.

•Consolidated research and development expenses decreased $131,000 or 16.0%, to $688,000 during the year ended June 30, 2024 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense and reduced headcount in year ended June 30, 2024.

Results of Operations

Years Ended June 30, 2024 and 2023
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2024 and 2023. Table amounts are in thousands:

	For the Years Ended June 30,
	2024	2023	% Change
Net Revenue:
Products	$11,425	$11,556	(1.1)%
Service plans	557	624	(10.7)%
Total	$11,982	$12,180	(1.6)%
Consolidated net revenue decreased approximately $198,000 or 1.6%, to $11,982,000 during the year ended June 30, 2024 as compared to the prior fiscal year. The decrease in net revenue is attributed to a decrease of approximately $466,000 in sales of Sonomed's ultrasound products mainly due to fulfillment of back orders during the prior fiscal year, a decrease in service plans revenue of $67,000 and a decrease of $71,000 of other Digital revenue. The decrease is offset by an increase of approximately $406,000 in sales of Trek products during the year ended June 30, 2024.

Foreign sales

    The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2024		2023
Domestic	$6,363	53.1%	$7,044	57.8%
Foreign	5,619	46.9%	5,136	42.2%
Total	$11,982	100.0%	$12,180	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the years ended June 30, 2024 and 2023. Table amounts are in thousands:

	For the Years Ended June 30,
	2024	%	2023	%
Cost of Revenue:
	$6,835	57.0%	$6,699	55.0%
Total	$6,835	57.0%	$6,699	55.0%

    Consolidated cost of revenue totaled approximately $6,835,000, or 57.0%, of total revenue during the year ended June 30, 2024, as compared to $6,699,000, or 55.0%, of total revenue of the prior fiscal year. The increase of 2.0% in cost of revenue as a percentage of total revenue is mainly due to change of product mix.

    The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2024 and 2023. Table amounts are in thousands:

	For the Years Ended June 30,
	2024	2023	% Change
Marketing, General and Administrative:
	$4,562	$4,184	9.0%
Total	$4,562	$4,184	9.0%

Consolidated marketing, general and administrative expenses increased $378,000, or 9%, to $4,562,000 during the year ended June 30, 2024 as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to due to the temporary hiring expense, accounts receivable credit loss adjustment during the current year in contrast to the recovery of bad debts of $113,000 during the prior year, tax expenses, and increase travel expense during the year ended June 30, 2024.

The following table presents consolidated research and development expenses for the years ended June 30, 2024 and 2023.
Table amounts are in thousands:

	For the Years Ended June 30,
	2024	2023	% Change
Research and Development:
	$688	$819	(16.0)%
Total	$688	$819	(16.0)%
Consolidated research and development expenses decreased $131,000, or 16.0%, to $688,000 during the year ended June 30, 2024 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to decreased consulting expense reduced headcount in year ended June 30, 2024.

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

Liquidity and Capital Resources

Our total cash as of June 30, 2024 consisted approximately $209,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $890,000 of cash on hand and restricted cash of $256,000 as of June 30, 2023. At June 30, 2024 and 2023, the Company’s balances exceeded federally insured limits by approximately $181,000 and $632,000, respectively.

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

As of June 30, 2024 we had an accumulated deficit of approximately $68.5 million, incurred recurring losses from operations and negative cash flows from operating activities in current year and as well as in prior years except for the year ended June 30, 2024. While the overall trend has been toward profitability, having just one year out of the last five of income, the question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2024 and 2023. Table amounts are in thousands:

	June 30,	June 30,
	2024	2023
Current Ratio:
Current assets	$4,397	$4,637
Less: Current liabilities	2,669	2,853
Working capital	$1,728	$1,784
Current ratio	1.65 to 1	1.63 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$525	$890
Total debt	525	890
Total equity	1,810	1,935
Total capital	$2,335	$2,825
Total debt to total capital	22.5%	31.5%
Working Capital Position
Working capital decreased approximately $56,000 to $1,728,000 as of June 30, 2024, and the current ratio increased to 1.65 to 1 to from 1.63 to 1 when compared to June 30, 2023.
The decrease in working capital is primarily attributed to a $184,000 reduction in current liabilities resulting from repayment of note payable and lease payments along with a $240,000 decline in current assets as of June 30, 2024 mainly due to increased inventory purchases and net operating loss.
Debt to total capital ratio was 22.5% and 31.5% as of June 30, 2024 and June 30, 2023, respectively.
Cash Flow (Used In) Provided By Operating Activities
During year ended June 30, 2024 the Company used approximately $603,000 of cash in operating activities as compared to approximately $325,000 of cash provided by operating activities during the year ended June 30, 2023.

    For the year ended June 30, 2024, its cash used in operations is mainly due to an increase in accounts receivable of 454,000, a decrease in lease liability of 328,000, and a decrease in deferred revenue of $146,000. The cash outflow is offset by an increase in accounts payable of $152,000 and a decrease in other current assets of 56,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
For the year ended June 30, 2023, its cash provided by operations is mainly due to a decrease in inventory of $44,000, an increase in accounts payable of $193,000 and an increase in deferred revenue of $94,000. The cash inflow is offset by a decrease in accrued expense of $250,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2024 was due to purchase of the fixed assets of $40,000. Cash flows used in investing activities for the year ended June 30, 2023 was due to purchase of the licenses of $7,000 and purchase of the fixed assets of $7,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the year ended June 30, 2024 the cash used in the financing activities of $37,000 was attributed to repayment of notes payable of $33,000, and repayment of EIDL loan of $4,000.
For the year ended June 30, 2023 the cash used in the financing activities of $15,000 was attributed to auto loan payment of $12,000, and repayment of EIDL loan of $3,000.
Off-balance Sheet Arrangements and Contractual Obligations

    The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2024 and 2023.
Critical Accounting Estimates
The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. Our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this report. We believe that these accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations.
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on July 1, 2024 and interim periods within beginning after July 1, 2025. Change to - The Company is currently evaluating the timing and impacts of adoption of this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending June 30, 2026. The Company is currently evaluating the timing and impacts of adoption of this ASU.

FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA
Escalon Medical Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2024, and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s historical recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010.

Marlton, New Jersey

September 30, 2024

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash	$209,033	$889,674
Restricted cash	256,422	256,293
Accounts receivable	2,295,263	1,807,599
Less: allowance for credit losses	(171,104)	(153,878)
Accounts receivable, net	2,124,159	1,653,721
Inventories	1,613,118	1,587,989
Other current assets	194,096	249,790
Total current assets	4,396,828	4,637,467
Property and equipment, net	48,878	34,064
Right-of-use assets	199,989	503,647
License and patent, net	49,442	69,986
Other long term assets	62,788	62,787
Total assets	$4,757,925	$5,307,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$34,177	$37,087
Current portion of EIDL loan	3,172	3,105
Accounts payable	1,357,222	1,205,510
Accrued expenses	588,317	651,978
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	207,966	329,638
Deferred revenue	280,004	426,227
Other short term liabilities	85,692	87,125
Total current liabilities	2,668,939	2,853,059
Note payable, net of current portion	128,825	159,511
Operating lease liabilities, net of current portion	8,071	214,103
EIDL loan, net of current portion	142,508	146,435
Total long-term liabilities	279,404	520,049
Total liabilities	2,948,343	3,373,108
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $974,003 and $922,331)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,544,876)	(68,419,615)
Total stockholders’ equity	1,809,582	1,934,843
Total liabilities and stockholders’ equity	$4,757,925	$5,307,951
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2024	2023
Net revenues:
Products	$11,424,899	$11,555,907
Service plans	556,610	624,314
Revenues, net	11,981,509	12,180,221
Costs and expenses:
Cost of revenue	6,835,317	6,698,858
Marketing, general and administrative	4,562,479	4,184,051
Research and development	688,189	818,769
Total costs and expenses	12,085,985	11,701,678
(Loss) income from operations	(104,476)	478,543
Other expense
Interest expense	(20,785)	(21,717)
Total other expense, net	(20,785)	(21,717)
Income tax expense	$—	$—
Net (loss) income	(125,261)	456,826
Less undeclared dividends on preferred stocks	51,672	51,600
Less income allocated to convertible preferred stocks	—	183,695
Net (loss) income applicable to common stockholders	$(176,933)	$221,531
Net (loss) income per share
Basic (loss) income per share applicable to common stockholder	$(0.02)	$0.03
Diluted (loss) income per share	$(0.02)	$0.03
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	13,564,202
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(125,261)	(125,261)
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,876,441)	$1,478,017
Net income	—	—	—	—	—	456,826	456,826
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net ( loss) income	$(125,261)	$456,826
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in allowance for credit loss	(16,420)	118,000
(Decrease) Increase in inventory reserve	(653)	60,000
Depreciation and amortization	46,015	45,202
Non cash lease expense	303,658	289,557
Change in operating assets and liabilities:
Accounts receivable	(454,018)	(229,971)
Inventories	(24,476)	(44,034)
Other current assets	55,694	(59,746)
Accounts payable	151,712	193,059
Accrued expenses	(63,661)	(250,018)
Change in operating lease liability	(327,704)	(304,737)
Deferred revenue	(146,223)	93,844
Other short-term and long-term liabilities	(1,434)	(42,836)
Net cash (used in) provided by operating activities	(602,771)	325,146
Cash Flows from Investing Activities:
Purchase of equipment	(40,285)	(6,687)
Purchase of license	—	(7,155)
Net cash used in investing activities	(40,285)	(13,842)
Cash Flows from Financing Activities:
Repayment of EIDL loan	(3,860)	(3,105)
Repayment of note payable	(33,596)	(12,266)
Net cash used in financing activities	(37,456)	(15,371)
Net (decrease) increase in cash, cash equivalents and restricted cash	(680,512)	295,933
Cash, and restricted cash, beginning of year	1,145,967	850,034
Cash, and restricted cash, end of year	$465,455	$1,145,967

Cash, and restricted cash consist of the following:
End of year
Cash	$209,033	$889,674
Restricted cash	256,422	256,293
	$465,455	$1,145,967
Beginning of year
Cash	$889,674	$593,869
Restricted cash	256,293	256,165
	$1,145,967	$850,034

Supplemental Schedule of Cash Flow Information:
Interest paid	$20,991	$22,281

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

To date, the Company’s operations have not generated sufficient revenues to enable profitability. Through June 30, 2024, the Company had incurred historical recurring losses from operations and incurred negative cash flows from operating activities in prior years except for the year ended June 30, 2023. While the overall trend has been toward profitability, having just one year out of the last five of income, the question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the filing date of this form 10-K.

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
Cash

For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits. As of June 30, 2024 there were no cash equivalents. At June 30, 2024 and 2023, the Organization’s balances exceeded federally insured limits by approximately $181,000 and $632,000, respectively.

Restricted Cash
As of June 30, 2024 and 2023 restricted cash included approximately $256,000, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivables that are current on their payment. With adoption of the new standards, the small credit loss rate applied to current receivables will be mostly offset by the lower expected credit rate applied to over 120 days past due when less than 100% of expected credit loss is applied. The historical credit loss rate is adjusted for current conditions and management's assessment for factors such as international relations, economic conditions, and special-term contracts etc. For the year ended June 30, 2024, the adoption of the new guidance did not have a material impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain time when the expected credit loss is increased. The Company recorded an allowance for credit losses of $171,104 and $153,878 as of  June 30, 2024 and 2023.

	For the Years ended June 30,
	2024	2023
Balance, July 1	$153,878	$236,349
Provision	37,546	4,600
Write-offs	(20,320)	(87,071)
Balance, June 30	$171,104	$153,878

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

	June 30,
	2024	2023
Raw materials	803,529	$882,093
Work in process	466,150	85,575
Finished goods	603,182	880,717
Total inventories	$1,872,861	$1,848,385

Allowance for obsolete inventory	259,743	260,396
Inventories	$1,613,118	$1,587,989
Property and Equipment

    Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2024 and 2023 was approximately $35,000 and $25,000, respectively.

    Property and equipment consist of the following:

	June 30,
	2024	2023
Equipment	$827,317	$777,785
Furniture and fixtures	128,499	128,499
Leasehold improvements	39,048	39,048
	994,864	945,332
Less: Accumulated depreciation and amortization	(945,986)	(911,268)
	$48,878	$34,064
Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2024 and 2023 the Company concluded that there were no triggering event that would result in impairment of the long-lived assets, including the ROU assets.
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

	Years ended June 30,
	2024	2023
Beginning of Year	$426,000	$333,000
Additions	692,000	717,000
Revenue Recognized	(838,000)	(624,000)
End of Year	$280,000	$426,000

Revenue recorded that was included within prior period deferred revenue was $289,000 and $315,000, respectively for the years ended June 30, 2024 and 2023.

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of revenue.
Research and Development
All research and development costs are charged to operations as incurred.
Losses (Earnings) Per Share

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earning per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. As of June 30, 2024 and 2023, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Years Ended June 30,
	2024	2023
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(125,261)	$456,826
Less undeclared dividends on convertible stocks	51,672	51,600
Less net income allocated to convertible preferred stocks	—	183,695
Net (loss) income applicable to common stockholders	$(176,933)	$221,531

Numerator for diluted (loss) earnings per share:
Net (loss) income	$(125,261)	$456,826
Undeclared dividends on convertible stocks	51,672	51,600
Net (loss) income applicable to convertible common stockholders	$(176,933)	$405,226
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	6,148,873
Denominator for diluted earnings per share - weighted average and assumed conversion	7,415,329	13,564,202
Net (loss) income per share:
Basic net (loss) income per share	$(0.02)	$0.03
Diluted net (loss) income per share	$(0.02)	$0.03

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2024	2023
Stock options	21,000	157,000
Convertible preferred stock	6,493,353	—
Total potential dilutive securities not included in income per share	6,514,353	157,000
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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2024 and June 30, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2024 and June 30, 2023, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets. There is no tax impact on the consolidated financial statements of the Company's current and prior years.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for the Company’s annual period beginning on July 1, 2024 and interim periods within beginning after July 1, 2025. Change to - The Company is currently evaluating the timing and impacts of adoption of this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending June 30, 2026. The Company is currently evaluating the timing and impacts of adoption of this ASU.

4. Intangible Assets
The Company's intangible assets consist of the following:

Licenses and Patents

    The Company capitalized and amortized its purchased licenses and patents over 10 years and 20 years, respectively. Amortization expense is approximately $20,000 for each of the years ended June 30, 2024 and 2023. Annual amortization related entirely to licenses and patents is estimated to be $20,000 for the years ending June 30, 2025 through 2026, and $5,000 for the year ending June 30, 2026.
The following table presents amortized licenses and patents as of June 30, 2024:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$214,065	$—	$214,065	$(164,623)	$49,442
Total	$214,065	$—	$214,065	$(164,623)	$49,442

The following table presents amortized licenses and patents as of June 30, 2023:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$214,065	$—	$214,065	$(144,079)	$69,986
Total	$214,065	$—	$214,065	$(144,079)	$69,986
5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2024	2023
Accrued compensation	$472,388	$470,896
Warranty reserve	32,078	32,078
Tax payable	41,646	101,103
Other accruals	42,205	47,901
Total accrued expenses	$588,317	$651,978

Accrued compensation as of June 30, 2024 and 2023 primarily relates to payroll, vacation accruals, and sales tax payable.

6. TD Note Payable

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2024 are as follows:

Year ending June 30,	TD Note Payment
2025	$34,177
2026	41,145
2027	45,224
2028	42,456
Total	$163,002

7. Long-term debt

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2024 are as follows:

Year ending June 30,	EIDL Loan Payment
2025	$3,172
2026	3,324
2027	3,744
2028	3,594
2029	3,731
Thereafter	128,115
Total	$145,680

8. Capital Stock Transactions
Stock Option Plans
As of June 30, 2024, the Company had in effect two employee stock option plans that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2024, options to purchase 21,000 shares of the Company’s common stock were outstanding and exercisable.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2024 and 2023:

	2024		2023
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	157,000	$1.47	157,000	$1.47
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(136,000)	1.57	—	$—
Outstanding at the end of the year	21,000	$0.79	157,000	$1.47
Exercisable at the end of the year	21,000	$0.79	157,000	1.47
The following table summarizes information about stock options outstanding as of June 30, 2024:

	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	1.83	$0.79	21,000	$0.79
Total	21,000			21,000
There was no compensation expense related to stock options for the years ended June 30, 2024 and 2023.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2024 and 2023 consists of the following:

	2024	2023
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	(49,877)	64,399
State	(3,482)	30,666
Change in valuation allowance	53,359	(95,065)
	—	—
Income tax expense (benefit)	$—	$—
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2024 and 2023 differ from statutory federal income tax rate due to the following:

	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State tax rate	4.17%	0.00%
Permanent differences	(5.87)%	0.00%
Return to provision	1.64%	0.00%
Other	24.36%	0.00%
Valuation allowance	(42.60)%	(21.00)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2024 and 2023 are as follows:

	2024	2023
Deferred income tax assets:
Net operating loss carryforward	$7,136,971	7,028,242
Stock options	3,306	33,877
Operating lease liability	44,930	155,111
Allowance for doubtful accounts	38,440	47,391
Accrued vacation	54,631	70,084
Inventory reserve	58,354	107,914
Accelerated depreciation	323,570	290,921
Warranty reserve	7,206	9,879
Total deferred income tax assets	7,667,408	7,743,419
Valuation allowance	(7,607,765)	(7,554,406)
	59,643	189,013
Deferred income tax liabilities:
Accelerated depreciation	(11,108)	(189,013)
Right of use asset	(48,535)	(167,459)
Total deferred income tax liabilities	(59,643)	(189,013)
	$—	$—
As of June 30, 2024, the Company has a valuation allowance of $7,607,765, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2024, the valuation allowance increased by $53,359 and during the year ended June 30, 2023, the valuation decreased by $95,065. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carry forwards of approximately $32,224,000 and $4,231,000, respectively, of which $23,819,000 and $2,259,000, respectively, will expire over the next ten years, $6,176,000 and $1,438,000, respectively, will expire in years eleven through twenty, and $2,229,000 and $533,000, respectively, which will not expire.
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

Fiscal year ended June 30, 2020 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2024, the Company did not have any significant unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes.

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

11. Related Party Transactions and Preferred Stock

    On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2024 and 2023, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2024 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2024 and 2023 the cumulative dividends payable is $329,003 ($0.1645 per share) and $277,331 ($0.1387 per share), respectively.

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

Major Customer

    One customer accounted for approximately 16% of net sales during the year ended June 30, 2024. One customer accounted for approximately 11% of net sales during the year ended June 30, 2023.

    As of June 30, 2024 the Company had two customer that represents approximately 37% and 14% of the total accounts receivable balance. As of June 30, 2023 the Company had one customer that represents approximately 24% of the total accounts receivable balance.

Major Supplier

    The Company's two largest suppliers accounted for 39% and 11% of the total purchases for the year ended June 30, 2024. The Company's two largest suppliers accounted for the total purchases for 42% and 11% of total purchases for the year ended June 30, 2023. As of June 30, 2024 the Company had two suppliers that represent approximately 25% and 21% of the total accounts payable balance. As of June 30, 2023 the Company had two supplier that represents 36% and 11% of the total accounts payable balance.

Foreign Sales
    Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2024		2023
Domestic	$6,363	53.1%	$7,044	57.8%
Foreign	5,619	46.9%	5,136	42.2%
Total	$11,982	100.0%	$12,180	100.0%

13. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's unaudited condensed consolidated statement of operations for the years ended June 30, 2024 and 2023 as follows:

	Year Ended June 30,
	2024	2023
Operating lease costs:
Fixed	$339,941	$341,136
Total:	$339,941	$341,136

    Supplemental cash flow information was as follows:

	Year Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$350,413	$343,241
Total	$350,413	$343,241

    Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2024	2023
Assets
Operating lease ROU assets	Right-of-use asset	$199,989	$503,647
Liabilities
Current	Current portion of operating lease liabilities	$207,966	$329,638
Non-current	Operating lease liabilities	$8,071	$214,103

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2024:

    The aggregate future lease payments for operating leases as of June 30, 2024 were as follows:

Operating

2025	$212,671
2026	4,269
2027	1,541
2028	1,541
2029	1,541
Thereafter	385
Total lease payments	221,948
Less interest	5,911
Present value of lease liabilities	$216,037

    Average lease terms and discount rates were as follows:

	June 30,
	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	0.81	1.67
Weighted-average discount rate
Operating leases	5.79%	5.69%
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
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review during the year ended June 30, 2023. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2023. Although additional controls were implemented mostly in the fourth fiscal quarter ending June 30, 2024, these remedies did not cover the entire fiscal year. Therefore, management concluded that the internal control over financial reporting remained ineffective as of June 30, 2024.
Remediation Plan for Existing Material Weakness
Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase the precision of the review of all assumptions used in the valuation of inventory , as well as to conduct senior management reviews of any and all material estimates that are applied in these instances.
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
Changes in Internal Control Over Financial Reporting
There were some changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2024 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These include standardizing the process for updating standard costs, enhancing data quality control through enhanced segregation of duties in both the updating and review stages and improving the accuracy of data in an Excel spreadsheet with multiple links and formulas. These changes strengthen the accuracy and reliability of the inventory valuation process.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers.

Name	Age	Position
Richard J. DePiano, Jr.	58	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	55	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	61	Director
C. Todd Trusk	57	Director
John P. Dogum	58	Director
David J. Jacovini	48	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 13, 2024. Officers serve at the discretion of the board of directors.
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

Mr. Dogum was appointed as a Class II director in February 2018. John P. Dogum is a partner at Martin Law where he has been working since 2003. He has concentrated his practice on litigating Pennsylvania workers’ compensation cases since 1992. Mr. Dogum has served as consultant to major insurers in addition to frequently appearing before Workers’ Compensation Judges in the Eastern region of Pennsylvania. Mr. Dogum has argued a case of first impression before the Third Circuit Court of Appeals. He has also litigated claims under the Federal Longshore and Harbor Workers’ Compensation Act. Mr. Dogum has been listed as a Pennsylvania Super Lawyer since 2009 as well as a Top 100 Philadelphia Super Lawyer in 2009. He has been listed as a Best Lawyer since 2013 by Best Lawyers in America. He holds a BS from the Susquehanna University and JD from the Widener University School of Law. We believe Mr. Dogum's operational, executive and professional experience qualifies him to serve as a member of our Board.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended June 30, 2024.
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
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Trusk, and David J. Jacovini. Our board of directors has determined that each audit member has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as such term is defined in the applicable regulations of the Securities.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2024 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2024 and 2023 the cumulative dividends payable is $329,003 ($0.1645 per share) and $277,331 ($0.1387 per share), respectively.
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
Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2024	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2023	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000
	2022	$182,000	$—	$—	$—	$—	$—	$22,000	$204,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2024	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2023	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810
	2022	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
            The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2024.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano, Jr.

	10,000	—	—	$0.79	5/7/2026

Compensation of Directors
    The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2024, none of our non-employee directors received any compensation.

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
    Security Ownership of Certain Beneficial Owners and Management
    The following table indicates, as of October 13, 2023 information about the beneficial ownership of our common stock by (1) each director as of October 13, 2024, (2) each Named Executive Officer, (3) all directors and executive officers as of October 13, 2024 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	10,000	4,450,833	(2)	60.0%
Mark G. Wallace	—		—%	—	—		*
Lisa A. Napolitano	—		—%	2,000	2,000		*
C. Todd Trusk	250		—%	7,000	7,250		*
John P. Dogum	—		—%	—	—		*
David J. Jocavinni	—		—%	—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%	19,000	4,460,083		60.1%

(*)	Less than one percent

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

Equity Compensation Plan Information
    The following table sets forth information, as of June 30, 2024, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by stockholders	21,000	$0.79
Equity Compensation plans not approved by stockholders	—	—	—
	21,000	$1.47	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2024 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2024 and 2023 the cumulative dividends payable is $329,003 ($0.1645 per share) and $277,331 ($0.1387 per share), respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
    The following table summarizes the aggregate fees billed to Escalon Medical Corp. by Marcum for the fiscal years ended June 30, 2024 and 2023.

	For the years ended June 30,
	2024	2023
Audit Fees	$128,000	$129,000
Audit-Related Fees	—	—
Tax Fees	45,000	40,000
All Other Fees	—	—
Total Fees	$173,000	$169,000
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
1.Documents Filed as Part of This Annual Report on Form 10-K:
a.Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
Consolidated Balance Sheets as of June 30, 2024 and 2023
Consolidated Statements of Operations for the years ended June 30, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023

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
Dated: September 30, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 30, 2024
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 30, 2024
Mark Wallace

By:	/s/ John P. Dogum	Director	September 30, 2024
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 30, 2024
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 30, 2024
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 30, 2024
David J Jacovini