Form 10-Q
period 2024-12-31
ESCALON MEDICAL CORP
filed 2025-02-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2024
Commission File Number 0-20127

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of February 13, 2025.

PART I. FINANCIAL INFORMATION
Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$520,584	$209,033
Restricted cash	256,486	256,422
Accounts receivable	1,781,852	2,295,263
Less: allowance for credit losses	(171,104)	(171,104)
Accounts receivable, net	1,610,748	2,124,159
Inventories	1,719,083	1,613,118
Other current assets	196,649	194,096
Total current assets	4,303,550	4,396,828
Property and equipment, net	38,224	48,878
Right-of-use assets	42,322	199,989
License and patent, net	39,617	49,442
Other long term assets	62,788	62,788
Total assets	$4,486,501	$4,757,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$38,329	$34,177
Current portion of EIDL loan	3,232	3,172
Accounts payable	891,782	1,357,222
Accrued expenses	704,627	588,317
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	35,706	207,966
Deferred revenue	341,887	280,004
Other short-term liabilities	83,325	85,692
Total current liabilities	2,211,277	2,668,939
Note payable, net of current portion	103,694	128,825
EIDL loan, net of current portion	140,772	142,508
Operating lease liabilities, net of current portion	7,372	8,071
Total long-term liabilities	251,838	279,404
Total liabilities	2,463,115	2,948,343
Contingencies (Note 10)
Shareholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $999,943 and $974,003)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,331,072)	(68,544,876)
Total shareholders’ equity	2,023,386	1,809,582
Total liabilities and shareholders’ equity	$4,486,501	$4,757,925
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Net revenues:
Products	$3,102,772	$2,734,397	$5,754,063	$5,534,447
Service plans	117,784	134,840	247,839	279,790
Revenues, net	3,220,556	2,869,237	6,001,902	5,814,237
Costs and expenses:
Cost of goods sold	1,646,575	1,607,810	3,214,763	3,256,675
Marketing, general and administrative	1,162,137	1,184,236	2,261,391	2,284,368
Research and development	155,940	147,715	296,799	359,365
Total costs and expenses	2,964,652	2,939,761	5,772,953	5,900,408
Income (loss) from operations	255,904	(70,524)	228,949	(86,171)
Other expense
Other expense	(5,000)	—	(5,000)	—
Interest expense	(4,883)	(5,797)	(10,145)	(11,347)
Income tax expense	—	—	—	—
Net income (loss)	246,021	(76,321)	213,804	(97,518)
Less undeclared dividends on preferred stocks	12,970	13,006	25,940	26,012
Less income allocated to convertible preferred stocks	110,327	—	88,935	—
Net income (loss) applicable to common shareholders	$122,724	$(89,327)	$98,929	$(123,530)
Net income (loss) per share
Basic income (loss) per share	$0.02	$(0.01)	$0.01	$(0.02)
Diluted income (loss) per share	$0.02	$(0.01)	$0.01	$(0.02)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	14,081,616	7,415,329	14,081,616	7,415,329

See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net loss	—	—	—	—	—	(32,217)	(32,217)
Balance at September 30, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,093)	1,777,365
Net income	—	—	—	—	—	246,021	246,021
Balance at December 31, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,331,072)	$2,023,386

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(21,197)	(21,197)
Balance at September 30, 2023	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,440,812)	1,913,646
Net loss	—	—	—	—	—	(76,321)	(76,321)
Balance at December 31, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,517,133)	$1,837,325

See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$213,804	$(97,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowance of doubtful accounts	—	20,354
Depreciation and amortization	20,479	23,180
Non cash lease expense	157,667	150,658
Change in operating assets and liabilities:
Accounts receivable	513,411	(270,790)
Inventories	(105,965)	180,444
Other current and non-current assets	(2,553)	38,960
Accounts payable	(465,440)	(218,001)
Accrued expenses	116,310	5,565
Change in operating lease liability	(172,959)	(161,420)
Deferred revenue	61,883	(110,688)
Other short term and long term liabilities	(2,367)	1,166
Net cash provided by (used in) operating activities	334,270	(438,090)
Cash Flows from Investing Activities:
Purchase of equipment	—	(40,286)
Net cash used in investing activities	—	(40,286)
Cash Flows from Financing Activities:
Repayment of note payable	(20,979)	(18,531)
Repayment of EIDL loan	(1,676)	(2,261)
Net cash used in financing activities	(22,655)	(20,792)
Net increase (decrease) in cash, cash equivalents and restricted cash	311,615	(499,168)
Cash and restricted cash, beginning of period	465,455	1,145,967
Cash and restricted cash, end of period	$777,070	$646,799

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash	$520,584	$390,441
Restricted cash	256,486	256,358
	$777,070	$646,799

Beginning of period
Cash	$209,033	$889,674
Restricted cash	256,422	256,293
	$465,455	$1,145,967

Supplemental Schedule of Cash Flow Information:

Interest paid	$11,464	$11,413
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
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2024, and the results of operations and cash flows for the interim periods ended December 31, 2024, and 2023, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 30, 2024. Operating results for the six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2025.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through December 31, 2024, while the Company had net income and positive cash flow from operations, however, it has historically had incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.
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
Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivables that are current on their payment. With adoption of the new standards, the small credit loss rate applied to current receivables will be mostly offset by the lower expected credit rate applied to over 120 days past due when less than 100% of expected credit loss is applied. The historical credit loss rate is adjusted for current conditions and management's assessment for factors such as international relations, economic conditions, and special-term contracts etc. For the six-month period ended December 31, 2024, the adoption of the new guidance did not have an impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain time when the expected credit loss is increased. The Company recorded an allowance for credit losses of approximately $171,104 as of December 31, 2024 and June 30, 2024, respectively.

The activity for the allowance for credit losses during the three-month and six-month periods ended December 31, 2024 and 2023, is as follows:

	For the three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Balance, at the beginning of the period	$171,104	$133,524	$171,104	$153,878
Reversal	—	—	—	(20,354)
Balance, at the end of the period	$171,104	$133,524	$171,104	$133,524

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

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $164,000 and $162,000, respectively for the three-month periods ended December 31, 2024 and 2023. Revenue recorded that was included within prior period deferred revenue was $272,000 and $386,000, respectively for the six-month periods ended December 31, 2024 and 2023.

(in thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Beginning of Period	329	$274	$280	$426
Additions	211	204	394	276
Revenue Recognized	198	162	332	386
End of Period	$342	$316	$342	$316

Earning (loss) Per Share
The Company utilizes the two-class method to compute net income (loss) per common share. These participating securities included the Company’s convertible preferred stock which accrues dividends payable. The two-class method requires earnings (loss) for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. As of December 31, 2024 and 2023, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Numerator for basic loss per share:
Net income (loss)	$246,021	$(76,321)	$213,804	$(97,518)
Undeclared dividends on preferred stock	12,970	13,006	25,940	26,012
Less: Net income allocating to participating securities	110,327	—	88,935	—
Net (income) loss applicable to common shareholders	$122,724	$(89,327)	$98,929	$(123,530)
Numerator for diluted income (loss) per share:
Net (income) loss	$246,021	$(76,321)	$213,804	$(97,518)
Undeclared dividends on preferred stock	12,970	13,006	25,940	26,012
Diluted income (loss)	$233,051	$(89,327)	$187,864	$(123,530)
Denominator for basic income (loss) per share
Denominator for basic income (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	6,666,287	—	6,666,287	—
Denominator for diluted income (loss) assumed conversion	14,081,616	7,415,329	14,081,616	7,415,329
Net income (loss) per share:
Basic net income (loss) per share	$0.02	$(0.01)	$0.01	$(0.02)
Diluted net income (loss) come per share	$0.02	$(0.01)	$0.01	$(0.02)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings (loss) per share.

	For the three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Stock options	21,000	157,000	21,000	157,000
Convertible preferred stock	—	6,234,640	—	6,234,640
Total potential dilutive securities not included in income (loss) per share	21,000	6,391,640	21,000	6,391,640

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

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2024 and June 30, 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2024 and June 30, 2024, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

4. Inventories

	December 31,	June 30,
(in thousands)	2024	2024
Inventories:
Raw Material	$903	$804
Work-In-Process	302	466
Finished Goods	735	603
Total inventories	$1,940	$1,873
Allowance for obsolete inventory	(221)	(260)
Inventories, net	$1,719	$1,613

5. Related Party Transactions and Preferred Stock

    As of December 31, 2024, and 2023, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of December 31, 2024 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of December 31, 2024, and June 30, 2024, the cumulative dividends payable are $354,943 ($0.1775 per share) and $329,003 ($0.1645 per share), respectively.

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

The future note payable payments as of December 31, 2024 are as follows:

Year ending June 30,	TD Note Payment

2025 (remainder of FY 2025)	$19,240
2026	41,145
2027	45,224
2028	35,693
2029	721
Total	$142,023

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

    The future annual principal amounts to be paid as of December 31, 2024 are as follows:

Year ending June 30,	EIDL Payment
2025 (remainder of FY 2025)	$1,555
2026	3,324
2027	3,744
2028	3,594
2029	3,731
Thereafter	128,056
Total	$144,004

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

Major Customer

    One customer accounted for 16% of net revenue during the three-month period ended December 31, 2024. One customer accounted for 17% of net revenue during the six-month period ended December 31, 2024. Two customer accounted for 14% and 11% of net revenue during the three-month period ended December 31, 2023. One customer accounted for 11% of net revenue during the six-month period ended December 31, 2023.

    As of December 31, 2024, the Company had two customers that represented 26% and 15% of the total accounts receivable balance, respectively. As of June 30, 2024, the Company had two customer that represented 37% and 14% of the total accounts receivable balance, respectively.

Major Supplier

    The Company's two largest suppliers accounted for 48% and 12% of total purchases for the three-month period ended December 31, 2024, respectively.     The Company's one largest supplier accounted for 43% of total purchases for the six-month period ended December 31, 2024. The Company's one largest supplier accounted for 47% of total purchases for the three-month period ended December 31, 2023. The Company's one largest supplier accounted for 43% of total purchases for the six-month period ended December 31, 2023.

    As of December 31, 2024, the Company had three suppliers that represented 38%, 17% and 10% of the total accounts payable balance, respectively As of June 30, 2024, the Company had two suppliers that represented approximately 25% and 21% of the total accounts payable balance, respectively.

Disaggregated Revenue

    Domestic and international sales from operations are as follows:

(in thousands)	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2024		2023		2024		2023
Domestic	$1,699	53%	$1,536	54%	$3,445	57%	$3,059	53%
Foreign	1,522	47%	1,333	46%	2,557	43%	2,755	47%
Total	$3,221	100%	$2,869	100%	$6,002	100%	$5,814	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three months and six months ended December 31, 2024 and 2023 as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs:
Fixed	$84,481	$84,970	$169,451	$170,022
Total:	$84,481	$84,970	$169,451	$170,022

    Supplemental cash flow information was as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$90,090	$87,805	$178,750	$174,163
Total	$90,090	$87,805	$178,750	$174,163

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of December 31, 2024:

Operating

2025 (reminder of FY 2025)	$33,836
2026	5,006
2027	2,278
2028	2,278
2029	1,541
Thereafter	385
Total lease payments	45,324
Less interest	2,246
Present value of lease liabilities	$43,078

    Average lease terms and discount rates were as follows:

	December 31,	June 30,
	2024	2024
Weighted-average remaining lease terms (years)
Operating leases	1.31	1.67
Weighted-average discount rate
Operating leases	6.27%	5.69%

The Company's corporate office lease and the New York facility lease, both of which expired on December 31, 2024 have been extended for one year. The monthly lease expense is $4,385 and $16,377 respectively. The Company has the option to renew the lease after the lease terms expires. However, it remains uncertain whether the Company will continue to extend. The Company makes policy election to not apply the not apply the standard to leases of 12 months or less, therefore, the two leases are not included in the operating lease ROU assets and lease liabilities as of December 31, 2024.

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

Executive Overview—six-month periods ended December 31, 2024 and 2023
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $188,000 or 3.2%, to $6,002,000 during the six months ended December 31, 2024, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of sales of Trek's gas products of $358,000 offset by a decrease in Sonomed's ultrasound products of $157,000 during the six months ended December 31, 2024.

•Consolidated cost of goods sold totaled approximately $3,215,000, or 53.6%, of total revenue for the six months ended December 31, 2024, as compared to $3,257,000, or 56.0%, of total revenue of the same period of last fiscal year. The decrease of 2.4% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, a decrease in Digital headcounts, reduced unit fixed cost of Trek, and an increase in a unit price of Sonomed's surgical products during six months ended December 31, 2024.

•Consolidated marketing, general and administrative expenses decreased $23,000, or 1.0%, to $2,261,000 for the six months ended December 31, 2024, as compared to the same period of last fiscal year. The decrease in marketing, general and administrative expenses is mainly due to a decrease in consulting and network expense offset by an increase in commission expense during the six months ended December 31, 2024.

•Consolidated research and development expenses decreased $62,000, or 17.3%, to $297,000 for the six months ended December 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expense during the six months ended December 31, 2024.
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

Results of Operations
Three and Six Months Ended December 31, 2024 and 2023
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months six months ended December 31, 2024 and 2023. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Net Revenue:
Products	$3,103	$2,734	13.5%	$5,754	$5,534	4.0%
Service plans	118	135	(12.6)%	248	280	(11.4)%
Total	$3,221	$2,869	12.3%	$6,002	$5,814	3.2%

Consolidated net revenue increased approximately $352,000 or 12.3%, to $3,221,000 during the three months ended December 31, 2024, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of sales of Trek's gas products of $101,000 and an increase in sales of Sonomed's ultrasound products of $260,000 during the six months ended December 31, 2024.

Consolidated net revenue increased approximately 188,000 or 3.2%, to 6,002,000 during the six months ended December 31, 2024, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of sales of Trek's gas products of $358,000 offset by a decrease in Sonomed's ultrasound products of $157,000 during the six months ended December 31, 2024.
The following table presents the domestic and foreign sales for the three months and six months ended December 31, 2024 and 2023. The table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2024		2023		2024		2023
Domestic	$1,699	52.7%	$1,536	53.5%	$3,445	57.4%	$3,059	52.6%
Foreign	1,522	47.3%	1,333	46.5%	2,557	42.6%	2,755	47.4%
Total	$3,221	100.0%	$2,869	100.0%	$6,002	100.0%	$5,814	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months and six months ended December 31, 2024 and 2023. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2024	%	2023	%	2024	%	2023	%
Cost of Goods Sold:
	$1,647	51.1%	$1,608	56.0%	3,215	53.6%	3,257	56.0%
Total	$1,647	51.1%	$1,608	56.0%	3,215	53.6%	3,257	56.0%

Consolidated cost of goods sold totaled approximately $1,647,000, or 51.1%, of total revenue for the three months ended December 31, 2024, as compared to $1,608,000, or 56.0%, of total revenue of the same period of last fiscal year. The decrease of 4.9% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, a decrease in Digital headcounts, reduced unit fixed cost, and an increase in a unit price of Sonomed' surgical products during the three months ended December 31, 2024.

Consolidated cost of goods sold totaled approximately $3,215,000, or 53.6%, of total revenue for the six months ended December 31, 2024, as compared to $3,257,000, or 56.0%, of total revenue of the same period of last fiscal year. The decrease of 2.4% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, a decrease in Digital headcounts, reduced unit fixed cost of Trek, and an increase in a unit price of Sonomed's surgical products during six months ended December 31, 2024.

    The following table presents consolidated marketing, general and administrative expenses for three months and six months ended December 31, 2024 and 2023. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Marketing, General and Administrative:
	$1,162	$1,184	(1.9)%	$2,261	$2,284	(1.0)%
Total	$1,162	$1,184	(1.9)%	$2,261	$2,284	(1.0)%

Consolidated marketing, general and administrative expenses decreased $22,000, or 1.9%, to $1,162,000 for the three months ended December 31, 2024, as compared to the same period of last fiscal year. during the three months ending December 31, 2024.

Consolidated marketing, general and administrative expenses decreased $23,000 , or 1.0%, to $2,261,000 for the six months ended December 31, 2024, as compared to the same period of last fiscal year. The decrease in marketing, general and administrative expenses is mainly due to a decrease in consulting and network expense offset by an increase in commission expense during the six months ending December 31, 2024.

The following table presents consolidated research and development expenses for the three months and six months ended December 31, 2024 and 2023.
Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Research and Development:
	$156	$148	5.4%	297	$359	(17.3)%
Total	$156	$148	5.4%	$297	$359	(17.3)%

Consolidated research and development expenses increased $8,000, or 5.4%, to $156,000 for the three months ended December 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expenses is mainly due to slight increase in Digital consulting expense during the three months ended December 31, 2024.
Consolidated research and development expenses decreased $62,000, or 17.3%, to 297,000 for the six months ended December 31, 2024, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expenses offset by the increased current year's new consulting services designing the housing and mechanical inner parts of probes during the six months ended December 31, 2024.

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

Liquidity and Capital Resources

Our total cash on hand as of December 31, 2024 was approximately $521,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $209,000 of cash on hand and restricted cash of $256,000 as of June 30, 2024.

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

As of December 31, 2024, we had an accumulated deficit of approximately $68.3 million, historically incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of December 31, 2024, and June 30, 2024. Table amounts are in thousands:

	December 31,	June 30,
	2024	2024
Current Ratio:
Current assets	$4,304	$4,397
Less: Current liabilities	2,211	2,669
Working capital	$2,093	$1,728
Current ratio	1.95 to 1	1.65 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$329	$525
Total debt	329	525
Total equity	2,023	1,810
Total capital	$2,353	$2,334
Total debt to total capital	14.0%	22.5%

Working Capital Position
Working capital increased approximately $365,000 as of December 31, 2024, and the current ratio increased to 1.95 to 1 from 1.65 to 1 when compared to June 30, 2024.
Debt to total capital ratio was 14.0% and 22.5%  as of December 31, 2024, and June 30, 2024, respectively. The decrease of debt to total capital ratio is mainly due to lease payments.
Cash Flow Provided by (Used in) Operating Activities
During the six months ended December 31, 2024, the Company provided approximately $334,000 of cash in operating activities as compared to cash of approximately $438,000 used in operating activities during the six months ended December 31, 2023.
    For the six months ended December 31, 2024, its cash provided by operations is due to a net income of $214,000, a decrease in accounts receivable of $513,000, and an increase in accrued liability of 116,000, and an increase in deferred revenue of $62,000, offset by a decrease in accounts payable of $465,000, and an increase in inventory of $106,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
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
Cash Flows used in Investing Activities
There were no cash flows in investing activities for the six months ended December 31, 2024. Cash flows used in investing activities for the six months ended December 31, 2023 was due to purchase of fixed assets of $40,000.
Cash Flows Used in Financing Activities
For the six months ended December 31, 2024 the cash used in financing activities was due to loan payments of $21,000 and repayment of EIDL loan of $2,000. For the six months ended December 31, 2023 the cash used in financing activities was due to loan payments of $19,000 and repayment of EIDL loan of $2,000.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2024.

(B)    Internal Control over Financial Reporting

There have been changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. These include continuously standardizing the process for updating standard costs, enhancing data quality control through enhanced segregation of duties in both the updating and review stages and improving the accuracy of data in an Excel spreadsheet with multiple links and formulas. These changes were designed to strengthen the accuracy and reliability of the inventory valuation process.

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

Escalon Medical Corp.
(Registrant)

Date: February 14, 2025	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 14, 2025	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer