Form 10-Q
period 2025-03-31
ESCALON MEDICAL CORP
filed 2025-05-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025
Commission File Number 0-20127

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value, outstanding as of May 13, 2025.

PART I. FINANCIAL INFORMATION
Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$540,908	$209,033
Restricted cash	256,518	256,422
Accounts receivable	2,299,899	2,295,263
Less: allowance for credit losses	(171,104)	(171,104)
Accounts receivable, net	2,128,795	2,124,159
Inventories	1,744,326	1,613,118
Other current assets	172,339	194,096
Total current assets	4,842,886	4,396,828
Property and equipment, net	34,348	48,878
Right-of-use assets	240,639	199,989
License and patent, net	34,705	49,442
Other long term assets	62,788	62,788
Total assets	$5,215,366	$4,757,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$40,184	$34,177
Current portion of EIDL loan	3,293	3,172
Accounts payable	1,063,081	1,357,222
Accrued expenses	763,256	588,317
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	71,121	207,966
Deferred revenue	376,018	280,004
Other short-term liabilities	89,303	85,692
Total current liabilities	2,518,645	2,668,939
Note payable, net of current portion	92,349	128,825
EIDL loan, net of current portion	139,862	142,508
Operating lease liabilities, net of current portion	169,652	8,071
Total long-term liabilities	401,863	279,404
Total liabilities	2,920,508	2,948,343
Contingencies (Note 10)
Shareholders' equity:
Series A convertible preferred stock,$0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,012,632 and $974,003)	645,000	645,000
Common stock,$0.001 par value; 35,000,000 shares authorized;7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,059,600)	(68,544,876)
Total shareholders’ equity	2,294,858	1,809,582
Total liabilities and shareholders’ equity	$5,215,366	$4,757,925
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenues:
Products	$3,314,827	$2,567,387	$9,068,890	$8,101,834
Service plans	159,365	128,114	407,204	407,904
Revenues, net	3,474,192	2,695,501	9,476,094	8,509,738
Costs and expenses:
Cost of goods sold	1,874,287	1,578,727	5,089,050	4,835,402
Marketing, general and administrative	1,159,113	1,117,534	3,420,504	3,401,902
Research and development	164,755	155,848	461,554	515,213
Total costs and expenses	3,198,155	2,852,109	8,971,108	8,752,517
Income (loss) from operations	276,037	(156,608)	504,986	(242,779)
Other expense
Other expense	—	—	(5,000)	—
Interest expense	(4,565)	(5,541)	(14,710)	(16,888)
Income tax expense	—	—	—	—
Net income (loss)	271,472	(162,149)	485,276	(259,667)
Less undeclared dividends on preferred stocks	12,689	12,830	38,629	38,842
Less income allocated to convertible preferred stocks	123,323	—	212,849	—
Net income (loss) applicable to common shareholders	$135,460	$(174,979)	$233,798	$(298,509)
Net income (loss) per share
Basic income (loss) per share	$0.02	$(0.02)	$0.03	$(0.04)
Diluted income (loss) per share	$0.02	$(0.02)	$0.03	$(0.04)
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	14,166,217	7,415,329	14,166,217	7,415,329

See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net loss	—	—	—	—	—	(32,217)	(32,217)
Balance at September 30, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,093)	1,777,365
Net income	—	—	—	—	—	246,021	246,021
Balance at December 31, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,331,072)	2,023,386
Net income	—	—	—	—	—	271,472	271,472
Balance at March 31, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,059,600)	$2,294,858

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(21,197)	(21,197)
Balance at September 30, 2023	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,440,812)	1,913,646
Net loss	—	—	—	—	—	(76,321)	(76,321)
Balance at December 31, 2023	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,517,133)	1,837,325
Net loss	—	—	—	—	—	(162,149)	(162,149)
Balance at March 31, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,679,282)	$1,675,176

See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$485,276	$(259,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowance of doubtful accounts	—	20,354
Depreciation and amortization	29,267	26,763
Non cash lease expense	187,280	227,558
Change in operating assets and liabilities:
Accounts receivable	(4,636)	274,164
Inventories	(131,208)	(216,940)
Other current and non-current assets	21,757	83,189
Accounts payable	(294,141)	(87,453)
Accrued expenses	174,939	(62,101)
Change in operating lease liability	(203,194)	(244,817)
Deferred revenue	96,014	(23,158)
Other short term and long term liabilities	3,611	(792)
Net cash provided by (used in) operating activities	364,965	(262,900)
Cash Flows from Investing Activities:
Purchase of equipment	—	(31,038)
Net cash used in investing activities	—	(31,038)
Cash Flows from Financing Activities:
Repayment of note payable	(30,469)	(27,853)
Repayment of EIDL loan	(2,525)	(3,079)
Net cash used in financing activities	(32,994)	(30,932)
Net increase (decrease) in cash, cash equivalents and restricted cash	331,971	(324,870)
Cash and restricted cash, beginning of period	465,455	1,145,967
Cash and restricted cash, end of period	$797,426	$821,097

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash	$540,908	$564,707
Restricted cash	256,518	256,390
	$797,426	$821,097

Beginning of period
Cash	$209,033	$889,674
Restricted cash	256,422	256,293
	$465,455	$1,145,967

Supplemental Schedule of Cash Flow Information:

Interest paid	$16,060	$16,985
Non Cash Finance Activities
Record right-of-use assets per ASC 842	$227,930	$—
Record lease liability per ASC 842	$227,930	$—
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
The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2025, and the results of operations and cash flows for the interim periods ended March 31, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 30, 2024. Operating results for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2025.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through March 31, 2025, while the Company had net income and positive cash flow from operations, however, it has historically incurred recurring losses from operations and incurred negative cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next 12 months following the issuance of these unaudited condensed consolidated financial statements.

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
Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. The Company adopted the current expected credit loss model prospectively from fiscal year 2024, and assessed the allowance for expected credit losses to reflect the risk of loss, even when that risk is remote. The Company continues to use the aging matrix in conjunction with the historical information, current conditions and reasonable and supportable forecasts. The Company groups most of the trade receivable by pools after adoption of the new standards while it analyzed the credit loss of the trade receivables one by one before adoption. The major difference is the estimate of the current expected credit loss for the receivables that are current on their payment. With adoption of the new standards, the small credit loss rate applied to current receivables will be mostly offset by the lower expected credit rate applied to over 120 days past due when less than 100% of expected credit loss is applied. The historical credit loss rate is adjusted for current conditions and management's assessment for factors such as international relations, economic conditions, and special-term contracts etc. For the nine-month period ended March 31, 2025, the adoption of the new guidance did not have an impact on the Company's unaudited consolidated financial statements. The Company will continue to assess the current expected credit loss. It may need to recognize a credit loss in the income statement earlier than under the legacy guidance at certain time when the expected credit loss is increased. The Company recorded an allowance for credit losses of approximately $171,104 as of March 31, 2025 and June 30, 2024, respectively.

The activity for the allowance for credit losses during the three-month and nine-month periods ended March 31, 2025 and 2024, is as follows:

	For the three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Balance, at the beginning of the period	$171,104	$133,524	$171,104	$153,878
Reversal	—	—	—	(20,354)
Write-offs	—	(900)	—	(900)
Balance, at the end of the period	$171,104	$132,624	$171,104	$132,624

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

Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $187,000 and $165,000, respectively for the three-month periods ended March 31, 2025 and 2024. Revenue recorded that was included within prior period deferred revenue was $459,000 and $440,000, respectively for the nine-month periods ended March 31, 2025 and 2024.

(in thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Beginning of Period	342	$316	$280	$426
Additions	316	284	710	560
Revenue Recognized	282	197	614	583
End of Period	$376	$403	$376	$403

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of the current period earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. As of March 31, 2025 and 2024, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Numerator for basic loss per share:
Net income (loss)	$271,472	$(162,149)	$485,276	$(259,667)
Undeclared dividends on preferred stock	12,689	12,830	38,629	38,842
Less: Net income allocating to participating securities	123,323	—	212,849	—
Net income (loss) applicable to common shareholders	$135,460	$(174,979)	$233,798	$(298,509)
Numerator for diluted income (loss) per share:
Net income (loss)	$271,472	$(162,149)	$485,276	$(259,667)
Undeclared dividends on preferred stock	12,689	12,830	38,629	38,842
Diluted income (loss)	$258,783	$(174,979)	$446,647	$(298,509)
Denominator for basic income (loss) per share
Denominator for basic income (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	6,750,888	—	6,750,888	—
Denominator for diluted income (loss) assumed conversion	14,166,217	7,415,329	14,166,217	7,415,329
Net income (loss) per share:
Basic net income (loss) per share	$0.02	$(0.02)	$0.03	$(0.04)
Diluted net income (loss) income per share	$0.02	$(0.02)	$0.03	$(0.04)

The following table summarizes convertible preferred stock and securities that, if exercised, would have an anti-dilutive effect on earnings (loss) per share.

	For the three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Stock options	21,000	157,000	21,000	157,000
Convertible preferred stock	—	6,407,820	—	6,407,820
Total potential dilutive securities not included in income (loss) per share	21,000	6,564,820	21,000	6,564,820

Income Taxes

    The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. For the three and nine months ended March 31, 2025 and March 31, 2024, the Company’s provision for income taxes and effective tax rate were zero.

    The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded. As of March 31, 2025 and June 30, 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

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

    The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of March 31, 2025 and June 30, 2024, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

4. Inventories

	March 31,	June 30,
(in thousands)	2025	2024
Inventories:
Raw Material	$1,148	$804
Work-In-Process	157	466
Finished Goods	656	603
Total inventories	$1,961	$1,873
Allowance for obsolete inventory	(217)	(260)
Inventories, net	$1,744	$1,613

5. Related Party Transactions and Preferred Stock

    As of March 31, 2025, and June 30, 2024, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demand payable.

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

    Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s shareholders.

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

    Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock are payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio described above. As of March 31, 2025, and June 30, 2024, the cumulative dividends payable are $367,632 ($0.1838 per share) and $329,003 ($0.1645 per share), respectively.

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

The future note payable payments as of March 31, 2025 are as follows:

Year ending June 30,	TD Note Payment

2025 (remainder of FY 2025)	$9,693
2026	41,145
2027	45,224
2028	36,471

Total	$132,533

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

    The future annual principal amounts to be paid as of March 31, 2025 are as follows:

Year ending June 30,	EIDL Payment
2025 (remainder of FY 2025)	$812
2026	3,324
2027	3,451
2028	3,582
2029	3,719
Thereafter	128,267
Total	$143,155

8. Concentration of Credit Risk

Credit Risk

Financial instruments, which potentially subject the Company to the concentration of credit risk, consist principally of cash and cash equivalents, restricted cash and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States and international. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

Major Customer

    One customer accounted for 14% of net revenue during the three-month period ended March 31, 2025. One customer accounted for 16% of net revenue during the nine-month period ended March 31, 2025. One customer accounted for 13% of net revenue during the three-month period ended March 31, 2024. One customer accounted for 11% of net revenue during the nine-month period ended March 31, 2024.

    As of March 31, 2025, the Company had one customer that represented 21% of the total accounts receivable balance. As of June 30, 2024, the Company had two customers that represented 37% and 14% of the total accounts receivable balance, respectively.

Major Supplier

    The Company's two largest suppliers accounted for 42% and 14% of total purchases for the three-month period ended March 31, 2025, respectively. The Company's one largest supplier accounted for 42% of total purchases for the nine-month period ended March 31, 2025. The Company's two largest suppliers accounted for 36% and 11% of total purchases for the three-month period ended March 31, 2024, respectively. The Company's one largest supplier accounted for 40% of total purchases for the nine-month period ended March 31, 2024.

    As of March 31, 2025, the Company had one supplier that represented 39% of the total accounts payable balance. As of June 30, 2024, the Company had two suppliers that represented approximately 25% and 21% of the total accounts payable balance, respectively.

Disaggregated Revenue

    Domestic and international sales from operations are as follows:

(in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2025		2024		2025		2024
Domestic	$1,789	51%	$1,339	50%	$5,218	55%	$4,394	52%
Foreign	1,685	49%	1,357	50%	4,258	45%	4,116	48%
Total	$3,474	100%	$2,696	100%	$9,476	100%	$8,510	100%

9. Leases

    The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in the cost of goods sold and marketing, general and administrative costs in our unaudited condensed consolidated statements of operations for the three months and nine months ended March 31, 2025 and 2024 as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs:
Fixed	$89,331	$84,970	$258,782	$254,992
Total:	$89,331	$84,970	$258,782	$254,992

    The supplemental cash flow information was as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$89,516	$88,224	$268,266	$262,387
Total	$89,516	$88,224	$268,266	$262,387

    The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2025:

Operating

2025 (reminder of FY 2025)	$23,853
2026	88,616
2027	88,258
2028	75,678
2029	1,541
Thereafter	385
Total lease payments	278,331
Less interest	37,558
Present value of lease liabilities	$240,773

    Average lease terms and discount rates were as follows:

	March 31,	June 30,
	2025	2024
Weighted-average remaining lease terms (years)
Operating leases	2.11	1.67
Weighted-average discount rate
Operating leases	5.71%	5.69%

The Company's corporate office lease and the New York facility lease, both of which expired on December 31, 2024, have been extended for one year. The monthly lease expense is $4,385 and $16,377 respectively. The Company has the option to renew the leases after the lease terms expires. However, it remains uncertain whether the Company will continue to extend. The Company has elected not to apply the standard to leases of 12 months or less, therefore, the two leases are not included in the operating lease ROU assets and lease liabilities as of March 31, 2025. The Company's Wisconsin facility lease, which will expire on April 30, 2025 has been extended to April 30, 2028, and is included in the operating lease ROU assets and lease liabilities as of March 31, 2025.

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

Executive Overview—nine-month periods ended March 31, 2025 and 2024
The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $966,000 or 11.4%, to $9,476,000 during the nine months ended March 31, 2025, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of sales of Trek's gas products of $546,000 and an increase in Sonomed's ultrasound products of $337,000 during the nine months ended March 31, 2025. The net revenue of AXIS also increased by $83,000 during the same period.

•Consolidated cost of goods sold totaled approximately $5,089,000, or 53.7%, of total revenue for the nine months ended March 31, 2025, as compared to $4,836,000, or 56.8%, of total revenue of the same period of last fiscal year. The decrease of 3.1% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, and a decrease in Digital headcounts during nine months ended March 31, 2025.

•Consolidated marketing, general and administrative expenses increased $19,000, or 0.6%, to $3,421,000 for the nine months ended March 31, 2025, as compared to the same period of last fiscal year. The increase in marketing, general and administrative expenses is mainly due to an increase in Sonomed payroll and commission expenses offset by a decrease in consulting expenses, network expenses and Corporate payroll expenses during the nine months ended March 31, 2025.

•Consolidated research and development expenses decreased $53,000, or 10.3%, to $462,000 for the nine months ended March 31, 2025, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expense during the nine months ended March 31, 2025.

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

Results of Operations
Three and Nine Months Ended March 31, 2025 and 2024
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months and nine months ended March 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Net Revenue:
Products	$3,315	$2,568	29.1%	$9,069	$8,102	11.9%
Service plans	159	128	24.2%	407	408	(0.2)%
Total	$3,474	$2,696	28.9%	$9,476	$8,510	11.4%

Consolidated net revenue increased approximately $778,000 or 28.9%, to $3,474,000 during the three months ended March 31, 2025, as compared to the same period of last fiscal year. The increase in net revenue mainly is attributed to an increase in sales of Sonomed's ultrasound products of $494,000 and an increase in sales of Trek's gas products of $188,000 during the three months ended March 31, 2025. The net revenue of AXIS also increased by $96,000 during the same period.

Consolidated net revenue increased approximately 966,000 or 11.4%, to 9,476,000 during the nine months ended March 31, 2025, as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase in sales of sales of Trek's gas products of $546,000 and an increase in Sonomed's ultrasound products of $337,000 during the nine months ended March 31, 2025. The net revenue of AXIS also increased by $83,000 during the same period.
The following table presents the domestic and foreign sales for the three months and nine months ended March 31, 2025 and 2024. The table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2025		2024		2025		2024
Domestic	$1,789	51.5%	$1,339	49.7%	$5,218	55.1%	$4,394	51.6%
Foreign	1,685	48.5%	1,357	50.3%	4,258	44.9%	4,116	48.4%
Total	$3,474	100.0%	$2,696	100.0%	$9,476	100.0%	$8,510	100.0%

The following table presents consolidated cost of goods sold and as a percentage of revenues for the three months and nine months ended March 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2025	%	2024	%	2025	%	2024	%
Cost of Goods Sold:
	$1,874	53.9%	$1,579	58.6%	5,089	53.7%	4,836	56.8%
Total	$1,874	53.9%	$1,579	58.6%	5,089	53.7%	4,836	56.8%

Consolidated cost of goods sold totaled approximately $1,874,000, or 53.9%, of total revenue for the three months ended March 31, 2025, as compared to $1,579,000, or 58.6%, of total revenue of the same period of last fiscal year. The decrease of 4.7% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, and a decrease in Digital headcounts during the three months ended March 31, 2025.

Consolidated cost of goods sold totaled approximately $5,089,000, or 53.7%, of total revenue for the nine months ended March 31, 2025, as compared to $4,836,000, or 56.8%, of total revenue of the same period of last fiscal year. The decrease of 3.1% in the cost of goods sold as a percentage of total revenue is mainly due to changes in product sales mix and geographic differences, inventory valuation adjustment resulted from unit cost adjustment, and a decrease in Digital headcounts during nine months ended March 31, 2025.

    The following table presents consolidated marketing, general and administrative expenses for three months and nine months ended March 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Marketing, General and Administrative:
	$1,159	$1,118	3.7%	$3,421	$3,402	0.6%
Total	$1,159	$1,118	3.7%	$3,421	$3,402	0.6%

Consolidated marketing, general and administrative expenses increased $41,000, or 3.7%, to $1,159,000 for the three months ended March 31, 2025, as compared to the same period of last fiscal year. The increase is mainly due to an increase in Sonomed salary and commission expenses during the three months ending March 31, 2025.

Consolidated marketing, general and administrative expenses increased $19,000, or 0.6%, to $3,421,000 for the nine months ended March 31, 2025, as compared to the same period of last fiscal year. The increase in marketing, general and administrative expenses is mainly due to an increase in Sonomed payroll and commission expenses offset by a decrease in consulting expenses, network expenses and Corporate payroll expenses during the nine months ending March 31, 2025.

The following table presents consolidated research and development expenses for the three months and nine months ended March 31, 2025 and 2024.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
Research and Development:
	$165	$156	5.8%	462	$515	(10.3)%
Total	$165	$156	5.8%	$462	$515	(10.3)%

Consolidated research and development expenses increased $9,000, or 5.8%, to $165,000 for the three months ended March 31, 2025, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. Both Digital and Sonomed consulting expenses had a slight increase during the three months ended March 31, 2025.
Consolidated research and development expenses decreased $53,000, or 10.3%, to 462,000 for the nine months ended March 31, 2025, as compared to the same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to decreased image management consulting expenses offset by the increased current year's new consulting services designing the housing and mechanical inner parts of probes during the nine months ended March 31, 2025.

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

Recently Announced Tariffs and Trade Measures

Beginning in the third quarter of FY2025, the U.S. government announced new tariffs on a broad range of imports, including a 10% tariff on most imports and additional individualized higher tariffs on certain specific goods and countries. In response, certain affected countries have imposed or may impose retaliatory tariffs on U.S. exports and may implement additional trade restrictions and/or other retaliatory measures in the future.

These recent and potential future tariffs and trade measures could adversely affect the Company’s business in several ways. Increased costs of imported raw materials, components, and finished goods may negatively impact profitability and gross margins. The Company may face challenges in passing these increased costs on to its customers due to competitive pressures or market conditions. Additionally, the uncertainty surrounding the duration and extent of these tariffs, as well as potential trade policy changes, could disrupt the Company’s supply chain, require alternative and potentially more expensive sourcing options, and impact long-term strategic planning and investment decisions. The imposition of retaliatory tariffs by other countries could also reduce the demand for the Company’s exported products, negatively impacting revenue and international sales.

Management is actively monitoring these developments, assessing the potential impacts on the Company’s business, and evaluating possible mitigation strategies, including exploring alternative sourcing, adjusting pricing strategies where feasible, and analyzing potential shifts in global supply chains. However, the ultimate financial impact of these tariffs and the associated uncertainty cannot be reasonably estimated at this time. This situation could have a material adverse effect on the Company’s future financial condition, results of operations, and cash flows. The Company will continue to evaluate these developments and provide updates in future filings as the situation evolves and more information becomes available.
Liquidity and Capital Resources

Our total cash as of March 31, 2025 was approximately $541,000 of cash on hand and restricted cash of approximately $257,000 compared to approximately $209,000 of cash on hand and restricted cash of $256,000 as of June 30, 2024.

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

As of March 31, 2025, we had an accumulated deficit of approximately $68.1 million, historically incurred recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q.

The following table presents overall liquidity and capital resources as of March 31, 2025, and June 30, 2024. Table amounts are in thousands:

	March 31,	June 30,
	2025	2024
Current Ratio:
Current assets	$4,843	$4,397
Less: Current liabilities	2,519	2,669
Working capital	$2,324	$1,728
Current ratio	1.92 to 1	1.65 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$516	$525
Total debt	516	525
Total equity	2,295	1,810
Total capital	$2,811	$2,334
Total debt to total capital	18.4%	22.5%

Working Capital Position
Working capital increased approximately $596,000 as of March 31, 2025, and the current ratio increased to 1.92 to 1 from 1.65 to 1 when compared to June 30, 2024.
Debt to total capital ratio was 18.4% and 22.5%  as of March 31, 2025, and June 30, 2024, respectively. The decrease of debt to total capital ratio is mainly due to lease payments.
Cash Flow Provided by (Used in) Operating Activities
During the nine months ended March 31, 2025, the Company provided approximately $365,000 of cash in operating activities as compared to cash of approximately $263,000 used in operating activities during the nine months ended March 31, 2024.
    For the nine months ended March 31, 2025, its cash provided by operations is due to a net income of $485,000, an increase in accrued expenses of 175,000, and an increase in deferred revenue of $96,000, offset by a decrease in accounts payable of $294,000, and an increase in inventory of 131,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
For the nine months ended March 31, 2024, its cash used in operations is due to an increase in inventory of $217,000, a decrease in accounts payable of $87,000, a decrease in lease liability of $245,000, and a decrease in deferred revenue of $23,000, offset by a decrease in accounts receivable of $274,000 and a decrease in other current assets of $83,000. The remaining offsetting items for cash provided by operations is comprised of less significant items.
Cash Flows used in Investing Activities
There were no cash flows in investing activities for the nine months ended March 31, 2025. Cash flows used in investing activities for the nine months ended March 31, 2024 was due to purchase of fixed assets of $31,000.
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2025 the cash used in financing activities was due to loan payments of $30,000 and repayment of EIDL loan of $3,000. For the nine months ended March 31, 2024 the cash used in financing activities was due to loan payments of $28,000 and repayment of EIDL loan of $3,000.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory and allowance for doubtful accounts, specifically over the precision of management’s review during the year end June 30, 2024.

(B)    Internal Control over Financial Reporting

There have been changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. These include continuously standardizing the process for updating standard costs, enhancing data quality control through enhanced segregation of duties in both the updating and review stages and improving the accuracy of data in an Excel spreadsheet with multiple links and formulas. These changes were designed to strengthen the accuracy and reliability of the inventory valuation process.

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

Escalon Medical Corp.
(Registrant)

Date: May 14, 2025	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer