Form 10-K
period 2025-06-30
ESCALON MEDICAL CORP
filed 2025-09-29
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the Fiscal year ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2024 was approximately $386,652, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of September 26, 2025, the registrant had 7,415,329 shares of common stock outstanding.

Auditor Name:	CBIZ, CPAs P.C.	Auditor Location:	Marlton, New Jersey	Auditor ID:	199

PART 1
Cautionary Factors That May Affect Future Results

Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” “would,” “seek,” and similar words or expressions. The Company’s forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, product development, the introduction of new products, the enhancement of existing products, the potential markets and uses for the Company’s products, the Company’s regulatory filings with the Food and Drug Administration ("FDA"), acquisitions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration on termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, the Company's ability to continue as a going concern, defending the Company in litigation matters and the Company’s cost-saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements, and the reader therefore should not consider the following list of risk factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The Company cautions the reader to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this Form 10-K annual report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). In some cases, these factors have impacted, and in the future (together with other unknown factors) could impact, the Company’s ability to implement the Company’s business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. Any expectation, estimate or projection contained in a forward-looking statement may not be achieved. The Company also cautions the reader that forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in the Company’s filings with the SEC.

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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Lake Success, New York facility. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2025 and 2024 were approximately $753,000 and $688,000, respectively.

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

The Company has received CE Mark on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. CE Mark indicates that a product has been assessed by the manufacturer and deemed to meet EU safety, health and environmental protection requirements. In addition to the CE Mark, some foreign countries require separate individual foreign regulatory clearances.

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

Human Capital
As of June 30, 2025, the Company employed 39 employees. Of these employees, 18 of the Company’s employees are employed in manufacturing, 15 are employed in general and administrative positions, and 6 are employed in sales and marketing. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTOR

In addition to other information contained in this report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.
Financial Risks
Due to the Company’s history of operating losses, we have compiled these financial statements based on the assumption there is substantial doubt related to our ability to continued as a going concern.

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

As of June 30, 2025, we had an accumulated deficit of $68.4 million, and had incurred historical recurring losses from operations and negative cash flows from operating activities in prior years except for the fiscal year ended June 30, 2023 and 2025. While the overall trend has been toward profitability, the Company had net profit for just two years of the last five years, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to the tariffs and the related impacts to the international business and supply chain cost impacts. The question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of above matters, our independent auditors have indicated in their report on our June 30, 2025 financial statements that there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of our creditors, and potentially be available for distribution to our stockholders, in the event of liquidation.

Our continued operations will ultimately depend on the ability to be profitable from our operations and the ongoing support of our stockholders and creditors.
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
On an ongoing basis, the Company evaluates its estimates, including, among others, those relating to:
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
The Company has received CE Mark on several of the Company’s products that allows the Company to sell the products in the countries comprising the European Community. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. The Company may not be able to obtain regulatory clearances for other products in the United States or foreign markets.
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
Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payers to keep these costs down. Certain proposals, if passed, would impose limitations on the prices the Company will be able to charge for the Company’s products, or the amounts of reimbursement available for its products from governmental agencies or third-party payers. These limitations could have a material adverse effect on the Company’s financial position and results of operations.
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

ITEM 1C. CYBER SECURITY

Risk Management and Strategy

The Company recognizes the importance of cybersecurity and has implemented a comprehensive program to protect its information assets. Key components of our cybersecurity program include appointment of an Information Security Officer, who is also the Chief Operating officer with extensive knowledge of cybersecurity issues, information security policies and procedures, engagement of third-party security experts, regular penetration testing, managed backup and data protection, managed threat response, hardware and software protections, physical security measures, employee training, internal cybersecurity audits, and ongoing product cybersecurity assessments. The Company maintains cybersecurity insurance covering its internal operations and customer-facing products.

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

ITEM 2. PROPERTIES

As of June 30, 2025, the Company leased an aggregate of 16,354 square feet of space for its (i) corporate offices in Wayne, Pennsylvania, (ii) Sonomed's manufacturing facility in Lake Success, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. Both the Company's current corporate office lease of 2,186 square feet and the New York facility lease of 6,728 square feet will expire on December 31, 2025. The Company has the option to renew the Corporate office and New York facility leases after the lease terms expires. The Company's Wisconsin warehouse of 7,440 square feet will end on April 30, 2028.

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
As of September 26, 2025 there were 1,252 holders of record of the Company’s common stock. On September 26, 2025 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.37 per share.
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
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the sections titled “Business” and “Risk Factors” and the consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, as well as assumptions that may never materialize or that may be proven incorrect. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and in other parts of this Annual Report.

The Company operates its business as one operating and reportable segment. For additional information, see “Note 14—Segment Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report.

Financial Highlights

The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item 1A of this Form 10-K.

•Consolidated net revenue increased approximately $64,000 or 0.5%, to $12,046,000 during the year ended June 30, 2025 as compared to the prior fiscal year. The increase in net revenue is mainly attributed to an increase of approximately $114,000 in sales of Trek products, offset by a decrease of $33,000 in sales of Sonomed products and a decrease of $17,000 in AXIS revenue during the year ended June 30, 2025.

•Consolidated cost of revenue totaled approximately $6,535,000, or 54.3%, of total revenue during the year ended June 30, 2025, as compared to $6,835,000, or 57.0%, of total revenue of the prior fiscal year. The decrease of 2.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

•Consolidated marketing, general and administrative expenses increased $63,000, or 1.4%, to $4,625,000 during the year ended June 30, 2025, as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to an increase in AXIS consulting expenses, Sonomed payroll and commission expenses offset by a decrease in network expenses and corporate payroll expenses during the year ended June 30, 2025.

•Consolidated research and development expenses increased $65,000 or 9.4%, to $753,000 during the year ended June 30, 2025 as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased AXIS consulting expenses during the year ended June 30, 2025.

Results of Operations

Years Ended June 30, 2025 and 2024
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2025 and 2024. Table amounts are in thousands:

	For the Years Ended June 30,
	2025	2024	% Change
Net Revenue:
Products	$11,514	$11,425	0.8%
Service plans	532	557	(4.5)%
Total	$12,046	$11,982	0.5%
Consolidated net revenue increased approximately $64,000 or 0.5%, to $12,046,000 during the year ended June 30, 2025 as compared to the prior fiscal year. The increase in net revenue is mainly attributed to an increase of approximately $114,000 in sales of Trek products, offset by a decrease of $33,000 in sales of Sonomed products and a decrease of $17,000 in AXIS revenue during the year ended June 30, 2025.
Foreign sales

The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2025		2024
Domestic	$6,741	56.0%	$6,363	53.1%
Foreign	5,305	44.0%	5,619	46.9%
Total	$12,046	100.0%	$11,982	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the years ended June 30, 2025 and 2024. Table amounts are in thousands:

	For the Years Ended June 30,
	2025	%	2024	%
Cost of Revenue:
	$6,535	54.3%	$6,835	57.0%
Total	$6,535	54.3%	$6,835	57.0%

Consolidated cost of revenue totaled approximately $6,535,000, or 54.3%, of total revenue during the year ended June 30, 2025, as compared to $6,835,000, or 57.0%, of total revenue of the prior fiscal year. The decrease of 2.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2025 and 2024. Table amounts are in thousands:

	For the Years Ended June 30,
	2025	2024	% Change
Marketing, General and Administrative:
	$4,625	$4,562	1.4%
Total	$4,625	$4,562	1.4%

Consolidated marketing, general and administrative expenses increased $63,000, or 1.4%, to $4,625,000 during the year ended June 30, 2025 as compared to the prior fiscal year. The increase in marketing, general and administrative expenses is mainly due to an increase in AXIS consulting expenses, Sonomed payroll and commission expenses offset by a decrease in network expenses and corporate payroll expenses during the year ended June 30, 2025.

The following table presents consolidated research and development expenses for the years ended June 30, 2025 and 2024.
Table amounts are in thousands:

	For the Years Ended June 30,
	2025	2024	% Change
Research and Development:
	$753	$688	9.4%
Total	$753	$688	9.4%
Consolidated research and development expenses increased $65,000, or 9.4%, to $753,000 during the year ended June 30, 2025 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to increased AXIS consulting expense during the year ended June 30, 2025.

Recently Announced Tariffs and Trade Measures

Beginning in the third quarter of fiscal year 2025, the U.S. government announced new tariffs on a broad range of imports, including a 10% tariff on most imports and additional individualized higher tariffs on certain specific goods and countries. In response, certain affected countries have imposed or may impose retaliatory tariffs on U.S. exports and may implement additional trade restrictions and/or other retaliatory measures in the future.

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

Liquidity and Capital Resources

Our total cash as of June 30, 2025 consisted approximately $546,000 of cash on hand and restricted cash of approximately $256,000 compared to approximately $209,000 of cash on hand and restricted cash of $257,000 as of June 30, 2024. At June 30, 2025 and 2024, the Company’s balances exceeded federally insured limits by approximately $290,000 and $181,000, respectively.

Because our operations have not historically generated sufficient revenues to achieve profitability we will continue to closely monitor costs and expenses and may need to raise additional capital to fund operations.

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

As of June 30, 2025 we had an accumulated deficit of approximately $68.4 million, historically incurred recurring losses from operations and negative cash flows from operating activities. The Company generated net income from operations in the current year and fiscal 2023, and reported positive cash flows from operating activities in the current year as well as in fiscal 2021 and 2023. While the overall trend has been toward profitability, The Company had net profit for just two years of the last five years, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to the tariffs and the related impacts to the international business and supply chain cost impacts. The question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-K.

The following table presents overall liquidity and capital resources as of June 30, 2025 and 2024. Table amounts are in thousands:

	June 30,	June 30,
	2025	2024
Current Ratio:
Current assets	$4,612	$4,397
Less: Current liabilities	2,685	2,669
Working capital	$1,927	$1,728
Current ratio	1.72 to 1	1.65 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$523	$525
Total equity	1,915	1,810
Total capital	$2,439	$2,335
Total debt to total capital	21.5%	22.5%
Working Capital Position
Working capital increased approximately $199,000 to $1,927,000 as of June 30, 2025, and the current ratio increased to 1.72 to 1 to from 1.65 to 1 when compared to June 30, 2024.
The increase in working capital is primarily attributed to a $215,000 increase in current assets as of June 30, 2025 mainly due to rise in current assets, driven by net operating income and higher inventory levels, as well as an increase in accrued expenses, partially offset by lease liability payments..
Debt to total capital ratio was 21.5% and 22.5% as of June 30, 2025 and June 30, 2024, respectively.
Cash Flow Provided By (Used In) Operating Activities
During year ended June 30, 2025 the Company provided approximately $381,000 of cash in operating activities as compared to approximately $603,000 of cash used in operating activities during the year ended June 30, 2024.

For the year ended June 30, 2025, its cash provided by operations is mainly due to a decrease in accounts receivable of $628,000, an increase in deferred revenue of $48,000, an increase in accrued expenses of $45,000, an increase in lease liability of $227,000, an increase in accounts payable of $30,000, and a decrease in other current assets of $30,000. The cash inflow is offset by an increase in inventories of 486,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
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
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the year ended June 30, 2025 was due to purchase of the fixed assets of $4,000. Cash flows used in investing activities for the year ended June 30, 2024 was due to purchase of the fixed assets of $40,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the year ended June 30, 2025 the cash used in the financing activities of $40,000 was attributed to repayment of notes payable of $37,000, and repayment of EIDL loan of $3,000.
For the year ended June 30, 2024 the cash used in the financing activities of $37,000 was attributed to repayment of notes payable of $33,000, and repayment of EIDL loan of $4,000.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2025 and 2024.
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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 expands disclosure requirements to require disaggregation of specified expense captions by natural expense categories. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those fiscal years beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating its impact on our footnote disclosures.
In July 2025, the FASB issued ASU 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets, and for entities other than public business entities, an accounting policy election to consider subsequent cash collections after the balance sheet date in estimating those losses. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company is currently evaluating the timing and impacts of adoption of this ASU.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Escalon Medical Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Escalon Medical Corp. and subsidiaries (the “Company”) as of June 30, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has historically incurred recurring losses from operations and incurred negative cash flows from operating activities, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

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

/s/ CBIZ, CPAs P.C.

CBIZ, CPAs P.C.

Marlton, New Jersey

September 29, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited, before the adjustments to retrospectively apply the changes in the accounting described in Note 3, the accompanying consolidated balance sheet of Escalon Medical Corp. (the “Company”) as of June 30, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America .

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in the accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Explanatory Paragraph – Going Concern The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditors from 2010 to 2025.

Marlton, New Jersey

September 30, 2024

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
Accounts receivable	1,667,394	2,295,263
Less: allowance for credit losses	(164,499)	(171,104)
Accounts receivable, net	1,502,895	2,124,159
Inventories	2,142,263	1,613,118
Other current assets	164,394	194,096
Total current assets	4,611,937	4,396,828
Property and equipment, net	34,589	48,878
Right-of-use assets	253,953	199,989
License and patent, net	29,792	49,442
Other long term assets	62,788	62,788
Total assets	$4,993,059	$4,757,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$40,708	$34,177
Current portion of EIDL loan	3,370	3,172
Accounts payable	1,387,192	1,357,222
Accrued expenses	633,422	588,317
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	86,521	207,966
Deferred revenue	327,919	280,004
Other short term liabilities	93,727	85,692
Total current liabilities	2,685,248	2,668,939
Note payable, net of current portion	85,761	128,825
Operating lease liabilities, net of current portion	168,015	8,071
EIDL loan, net of current portion	138,928	142,508
Total liabilities	3,077,952	2,948,343
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,025,531 and $974,003)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,439,351)	(68,544,876)
Total stockholders’ equity	1,915,107	1,809,582
Total liabilities and stockholders’ equity	$4,993,059	$4,757,925
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2025	2024
Net revenues:
Products	$11,514,336	$11,424,899
Service plans	531,812	556,610
Revenues, net	12,046,148	11,981,509
Costs and expenses:
Cost of revenue	6,535,090	6,835,317
Marketing, general and administrative	4,624,711	4,562,479
Research and development	753,130	688,189
Total costs and expenses	11,912,931	12,085,985
Income (loss) from operations	133,217	(104,476)
Other expense
Other expense	(5,000)	—
Interest expense, net	(22,692)	(20,785)
Total other expenses, net	(27,692)	(20,785)
Income tax expense	$—	$—
Net income (loss)	105,525	(125,261)
Less undeclared dividends on preferred stocks	51,528	51,672
Less income allocated to convertible preferred stocks	25,903	—
Net income (loss) applicable to common stockholders	$28,094	$(176,933)
Net income (loss) per share
Basic income (loss) per share applicable to common stockholder	$0.00	$(0.02)
Diluted income (loss) per share	$0.00	$(0.02)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	14,252,202	7,415,329
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net income	—	—	—	—	—	105,525	105,525
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,419,615)	$1,934,843
Net loss	—	—	—	—	—	(125,261)	(125,261)
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$105,525	$(125,261)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for credit loss	(6,605)	(16,420)
Decrease in inventory valuation	(42,838)	(653)
Depreciation and amortization	37,819	46,015
Non cash lease expense	211,191	303,658
Change in operating assets and liabilities:
Accounts receivable	627,869	(454,018)
Inventories	(486,307)	(24,476)
Other current assets	29,702	55,694
Accounts payable	29,970	151,712
Accrued expenses	45,105	(63,661)
Change in operating lease liability	(226,656)	(327,704)
Deferred revenue	47,915	(146,223)
Other short-term and long-term liabilities	8,035	(1,434)
Net cash provided by (used in) operating activities	380,725	(602,771)
Cash Flows from Investing Activities:
Purchase of equipment	(3,880)	(40,285)
Net cash used in investing activities	(3,880)	(40,285)
Cash Flows from Financing Activities:
Repayment of EIDL loan	(3,382)	(3,860)
Repayment of note payable	(36,533)	(33,596)
Net cash used in financing activities	(39,915)	(37,456)
Net increase (decrease) in cash, cash equivalents and restricted cash	336,930	(680,512)
Cash, and restricted cash, beginning of year	465,455	1,145,967
Cash, and restricted cash, end of year	$802,385	$465,455

Cash, and restricted cash consist of the following:
End of year
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
	$802,385	$465,455
Beginning of year
Cash	$209,033	$889,674
Restricted cash	256,422	256,293
	$465,455	$1,145,967

Supplemental Schedule of Cash Flow Information:
Interest paid	$21,035	$20,991
Non Cash Investing Activities

Non Cash Finance Activities
Right-of-use assets obtained in exchange for lease obligations	$265,155	$—
See notes to consolidated financial statements

Escalon Medical Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Escalon Medical Corp. ("Escalon" or "Company") is a Pennsylvania corporation initially incorporated in California in 1987, and reincorporated in Pennsylvania in November 2001. Within this document, the Company collectively shall mean Escalon, which includes its division called "Trek" and its wholly owned subsidiaries: Sonomed, Inc. (“Sonomed”), Escalon Digital Solutions, Inc. (“EMI”), and Sonomed IP Holdings, Inc.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through June 30, 2025, while the Company had net income and positive cash flow from operations, however, it has historically incurred recurring losses from operations and incurred negative cash flows from operating activities, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to tariffs and the related impacts to the international business and supply chain cost impacts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the following twelve months as of the filing date of this form 10-K.

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

The Company's continuance as a going concern is dependent on its future profitability and on the ongoing support of its shareholders, affiliates and creditors. In order to mitigate the going concern issues, the Company is actively pursuing business partnerships, managing its continuing operations, and implementing cost-cutting measures. The Company may not be successful in any of these efforts.

3. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
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
Segment Information

The Company has one operating and reportable segment. The Company’s CODM is its Chief Executive Officer and Chief Operating Officer, who reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance.
Cash
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits. At June 30, 2025 and 2024, the Organization’s balances exceeded federally insured limits by approximately $290,000 and $181,000, respectively.
Restricted Cash
As of June 30, 2025 and 2024 restricted cash included approximately $257,000 and $256,000, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 6).
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers financial conditions and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. The Company recorded an allowance for credit losses of $164,499 and $171,104 as of  June 30, 2025 and 2024, respectively. The opening balance of accounts receivable for the year ended June 30, 202 was $1,807,599. The movement within the accounts receivable balance was due to new orders and collections during the period.

The activity for the allowance for credit losses during years ended June 30, 2025 and 2024 , is as follows

	For the Years ended June 30,
	2025	2024
Balance, July 1	$171,104	$153,878
Provision	—	37,546
Recovery	(6,605)	—
Write-offs	—	(20,320)
Balance, June 30	$164,499	$171,104

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

	June 30,
	2025	2024
Raw materials	$1,120,605	$599,251
Work in process	96,496	455,607
Finished goods	925,162	558,260
Total inventories	$2,142,263	$1,613,118
Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2025 and 2024 was approximately $35,000 and $25,000, respectively.

Property and equipment consist of the following:

	June 30,
	2025	2024
Equipment	$821,950	$827,317
Furniture and fixtures	128,499	128,499
Leasehold improvements	39,048	39,048
	989,497	994,864
Less: Accumulated depreciation and amortization	(954,908)	(945,986)
	$34,589	$48,878
Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2025 and 2024 the Company performed a qualitative assessment and considered the totality of events and circumstances, including the existence of substantial doubt to continue as a going concern, and concluded that it is not more likely than not that the fair value of the related assets are below their carrying amount. Based on this assessment, no impairment charges were recorded for the periods presented.
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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of the notes payable and lease liabilities approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. .Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

Level 1: Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
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

	Years ended June 30,
	2025	2024
Beginning of Year	$280,000	$426,000
Additions	833,000	691,000
Revenue Recognized	(785,000)	(837,000)
End of Year	$328,000	$280,000

Revenue recorded that was included within prior period deferred revenue was $238,000 and $289,000, respectively for the years ended June 30, 2025 and 2024, respectively. The movement within the deferred revenue balance was due to new orders and the subsequent revenue recognition.

Shipping and Handling Revenues and Costs
Shipping and handling revenues are included in product revenue and the related costs are included in cost of revenue.
Research and Development
All research and development costs are charged to operations as incurred.
(Earnings) Losses Per Share

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earning per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. As of June 30, 2025 and 2024, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Years Ended June 30,
	2025	2024
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss)	$105,525	$(125,261)
Less undeclared dividends on convertible stocks	51,528	51,672
Less net income allocated to convertible preferred stocks	25,903	—
Net income (loss) applicable to common stockholders	$28,094	$(176,933)

Net income (loss)	$105,525	$(125,261)
Undeclared dividends on convertible stocks	51,528	51,672
Net income (loss) applicable to convertible common stockholders	$53,997	$(176,933)

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	6,836,873	—
Denominator for diluted earnings per share - weighted average and assumed conversion	14,252,202	7,415,329

Net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.02)
Diluted net income (loss) per share	$0.00	$(0.02)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2025	2024
Stock options	21,000	21,000
Convertible preferred stock	—	6,493,353
Total potential dilutive securities not included in income per share	21,000	6,514,353
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. For the years ended June 30, 2025 and 2024, the Company’s provision for income taxes and effective tax rate were zero.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded. As of June 30, 2025 and June 30, 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2025 and June 30, 2024, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

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

New Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 became effective for the Company's annual period ending June 30, 2025 and interim periods beginning after July 1, 2025. The Company adopted this ASU for the annual report for the year ended June 30, 2025. As a result, the Company has updated its segment disclosures in “Note 14– Segment Information,” providing more detailed information on significant expenses and other relevant segment items in accordance with the new guidance.

The adoption of ASU 2023-07 did not result in any changes to the Company’s reportable segments but did enhance the disclosures within our financial statements, increasing transparency for annual and interim reporting periods.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, FASB issued ASU 2024-03, Income Statement reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 expands disclosure requirements to require disaggregation of specified expense captions by natural expense categories. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those fiscal years beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating its impact on our footnote disclosures.
In July 30, 2025, the FASB issued ASU 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets, and for entities other than public business entities, an accounting policy election to consider subsequent cash collections after the balance sheet date in estimating those losses. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company is currently evaluating the timing and impacts of adoption of this ASU.

4. Intangible Assets
The Company's intangible assets consist of the following:

Licenses and Patents

The Company capitalized and amortized its purchased licenses and patents over 10 years and 20 years, respectively. Amortization expense is approximately $20,000 for each of the years ended June 30, 2025 and 2024. Annual amortization related entirely to licenses and patents is estimated to be $20,000 for the years ending June 30, 2026 and $5,000 for the year ending June 30, 2027.
The following table presents amortized licenses and patents as of June 30, 2025:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$214,065	$—	$214,065	$(184,273)	$29,792
Total	$214,065	$—	$214,065	$(184,273)	$29,792

The following table presents amortized licenses and patents as of June 30, 2024:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$214,065	$—	$214,065	$(164,623)	$49,442
Total	$214,065	$—	$214,065	$(164,623)	$49,442
5. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2025	2024
Accrued compensation	$526,307	$472,388
Warranty reserve	32,078	32,078
Tax payable	41,952	41,646
Other accruals	33,085	42,205
Total accrued expenses	$633,422	$588,317

Accrued compensation as of June 30, 2025 and 2024 primarily relates to payroll and vacation accrual.

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2025 are as follows:

Year ending June 30,	TD Note Payment
2026	$40,708
2027	44,743
2028	41,018
Total	$126,469

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2025 are as follows:

Year ending June 30,	EIDL Loan Payment
2026	$3,370
2027	3,499
2028	3,632
2029	3,771
2030	3,914
Thereafter	124,112
Total	$142,298

8. Capital Stock Transactions
Stock Option Plans
As of June 30, 2025, the Company had in effect one employee stock option plan that provide for incentive and non-qualified stock options. Under the terms of the plans, options may not be granted for less than the fair market value of the Common Stock at the date of grant. Vesting generally occurs ratably between one and five years and for non-employee directors, immediately, and the options are exercisable over a period no longer than 10 years after the grant date. As of June 30, 2025, options to purchase 21,000 shares of the Company’s common stock were outstanding and exercisable.
The following is a summary of Escalon’s stock option activity and related information for the fiscal years ended June 30, 2025 and 2024:

	2025		2024
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	21,000	$0.79	157,000	$1.47
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited			(136,000)	$1.57
Outstanding at the end of the year	21,000	$0.79	21,000	$0.79
Exercisable at the end of the year	21,000	$0.79	21,000	0.79
The following table summarizes information about stock options outstanding as of June 30, 2025:

	Number Outstanding at June 30, 2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2025	Weighted Average Exercise Price
Range of Exercise Prices
$0.79	21,000	0.83	$0.79	21,000	$0.79
Total	21,000			21,000
There was no compensation expense related to stock options for the years ended June 30, 2025 and 2024.

9. Income Taxes
The provision for income taxes for the years ended June 30, 2025 and 2024 consists of the following:

	2025	2024
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	501,054	(49,877)
State	33,333	(3,482)
Change in valuation allowance	(534,387)	53,359
	—	—
Income tax expense (benefit)	$—	$—
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2025 and 2024 differ from statutory federal income tax rate due to the following:

	2025	2024
Statutory federal income tax rate	21.00%	21.00%
State tax rate	1.40%	4.17%
Permanent differences	7.36%	(5.87)%
Return to provision	(59.68)%	1.64%
Expired net operating loss	494.52%	0.00%
State rate change	34.41%	0.00%
Other	7.40%	24.36%
Valuation allowance	(506.41)%	(42.60)%
Effective income tax rate	0.00%	0.00%
The components of the net deferred income tax assets and liabilities as of June 30, 2025 and 2024 are as follows:

	2025	2024
Deferred income tax assets:
Net operating loss carryforward	$6,532,220	7,136,971
Stock options	3,295	3,306
Operating lease liability	56,878	44,930
Allowance for doubtful accounts	36,843	38,440
Accrued vacation	59,149	54,631
Inventory reserve	48,580	58,354
174 R&D	392,908	323,570
Warranty reserve	7,184	7,206
Total deferred income tax assets	7,137,057	7,667,408
Valuation allowance	(7,073,376)	(7,607,765)
	63,681	59,643
Deferred income tax liabilities:
Accelerated depreciation	(6,673)	(11,108)
Right of use asset	(57,008)	(48,535)
Total deferred income tax liabilities	(63,681)	(59,643)
	$—	$—
As of June 30, 2025, the Company has a valuation allowance of $7,073,376, which primarily relates to the federal net operating loss carryforwards. During the year ended June 30, 2025, the valuation allowance decreased by $534,387 and during the year ended June 30, 2024, the valuation increased by $53,359. The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company’s earnings history, the number of years the Company’s operating loss can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings. The Company has available federal and state net operating loss carry forwards of approximately $29,513,000 and $4,241,000, respectively, of which $23,332,000 and $2,348,000, respectively, will expire over the next ten years, $3,953,000 and $1,361,000, respectively, will expire in years eleven through twenty, and $2,229,000 and $533,000, respectively, which will not expire. The Company’s deferred tax assets consist primarily of net operating loss (“NOLs”) carryforwards which may be able to be utilized against taxable income. However, the extent of the ability to utilize the NOLs could be limited under Internal Revenue Code Section 382. The Company has not completed a 382 study to date.
The Company continues to monitor the realization of its deferred tax assets based on changes in circumstances, for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provision and management’s assessment of the realizability of the Company’s deferred tax assets involve judgments and estimates. If taxable income expectations change, in the near term the Company may be required to reduce the valuation allowance which would result in a material benefit to the Company’s results of operations in the period in which the benefit is determined by the Company.

The Company files income tax returns in the U.S. and various state and local jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal year ended June 30, 2020 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount. At June 30, 2025, the Company did not have any unrecognized tax positions. The Company has provided what it believes to be an appropriate amount of tax for items that involve interpretation to the tax law. However, events may occur in the future that will cause the Company to reevaluate the current provision and may result in an adjustment to the liability for taxes. On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

11. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2025 and 2024, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable.

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2025 and 2024 the cumulative dividends payable is $380,531 ($0.1903 per share) and $329,003 ($0.1645 per share), respectively.

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

Major Customer

One customer accounted for approximately 17% of net sales during the year ended June 30, 2025. One customer accounted for approximately 16% of net sales during the year ended June 30, 2024.

As of June 30, 2025 the Company had one customer that represents approximately 21% of the total accounts receivable balance. As of June 30, 2024 the Company had two customer that represents approximately 37% and 14% of the total accounts receivable balance.

Major Supplier

The Company's one largest suppliers accounted for 43% of the total purchases for the year ended June 30, 2025. The Company's two largest suppliers accounted for the total purchases for 39% and 11% of total purchases for the year ended June 30, 2024.

As of June 30, 2025 the Company had two suppliers that represent approximately 30% and 28% of the total accounts payable balance. As of June 30, 2024 the Company had two supplier that represents 25% and 21% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2025		2024
Domestic	$6,741	56.0%	$6,362	53.1%
Foreign	5,305	44.0%	5,619	46.9%
Total	$12,046	100.0%	$11,982	100.0%

13. Leases

The Company leases certain facilities and equipment under operating leases. Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's audited consolidated statement of operations for the years ended June 30, 2025 and 2024 as follows:

	Year Ended June 30,
	2025	2024
Operating lease costs:
Fixed	$348,112	$339,941
Total:	$348,112	$339,941

Supplemental cash flow information was as follows:

	Year Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$357,781	$350,413
Total	$357,781	$350,413

Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2025	2024
Assets
Operating lease ROU assets	Right-of-use asset	$253,953	$199,989
Liabilities
Current	Current portion of operating lease liabilities	$86,521	$207,966
Non-current	Operating lease liabilities	$168,015	$8,071

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2025:

The aggregate future lease payments for operating leases as of June 30, 2025 were as follows:

Operating

2026	$94,683
2027	97,053
2028	84,473
2029	10,336
2030	8,448
Total lease payments	294,993
Less interest	40,457
Present value of lease liabilities	$254,536

Average lease terms and discount rates were as follows:

	June 30,
	2025	2024
Weighted-average remaining lease terms (years)
Operating leases	3.18	0.81
Weighted-average discount rate
Operating leases	5.74%	5.79%
14. Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance.
The Company’s CODM is consisted of the Chief Executive Officer and Chief Operating Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the Company’s reportable segment, as well as how the Company derives revenue, are consistent with those described in "Note 3-Basis of Presentation and Summary of Significant Accounting Policies” within these financial statements.

The CODM uses consolidated net income (loss), consistent with GAAP to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.

As the Company has only one reportable segment, all revenues, expenses, and operating results are attributable to that segment. Total assets attributable to the Company’s sole reportable segment were $4,993,059 and $4,757,925

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024
Revenue	$12,046,148	$11,981,509
Cost of Revenue (1)	(6,507,646)	(6,806,278)
Research and Development	(753,130)	(688,189)
Sales and Marketing	(1,202,636)	(1,266,187)
General and Administrative (1)(2)	(3,418,305)	(3,262,896)
Depreciation and Amortization	(37,819)	(46,015)
Credit loss Adjustment	6,605	16,420
Other expense	(5,000)	(1,490)
Interest expense, net	(22,692)	(22,275)
Segment net income (loss)	$105,525	$(125,261)

(1) 2025 and 2024 exclude depreciation and amortization expenses in cost of revenue, general and administrative expenses.
(2) 2025 and 2024 exclude the credit loss adjustment.

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
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review during the year ended June 30, 2023. Based on our evaluation and as a result of the material weakness identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2023. Although additional controls were implemented in the fourth fiscal quarter ending June 30, 2024 and during fiscal year 2025, these remedies did not cover the entire fiscal year. Therefore, management concluded that the internal control over financial reporting remained ineffective as of June 30, 2025.
Remediation Plan for Existing Material Weakness
Management is committed to the remediation of the material weakness described above. As such, controls will be added to both increase the precision of the review of all assumptions used in the valuation of inventory, as well as to conduct senior management reviews of any and all material estimates that are applied in these instances.
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
Changes in Internal Control Over Financial Reporting
The Company continues to improve its internal control over financial reporting that occurred during the year ended June 30, 2025 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These include standardizing the process for updating standard costs, enhancing data quality control through enhanced segregation of duties in both the updating and review stages and improving the accuracy of data in an Excel spreadsheet with multiple links and formulas. These changes strengthen the accuracy and reliability of the inventory valuation process.

ITEM 9B. OTHER INFORMATION
PART III.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers.

Name	Age	Position
Richard J. DePiano, Jr.	59	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	56	Chief Operating Officer and Principal Financial & Accounting Officer
Lisa A. Napolitano	62	Director
C. Todd Trusk	58	Director
John P. Dogum	59	Director
David J. Jacovini	49	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of September 29, 2025. Officers serve at the discretion of the board of directors.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16 (a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16 (a) filing requirements applicable to them for the year ended June 30, 2025.

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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2025 and 2024, the cumulative dividends payable is $380,531 ($0.1903 per share) and $329,003 ($0.1645 per share), respectively.
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
Compensation of Named Executive Officers
Summary Compensation Table

The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2025, and 2024.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2025	$182,000	$—	$—	$—	$—	$—	$23,000	$205,000
	2024	$182,000	$—	$—	$—	$—	$—	$23,000	$205,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2025	$149,000	$—	$—	$—	$—	$—	$13,000	$162,000
	2024	$149,000	$—	$—	$—	$—	$—	$12,810	$161,810

(1)Includes payment of, (a) an automobile allowance and (b) insurance premiums paid for life insurance.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding grants of equity awards held by the named executive officers as of June 30, 2025.

Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Richard J. DePiano, Jr.

	10,000	—	—	$0.79	5/7/2026
Compensation of Directors
The compensation committee of our board recommends director compensation to our board of directors based on factors it considers appropriate, market conditions and trends and the recommendations of management. In fiscal 2025, none of our non-employee directors received any compensation.

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
Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of September 28, 2025 information about the beneficial ownership of our common stock by (1) each director as of September 28, 2025, (2) each Named Executive Officer, (3) all directors and executive officers as of September 28, 2025 as a group and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.
Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	10,000	4,450,833	(2)	59.9%
Mark G. Wallace	—		—%	—	—		*
Lisa A. Napolitano	—		—%	2,000	2,000		*
C. Todd Trusk	250		—%	7,000	7,250		*
John P. Dogum	—		—%	—	—		*
David J. Jocavinni	—		—%	—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%	19,000	4,460,083		59.9%

(*)	Less than one percent
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

Equity Compensation Plan Information
The following table sets forth information, as of June 30, 2025, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity Compensation plans approved by stockholders	21,000	$0.79
Equity Compensation plans not approved by stockholders	—	—	—
	21,000	$0.79	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of June 30, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2025 and 2024 the cumulative dividends payable is $380,531 ($0.1903 per share) and $329,003 ($0.1645 per share), respectively.

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
The following table summarizes the aggregate fees billed to Escalon Medical Corp. by Marcum (until CBIZ CPAs took over effective 4/2/2025) for the fiscal years ended June 30, 2025 and 2024.

	For the years ended June 30,
	2025		2024
Audit Fees	$125,475	*	$128,225
Tax Fees	36,800		44,513
Total Fees	$162,275		$172,738
* Approximately $91,000 relates to CBIZ CPAs
In the table above, pursuant to definitions under the applicable regulations of the SEC, “audit fees” are fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, and primarily include accounting consultations and audits in connection with potential acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Documents Filed as Part of This Annual Report on Form 10-K:
a.Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (CBIZ CPAs P.C., Firm ID 199; Marcum LLP, Firm ID 688)
Consolidated Balance Sheets as of June 30, 2025 and 2024
Consolidated Statements of Operations for the years ended June 30, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024
Notes to Consolidated Financial Statements
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

3.1	(a)	Restated Articles of Incorporation of the Company.

	(b)	Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (8)
	(c)	Statement with respect to shares dated February 15, 2018. (18)
3.2		Bylaws of Registrant. (8)
4.1		Description of Securities
10.1		Employment Agreement between the Company and Richard J. DePiano dated May 12, 1998. (6)**

10.2		Company’s amended and restated 1999 Equity Incentive Plan. (13) **

10.30	Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004. (15)

10.40	Supplemental Executive Retirement Benefit Agreement for Richard DePiano dated June 23, 2005. (16)**

10.5	2013 Equity Incentive Plan dated December 27, 2013 incorporate by reference.
10.6	Business Loan Agreement with TD Bank, N.A. dated June 29, 2018. (19)
10.70	Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (19)
10.8	Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (19)
21	Subsidiaries. (11)

23.1	Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C..).
23.3	Consent of Independent Registered Public Accounting Firm (Marcum LLP.).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (*).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).

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
Dated: September 29, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	September 29, 2025
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	September 29, 2025
Mark Wallace

By:	/s/ John P. Dogum	Director	September 29, 2025
John P. Dogum

By:	/s/ Lisa Napolitano	Director	September 29, 2025
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	September 29, 2025
C. Todd Trusk

By:	/s/ David J Jacovini	Director	September 29, 2025
David J Jacovini