Form 10-Q
period 2025-09-30
ESCALON MEDICAL CORP
filed 2025-11-14
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value outstanding as of November 13, 2025.

PART 1. FINANCIAL INFORMATION
Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$615,791	$545,835
Restricted cash	256,582	256,550
Accounts receivable	1,412,003	1,667,394
Less: allowance for credit losses	(75,177)	(164,499)
Accounts receivable, net	1,336,826	1,502,895
Inventories	1,746,324	2,142,263
Other current assets	267,060	164,394
Total current assets	4,222,583	4,611,937
Property and equipment, net	35,752	34,589
Right-of-use assets	235,636	253,953
License and patent, net	24,880	29,792
Other long term assets	62,788	62,788
Total assets	$4,581,639	$4,993,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$38,329	$40,708
Current portion of EIDL loan	3,232	3,370
Accounts payable	1,180,382	1,387,192
Accrued expenses	747,375	633,422
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	76,381	86,521
Deferred revenue	277,468	327,919
Other short term liabilities	93,799	93,727
Total current liabilities	2,529,355	2,685,248
Note payable, net of current portion	78,308	85,761
Operating lease liabilities, net of current portion	160,422	168,015
EIDL loan, net of current portion	138,299	138,928
Total liabilities	2,906,384	3,077,952
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,038,537 and $1,025,531)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,679,203)	(68,439,351)
Total stockholders’ equity	1,675,255	1,915,107
Total liabilities and stockholders’ equity	$4,581,639	$4,993,059
See notes to condensed unaudited consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,
	2025	2024
Net revenues:
Products	$2,536,881	$2,651,291
Service plans	138,440	130,055
Revenues, net	2,675,321	2,781,346
Costs and expenses:
Cost of revenue	1,554,579	1,568,188
Marketing, general and administrative	1,107,395	1,099,254
Research and development	216,098	140,859
Total costs and expenses	2,878,072	2,808,301
Loss from operations	(202,751)	(26,955)
Other expense
Other expense	(32,797)	—
Interest expense, net	(4,304)	(5,262)
Total other expenses, net	(37,101)	(5,262)
Income tax expense	$—	$—
Net loss	(239,852)	(32,217)
Less undeclared dividends on preferred stocks	13,006	12,970
Net loss applicable to common stockholders	$(252,858)	$(45,187)
Net loss per share
Basic loss per share applicable to common stockholder	$(0.03)	$(0.01)
Diluted loss per share	$(0.03)	$(0.01)
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	7,415,329	7,415,329
See notes to condensed unaudited consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107
Net Loss	—	—	—	—	—	(239,852)	(239,852)
Balance at September 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,679,203)	$1,675,255

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net Loss	—	—	—	—	—	(32,217)	(32,217)
Balance at September 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,577,093)	$1,777,365
See notes to condensed unaudited consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024
	Unaudited
Cash Flows from Operating Activities:
Net loss	$(239,852)	$(32,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for credit loss	(89,322)	—
Depreciation and amortization	8,170	10,627
Non cash lease expense	18,317	79,188
Change in operating assets and liabilities:
Accounts receivable	255,391	192,768
Inventories	395,939	(192,550)
Other current assets	(102,666)	(30,529)
Accounts payable	(206,810)	38,443
Accrued expenses	113,953	867
Change in operating lease liability	(17,733)	(86,118)
Deferred revenue	(50,451)	49,239
Other short-term and long-term liabilities	72	3,611
Net cash provided by operating activities	85,008	33,329
Cash Flows from Investing Activities:
Purchase of equipment	(4,421)	—
Net cash used in investing activities	(4,421)	—
Cash Flows from Financing Activities:
Repayment of note payable	(9,832)	(11,815)
Repayment of EIDL loan	(767)	(819)
Net cash used in financing activities	(10,599)	(12,634)
Net increase in cash, cash equivalents and restricted cash	69,988	20,695
Cash, and restricted cash, beginning of period	802,385	465,455
Cash, and restricted cash, end of period	$872,373	$486,150

Cash, and restricted cash consist of the following:
End of period
Cash	$615,791	$229,696
Restricted cash	256,582	256,454
	$872,373	$486,150
Beginning of period
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
	$802,385	$465,455

Supplemental Schedule of Cash Flow Information:
Interest paid	$4,336	$6,548
See notes to condensed unaudited consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2025, and the results of operations and cash flows for the interim periods ended September 30, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 29, 2025. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2026.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. Through September 30, 2025, while the Company had positive cash flow from operations, however, it had net loss from operations for the three months ended September 30, 2025 and has historically incurred recurring losses from operations and incurred negative cash flows from operating activities, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to tariffs and the related impacts to the international business and supply chain cost impacts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Significant Accounting Policies

New Accounting Pronouncements
Recently Adopted Accounting Standards
In July 30, 2025, the FASB issued ASU 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets, and for entities other than public business entities, an accounting policy election to consider subsequent cash collections after the balance sheet date in estimating those losses. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company adopted this ASU for the three months ended September 30, 2025 and and the adoption did not have a material effect on the financial statements.
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
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers financial conditions and does not require collateral for accounts receivable arising in the normal course of business. The

Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. The Company recorded an allowance for credit losses of $75,177 and $164,499 as of  September 30, 2025 and June 30, 2025, respectively.

The activity for the allowance for credit losses during three months ended September 30, 2025 and 2024, is as follows

	For the Three Months Ended September 30,
	2025	2024
Balance, July 1	$164,499	$171,104
Recovery	(88,134)	—
Write-offs	(1,188)	—
Balance, September 30	$75,177	$171,104

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
Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $133,000 and $108,000, respectively for the three-month periods ended September 30, 2025 and 2024.

(in thousands)	For the Three Months Ended September 30,
	2025	2024
Beginning of Period	$328	$280
Additions	111	183
Revenue Recognized	(162)	(134)
End of Period	$277	$329

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earning per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2025 and 2024, the average market prices for the three months then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended September 30,
	2025	2024
Numerator:
Numerator for basic loss per share:
Net loss	$(239,852)	$(32,217)
Less undeclared dividends on convertible stocks	13,006	12,970
Net loss applicable to common stockholders	$(252,858)	$(45,187)

Net loss	$(239,852)	$(32,217)
Undeclared dividends on convertible stocks	13,006	12,970
Diluted loss	$(252,858)	$(45,187)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	—	—
Denominator for diluted earnings per share - weighted average and assumed conversion	7,415,329	7,415,329

Net loss per share:
Basic net loss per share	$(0.03)	$(0.01)
Diluted net loss per share	$(0.03)	$(0.01)

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended September 30,
	2025	2024
Stock options	21,000	21,000
Convertible preferred stock	6,923,580	6,579,820
Total potential dilutive securities not included in income per share	6,944,580	6,600,820
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the period in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. For the three months ended September 30, 2025 and 2024, the Company’s provision for income taxes and effective tax rate were zero.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded. As of September 30, 2025 and June 30, 2025, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2025 and June 30, 2025, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

4. Inventories

	September 30,	June 30,
(in thousands)	2025	2025
Inventories:
Raw Material	$905	$1,121
Work-In-Process	176	96
Finished Goods	665	925
Total inventories	$1,746	$2,142

5. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of September 30, 2025 and June 30, 2025, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demand payable.

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of September 30, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of September 30, 2025 and June 30, 2025 the cumulative dividends payable is $393,537 ($0.1968 per share) and $380,513 ($0.1903 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and left a will by which he appointed Richard J. DePiano, Jr., the Chief Executive Officer of the Company, as executor. Richard DePiano Jr. was elected to serve as chairman of the Company's board. The estate has been settled and is now held in Richard DePiano Sr Trust Under the Will (TUW) with Mr. DePiano, Jr. as the trustee.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the initial three-month term. Following the three month term if the loan is not repaid, the loan will become a 12 month term loan from the effective date with an interest rate fixed at Prime + 2% on the effective date.

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

The future annual principal amounts and accrued interest to be paid as of September 30, 2025 are as follows:

Year ending June 30,	TD Note Payment
2026 (remaining of FY 2026)	$30,876
2027	44,743
2028	41,018
Total	$116,637

On October 17, 2025, the Company fully repaid its outstanding loan with TD Bank of $113,960 with its restricted cash. As a result the Company has no outstanding balance under the facility as of the date of this report. This transaction occurred after September 30, 2025, (the balance sheet date), and is not reflected in the condensed consolidated financial statements included in this Form 10-Q.

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

The future annual principal amounts and accrued interest to be paid as of September 30, 2025 are as follows:

Year ending June 30,	EIDL Loan Payment
2026 (remaining of FY 2026)	$2,603
2027	3,499
2028	3,632
2029	3,771
2030	3,914
Thereafter	124,112
Total	$141,531

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

Major Customer

One customer accounted for approximately 17% of net sales during the three months ended September 30 2025. One customer accounted for approximately 18% of net sales during the three months ended September 30 2024.

As of September 30 2025, the Company had one customer that represents approximately 23% of the total accounts receivable balance. As of June 30, 2025, the Company had one customer that represents approximately 21% of the total accounts receivable balance.

Major Supplier

The Company's two largest suppliers accounted for 30% and 22% of the total purchases for the three months ended September 30 2025. The Company's one largest supplier accounted for the total purchases for 39% of total purchases for the three months ended September 30 2024.

As of September 30, 2025, the Company had two suppliers that represent approximately 31% and 13% of the total accounts payable balance. As of June 30, 2025, the Company had two suppliers that represents 30% and 28% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Three Months Ended September 30,
	2025		2024
Domestic	$1,626	60.8%	$1,746	62.8%
Foreign	1,049	39.2%	1,035	37.2%
Total	$2,675	100.0%	$2,781	100.0%

9. Leases

The Company leases certain facilities and equipment under operating leases and leases that meet the definition of a short term lease, as defined in ASC 842. The Company has elected not to apply the recognition requirements of ASC 842, for short term leases, as the term is12 months or less.. Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's condensed consolidated statement of operations for the three months ended September 30, 2025, and 2024 as follows:

	Three Months Ended September 30,
	2025	2024
Operating lease costs:
Fixed	$24,157	$84,970
Total:	$24,157	$84,970

The total amount of short term lease expense was approximately $66,000 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Supplemental cash flow information was as follows:

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$23,573	$88,659
Total	$23,573	$88,659

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of September 30, 2025:

The aggregate future lease payments for operating leases as of September 30, 2025 were as follows:

Operating

2026	$71,110
2027	97,053
2028	84,473
2029	10,336
2030	8,447
Total lease payments	271,419
Less interest	34,616
Present value of lease liabilities	$236,803

Average lease terms and discount rates were as follows:

	September 30, 2025	June 30, 2025
Weighted-average remaining lease terms (years)
Operating leases	2.93	3.18
Weighted-average discount rate
Operating leases	5.74%	5.74%

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

As the Company has only one reportable segment, all revenues, expenses, and operating results are attributable to that segment. Total assets attributable to the Company’s sole reportable segment were $4,685,993 and $4,993,059 as of September 30, 2025, and June 30, 2025.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30
	2025	2024
Revenue	$2,675,321	$2,781,346
Cost of Revenue (1)	(1,548,540)	(1,561,250)
Research and Development	(216,098)	(140,859)
Sales and Marketing	(310,526)	(267,810)
General and Administrative (1)(2)	(882,871)	(827,755)
Depreciation and Amortization	(8,171)	(10,627)
Credit loss Adjustment	88,134	—
Other expense	(32,797)	—
Interest expense, net	(4,304)	(5,262)
Segment net income (loss)	$(239,852)	$(32,217)

(1) 2025 and 2024 exclude depreciation and amortization expenses in cost of revenue, general and administrative expenses.

(2) 2025 and 2024 exclude the credit loss adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    Certain statements contained in, or incorporated by reference in, this report are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words or expressions. The Company's forward-looking statements include certain information relating to general business strategy, growth strategies, financial results, liquidity, the Company's ability to continue as a going concern, discontinued operations, research and development, product development, the introduction of new products, the potential markets and uses for the Company's products, the Company's ability to increase its sales campaign effectively, the Company's regulatory filings with the FDA, acquisitions, dispositions, the development of joint venture opportunities, intellectual property and patent protection and infringement, the loss of revenue due to the expiration or termination of certain agreements, the effect of competition on the structure of the markets in which the Company competes, increased legal, accounting and Sarbanes-Oxley compliance costs, information security, cybersecurity and data privacy risks, defending the Company in litigation matters and the Company's cost saving initiatives. The reader must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by assumptions that fail to materialize as anticipated, including risks related to inflation and tariffs, the ability to continue as a going concern including the ability to raise capital, manage operations and pursue business partnerships and cost-cutting measures, and the other risks described in the Company's Form 10-K for the fiscal year ended June 30, 2025. Consequently, no forward-looking statement can be guaranteed, and actual results may vary materially. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements, and the reader therefore should not consider the list of such factors contained in its periodic report on Form 10-K for the year ended June 30, 2025 and this Form 10-Q quarterly report to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Overview—three-month periods ended September 30, 2025 and 2024

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue decreased approximately $106,000 or 3.8%, to $2,675,000 during the three months ended September 30, 2025 as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to decrease of $129,000 in sales of Sonomed products, a decrease of $15,000 in sales of Trek products offset by an increase in AXIS net revenue of $38,000 during the three months ended September 30, 2025.

•Consolidated cost of revenue totaled approximately $1,555,000, or 58.1%, of total revenue during the three months ended September 30, 2025, as compared to $1,568,000, or 56.4%, of total revenue of of the same period of last fiscal year. The increase of 1.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

•Consolidated marketing, general and administrative expenses increased $8,000, or 0.7%, to $1,107,000 the three months ended September 30, 2025, as compared to the same period of last fiscal year. The increase is mainly due to a $47,000 increase in payroll, $27,000 in advertising expenses, and $22,000 in legal expenses, partially offset by an $88,000 accounts receivable credit loss adjustment during the three months ended September 30, 2025.

•Consolidated research and development expenses increased $75,000 or 53.2%, to $216,000 September 30, 2025 during the three months ended as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is due to both increased ultrasound and nonrecurring AXIS consulting expenses during the three months ended September 30, 2025.

Company Overview

    The following discussion should be read in conjunction with the interim consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

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

Our significant accounting policies are more fully described in Note 3—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended September 30, 2025 and 2024
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three months ended September 30, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2025	2024	% Change
Net Revenue:
Products	$2,537	$2,651	(4.3)%
Service plans	138	130	6.2%
Total	$2,675	$2,781	(3.8)%
Consolidated net revenue decreased approximately $106,000 or 3.8%, to $2,675,000 during the three months ended September 30, 2025 as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to decrease of $129,000 in sales of Sonomed products, a decrease of $15,000 in sales of Trek products offset by an increase in AXIS net revenue of $38,000 during the three months ended September 30, 2025.
Foreign sales

The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2025		2024
Domestic	$1,626	60.8%	$1,746	62.8%
Foreign	1,049	39.2%	1,035	37.2%
Total	$2,675	100.0%	$2,781	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the three months ended September 30, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2025	%	2024	%
Cost of Revenue:
	$1,555	58.1%	$1,568	56.4%
Total	$1,555	58.1%	$1,568	56.4%

Consolidated cost of revenue totaled approximately $1,555,000, or 58.1%, of total revenue during the three months ended September 30, 2025, as compared to $1,568,000, or 56.4%, of total revenue same period of last fiscal year. The increase of 1.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

The following table presents consolidated marketing, general and administrative expenses for the three months ended September 30, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended September 30,
	2025	2024	% Change
Marketing, General and Administrative:
	$1,107	$1,099	0.7%
Total	$1,107	$1,099	0.7%

Consolidated marketing, general and administrative expenses increased $8,000, or 0.7%, to $1,107,000 during the three months ended September 30, 2025 as compared to the same period of last fiscal year. The increase is mainly due to a $47,000 increase in payroll, $27,000 in advertising expenses, and $22,000 in legal expenses, partially offset by an $88,000 accounts receivable credit loss adjustment during the three months ended September 30, 2025.

The following table presents consolidated research and development expenses for the three months ended September 30, 2025 and 2024.
Table amounts are in thousands:

	For the Three Months Ended September 30,
	2025	2024	% Change
Research and Development:
	$216	$141	53.2%
Total	$216	$141	53.2%
Consolidated research and development expenses increased $75,000, or 53.2%, to $216,000 during the three months ended September 30, 2025 as compared to same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to both increased ultrasound and nonrecurring AXIS consulting expenses during the three months ended September 30, 2025.

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

Liquidity and Capital Resources

Our total cash as of September 30, 2025 consisted approximately $616,000 of cash on hand and restricted cash of approximately $257,000 compared to approximately $546,000 of cash on hand and restricted cash of $257,000 as of June 30, 2025.

On October 17, 2025, the Company fully repaid its outstanding TD Bank loan of $113,960 using its restricted cash. Following the repayment, the remaining balance of $142,622 in the restricted cash account was released.

Because the Company's operations have not historically generated sufficient revenues to achieve profitability we will continue to closely monitor costs and expenses and may need to raise additional capital to fund operations.

The Company expected to continue to fund operations from cash on hand and through capital raising sources if possible and available, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. Additionally, we may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations.

As of September 30, 2025 the Company had an accumulated deficit of approximately $68.7 million. It had net loss for the three months ended September 30, 2025 and has historically incurred recurring losses from operations and negative cash flows from operating activities. The Company generated net income from operations in the fiscal year 2025 and fiscal 2023, and reported positive cash flows from operating activities in the three months ended September 30, 2025 as well as in fiscal 2025, fiscal 2021 and 2023. While the overall trend has been toward profitability, The Company had net profit for just two years of the last five years, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to the tariffs and the related impacts to the international business and supply chain cost impacts. The question remains whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and our ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-Q.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the initial three-month term. Following the three month term if the loan is not repaid, the loan will become a 12 month term loan from the effective date with an interest rate fixed at Prime + 2% on the effective date.
The following table presents overall liquidity and capital resources as of September 30, 2025 and June 30, 2025. Table amounts are in thousands:

	September 30,	June 30,
	2025	2025
Current Ratio:
Current assets	$4,223	$4,612
Less: Current liabilities	2,529	2,685
Working capital	$1,694	$1,927
Current ratio	1.67 to 1	1.72 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$495	$523
Total equity	1,675	1,915
Total capital	$2,170	$2,439
Total debt to total capital	22.8%	21.5%
Working Capital Position
Working capital decreased approximately $233,000 to $1,694,000 as of September 30, 2025, and the current ratio decreased to 1.67 to 1 from 1.72 to 1 when compared to June 30, 2025.

The decrease in working capital is mainly driven by a net operating loss, lower inventory levels, and an increase in accrued expenses
Debt to total capital ratio was 22.8% and 21.5% as of September 30, 2025 and June 30, 2025, respectively.
Cash Flow Provided By Operating Activities
During the three months ended September 30, 2025 the Company provided approximately $85,000 of cash in operating activities as compared to approximately $33,000 of cash provided by operating activities during the three months ended September 30, 2024.
For the three months ended September 30, 2025, its cash provided by operations is mainly due to a decrease in inventories of 396,000 and an increase in accrued expenses of $114,000, and a decrease in accounts receivable of $255,000, offset by a decrease in accounts payable of $207,000, and an increase in other current assets of $103,000 and a decrease in deferred revenue of $50,000, The remaining offsetting items for cash used in operations is comprised of less significant items.
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
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three months ended September 30, 2025 was due to purchase of the fixed assets of $4,000. There were no cash flows used in investing activities for the quarter ended September 30, 2024.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the three months ended September 30, 2025 the cash used in the financing activities of $11,000 was attributed to repayment of notes payable of $10,000, and repayment of EIDL loan of $1,000.
For the three months ended September 30, 2024 the cash used in financing activities was due to loan payments of $12,000 and repayment of EIDL loan of $1,000.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the three months ended September 30, 2025 and June 30, 2025.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review during the year end June 30, 2023 and the remedies taken were not sufficient to change the management's conclusion on the internal control over financial reporting during the year end June 30, 2025.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the first quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Escalon Medical Corp.
(Registrant)

Date: November 14, 2025	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer