Form 10-Q
period 2025-12-31
ESCALON MEDICAL CORP
filed 2026-02-17
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value outstanding as of February 13, 2026.

PART 1. FINANCIAL INFORMATION
Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$337,434	$545,835
Restricted cash	—	256,550
Accounts receivable	2,340,313	1,667,394
Less: allowance for credit losses	(102,677)	(164,499)
Accounts receivable, net	2,237,636	1,502,895
Inventories	1,524,747	2,142,263
Other current assets	188,529	164,394
Total current assets	4,288,346	4,611,937
Property and equipment, net	32,427	34,589
Right-of-use assets	576,652	253,953
License and patent, net	19,788	29,792
Other long term assets	62,788	62,788
Total assets	$4,980,001	$4,993,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$—	$40,708
Current portion of EIDL loan	3,434	3,370
Accounts payable	992,858	1,387,192
Accrued expenses	748,065	633,422
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	112,233	86,521
Deferred revenue	439,571	327,919
Related party loan	100,000	—
Other short term liabilities	94,105	93,727
Total current liabilities	2,602,655	2,685,248
Note payable, net of current portion	—	85,761
Operating lease liabilities, net of current portion	467,204	168,015
EIDL loan, net of current portion	137,210	138,928
Total liabilities	3,207,069	3,077,952
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,051,543 and $1,025,531)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(68,581,526)	(68,439,351)
Total stockholders’ equity	1,772,932	1,915,107
Total liabilities and stockholders’ equity	$4,980,001	$4,993,059
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Net revenues:
Products	$3,415,431	$3,102,772	$5,952,312	$5,754,063
Service plans	176,016	117,784	314,456	247,839
Revenues, net	3,591,447	3,220,556	6,266,768	6,001,902
Costs and expenses:
Cost of revenue	2,035,395	1,646,575	3,589,974	3,214,763
Marketing, general and administrative	1,326,132	1,162,137	2,433,527	2,261,391
Research and development	131,182	155,940	347,280	296,799
Total costs and expenses	3,492,709	2,964,652	6,370,781	5,772,953
Income (loss) from operations	98,738	255,904	(104,013)	228,949
Other expense
Other expense	(285)	(5,000)	(33,082)	(5,000)
Interest expense, net	(776)	(4,883)	(5,080)	(10,145)
Total other expenses, net	(1,061)	(9,883)	(38,162)	(15,145)
Income tax expense	—	—	—	—
Net income (loss)	97,677	246,021	(142,175)	213,804
Less undeclared dividends on preferred stocks	13,006	12,970	26,012	25,940
Less income allocated to convertible preferred stocks	40,884	110,327	—	88,935
Net income (loss) applicable to common stockholders	$43,787	$122,724	$(168,187)	$98,929
Net earnings (loss) per share
Basic earnings (loss) per share applicable to common stockholder	$0.01	$0.02	$(0.02)	$0.01
Diluted earnings (loss) per share	$0.01	$0.02	$(0.02)	$0.01
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	14,423,729	14,081,616	7,415,329	14,081,616
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107
Net loss	—	—	—	—	—	(239,852)	(239,852)
Balance at September 30, 2025	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,679,203)	1,675,255
Net income	—	—	—	—	—	97,677	97,677
Balance at December 31, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,581,526)	$1,772,932

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net loss	—	—	—	—	—	(32,217)	(32,217)
Balance at September 30, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,093)	1,777,365
Net income	—	—	—	—	—	246,021	246,021
Balance at December 31, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,331,072)	$2,023,386
See notes to unaudited condensed consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(142,175)	$213,804
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in allowance for credit loss	(61,322)	—
Depreciation and amortization	16,587	20,479
Non cash lease expense	43,268	157,667
Change in operating assets and liabilities:
Accounts receivable	(673,419)	513,411
Inventories	617,516	(105,965)
Other current assets	(24,135)	(2,553)
Accounts payable	(394,334)	(465,440)
Accrued expenses	114,643	116,310
Change in operating lease liability	(41,066)	(172,959)
Deferred revenue	111,652	61,883
Other short-term and long-term liabilities	378	(2,367)
Net cash (used in) provided by operating activities	(432,407)	334,270
Cash Flows from Investing Activities:
Purchase of equipment	(4,421)	—
Net cash used in investing activities	(4,421)	—
Cash Flows from Financing Activities:
Repayment of note payable	(126,469)	(20,979)
Repayment of EIDL loan	(1,654)	(1,676)
Proceeds from related party loan	100,000	—
Net cash used in financing activities	(28,123)	(22,655)
Net (decrease) increase in cash, cash equivalents and restricted cash	(464,951)	311,615
Cash, and restricted cash, beginning of period	802,385	465,455
Cash, and restricted cash, end of period	$337,434	$777,070

Cash, and restricted cash consist of the following:
End of period
Cash	$337,434	$520,584
Restricted cash	—	256,486
	$337,434	$777,070
Beginning of period
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
	$802,385	$465,455

Supplemental Schedule of Cash Flow Information:
Interest paid	$7,347	$11,464

Non Cash Investing Activities
Non Cash Finance Activities
Right-of-use assets obtained in exchange for lease obligations	$365,967	$—
Record lease liability per ASC 842	$365,967	$—
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

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2025, and the results of operations and cash flows for the interim periods ended December 31, 2025, and 2024, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 29, 2025. Operating results for the six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2026.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. It had net loss from operations for the six months ended December 31, 2025 and has historically incurred recurring losses from operations and incurred negative cash flows from operating activities, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to tariffs and the related impacts to the international business and supply chain cost impacts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Significant Accounting Policies

New Accounting Pronouncements
Recently Adopted Accounting Standards
In July 30, 2025, the Financial accounting Standards Board (the "FASB") issued Accounting Standard Update (ASU) 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company adopted this ASU for the six months ended December 31, 2025 and the adoption did not have a material effect on the financial statements.
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
In November 2024, FASB issued ASU 2024-03, Income Statement reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosure.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers financial conditions and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee about the amount of future credit losses or the suffciency of the allowance therefore. The Company recorded an allowance for credit losses of $102,677 and $164,499 as of  December 31, 2025 and June 30, 2025, respectively.

The activity for the allowance for credit losses during three months and six months ended December 31, 2025 and 2024, is as follows

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Balance, at beginning of the period	$75,177	$171,104	$164,499	$171,104
Provision	28,000	—	28,000	—
Recovery	—	—	(88,134)	—
Write-offs	(500)	—	(1,688)	—
Balance, at the end of the period	$102,677	$171,104	$102,677	$171,104

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
Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $124,000 and $164,000, respectively for the three-month periods ended December 31, 2025 and 2024. Revenue recorded that was included within prior period deferred revenue was $218,000 and $272,000, respectively for the six-month periods ended December 31, 2025 and 2024.

(in thousands)	Three Months Ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024
Beginning of Period	$277	$329	$328	$280
Additions	351	211	462	394
Revenue Recognized	(188)	(198)	(350)	(332)
End of Period	$440	$342	$440	$342

Earnings (Losses) Per Share

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earning per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2025 and 2024, the average market prices for the three months and six months then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Numerator for basic loss per share:
Net income (loss)	$97,677	$246,021	$(142,175)	$213,804
Less undeclared dividends on convertible stocks	13,006	12,970	26,012	25,940
Less net income allocated to convertible preferred stocks	40,884	110,327	—	88,935
Net income (loss) applicable to common stockholders	$43,787	$122,724	$(168,187)	$98,929
Numerator for diluted earnings per share:

Net income (loss)	$97,677	$246,021	$(142,175)	$213,804
Undeclared dividends on convertible stocks	13,006	12,970	26,012	25,940
Diluted income (loss)	$84,671	$233,051	$(168,187)	$187,864

Denominator:
Denominator for basic income (loss) per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	7,008,400	6,666,287	—	6,666,287
Denominator for diluted earnings (loss) per share - weighted average and assumed conversion	14,423,729	14,081,616	7,415,329	14,081,616

Net earnings (loss) per share:
Basic net earnings (loss) per share	$0.01	$0.02	$(0.02)	$0.01
Diluted net earnings (loss) per share	$0.01	$0.02	$(0.02)	$0.01
Weighted average shares - basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares - diluted	14,423,729	14,081,616	7,415,329	14,081,616

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Stock options	21,000	21,000	21,000	21,000
Convertible preferred stock	—	—	7,008,400	—
Total potential dilutive securities not included in income per share	21,000	21,000	7,029,400	21,000
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the period in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. For the three months and six months ended December 31, 2025 and 2024, the Company’s provision for income taxes and effective tax rate were zero.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded. As of December 31, 2025 and June 30, 2025, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2025 and June 30, 2025, no accrued interest or penalties were required to be included on the related tax liability line in the condensed consolidated balance sheets.

4. Inventories

	December 31,	June 30,
(in thousands)	2025	2025
Inventories:
Raw Material	$820	$1,121
Work-In-Process	122	96
Finished Goods	582	925
Total inventories	$1,525	$2,142

5. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. was the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of December 31, 2025 and June 30, 2025, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demand payable.

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of December 31, 2025 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of December 31, 2025 and June 30, 2025 the cumulative dividends payable is $406,543 ($0.2033 per share) and $380,531 ($0.1903 per share), respectively.

After Mr. DePiano Sr. passed away on October 3, 2019, the abovementioned shares of Preferred Stock are now held in Richard DePiano Sr Trust Under the Richard DePiano Sr Trust Under the Will (TUW) with Mr. DePiano, Jr. as the trustee.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the three-month term. The related party loan had $2,000 accrued interest as of December 31, 2025.

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

On October 17, 2025, the Company fully repaid its outstanding loan with TD Bank of $113,960 with its restricted cash. As a result the Company has no outstanding balance under the TD Bank loan agreement as of December 31, 2025.

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

The future annual principal amounts and accrued interest to be paid as of December 31, 2025 are as follows:

Year ending June 30,	EIDL Loan Payment
2026 (remaining of FY 2026)	$1,716
2027	3,499
2028	3,632
2029	3,771
2030	3,914
Thereafter	124,112
Total	$140,644

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

Major Customer

No customer accounted for more than 10% of net sales during the three months ended December 31, 2025. One customer accounted for approximately 13% of net sales during the six months ended December 31, 2025.
One customer accounted for approximately 16% of net sales during the three months ended December 31, 2024. One customer accounted for approximately 17% of net sales during the six months ended December 31, 2024.

As of December 31, 2025, the Company had one customer that represents approximately 23% of the total accounts receivable balance. As of June 30, 2025, the Company had one customer that represents approximately 21% of the total accounts receivable balance.

Major Supplier

The Company's one largest supplier accounted for 51% of the total purchases for the three months ended December 31, 2025.The Company's two largest suppliers accounted for 40% and 14% of the total purchases for the six months ended December 31, 2025.

The Company's two largest suppliers accounted for the total purchases for 48% and 12% of total purchases for the three months ended December 31, 2024.  The Company's one largest supplier accounted for the total purchases for 43% of total purchases for the six months ended December 31, 2024.

As of December 31, 2025, the Company had one supplier that represented approximately 40% of the total accounts payable balance. As of June 30, 2025, the Company had two suppliers that represented 30% and 28% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2025		2024		2025		2024
Domestic	$1,727	48.1%	$1,699	52.7%	$3,360	53.6%	$3,445	57.4%
Foreign	1,864	51.9%	1,522	47.3%	2,907	46.4%	2,557	42.6%
Total	$3,591	100.0%	$3,221	100.0%	$6,267	100.0%	$6,002	100.0%

9. Leases

The Company leases certain facilities and equipment under operating leases and leases that meet the definition of a short term lease, as defined in ASC 842. The Company has elected not to apply the recognition requirements of ASC 842, for short term leases, as the term is 12 months or less.

On October 23rd, 2025, the Company entered into a new lease agreement for a building located at 865 Merrick Avenue, Westbury, New York. The lease has a seven year term, with no option to extend. The lease has monthly payments ranging from $5,463 to $6,523, and the Company determined the discount rate for the lease to be 9.49%. On the lease commencement date, the Company recognized a right of use asset and a lease liability of $365,967 for one space with a monthly payment of $5,463. The other two spaces were not ready for use as of December 31, 2025 and haven't been included in the right of use asset and lease liability. The addition of this lease did not have a material impact on the Company’s results of operations for the quarter ended December 31, 2025, but is expected to effect future cash flows and operating expenses.

Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's unaudited condensed consolidated statement of operations for the three months and six months ended December 31, 2025, and 2024 as follows:

	Three Months Ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024
Operating lease costs:
Fixed	$36,116	$84,481	$60,273	$169,451
Total:	$36,116	$84,481	$60,273	$169,451

Supplemental cash flow information was as follows:

	Three Months Ended December 31,		Six Months ended December 31, 2025
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$34,498	$90,090	$58,072	$178,750
Total	$34,498	$90,090	$58,072	$178,750

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of December 31, 2025:

The aggregate future lease payments for operating leases as of December 31, 2025 were as follows:

Operating

2026 (remaining of FY 2026)	$80,312
2027	163,914
2028	153,340
2029	81,269
2030	81,508
Thereafter	178,853
Total lease payments	$739,196
Less interest	159,759
Present value of lease liabilities	$579,437

Average lease terms and discount rates were as follows:

	December 31, 2025	June 30, 2025
Weighted-average remaining lease terms (years)
Operating leases	5.45	3.18
Weighted-average discount rate
Operating leases	9.46%	5.74%

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

As the Company has only one reportable segment, all revenues, expenses, and operating results are attributable to that segment. Total assets attributable to the Company’s sole reportable segment were $4,980,001 and $4,993,059 as of December 31, 2025, and June 30, 2025.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months and six months ended December 31, 2025, and 2024:

	Three Months Ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024
Revenue	$3,591,447	$3,220,556	$6,266,768	$6,001,902
Cost of Revenue (1)	(2,029,413)	(1,639,637)	(3,577,953)	(3,200,887)
Research and Development	(131,182)	(155,940)	(347,280)	(296,799)
Sales and Marketing	(393,373)	(337,899)	(703,899)	(605,709)
General and Administrative (1)(2)	(902,826)	(821,325)	(1,785,697)	(1,649,080)
Depreciation and Amortization	(8,415)	(9,851)	(16,586)	(20,478)
Credit loss Adjustment	(27,500)	—	60,634	—
Other expense	(285)	(5,000)	(33,082)	(5,000)
Interest expense, net	(776)	(4,883)	(5,080)	(10,145)
Segment net income (loss)	$97,677	$246,021	$(142,175)	$213,804

(1) excluding depreciation and amortization expenses in cost of revenue, general and administrative expenses.
(2) excluding the credit loss adjustment.

12. Subsequent Event

Subsequent to December 31, 2025, the Company was a party to that certain asset purchase agreement by and between the Company and Optos Public Limited Company, a company incorporated in Scotland (“Optos”). Pursuant to the asset purchase agreement, the Company agreed to sell to Optos certain software-related assets associated with the Company’s AXIS platform (the “Disposition”) in exchange for the aggregate purchase price of $3,000,000 The purchase price is payable in three milestone installments, each in the amount and subject to the conditions as set forth in the asset purchase agreement, in addition to $25,000 which was paid upon the execution by the Company and Optos of a term sheet with respect to the Disposition. On January 23, 2026, the Company completed the Disposition and received the first milestone installment in the amount of $1,000,000

The Company expects to recognize a gain on the sale in the third quarter of fiscal year 2026. Because the transaction occurred subsequent to the balance sheet date, the accompanying unaudited condensed consolidated financial statements do not reflect the effects of this transaction.

The Company considered ASC 205-20-45-1E noting that the disposition has not met the requirements of assets held for sale due to the fact that the closure of the disposition was not probable at December 31, 2025. A key requirement to close the disposition was tied to a third parties verification of the deliverables which was unable to be obtained and the Company was notified the obtainment of such verification was not possible. Additionally, due to the substantial accumulated amortized of the related assets, presentation of the assets as held for sale, would not material and therefore not relevant to the users of the financial statements.

Additionally, the Company considered ASC 205-20-45-1B noting that the disposition did not represent a strategic shift as required under the standard and therefore no adjustments were reflected in the condensed consolidated financial statements as of December 31, 2025.

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

Executive Overview—six-month periods ended December 31, 2025 and 2024

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue increased approximately $265,000 or 4.4%, to $6,267,000 during the six months ended December 31, 2025 as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase of $455,000 in sales of Sonomed products, offset by a decrease of $207,000 in sales of Trek products during the six months ended December 31, 2025.

•Consolidated cost of revenue totaled approximately $3,590,000, or 57.3%, of total revenue during the six months ended December 31, 2025, as compared to $3,215,000, or 53.6%, of total revenue of the same period of last fiscal year. The increase of 3.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

•Consolidated marketing, general and administrative expenses increased $173,000, or 7.7%, to $2,434,000 during the six months ended December 31, 2025, as compared to the same period of last fiscal year. The increase is mainly due to a $91,000 increase in payroll, $49,000 in advertising expenses, $35,000 in legal expenses, $27,000 in travel expenses, and $20,000 in benefits, partially offset by an $60,000 accounts receivable credit loss adjustment and a decrease of $27,000 in network expenses during the six months ended December 31, 2025.

•Consolidated research and development expenses increased $50,000 or 16.8%, to $347,000 during the six months ended as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to an increase of $64,000 ultrasound consulting expenses offset by nonrecurring AXIS consulting expenses of $14,000 during the six months ended December 31, 2025.

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

Results of Operations

Three and Six Months Ended December 31, 2025 and 2024
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three and six months ended December 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Net Revenue:
Products	$3,415	$3,103	10.1%	$5,952	$5,754	3.4%
Service plans	176	118	49.2%	315	248	27.0%
Total	$3,591	$3,221	11.5%	$6,267	$6,002	4.4%
Consolidated net revenue increased approximately $370,000 or 11.5%, to $3,591,000 during the three months ended December 31, 2025 as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase of $583,000 in sales of Sonomed products, offset by a decrease of $192,000 in sales of Trek products during the three months ended December 31, 2025.
Consolidated net revenue increased approximately $265,000 or 4.4%, to $6,267,000 during the six months ended December 31, 2025 as compared to the same period of last fiscal year. The increase in net revenue is mainly attributed to an increase of $455,000 in sales of Sonomed products, offset by a decrease of $207,000 in sales of Trek products during the six months ended December 31, 2025.
Foreign sales

The following table presents domestic and international sales from continuing operations for the three and six months ended December 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2025		2024		2025		2024
Domestic	$1,727	48.1%	$1,699	52.7%	$3,360	53.6%	$3,445	57.4%
Foreign	1,864	51.9%	1,522	47.3%	2,907	46.4%	2,557	42.6%
Total	$3,591	100.0%	$3,221	100.0%	$6,267	100.0%	$6,002	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the three and six months ended December 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2025	%	2024	%	2025	%	2024	%
Cost of Revenue:
	$2,035	56.7%	$1,647	51.1%	$3,590	57.3%	$3,215	53.6%
Total	$2,035	56.7%	$1,647	51.1%	$3,590	57.3%	$3,215	53.6%

Consolidated cost of revenue totaled approximately $2,035,000, or 56.7%, of total revenue during the three months ended December 31, 2025, as compared to $1,647,000, or 51.1%, of total revenue same period of last fiscal year. The increase of 5.6% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

Consolidated cost of revenue totaled approximately $3,590,000, or 57.3%, of total revenue during the six months ended December 31, 2025, as compared to $3,215,000, or 53.6%, of total revenue same period of last fiscal year. The increase of 3.7% in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

The following table presents consolidated marketing, general and administrative expenses for the three and six months ended December 31, 2025 and 2024. Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Marketing, General and Administrative:
	$1,326	$1,162	14.1%	$2,434	$2,261	7.7%
Total	$1,326	$1,162	14.1%	$2,434	$2,261	7.7%

Consolidated marketing, general and administrative expenses increased $164,000, or 14.1%, to $1,326,000 during the three months ended December 31, 2025 as compared to the same period of last fiscal year. The increase is mainly due to a $40,000 increase in payroll, $28,000 accounts receivable credit loss adjustment, a $22,000 increase in advertising expenses, and $22,000 in travel expenses, increased fringe benefits expenses, offset by a decrease of $21,000 network expenses during the three months ended December 31, 2025.

Consolidated marketing, general and administrative expenses increased $173,000, or 7.7%, to $2,434,000 during the six months ended December 31, 2025 as compared to the same period of last fiscal year. The increase is mainly due to a $91,000 increase in payroll, $49,000 in advertising expenses, $35,000 in legal expenses, $27,000 in travel expenses, and $20,000 in benefits, partially offset by an $60,000 accounts receivable credit loss adjustment and a decrease of $27,000 in network expenses during the six months ended December 31, 2025.
The following table presents consolidated research and development expenses for the three and six months ended December 31, 2025 and 2024.
Table amounts are in thousands:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Research and Development:
	$131	$156	(16.0)%	$347	$297	16.8%
Total	$131	$156	(16.0)%	$347	$297	16.8%

Consolidated research and development expenses decreased 25,000, or 16.0%, to $131,000 during the three months ended December 31, 2025 as compared to same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to the decreased nonrecurring AXIS consulting expenses of $50,000 offset by an increase of $25,000 in ultrasound consulting expenses during the three months ended December 31, 2025.

Consolidated research and development expenses increased $50,000, or 16.8%, to $347,000 during the six months ended December 31, 2025 as compared to same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The increase in research and development expense is mainly due to an increase of $64,000 ultrasound consulting expenses offset by nonrecurring AXIS consulting expenses of $14,000 during the six months ended December 31, 2025.

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

Liquidity and Capital Resources

Our total cash as of December 31, 2025 was approximately $337,000 of cash on hand compared to approximately $546,000 of cash on hand and restricted cash of $257,000 as of June 30, 2025.

On October 17, 2025, the Company fully repaid its outstanding TD Bank loan of $113,960 using its restricted cash. Following the repayment, the remaining balance of $142,622 in the restricted cash account was released.

Because the Company's operations have not historically generated sufficient revenues to achieve profitability the Company will continue to closely monitor costs and expenses and may need to raise additional capital to fund operations.

The Company expected to continue to fund operations from cash on hand and through capital raising sources if possible and available, which may be dilutive to existing stockholders, through revenues from the licensing of our products, or through strategic alliances. Additionally, the Company may seek to sell additional equity or debt securities through one or more discrete transactions, or enter into a strategic alliance arrangement, but can provide no assurances that any such financing or strategic alliance arrangement will be available on acceptable terms, or at all. Moreover, the incurrence of indebtedness in connection with a debt financing would result in increased fixed obligations and could contain covenants that would restrict our operations.

As of December 31, 2025 the Company had an accumulated deficit of approximately $68.6 million. It had net loss from operations for the six months ended December 31, 2025 and has historically incurred recurring losses from operations and negative cash flows from operating activities. The Company generated net income from operations in fiscal year 2025 and fiscal 2023, and reported positive cash flows from operating activities in fiscal years 2025, 2021 and 2023. While the overall trend has been toward profitability, the Company had net profit for just two years of the last five years, and currently the Company has adverse ratios of cash to current liabilities and days payable outstanding. Additionally, there is uncertainty in the market related to the tariffs and the related impacts to the international business and supply chain cost impacts. It remains uncertain whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and the Company's ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-Q.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the three-month term.

The following table presents overall liquidity and capital resources as of December 31, 2025 and June 30, 2025. Table amounts are in thousands:

	December 31	June 30,
	2025	2025
Current Ratio:
Current assets	$4,288	$4,612
Less: Current liabilities	$2,603	2,685
Working capital	$1,685	$1,927
Current ratio	1.65 to 1	1.72 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, EIDL loan and related party loan	$820	$523
Total equity	1,773	1,915
Total capital	$2,593	$2,439
Total debt to total capital	31.6%	21.5%
Working Capital Position
Working capital decreased approximately $242,000 to $1,685,000 as of December 31, 2025, and the current ratio decreased to 1.65 to 1 from 1.72 to 1 when compared to June 30, 2025.
The decrease in working capital is mainly driven by a net operating loss, lower inventory levels, and an increase in accrued expenses and deferred revenue.

Debt to total capital ratio was 31.6% and 21.5% as of December 31 2025 and June 30, 2025, respectively.
Cash Flow (Used in) Provided by Operating Activities
During the six months ended December 31, 2025 the Company used approximately $432,000 of cash in operating activities as compared to approximately $334,000 of cash provided by operating activities during the six months ended December 31, 2024.
For the six months ended December 31, 2025, its cash used in operations is mainly due to an increase in accounts receivable of $673,000, a decrease in accounts payable of $394,000, offset by a decrease in inventories of 618,000 and an increase in accrued expenses of $115,000, and deferred revenue of $112,000, The remaining offsetting items for cash used in operations is comprised of less significant items.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities for the six months ended December 31, 2025 was due to purchase of the fixed assets of $4,000. There were no cash flows used in investing activities for the quarter ended December 31, 2024.
Any necessary capital expenditures have generally been funded out of cash from operations, The Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future. Accordingly, the Company does not believe that it will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in (Provided by) Financing Activities
For the six months ended December 31, 2025 the cash used in financing activities was due to repayment of TD bank loan balance of $126,000, and repayment of EIDL loan of $2,000, offset by the proceeds from the related party short-term loan of $100,000.
For the six months ended December 31, 2024 the cash used in financing activities was due to loan payments of $21,000 and repayment of EIDL loan of $2,000.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the six months ended December 31, 2025 and June 30, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a small reporting company, the Company is not required to provide the information required by this item.

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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial

and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review during the year end June 30, 2023 and the remedies taken were not sufficient to change the management's conclusion on the internal control over financial reporting during the year end June 30, 2025.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the second quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. however, as noted above, we will continue to implementing changes to our internal control over financial reporting to address the material weakness described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This information set forth under Note 10, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Qis incorporated herein by reference.

Item 1A. Risk Factors

As a small reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

31.1 Certificate of Chief Executive Officer under Rule 13a-14(a).
31.2 Certificate of Principal Financial and Accounting Officer under Rule 13a-14(a).
32.1 Certificate of Chief Executive Officer under Section 1350 of Title 18 of the United States Code.
32.2 Certificate of Principal Financial and Accounting Officer under Section 1350 of Title 18 of the United States Code
101.INS     Inline XBRL Instance Document.
101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101 )

Signatures
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

Date: February 17, 2026	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: February 17, 2026	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer