Form 10-Q
period 2026-03-31
ESCALON MEDICAL CORP
filed 2026-05-15
CIK 862668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY PERIOD PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,415,329 shares of common stock, $0.001 par value outstanding as of May 14, 2026.

PART 1. FINANCIAL INFORMATION
Item I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$3,342,537	$545,835
Restricted cash	—	256,550
Accounts receivable	1,444,179	1,667,394
Less: allowance for credit losses	(102,677)	(164,499)
Accounts receivable, net	1,341,502	1,502,895
Inventories	1,657,651	2,142,263
Other current assets	224,841	164,394
Total current assets	6,566,531	4,611,937
Property and equipment, net	29,516	34,589
Right-of-use assets	865,212	253,953
License and patent, net	8,224	29,792
Other long term assets	62,788	62,788
Total assets	$7,532,271	$4,993,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$—	$40,708
Current portion of EIDL loan	3,466	3,370
Accounts payable	897,168	1,387,192
Accrued expenses	783,777	633,422
Related party accrued interest	112,389	112,389
Current portion of operating lease liabilities	153,768	86,521
Deferred revenue	490,131	327,919
Other short term liabilities	91,860	93,727
Total current liabilities	2,532,559	2,685,248
Note payable, net of current portion	—	85,761
Operating lease liabilities, net of current portion	717,046	168,015
EIDL loan, net of current portion	136,298	138,928
Total liabilities	3,385,903	3,077,952
Commitments and Contingencies (Note 10)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,064,266 and $1,025,531)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(66,208,090)	(68,439,351)
Total stockholders’ equity	4,146,368	1,915,107
Total liabilities and stockholders’ equity	$7,532,271	$4,993,059
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net revenues:
Products	$2,471,554	$3,314,827	$8,423,866	$9,068,890
Service plans	136,969	159,365	451,425	407,204
Revenues, net	2,608,523	3,474,192	8,875,291	9,476,094
Costs and expenses:
Cost of revenue	1,661,861	1,874,287	5,251,835	5,089,050
Marketing, general and administrative	1,336,017	1,159,113	3,769,544	3,420,504
Research and development	29,908	164,755	377,188	461,554
Total costs and expenses	3,027,786	3,198,155	9,398,567	8,971,108
(Loss) income from operations	(419,263)	276,037	(523,276)	504,986
Other income (expenses)
Gain from sales of AXIS software	2,813,525	—	2,813,525	—
Other income (expenses)	(17,622)	—	(50,704)	(5,000)
Interest expense, net	(3,204)	(4,565)	(8,284)	(14,710)
Income tax expense	—	—	—	—
Net income	2,373,436	271,472	2,231,261	485,276
Less undeclared dividends on preferred stocks	12,723	12,689	38,735	38,629
Less income allocated to convertible preferred stocks	1,154,308	123,323	1,072,070	212,849
Net income applicable to common stockholders	$1,206,405	$135,460	$1,120,456	$233,798
Net earnings per share
Basic earnings per share applicable to common stockholder	$0.16	$0.02	$0.15	$0.03
Diluted earnings per share	$0.16	$0.02	$0.15	$0.03
Weighted average shares—basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares—diluted	14,510,436	14,166,217	14,510,436	14,166,217
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107
Net loss	—	—	—	—	—	(239,852)	(239,852)
Balance at September 30, 2025	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,679,203)	1,675,255
Net income	—	—	—	—	—	97,677	97,677
Balance at December 31, 2025	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,581,526)	1,772,932
Net income	—	—	—	—	—	2,373,436	2,373,436
Balance at March 31, 2026	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(66,208,090)	$4,146,368

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net loss	—	—	—	—	—	(32,217)	(32,217)
Balance at September 30, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,577,093)	1,777,365
Net income	—	—	—	—	—	246,021	246,021
Balance at December 31, 2024	2,000,000	645,000	7,415,329	7,415	69,702,043	(68,331,072)	2,023,386
Net income	—	—	—	—	—	271,472	271,472
Balance at March 31, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,059,600)	$2,294,858
See notes to unaudited condensed consolidated financial statements.

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$2,231,261	$485,276
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sales of AXIS software	(2,813,525)	—
Change in allowance for credit loss	(61,322)	—
Depreciation and amortization	19,587	29,267
Non cash lease expense	75,982	187,280
Change in operating assets and liabilities:
Accounts receivable	222,715	(4,636)
Inventories	484,612	(131,208)
Other current assets	(60,447)	21,757
Accounts payable	(490,024)	(294,141)
Accrued expenses	150,355	174,939
Change in operating lease liability	(70,963)	(203,194)
Deferred revenue	162,212	96,014
Other short-term and long-term liabilities	(1,867)	3,611
Net cash (used in) provided by operating activities	(151,424)	364,965
Cash Flows from Investing Activities:
Net proceeds from sales of AXIS software	2,825,000	—
Purchase of equipment	(4,421)	—
Net cash provided by investing activities	2,820,579	—
Cash Flows from Financing Activities:
Proceeds from related party loan	100,000	—
Repayment of note payable	(126,469)	(30,469)
Repayment of EIDL loan	(2,534)	(2,525)
Repayment of related party loan	(100,000)	—
Net cash used in financing activities	(129,003)	(32,994)
Net increase in cash, cash equivalents and restricted cash	2,540,152	331,971
Cash, and restricted cash, beginning of period	802,385	465,455
Cash, and restricted cash, end of period	$3,342,537	$797,426

Cash, and restricted cash consist of the following:
End of period
Cash	$3,342,537	$540,908
Restricted cash	—	256,518
	$3,342,537	$797,426
Beginning of period
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
	$802,385	$465,455

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,315	$16,060
Non Cash Finance Activities
Non-cash ROU assets and Liability recognition	$687,241	$227,930
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

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2026, and the results of operations and cash flows for the interim periods ended March 31, 2026, and 2025, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 29, 2025. Operating results for the nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2026.

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

To date, the Company’s operations have not generated sufficient revenues to enable consistent profitability. It had a net loss from operations for the nine months ended March 31, 2026 and has historically incurred recurring losses from operations and incurred negative cash flows from operating activities. Additionally, there is uncertainty in the market related to tariffs and the related impacts to the international business and supply chain cost impacts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following issuance of these unaudited condensed consolidated financial statements.

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

3. Summary of Significant Accounting Policies

New Accounting Pronouncements
Recently Adopted Accounting Standards
In July 30, 2025, the Financial accounting Standards Board (the "FASB") issued Accounting Standard Update (ASU) 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company adopted this ASU for the nine months ended March 31, 2026 and the adoption did not have a material effect on the financial statements.
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
Segment Information

The Company has one operating and reportable segment. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer and Chief Operating Officer, who reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance.
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers financial conditions and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee about the amount of future credit losses or the sufficiency of the allowance therefore. The Company recorded an allowance for credit losses of $102,677 and $164,499 as of  March 31, 2026 and June 30, 2025, respectively.

The activity for the allowance for credit losses during three months and nine months ended March 31, 2026 and 2025, is as follows

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, at beginning of the period	$102,677	$171,104	$164,499	$171,104
Provision	—	—	28,000	—
Recovery	—	—	(88,134)	—
Write-offs	—	—	(1,688)	—
Balance, at the end of the period	$102,677	$171,104	$102,677	$171,104

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
Deferred Revenue

The Company records deferred revenues when cash payments are received or due in advance of its performance. The Company’s deferred revenues relate to payments received for the customer care plans for a 12-month period. The consideration received is recognized monthly over the service period. Revenue recorded that was included within prior period deferred revenue was $237,000 and $187,000, respectively for the three-month periods ended March 31, 2026 and 2025. Revenue recorded that was included within prior period deferred revenue was $422,000 and $459,000, respectively for the nine-month periods ended March 31, 2026 and 2025.

(in thousands)	Three Months Ended March 31,		Nine Months ended March 31,
	2026	2025	2026	2025
Beginning of Period	$440	$342	$328	$280
Additions	326	316	788	710
Revenue Recognized	(276)	(282)	(626)	(614)
End of Period	$490	$376	$490	$376

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earning per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2026 and 2025, the average market prices for the three months and nine months then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Numerator for basic income per share:
Net income	$2,373,436	$271,472	$2,231,261	$485,276
Less undeclared dividends on convertible stocks	12,723	12,689	38,735	38,629
Less net income allocated to convertible preferred stocks	1,154,308	123,323	1,072,070	212,849
Net income applicable to common stockholders	$1,206,405	$135,460	$1,120,456	$233,798
Numerator for diluted earnings per share:

Net income	$2,373,436	$271,472	$2,231,261	$485,276
Undeclared dividends on convertible stocks	12,723	12,689	38,735	38,629
Diluted income	$2,360,713	$258,783	$2,192,526	$446,647

Denominator:
Denominator for basic income per share - weighted average shares outstanding	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	7,095,107	6,750,888	7,095,107	6,750,888
Denominator for diluted earnings per share - weighted average and assumed conversion	14,510,436	14,166,217	14,510,436	14,166,217

Net earnings per share:
Basic net earnings per share	$0.16	$0.02	$0.15	$0.03
Diluted net earnings per share	$0.16	$0.02	$0.15	$0.03
Weighted average shares - basic	7,415,329	7,415,329	7,415,329	7,415,329
Weighted average shares - diluted	14,510,436	14,166,217	14,510,436	14,166,217

The following table summarizes convertible securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Stock options	21,000	21,000	21,000	21,000
Total potential dilutive securities not included in income per share	21,000	21,000	21,000	21,000
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the period in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. For the three months and nine months ended March 31, 2026 and 2025, the Company’s provision for income taxes and effective tax rate were zero.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded. As of March 31, 2026 and June 30, 2025, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2026 and June 30, 2025, no accrued interest or penalties were required to be included on the related tax liability line in the condensed consolidated balance sheets.

4. Inventories

	March 31,	June 30,
(in thousands)	2026	2025
Inventories:
Raw Material	$881	$1,121
Work-In-Process	106	96
Finished Goods	671	925
Total inventories	$1,658	$2,142

5. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. was the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the Holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of March 31, 2026 and June 30, 2025, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demand payable.

Each share of Preferred Stock entitles the Holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the Holders as of March 31, 2026 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock are payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of March 31, 2026 and June 30, 2025 the cumulative dividends payable are $419,266 ($0.2096 per share) and $380,531 ($0.1903 per share), respectively.

After Mr. DePiano Sr. passed away on October 3, 2019, the abovementioned shares of Preferred Stock are now held in Richard DePiano Sr Trust under the Will (TUW) with Mr. DePiano, Jr. as the trustee.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the three-month term. The $100,000 short-term loan and accrued interest of $4,037 was paid off on February 19, 2026.

6. TD Note Payable

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The interest is subject to change based on changes in an independent index which is the Wall Street Journal Prime Rate. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. TD Bank elected to exercise the term note conversion option to convert the loan balance of $201,575 to a five-year term note effective March 29, 2023 ("the Conversion Date"). On October 17, 2025, the Company fully repaid its outstanding loan with TD Bank of $113,960 with its restricted cash. As a result, the Company has no outstanding balance under the TD Bank loan agreement as of March 31, 2026.

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

The future annual principal amounts and accrued interest to be paid as of March 31, 2026 are as follows:

Year ending June 30,	EIDL Loan Payment
2026 (remaining of FY 2026)	$836
2027	3,499
2028	3,632
2029	3,771
2030	3,914
Thereafter	124,112
Total	$139,764

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

Major Customer

One customer accounted for 17% of net sales during the three months ended March 31, 2026. One customer accounted for approximately 14% of net sales during the nine months ended March 31, 2026.
One customer accounted for approximately 14% of net sales during the three months ended March 31, 2025. One customer accounted for approximately 16% of net sales during the nine months ended March 31, 2025.

As of March 31, 2026, the Company had one customer that represented approximately 25% of the total accounts receivable balance. As of June 30, 2025, the Company had one customer that represents approximately 21% of the total accounts receivable balance.

Major Supplier

The Company's two largest suppliers accounted for 37% and 12% of the total purchases for the three months ended March 31, 2026.The Company's two largest suppliers accounted for 39% and 12% of the total purchases for the nine months ended March 31, 2026.

The Company's two largest suppliers accounted for the total purchases for 42% and 14% of total purchases for the three months ended March 31, 2025.  The Company's one largest supplier accounted for the total purchases for 42% of total purchases for the nine months ended March 31, 2025.

As of March 31, 2026, the Company had one supplier that represented approximately 30% of the total accounts payable balance. As of June 30, 2025, the Company had two suppliers that represented 30% and 28% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2026		2025		2026		2025
Domestic	$1,587	61%	$1,789	51%	$4,946	56%	$5,218	55%
Foreign	1,022	39%	1,685	49%	3,929	44%	4,258	45%
Total	$2,609	100%	$3,474	100%	$8,875	100%	$9,476	100%

9. Leases

The Company leases certain facilities and equipment under operating leases and leases that meet the definition of a short term lease, as defined in ASC 842. The Company has elected not to apply the recognition requirements of ASC 842, for short term leases, as the term is 12 months or less.

On October 23rd, 2025, the Company entered into a new lease agreement for three office spaces in a building located at 865 Merrick Avenue, Westbury, New York. The lease has a seven year term, with no option to extend. The lease has monthly payments ranging from $10,390 to $12,407 for the three spaces, and the Company determined the discount rate for the lease to be 9.49%. On the lease commencement date, only one space was available for use. The Company recognized a right of use asset and a lease liability of $365,967. The remaining two spaces were available for use during the quarter ended March 31, 2026. The Company recognized an additional right of use asset and a lease liability of $321,274 accordingly. The addition of the lease did not have a material impact on the Company's results of operations for the three months and nine months ended March 31, 2026, but is expected to affect future cash flows and operating expenses.

Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's unaudited condensed consolidated statement of operations for the three months and nine months ended March 31, 2026, and 2025 as follows:

	Three Months Ended March 31,		Nine Months ended March 31,
	2026	2025	2026	2025
Operating lease costs:
Fixed	$49,694	$89,331	$109,967	$258,782
Total:	$49,694	$89,331	$109,967	$258,782

Supplemental cash flow information was as follows:

	Three Months Ended March 31,		Nine Months ended March 31,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$46,877	$89,516	$104,948	$268,266
Total	$46,877	$89,516	$104,948	$268,266

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheets as of March 31, 2026:

The aggregate future lease payments for operating leases as of March 31, 2026 were as follows:

Operating

2026 (remaining of FY 2026)	$62,051
2027	224,230
2028	215,467
2029	145,261
2030	147,420
Thereafter	340,205
Total lease payments	$1,134,634
Less interest	263,820
Present value of lease liabilities	$870,814

Average lease terms and discount rates were as follows:

	March 31, 2026	June 30, 2025
Weighted-average remaining lease terms (years)
Operating leases	5.76	3.18
Weighted-average discount rate
Operating leases	9.47%	5.74%

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

As the Company has only one reportable segment, all revenues, expenses, and operating results are attributable to that segment. Total assets attributable to the Company’s sole reportable segment were $7,532,271 and $4,993,059 as of March 31, 2026, and June 30, 2025.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the three months and nine months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Nine Months ended March 31,
	2026	2025	2026	2025
Revenue	$2,608,523	$3,474,192	$8,875,291	$9,476,094
Cost of Revenue (1)	(1,661,205)	(1,867,386)	(5,239,158)	(5,068,273)
Research and Development	(29,908)	(164,755)	(377,188)	(461,554)
Sales and Marketing	(322,766)	(278,386)	(1,029,009)	(884,429)
General and Administrative (1)(2)	(1,010,907)	(880,393)	(2,672,308)	(2,527,585)
Depreciation and Amortization	(3,000)	(7,235)	(19,582)	(29,267)
Credit loss Adjustment	—	—	(61,322)	—
Other expense	(17,622)	—	(50,704)	(5,000)
Gain from Sales of AXIS Software	2,813,525	—	2,813,525	—
Interest expense, net	(3,204)	(4,565)	(8,284)	(14,710)
Segment net income	$2,373,436	$271,472	$2,231,261	$485,276

(1) excluding depreciation and amortization expenses in cost of revenue, general and administrative expenses.
(2) excluding the credit loss adjustment.

12. Other Income

During the quarter ended March 31, 2026, the Company was a party to a certain asset purchase agreement by and between the Company and Optos Public Limited Company, a company incorporated in Scotland (“Optos”). Pursuant to the asset purchase agreement, the Company agreed to sell to Optos certain software-related assets associated with the Company’s AXIS platform (the “Disposition”) in exchange for the aggregate purchase price of $3,000,000 The purchase price is payable in three milestone installments, each in the amount and subject to the conditions as set forth in the asset purchase agreement, in addition to $25,000 which was paid upon the execution by the Company and Optos of a term sheet with respect to the Disposition. The Company received the full purchase price, less the deposit, and recognized a net gain of $2,813,525 before tax on the sale in the third quarter of fiscal year 2026. The pretax gain is calculated as the net proceeds less selling cost and the remaining book value of the license. The Company is evaluating the tax impact of the gain from sales on its condensed consolidated financial statements , and it is expected that the impact is not significant due to the existing and available net operating losses..

The Company considered the accounting guidance for discontinued operations noting that the disposition did not represent a strategic shift as required under the standard and therefore no adjustments were reflected in the condensed consolidated financial statements to reflect discontinued operations.

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

Executive Overview—nine-month periods ended March 31, 2026 and 2025

The following highlights are discussed in further detail within this Form 10-Q. The reader is encouraged to read this Form 10-Q in its entirety to gain a more complete understanding of factors impacting Company performance and financial condition.

•Consolidated net revenue decreased approximately $601,000 or 6.3%, to $8,875,000 during the nine months ended March 31, 2026 as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease of $310,000 in sales of Sonomed products, a decrease of $305,000 in sales of Trek products and a decrease of $51,000 of Digital service revenue, partially offset by an increase of $92,000 in ultrasound service revenue during the nine months ended March 31, 2026. The decrease in Sonomed sales was mainly driven by backorders caused by a significant vendor’s fulfillment constraints related to shifting demand. Trek product sales declined compared to the prior year, which had higher-than-average order volume and fulfillment.

•Consolidated cost of revenue totaled approximately $5,252,000, or 59.2%, of total revenue during the nine months ended March 31, 2026, as compared to $5,089,000, or 53.7%, of total revenue of the same period of last fiscal year. The increase of 5.5% in cost of revenue as a percentage of total revenue is mainly due to change in product mix and a $98,000 retention and severance accrual associated with the sales of AXIS software, which significantly increased Digital cost of revenue.

•Consolidated marketing, general and administrative expenses increased $349,000, or 10.2%, to $3,770,000 during the nine months ended March 31, 2026, as compared to the same period of last fiscal year. The increase is mainly due to a $223,000 increase in payroll and fringe benefits expenses, a $81,000 increase in bonus, a $41,000 increase in advertising expenses, and a $35,000 increase in legal expenses, a $27,000 increase in travel expenses, partially offset by a $61,000 accounts receivable credit loss adjustment, a $41,000 decrease in commission expenses and a $27,000 decrease in network expenses during the nine months ended March 31, 2026.

•Consolidated research and development expenses decreased $85,000 or 18.4%, to $377,000 during the nine months ended as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to a $144,000 decrease of nonrecurring AXIS consulting expenses during the nine months ended March 31, 2026, offset by an increase of $33,000 ultrasound consulting expenses and an increase of $28,000 outside services .
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

Results of Operations

Three and Nine Months Ended March 31, 2026 and 2025
The following table shows consolidated net revenue, as well as identifying trends in revenues for the three and nine months ended March 31, 2026 and 2025. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Net Revenue:
Products	$2,472	$3,315	(25.4)%	$8,424	$9,069	(7.1)%
Service plans	137	159	(13.8)%	451	407	10.8%
Total	$2,609	$3,474	(24.9)%	$8,875	$9,476	(6.3)%

Consolidated net revenue decreased approximately $865,000 or 24.9%, to $2,609,000 during the three months ended March 31, 2026 as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease of $701,000 in sales of Sonomed products, a decrease of $98,000 in sales of Trek products and a decrease of $52,000 of Digital revenue during the three months ended March 31, 2026. The decrease in Sonomed sales was mainly driven by backorders caused by a significant vendor’s fulfillment constraints related to shifting demand. Trek product sales declined compared to the prior year, which had higher-than-average order volume and fulfillment.
Consolidated net revenue decreased approximately $601,000 or 6.3%, to $8,875,000 during the nine months ended March 31, 2026 as compared to the same period of last fiscal year. The decrease in net revenue is mainly attributed to a decrease of $310,000 in sales of Sonomed products, a decrease of $305,000 in sales of Trek products and a decrease of $51,000 of Digital service revenue offset by an increase of $92,000 in ultrasound service revenue during the nine months ended March 31, 2026. The decrease in Sonomed sales was mainly driven by backorders caused by a significant vendor’s fulfillment constraints related to shifting demand. Trek product sales declined compared to the prior year, which had higher-than-average order volume and fulfillment.

The following table presents domestic and international sales from continuing operations for the three and nine months ended March 31, 2026 and 2025. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2026		2025		2026		2025
Domestic	$1,587	60.8%	$1,789	51.5%	$4,946	55.7%	$5,218	55.1%
Foreign	1,022	39.2%	1,685	48.5%	3,929	44.3%	4,258	44.9%
Total	$2,609	100.0%	$3,474	100.0%	$8,875	100.0%	$9,476	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the three and nine months ended March 31, 2026 and 2025. Table amounts are in thousands:

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2026	%	2025	%	2026	%	2025	%
Cost of Revenue:
	$1,662	63.7%	$1,874	53.9%	$5,252	59.2%	$5,089	53.7%
Total	$1,662	63.7%	$1,874	53.9%	$5,252	59.2%	$5,089	53.7%

Consolidated cost of revenue totaled approximately $1,662,000, or 63.7%, of total revenue during the three months ended March 31, 2026, as compared to $1,874,000, or 53.9%, of total revenue same period of last fiscal year. The increase of 9.8% in cost of revenue as a percentage of total revenue is mainly due to change in product mix and a $98,000 retention and severance accrual associated with the sales of AXIS software.

Consolidated cost of revenue totaled approximately $5,252,000, or 59.2%, of total revenue during the nine months ended March 31, 2026, as compared to $5,089,000, or 53.7%, of total revenue same period of last fiscal year. The increase of 5.5% in cost of revenue as a percentage of total revenue is mainly due to change in product mix and a $98,000 retention and severance accrual associated with the sales of AXIS software.

The following table presents consolidated marketing, general and administrative expenses for the three and nine months ended March 31, 2026 and 2025. Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Marketing, General and Administrative:
	$1,336	$1,159	15.3%	$3,770	$3,421	10.2%
Total	$1,336	$1,159	15.3%	$3,770	$3,421	10.2%

Consolidated marketing, general and administrative expenses increased $177,000, or 15.3%, to $1,336,000 during the three months ended March 31, 2026 as compared to the same period of last fiscal year. The increase is mainly due to a $80,000 increase in bonus, a $84,000 increase in payroll and fringe benefits expenses, a $12,000 increase in consulting and a $10,000 increase in exhibits expenses, respectively, offset by a $18,000 decrease in commission expenses during the three months ended March 31, 2026.

Consolidated marketing, general and administrative expenses increased $349,000, or 10.2%, to $3,770,000 during the nine months ended March 31, 2026 as compared to the same period of last fiscal year. The increase is mainly due to a $223,000 increase in payroll and fringe benefits expenses, a $81,000 increase in bonus, a $41,000 increase in advertising expenses, and a $35,000 increase in legal expenses, a $27,000 increase in travel expenses, partially offset by a $61,000 accounts receivable credit loss adjustment, a $41,000 decrease in commission expenses and a $27,000 decrease in network expenses during the nine months ended March 31, 2026.
The following table presents consolidated research and development expenses for the three and nine months ended March 31, 2026 and 2025.
Table amounts are in thousands:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Research and Development:
	$30	$165	(81.8)%	$377	$462	(18.4)%
Total	$30	$165	(81.8)%	$377	$462	(18.4)%

Consolidated research and development expenses decreased 135,000, or 81.8%, to $30,000 during the three months ended March 31, 2026 as compared to same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to the decreased nonrecurring AXIS consulting expenses of $130,000 during the three months ended March 31, 2026. The AXIS consulting expenses discontinued and $40,000 consulting expense accrual was reversed during the third quarter of this current fiscal year.

Consolidated research and development expenses decreased $85,000, or 18.4%, to $377,000 during the nine months ended March 31, 2026 as compared to same period of last fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expense is mainly due to a $144,000 decrease of nonrecurring AXIS consulting expenses during the nine months ended March 31, 2026, offset by an increase of $33,000 ultrasound consulting expenses and an increase of $28,000 outside services.

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

Liquidity and Capital Resources

Our total cash as of March 31, 2026 was approximately $3,343,000 of cash on hand compared to approximately $546,000 of cash on hand and restricted cash of $257,000 as of June 30, 2025.

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

As of March 31, 2026 the Company had an accumulated deficit of approximately $66.2 million. It had net loss from operations for the nine months ended March 31, 2026 and has historically incurred recurring losses from operations and negative cash flows from operating activities. The Company generated net income from operations in fiscal year 2025 and fiscal 2023, and reported positive cash flows from operating activities in fiscal years 2025, 2023 and 2021. While the overall trend has been toward profitability, the Company had net profit for just two years of the last five years. Additionally, there is uncertainty in the market related to the tariffs and the related impacts to the international business and supply chain cost impacts. It remains uncertain whether the Company will keep the profitability trend and sales growth. These factors raise substantial doubt regarding our ability to continue as a going concern, and the Company's ability to generate cash to meet our cash requirements for the following twelve months as of the filing date of this form 10-Q.

During the quarter ended March 31, 2026, the Company was a party to a certain asset purchase agreement by and between the Company and Optos Public Limited Company, a company incorporated in Scotland (“Optos”). Pursuant to the asset purchase agreement, the Company agreed to sell to Optos certain software-related assets associated with the Company’s AXIS platform (the “Disposition”) in exchange for the aggregate purchase price of $3,000,000. The purchase price was payable in three milestone installments, each in the amount and subject to the conditions as set forth in the asset purchase agreement, in addition to $25,000 which was paid upon the execution by the Company and Optos of a term sheet with respect to the Disposition. The Company received the full purchase price, less the deposit, and recognized a net gain of $2,813,525 before tax on the sale during the quarter ended March 31, 2026. The sale significantly increased the Company’s cash on hand and overall liquidity.

The following table presents overall liquidity and capital resources as of March 31, 2026 and June 30, 2025. Table amounts are in thousands:

	March 31	June 30,
	2026	2025
Current Ratio:
Current assets	$6,567	$4,612
Less: Current liabilities	$2,533	2,685
Working capital	$4,034	$1,927
Current ratio	2.59 to 1	1.72 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, EIDL loan and related party loan	$1,011	$523
Total equity	4,146	1,915
Total capital	$5,156	$2,439
Total debt to total capital	19.6%	21.5%
Working Capital Position

Working capital increased approximately $2,107,000 to $4,034,000 as of March 31, 2026, and the current ratio increased to 2.59 to 1 from 1.72 to 1 when compared to June 30, 2025.
The increase in working capital is mainly driven by the net proceeds from sales of AXIS software of $2,825,000, offset by a net operating loss of $523,000.
Debt to total capital ratio was 19.6% and 21.5% as of March 31 2026 and June 30, 2025, respectively.
Cash Flow (Used in) Provided by Operating Activities
During the nine months ended March 31, 2026 the Company used approximately $151,000 of cash in operating activities as compared to approximately $365,000 of cash provided by operating activities during the nine months ended March 31, 2025.
For the nine months ended March 31, 2026, its cash used in operations is mainly due to net operating loss of $523,000, a decrease in accounts payable of $490,000, offset by a decrease in inventories of 485,000, a decrease in accounts receivable of $223,000, an increase in deferred revenue of $162,000, and an increase in accrued expenses of $150,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
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
Cash Flows Provided by Investing Activities
Cash flows provided by investing activities for the nine months ended March 31, 2026 was due to net proceeds from sales of AXIS software of $2,825,000, offset by purchase of the fixed assets of $4,000. There were no cash flows used in investing activities for the quarter ended March 31, 2025.
Any necessary capital expenditures have generally been funded out of cash from operations, The Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future. Accordingly, the Company does not believe that it will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the nine months ended March 31, 2026 the cash used in financing activities was due to repayment of TD bank loan balance of $126,000, and repayment of EIDL loan of $3,000.
For the nine months ended March 31, 2025 the cash used in financing activities was due to loan payments of $30,000 and repayment of EIDL loan of $3,000.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements as of March 31, 2026 and June 30, 2025.
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

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the Chief Executive Officer and Principal Financial and Accounting Officer of the Company have concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. We identified a material weakness in internal control related to the proper design and implementation of controls over our estimates relating to the valuation of inventory specifically over the precision of management’s review during the year end June 30, 2023 and the remedies taken were not sufficient to change the management's conclusion on the internal control over financial reporting during the year end June 30, 2025.

(B)    Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), during the third quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as noted above, we will continue to implement changes to our internal control over financial reporting to address the material weakness described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This information set forth under Note 10, “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

As a small reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

Escalon Medical Corp.
(Registrant)

Date: May 15, 2026	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr.
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Mark Wallace
Mark Wallace
Chief Operating Officer and Principal Accounting & Financial Officer