Form 10-K
period 2026-06-30
ESCALON MEDICAL CORP
filed 2026-10-13
CIK 862668

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

For the fiscal year ended June 30, 2026
Commission File Number 0-20127

Escalon Medical Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	33-0272839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
994 Old Eagle School Road Suite 1015, Wayne, PA 19087
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2025 was approximately $505,622, computed by reference to the price at which the common equity was last sold on the OTCQB Market on such date.
As of October 9, 2026, the registrant had 7,415,329 shares of common stock outstanding.

Auditor Name:	CBIZ, CPAs P.C.	Auditor Location:	Marlton, New Jersey	Auditor ID:	199

PART I
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

Research and Development
The development of ultrasound ophthalmic equipment and AXIS Image Management system are performed at the Company’s Westbury, New York facility. Company-sponsored research and development expenditures from operations for the fiscal years ended June 30, 2026 and 2025 were approximately $501,000 and $753,000, respectively.

Manufacturing and Distribution

The Company assembles and distributes its ophthalmic surgical products at its 7,440 square foot leased facility in New Berlin, WI. The Company designs, assembles, and services its ophthalmic ultrasound products at its 5,811 square foot leased facility in Westbury, NY and did so in 6728 square foot leased facility in Lake Success, NY prior to its relocation during the year ended June 30, 2026. In addition to performing its own assembly, the Company subcontracts component manufacturing, sterilization, and other services to various qualified vendors.

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

Patents, Trademarks and Licenses

The Company seeks to protect its proprietary technologies, products and processes through a combination of patents, trademarks, trade secrets, confidentiality agreements, and other intellectual property protections, as appropriate. While the Company maintains patent protection for certain aspects of its technology in the United States and, where warranted, in selected foreign jurisdictions, it believes that its competitive position and commercial success are driven primarily by its specialized know-how, proprietary processes and trade secrets rather than patented technology. The Company currently holds two United States patents covering certain of its technologies. The duration of the Company's patents, trademarks, and licenses varies, although the Company does not believe its current products, revenues or competitive position are materially dependent on patent protection.

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

Human Capital
As of June 30, 2026, the Company employed 40 employees. Of these employees, 19 of the Company’s employees are employed in manufacturing, 15 are employed in general and administrative positions, and 6 are employed in sales and marketing. The Company’s employees are not covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS
Financial Risks

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
The Company has identified a material weakness in its internal control over financial reporting, which could result in material misstatements in the Company’s financial statements.
As disclosed in Item 9A of this Annual Report, management identified a material weakness in the Company’s internal control over financial reporting that existed as of June 30, 2026. The material weakness relates to the design and implementation of controls over estimates used in the valuation of inventory, specifically the precision of management’s review of inventory reserve calculations. This material weakness was first identified as of June 30, 2023 and has not yet been remediated. Beginning in the fourth quarter of fiscal 2024 and continuing through fiscal 2025 and 2026, management implemented additional controls, including a standardized process for updating standard costs, enhanced segregation of duties over updates and reviews, improved data accuracy and integrity in the valuation calculations, and senior management review of all material estimates. However, the inventory reserve spreadsheet continues to rely on various manual entries, and management’s review covers preset links and formulas but does not extend to certain manual inputs and links. In addition, testing of the operating effectiveness of the enhanced controls has not been completed. Accordingly, management concluded that the material weakness continued to exist as of June 30, 2026 and that the Company’s internal control over financial reporting was not effective as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company has implemented remediation measures, including increasing the precision of management’s review of all assumptions used in the valuation of inventory and instituting senior management reviews of all material estimates applied in the inventory valuation process, there can be no assurance that these measures will be sufficient to remediate the material weakness or prevent future material weaknesses from occurring.

If the Company is unable to remediate the material weakness, or if additional material weaknesses or significant deficiencies are identified in the future, the Company’s ability to report its financial results on a timely and accurate basis could be adversely affected, which could result in a loss of investor confidence in the Company’s financial reports, a decline in the price of the Company’s common stock, potential regulatory investigations or sanctions, or an inability to access the capital markets on favorable terms. The existence of a material weakness could also increase the risk that the Company’s financial statements contain material misstatements, which could require restatements of previously issued financial statements.
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
Tariffs and International Trade Policies

The Company's business may be adversely affected by changes in tariffs, trade policies, import duties, or other governmental actions affecting the products and components we purchase from foreign suppliers. Increases in tariffs or the imposition of new trade restrictions could increase our cost of goods sold, reduce gross margins, disrupt our supply chain, or require us to seek alternative suppliers, which may not be available on favorable terms or within required timeframes. Although we may seek to mitigate the impact of higher costs through pricing adjustments, supplier negotiations, or sourcing alternatives, there can be no assurance that such measures will fully offset the effects of increased tariffs or trade restrictions. Any significant increase in costs or disruption in the availability of products or components could adversely affect our operating results, cash flows, and financial condition.
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
Terrorist acts, acts of war, armed conflicts, or other geopolitical events, whether occurring in the United States or abroad, could disrupt our operations, those of our suppliers, logistics providers, distribution channels, or customers. Such events could result in damage to facilities, interruptions in manufacturing or supply chains, delays in the delivery of products, increased operating costs, reduced customer demand, or broader economic and political instability, any of which could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
In February 2018, the Company entered into a Debt Exchange Agreement (the "Exchange Agreement") with Mr. DePiano Sr. and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the "Holders"). Pursuant to the terms of the Exchange Agreement, the Holders exchanged a total of $645,000 principal amount of debt the Company owed the Holders under factoring agreements and notes (the "Notes") the Company entered into with the Holders in February and March of 2016 for 2,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of the Preferred Stock entitles the holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders. As a result of this voting power, the holders currently beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders. If the holders were to convert their shares of Preferred Stock into common stock at the current conversion ratio, the Holders would receive a total of 4,300,000 shares of Common Stock, or approximately 36.70% of the currently outstanding shares of Common Stock assuming such conversion.
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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS
None.

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

ITEM 2. PROPERTIES

As of June 30, 2026, the Company leased an aggregate of 15,437 square feet of space for (i) its corporate offices in Wayne, Pennsylvania, (ii) Sonomed’s manufacturing facility in Westbury, New York, and (iii) Trek’s distribution facility in New Berlin, Wisconsin. The corporate office lease terminated on July 15, 2025. Then the Company had a month to month lease until July 15, 2026 when it relocated its corporate offices to another building of 3,012 square feet in Wayne, Pennsylvania in early July 2026. The lease for the new corporate office expires on September 30, 2031. Please refer to Note 14-Subsequent Event. The lease for the Company’s Wisconsin distribution facility, which comprises 7,440 square feet, expires on April 30, 2028. The lease for the Sonomed facility located in Westbury, New York, consisting of 5,811 square feet, expires on October 22, 2032.

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

As of October 9, 2026, there were 1,252 holders of record of the Company’s common stock. On October 9, 2026 the closing price of the Company’s Common Stock as reported by the OTCQB Market was $0.15 per share.
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

The Company operates its business as one operating and reportable segment. For additional information, see “Note 12—Segment Information” in the notes to our consolidated financial statements included elsewhere in this Annual Report.

Financial Highlights

The following discussion and analysis should be read together with the consolidated financial statements and notes thereto and other financial information contained elsewhere in this Form 10-K and the discussion under “Risk Factors” included in Item 1A of this Form 10-K.

•Consolidated net revenue increased approximately $690,000 or 5.7%, to $12,736,000 during the year ended June 30, 2026, as compared to the prior fiscal year. The increase in net revenue is mainly attributable to a $1,259,000 increase in sales of Sonomed products and services, partially offset by a $518,000 decrease in sales of Trek products and a $51,000 decrease in AXIS revenue during the year ended June 30, 2026.

•Consolidated cost of revenue totaled approximately $7,167,000, or 56.3%, of total revenue during the year ended June 30, 2026, as compared to $6,535,000, or 54.3%, of total revenue of the prior fiscal year. The 2.0% increase in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

•Consolidated marketing, general and administrative expenses increased $398,000, or 8.6%, to $5,023,000 during the year ended June 30, 2026, as compared to the prior fiscal year. The increase in marketing, general and administrative expenses was mainly due to increases in compensation, including bonuses and fringe benefits, legal expenses, advertising expenses, and travel expenses, partially offset by decreases in network expenses and a favorable bad debt adjustment during the year ended June 30, 2026.

•Consolidated research and development expenses decreased $252,000 or 33.5%, to $501,000 during the year ended June 30, 2026, as compared to the same period of the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to a $406,000 decrease in AXIS consulting expenses offset by a $152,000 increase invested in ultrasound development during the year ended June 30, 2026.

•During the year ended June 30, 2026, the Company sold its AXIS software for an aggregate purchase price of $3,000,000. The Company received net proceeds of $2,800,000 and recognized a gain of $2,813,525, before income taxes, on the sale.

•The Company released $1,139,449 of its valuation allowance related to previously fully reserved deferred tax assets after evaluating the positive and negative evidence, and consequently recognized a corresponding deferred income tax benefit in the consolidated statement of operations for the fiscal year ended June 30, 2026.

Results of Operations

Years Ended June 30, 2026 and 2025
The following table shows consolidated net revenue, as well as identifying trends in revenues for the years ended June 30, 2026 and 2025. Table amounts are in thousands:

	For the Years Ended June 30,
	2026	2025	% Change
Net Revenue:
Products	$12,082	$11,514	4.9%
Service plans	654	532	22.9%
Total	$12,736	$12,046	5.7%
Consolidated net revenue increased approximately $690,000 or 5.7%, to $12,736,000 during the year ended June 30, 2026,as compared to the prior fiscal year. The increase in net revenue is mainly attributable to a $1,259,000 increase in sales of Sonomed products and services, partially offset by a $518,000 decrease in sales of Trek products and a $51,000 decrease in AXIS revenue during the year ended June 30, 2026.
Foreign sales

The following table presents domestic and international sales from continuing operations. Table amounts are in thousands:

	For the Years Ended June 30,
	2026		2025
Domestic	$6,830	53.6%	$6,741	56.0%
Foreign	5,906	46.4%	5,305	44.0%
Total	$12,736	100.0%	$12,046	100.0%

The following table presents consolidated cost of revenue and as a percentage of revenues for the years ended June 30, 2026 and 2025. Table amounts are in thousands:

	For the Years Ended June 30,
	2026	%	2025	%
Cost of Revenue:
	$7,167	56.3%	$6,535	54.3%
Total	$7,167	56.3%	$6,535	54.3%

Consolidated cost of revenue totaled approximately $7,167,000, or 56.3%, of total revenue during the year ended June 30, 2026, as compared to $6,535,000, or 54.3%, of total revenue of the prior fiscal year. The 2.0% increase in cost of revenue as a percentage of total revenue is mainly due to change in product mix.

The following table presents consolidated marketing, general and administrative expenses for the years ended June 30, 2026 and 2025. Table amounts are in thousands:

	For the Years Ended June 30,
	2026	2025	% Change
Marketing, General and Administrative:
	$5,023	$4,625	8.6%
Total	$5,023	$4,625	8.6%

Consolidated marketing, general and administrative expenses increased $398,000, or 8.6%, to $5,023,000 during the year ended June 30, 2026 as compared to the prior fiscal year. The increase in marketing, general and administrative expenses was mainly due to increases in compensation, including bonuses and fringe benefits, legal expenses, advertising expenses, and travel expenses, partially offset by decreases in network expenses and a favorable bad debt adjustment during the year ended June 30, 2026.

The following table presents consolidated research and development expenses for the years ended June 30, 2026 and 2025.
Table amounts are in thousands:

	For the Years Ended June 30,
	2026	2025	% Change
Research and Development:
	$501	$753	(33.5)%
Total	$501	$753	(33.5)%
Consolidated research and development expenses decreased $252,000, or 33.5%, to $501,000 during the year ended June 30, 2026 as compared to the prior fiscal year. Research and development expenses were primarily expenses associated with the introduction of new or enhanced products. The decrease in research and development expenses is mainly due to a $406,000 decrease in nonrecurring AXIS consulting expenses offset by a $152,000 increase in ultrasound consulting expenses during the year ended June 30, 2026.
During the year ended June 30, 2026, the Company sold its AXIS software for an aggregate purchase price of $3,000,000. The Company received net proceeds of $2,800,000 and recognized a gain of $2,813,525, before income taxes, on the sale.

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

Liquidity and Capital Resources

Our total cash as of June 30, 2026, consisted approximately $3,065,000 of cash on hand compared to approximately $546,000 of cash on hand and restricted cash of $257,000 as of June 30, 2025. At June 30, 2026 and 2025, the Company’s balances exceeded federally insured limits by approximately $2,457,000 and $290,000, respectively. The Company is seeking to enhance deposit insurance coverage while investing excess cash in a short-term investment portfolio designed to balance yield, liquidity, and capital preservation.

For the fiscal year ended June 30, 2026, the Company reported income from continuing operations of approximately $45,000, compared to a net income from continuing operations of $133,000 for the year ended June 30, 2025, representing a significant improvement over the prior years when there were net losses from continuing operations. In addition, the sale of the AXIS software business generated net cash proceeds of approximately $2.8 million, substantially improving the Company's liquidity. It will continue to closely monitor costs and expenses and may need to raise additional capital to fund operations.

Based on its current cash position, anticipated operating cash requirements, and planned investment strategy, management believes the Company has sufficient liquidity to fund its operations, working capital needs, and strategic initiatives for the foreseeable future. Management will continue to monitor operating performance, cash flows, and capital requirements and may evaluate additional financing, strategic partnerships, or capital market opportunities if such transactions are deemed beneficial to the Company and its stockholders.

The Company expects to continue funding operations from cash on hand, cash generated from operations, investment income, and revenues from the licensing and sale of its products. Although management may consider additional equity, debt, or strategic financing alternatives in the future, there can be no assurance that such financing arrangements would be available on favorable terms or at all.
The following table presents overall liquidity and capital resources as of June 30, 2026 and 2025. Table amounts are in thousands:

	June 30,	June 30,
	2026	2025
Current Ratio:
Current assets	$7,012	$4,612
Less: Current liabilities	2,388	2,685
Working capital	$4,624	$1,927
Current ratio	2.94 to 1	1.72 to 1
Debt to Total Capital Ratio:
Note payable, lease liabilities, and EIDL loan	$975	$523
Total equity	5,928	1,915
Total capital	$6,902	$2,439
Total debt to total capital	14.1%	21.5%
Working Capital Position
Working capital increased approximately $2,697,000 to $4,624,000 as of June 30, 2026, and the current ratio increased to 2.94 to 1 to from 1.72 to 1 when compared to June 30, 2025.
The increase in working capital as of June 30, 2026 is mainly due to rise in current assets of $2,400,000, driven by the net proceeds from sales of AXIS software of $2,800,000.
Debt to total capital ratio was 14.1% and 21.5% as of June 30, 2026 and June 30, 2025, respectively.
Cash Flow (Used In) Provided By Operating Activities
During year ended June 30, 2026, the Company used approximately $403,000 of cash in operating activities as compared to approximately $381,000 of cash provided by operating activities during the year ended June 30, 2025.
For the year ended June 30, 2026, cash used in operations was from a $2,800,000 gain on the sale of the AXIS software and a deferred income tax benefit of $1,139,000 offsetting the net income of $4,013,000. In addition, cash used in operations is also due to a decrease in accounts payable of $459,000, and an increase in accounts receivable of $339,000, an increase in current and long term assets of $197,000, and a decrease in related party accrued interest and lease liability of $112,000 and $106,000, respectively. Cash used in operating activities was offset by a decrease in inventories of 408,000, and an increase in accrued expenses of $209,000. The remaining offsetting items for cash used in operations is comprised of less significant items.
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
Cash Flows Provided by (Used In) Investing Activities
Cash flows provided by investing activities for the year ended June 30, 2026, was due to net proceeds from sales of AXIS software of $2,800,000, offset by purchase of the fixed assets of $4,000. Cash flows used in investing activities for the year ended June 30, 2025, was due to purchase of the fixed assets of $4,000.
Any necessary capital expenditures have generally been funded out of cash from operations, and the Company is not aware of any factors that would cause historical capital expenditure levels to not be indicative of capital expenditures in the future and, accordingly, does not believe that the Company will have to commit material resources to capital investment for the foreseeable future.
Cash Flows Used in Financing Activities
For the year ended June 30, 2026, the cash used in the financing activities of $130,000 was attributed to repayment of TD bank loan balance of $127,000, and repayment of EIDL loan of $3,000. During the second quarter, the Company also borrowed $100,000 from a related party, which was repaid in full during the third quarter.
For the year ended June 30, 2025, the cash used in the financing activities of $40,000 was attributed to repayment of notes payable of $37,000, and repayment of EIDL loan of $3,000.
Off-balance Sheet Arrangements and Contractual Obligations

The Company was not a party to any off-balance sheet arrangements during the years ended June 30, 2026 and 2025.
Critical Accounting Estimates

The preparation of financial statements requires management to make estimates and assumptions that impact amounts reported therein. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. There are items within our financial statements that require estimation but are not deemed critical as defined above except for the estimated valuation allowance against the deferred tax asset. The company records a valuation allowance against the deferred tax asset when it is more likely than not that some portion of the deferred tax assets will not be realized. Determining the appropriate valuation allowance requires significant judgment regarding future taxable income, reversal patters of temporary differences, available tax planning strategies, and the utilization of net operating loss carryforwards.
Recently Issued Accounting Standards
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). Management periodically reviews new accounting standards that are issued.
Recently Adopted Accounting Standards
On July 30, 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update (ASU) 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company adopted this ASU for the year ended June 30, 2026, and the adoption did not have a material effect on the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU was effective for the annual period ending June 30, 2026. As a result, the Company updated the income tax footnote disaggregating the information as required for year ended June 30, 2026, prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations and primarily resulted in additional disclosures in the income tax footnote, including disaggregated information in the effective tax rate reconciliation and income taxes paid.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, Income Statement reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense. As subsequently amended by ASU 2025-01 the standard requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments address various technical corrections, clarifications, and other improvements to the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments provide guidance on the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the applicability and potential impact of this ASU on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide the information under Item 7A.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Escalon Medical Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Escalon Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Escalon Medical Corp. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ, CPAs P.C.

CBIZ, CPAs P.C.

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey

October 13, 2026

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash	$3,065,468	$545,835
Restricted cash	—	256,550
Accounts receivable	1,977,254	1,667,394
Less: allowance for credit losses	(74,035)	(164,499)
Accounts receivable, net	1,903,219	1,502,895
Inventories	1,733,984	2,142,263
Other current assets	309,255	164,394
Total current assets	7,011,926	4,611,937
Property and equipment, net	26,605	34,589
Right-of-use assets	827,057	253,953
Licenses and patents, net	8,134	29,792
Net deferred tax assets	1,139,449	—
Other long term assets	114,944	62,788
Total assets	$9,128,115	$4,993,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$—	$40,708
Current portion of EIDL loan	3,499	3,370
Accounts payable	928,562	1,387,192
Accrued expenses	817,529	633,422
Related party accrued interest	—	112,389
Current portion of operating lease liabilities	159,351	86,521
Deferred revenue	388,297	327,919
Other short term liabilities	91,254	93,727
Total current liabilities	2,388,492	2,685,248
Note payable, net of current portion	—	85,761
Operating lease liabilities, net of current portion	676,514	168,015
EIDL loan, net of current portion	135,376	138,928
Total liabilities	3,200,382	3,077,952
Commitments and Contingencies (Note 8)
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and outstanding (liquidation value of $1,077,131 and $1,025,531)	645,000	645,000
Common stock, $0.001 par value; 35,000,000 shares authorized; 7,415,329 shares issued and outstanding	7,415	7,415
Additional paid-in capital	69,702,043	69,702,043
Accumulated deficit	(64,426,725)	(68,439,351)
Total stockholders’ equity	5,927,733	1,915,107
Total liabilities and stockholders’ equity	$9,128,115	$4,993,059
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended June 30,
	2026	2025
Net revenues:
Products	$12,082,609	$11,514,336
Service plans	653,536	531,812
Revenues, net	12,736,145	12,046,148
Costs and expenses:
Cost of revenue	7,166,609	6,535,090
Marketing, general and administrative	5,022,813	4,624,711
Research and development	501,488	753,130
Total costs and expenses	12,690,910	11,912,931
Income from operations	45,235	133,217
Other expense
Gain from sales of AXIS software	2,813,525	—
Other income (expense)	21,876	(5,000)
Interest expense, net	(7,459)	(22,692)
Total other income (expenses), net	2,827,942	(27,692)
Net income before income tax	$2,873,177	$105,525
Income tax benefit	$1,139,449	$—
Net income	4,012,626	105,525
Less undeclared dividends on preferred stocks	51,600	51,528
Less income allocated to convertible preferred stocks	1,948,700	25,903
Net income applicable to common stockholders	$2,012,326	$28,094
Net income per share
Basic income per share applicable to common stockholder	$0.27	$0.00
Diluted income per share	$0.27	$0.00
Weighted average shares—basic	7,415,329	7,415,329
Weighted average shares—diluted	14,596,202	14,252,202
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107
Net income	—	—	—	—	—	4,012,626	4,012,626
Balance at June 30, 2026	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(64,426,725)	$5,927,733

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,544,876)	$1,809,582
Net income	—	—	—	—	—	105,525	105,525
Balance at June 30, 2025	2,000,000	$645,000	7,415,329	$7,415	$69,702,043	$(68,439,351)	$1,915,107
See notes to consolidated financial statements

ESCALON MEDICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,012,626	$105,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain from sales of AXIS software	(2,813,525)	—
Change in allowance for credit loss	(61,823)	(6,605)
Decrease in inventory valuation	—	(42,838)
Depreciation and amortization	22,588	37,819
Non cash lease expense	114,137	211,191
Deferred income tax	(1,139,449)	—
Change in operating assets and liabilities:
Accounts receivable	(338,501)	627,869
Inventories	408,279	(486,307)
Other currents	(144,861)	29,702
Other long-term assets	(52,156)	—
Accounts payable	(458,630)	29,970
Accrued expenses	209,107	45,105
Related party accrued interest	(112,389)	—
Change in operating lease liability	(105,912)	(226,656)
Deferred revenue	60,378	47,915
Other short-term liabilities	(2,473)	8,035
Net cash (used in) provided by operating activities	(402,604)	380,725
Cash Flows from Investing Activities:
Purchase of equipment	(4,421)	(3,880)
Proceeds from sales of AXIS software	2,975,000	—
Consulting fee associated with sales of AXIS software	(175,000)	—
Net cash provided by (used in) investing activities	2,795,579	(3,880)
Cash Flows from Financing Activities:
Proceeds from related party loan	100,000	—
Repayment of EIDL loan	(3,423)	(3,382)
Repayment of note payable	(126,469)	(36,533)
Repayment of related party loan	(100,000)	—
Net cash used in financing activities	(129,892)	(39,915)
Net increase in cash, cash equivalents and restricted cash	2,263,083	336,930
Cash, and restricted cash, beginning of year	802,385	465,455
Cash, and restricted cash, end of year	$3,065,468	$802,385

Cash, and restricted cash consist of the following:
End of year
Cash	$3,065,468	$545,835
Restricted cash	—	256,550
	$3,065,468	$802,385

Beginning of year
Cash	$545,835	$209,033
Restricted cash	256,550	256,422
	$802,385	$465,455

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,316	$21,035
Non Cash Investing Activities
Non Cash Finance Activities
Right-of-use assets obtained in exchange for lease obligations	$687,241	$265,155
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
Use of Estimate
The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Segment Information

The Company has one operating and reportable segment. The Company’s CODM is its Chief Executive Officer and Chief Operating Officer, who reviews financial information presented on a consolidated basis for the purpose of allocating resources and evaluating financial performance.
Cash
For the purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. From time to time cash balances exceed federal insurance limits. At June 30, 2026 and 2025, the Organization’s balances exceeded federally insured limits by approximately $2,457,000 and $290,000, respectively.
Restricted Cash
As of June 30, 2026 and 2025, restricted cash included $0 and $256,550, which was pursuant to the requirements in the TD Bank Loan entered into June 2018 (see Note 5 TD Note Payable).
Accounts Receivable

Accounts receivables are recorded at net realizable value. The Company performs ongoing credit evaluations of customers financial conditions and does not require collateral for accounts receivable arising in the normal course of business. The Company maintains allowances for potential credit losses based on the Company’s historical trends, specific customer issues and current economic trends. Accounts are written off against the allowance when they are determined to be uncollectible based on management’s assessment of individual accounts. While such credit losses have historically been within the Company’s expectation and the provision established, the Company cannot guarantee that this will continue. The Company recorded an allowance for credit losses of $74,035 and $164,499 as of June 30, 2026 and 2025, respectively.

The activity for the allowance for credit losses during years ended June 30, 2026 and 2025, is as follows:

	For the Years ended June 30,
	2026	2025
Balance, July 1	$164,499	$171,104
Provision	28,641	—
Recovery	(67,500)	(6,605)
Write-offs	(51,605)	—
Balance, June 30	$74,035	$164,499

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

	June 30,
	2026	2025
Raw materials	$997,520	$1,120,605
Work in process	59,552	96,496
Finished goods	676,912	925,162
Total inventories	$1,733,984	$2,142,263
Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Depreciation on property and equipment is recorded using the straight-line method over the estimated economic useful life of the related assets. Estimated useful lives are generally three years to five years for computer equipment and software, five years to seven years for furniture and fixtures and five years to ten years for production and test equipment. Depreciation and amortization expense for the years ended June 30, 2026 and 2025 was approximately $23,000 and $35,000, respectively.

Property and equipment consist of the following:

	June 30,
	2026	2025
Equipment	$826,371	$821,950
Furniture and fixtures	128,499	128,499
Leasehold improvements	39,048	39,048
	993,918	989,497
Less: Accumulated depreciation and amortization	(967,313)	(954,908)
	$26,605	$34,589
Intangible Assets and Long-Lived Assets
Long-lived assets including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the projected undiscounted cash flows from the asset are less than the carrying value of the asset the asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2026 and 2025 the Company performed a qualitative assessment and considered the totality of events and circumstances, and concluded that it is not more likely than not that the fair value of the related assets are below their carrying amount. Based on this assessment, no impairment charges were recorded for the periods presented.
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
Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of the notes payable and lease liabilities approximates fair value since such debt borrowing bears interest at the approximate current market rate. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

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

	Years ended June 30,
	2026	2025
Beginning of Year	$328,000	$280,000
Additions	1,075,000	833,000
Revenue Recognized	(1,015,000)	(785,000)
End of Year	$388,000	$328,000

Revenue recorded that was included within prior period deferred revenue was $254,000 and $238,000, respectively for the years ended June 30, 2026 and 2025, respectively. The movement within the deferred revenue balance was due to new orders and the subsequent revenue recognition.

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

Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options. The Company analyzed the potential dilutive effect of any outstanding dilutive securities under the “if-converted” method and treasury-stock method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. As of June 30, 2026 and 2025, the average market prices for the years then ended are less than the exercise price of all the outstanding stock options and, therefore, the inclusion of the stock options would be anti-dilutive.

	For the Years Ended June 30,
	2026	2025
Numerator:
Numerator for basic earnings per share:
Net income	$4,012,626	$105,525
Less undeclared dividends on convertible stocks	51,600	51,528
Less net income allocated to convertible preferred stocks	1,948,700	25,903
Net income applicable to common stockholders	$2,012,326	$28,094
Numerator for diluted earnings per share:
Net income	$4,012,626	$105,525
Undeclared dividends on convertible stocks	51,600	51,528
Diluted income	$3,961,026	$53,997

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	7,415,329	7,415,329
Weighted average preferred stock converted to common stock	7,180,873	6,836,873
Denominator for diluted earnings per share - weighted average and assumed conversion	14,596,202	14,252,202

Net income per share:
Basic net income per share	$0.27	$0.00
Diluted net income per share	$0.27	$0.00

The following table summarizes convertible preferred stock and securities that, if exercised would have an anti-dilutive effect on earnings per share.

	For the Years Ended June 30,
	2026	2025
Stock options	—	21,000
Total potential dilutive securities not included in income per share	—	21,000
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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company maintains a full valuation allowance against its deferred tax assets as of June 30, 2025. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The amount of the valuation allowance release will be determined based on the available sources of future taxable income as of the period in which the release is recorded.

During the fiscal year ended June 30, 2026, the Company evaluated all available positive and negative evidence, including its cumulative income in recent years and projected future taxable income. The Company’s June 30, 2026 assessment indicates that the available positive evidence outweighs the negative evidence for certain of its deferred tax assets. In particular, management believes that the combination of demonstrated recent profitability, positive adjusted three-year results, and the availability of NOL carryforwards with indefinite carryforward periods and forecasted future taxable income provides sufficient positive evidence to overcome the Company's historical loss experience. Based on that evaluation, it concluded that it is more likely than not that a portion of its deferred tax assets will be realized. Accordingly, the Company released $1,139,449 of its valuation allowance related to previously unrecognized deferred tax assets and recognized a corresponding deferred income tax benefit in the consolidated statement of operations for the fiscal year ended June 30, 2026. The Company will continue to assess the realizability of its deferred tax assets each reporting period. Any further release of the valuation allowance would result in an additional income tax benefit in the period the release is recorded. The remaining valuation is at $5,393,142. The Company continues to maintain a valuation allowance against deferred tax assets that are not considered more likely than not to be realized.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of June 30, 2026 and June 30, 2025, no accrued interest or penalties were required to be included on the related tax liability line in the consolidated balance sheets.

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

New Accounting Pronouncements
Recently Adopted Accounting Standards
On July 30, 2025, the Financial accounting Standards Board (the "FASB") issued Accounting Standard Update (ASU) 2025-5, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue-transactions under ASC 606. Key changes include a practical expedient, available to all entities, that allows assuming that conditions as of the balance sheet date will remain unchanged over the life of those assets. The amendments are effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted; the guidance should be applied prospectively. The Company adopted this ASU for the year ended June 30, 2026, and the adoption did not have a material effect on the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU was effective for the annual period ending June 30, 2026. As a result, the Company updated the income tax footnote disaggregating the information as required for year ended June 30, 2026 prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations and primarily resulted in additional disclosures in the income tax footnote, including disaggregated information in the effective tax rate reconciliation and income taxes paid.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, Income Statement reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense. As subsequently amended by ASU 2025-01 the standard requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments address various technical corrections, clarifications, and other improvements to the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments provide guidance on the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the applicability and potential impact of this ASU on its consolidated financial statements and related disclosures.

3. Intangible Assets
The Company's intangible assets consist of the following:

Licenses and Patents

The Company capitalized and amortized its purchased licenses and patents over 10 years and 20 years, respectively. Amortization expense is approximately $20,000 for each of the years ended June 30, 2026 and 2025. Annual amortization related entirely to licenses and patents is estimated to be zero for the year ending June 30, 2027.

During fiscal 2026, the Company retired a software license with an original cost of $196,500 and accumulated amortization of $185,025. The remaining carrying value of $11,475 was written off.
The following table presents amortized licenses and patents as of June 30, 2026:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$17,565	$—	$17,565	$(9,431)	$8,134
Total	$17,565	$—	$17,565	$(9,431)	$8,134

The following table presents amortized licenses and patents as of June 30, 2025:

	Gross Carrying Amount	Impairment	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized Intangible Assets
	$214,065	$—	$214,065	$(184,273)	$29,792
Total	$214,065	$—	$214,065	$(184,273)	$29,792
4. Accrued Expenses
The following table presents accrued expenses:

	June 30,
	2026	2025
Accrued compensation	$667,268	$526,307
Warranty reserve	32,078	32,078
Tax payable	41,952	41,952
Other accruals	76,231	33,085
Total accrued expenses	$817,529	$633,422

Accrued compensation as of June 30, 2026 and 2025 primarily relates to payroll and vacation accrual.

5. TD Note Payable

On June 29, 2018 the Company entered a business loan agreement with TD bank receiving a line of credit evidenced by a promissory note of $250,000. The index rate at the date of the agreement is 5.000% per annum. Interest on the unpaid principal balance of the note is calculated using a rate of 0.740 percentage points over the index, adjusted if necessary for any minimum and maximum rate limitations, resulting in an initial rate of 5.740% per annum based on a year of 360 days. TD bank elected to exercise the term note conversion option to convert the loan balance of $201,575 to a five-year term note effective March 29, 2023 ("the Conversion Date") at an annual rate of 9.49%. On October 17, 2025, the Company fully repaid its outstanding loan with TD Bank of $113,960 with its restricted cash. As a result, the Company has no outstanding balance under the TD Bank loan agreement as of June 30, 2026.

6. Long-term debt

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

The future annual principal amounts and accrued interest to be paid as of June 30, 2026 are as follows:

Year ending June 30,	EIDL Loan Payment
2027	$3,499
2028	3,632
2029	3,771
2030	3,914
2031	4,064
Thereafter	119,995
Total	$138,875

7. Income Taxes

Our income before provision for (benefit from) income taxes for the years ended June 30, 2026 and 2025 was as follows:

	June 30,
	2026	2025
Income before income taxes
Domestic	$2,873,177	$105,525
Income before Taxes	$2,873,177	$105,525

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to difference between the basis of assets and liabilities for financial reporting and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.”

The provision for income taxes for the years ended June 30, 2026 and 2025 consists of the following:

	2026	2025
Current income tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred income tax provision
Federal	625,619	501,054
State	(84,833)	33,333
Change in valuation allowance	(1,680,235)	(534,387)
Total deferred provision	(1,139,449)	—
Income tax expense (benefit)	$(1,139,449)	$—
The Company is subject to taxation in the United States at both the federal level and within various state jurisdictions. The Company is not currently under audit, and its statute of limitations remains open for 2021 and subsequent years.
The Company had an effective tax rate of (39.65)% and 0% for the years ended June 30, 2026 and 2025, respectively.
Beginning in fiscal year 2026 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2-Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU

2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026 is as follows (in dollars, except for percentages):
Income tax expense (benefit) as a percentage of loss for the years ended June 30, 2026 and 2025 differ from statutory federal income tax rate due to the following:

	2026	2026
Statutory federal income tax rate	$603,367	21.00%
State and local income tax (1), net of federal income tax effect	11,785	0.41%
Permanent differences	8,189	0.29%
Return to provision	7,065	0.25%
Expired net operating loss	—	0.00%
Other deferred adjustments	(14,295)	(0.50)%
Valuation allowance	(1,755,560)	(61.10)%
Effective income tax rate	$(1,139,449)	(39.65)%

2025
Statutory federal income tax rate	21.00%
State taxes, net of federal	1.40%
Change in valuation allowance	(506.41)%
Return to provision	(59.68)%
Expired net operating loss	494.52%
State rate change	34.41%
Other	7.40%
Permanent differences	7.36%
Effective income tax rate	0.00%
(1) CA, MA, NY, and WI account for 100% of the tax effect in this category.
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026 is as follows:

2026
Federal	$—
State
California	$3,394
Massachusetts	$515
New York	$498
Texas	$1,268
Other	$53
Cash paid for income taxes, net of refunds received	$5,728
The components of the net deferred income tax assets and liabilities as of June 30, 2026 and 2025 are as follows:

	2026	2025
Deferred income tax assets:
Net operating loss carryforward	$6,364,824	$6,532,220
Stock options	—	3,295
Operating lease liability	184,987	56,878
Allowance for doubtful accounts	16,560	36,843
Accrued vacation	56,851	59,149
Inventory reserve	48,515	48,580
174 R&D	—	351,395
Accelerated amortization on goodwill and other intangible assets	42,456	41,513
Warranty reserve	7,175	7,184
Total deferred income tax assets	6,721,368	7,137,057
Valuation allowance	(5,393,142)	(7,073,376)
Net deferred tax assets	1,328,226	63,681
Deferred income tax liabilities:
Accelerated depreciation	(1,819)	(6,673)
Right of use asset	(186,958)	(57,008)
Total deferred income tax liabilities	(188,777)	(63,681)
Net deferred tax assets	$1,139,449	$—
As of June 30, 2026 and June 30, 2025, the Company has a valuation allowance of $5,393,142 and 7,073,376, which primarily relate to the federal net operating loss carryforwards. During the year ended June 30, 2026, the valuation allowance decreased by $1,680,235 and during the year ended June 30, 2025, the valuation decreased by $534,387.
The valuation allowance is a result of management evaluating its estimates of the net operating losses available to the Company as they relate to the results of operations of acquired businesses subsequent to their being acquired by the Company. The Company evaluates a variety of factors in determining the amount of the valuation allowance, including the Company's earnings history, the number of years the Company's operating loss can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. Future reversal of the valuation allowance will be recognized either when the benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future earnings.
During the year ended June 30, 2026, the Company released approximately $1,139,449 of its valuation allowance after concluding that it is more likely than not that a portion of its deferred tax assets will be realized. In assessing the realizability of its deferred tax assets, which consist primarily of federal and state net operating loss ("NOL") carryforwards, management considered all available positive and negative evidence in accordance with ASC 740, including historical operating results, recent earnings trends, projected future taxable income, the timing and character of temporary difference reversals, and the availability and utilization periods of existing tax attributes. Management's assessment was further supported by several favorable developments during the year, including the resolution of the Company's prior going concern uncertainty and its return to a cumulative pre-tax income position. As part of this evaluation, management performed a detailed scheduling analysis to assess the extent to which future income could support the utilization of both finite-lived and indefinite-lived NOL carryforwards. The analysis demonstrated that a portion of the Company's deferred tax assets is expected to be realized through forecasted future income and available tax attributes, including federal NOL carryforwards generated after enactment of the Tax Cuts and Jobs Act that are not subject to expiration. Accordingly, the Company released the portion of its valuation allowance supported by the available positive evidence, while continuing to maintain a valuation allowance against deferred tax assets for which realization is not considered more likely than not.
As of June 30, 2026 and 2025, Company has available federal net operating loss carry forwards of approximately $28.3 million and $29.5 million, respectively, and state net operating loss carry forwards of approximately $5.7 million and $4.2 million, respectively. As of June 30, 2026, approximately $24.8 million of federal and $4.6 million of state net operating loss carryforwards are scheduled to expire within the next ten years, while an additional $0.9 million and $1.2 million, respectively, will expire in years eleven through twenty. The remaining $2.6 million of federal net operating loss carryforwards may be carried forward indefinitely. As of June 30, 2025, approximately $23.0 million of federal and $2.3 million of state net operating loss carryforwards were scheduled to expire within the next ten years, $4.0 million of federal and $1.4 million of state net operating loss carryforwards scheduled to expire in years eleven through twenty. $2.2 million of federal and $0.5 million of sate net operating loss carryforwards could be carried forward indefinitely.
The Company's U.S. Federal NOLs pre 2017 Tax Cuts and Jobs Act ("TCJA") NOLs and post 2017 TCJA NOLs are $25.7 million and $2.6 million, respectively, as of June 30, 2026.
The Company's U.S. Federal NOLs generated prior to the enactment o`f the TCJA may be utilized to offset up to 100% of taxable income and generally expire 20 years after the year in which they were generated. The Company’s U.S. Federal NOLs, generated after the enactment of the TCJA are available for indefinite carryforward; however, their utilization is limited to 80% of taxable income.
The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.
The Company files income tax returns in the U.S. and various state and local jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal year ended June 30, 2021 and subsequent years remain open to tax examination. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its Condensed Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2026 and June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. Under OBBBA, the Company is permitted to claim 100% bonus depreciation and to immediately expense Section 174 costs. These provisions accelerate tax deductions but does not create a permanent tax difference; therefore, the impact is timing‑related only and does not materially affect the Company’s income tax provision.

8. Commitments and Contingencies
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

9. Related Party Transactions and Preferred Stock

On February 14, 2018, the Company entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Mr. DePiano Sr., the Company's former Chairman and DP Associates Inc. Profit-Sharing Plan of which Mr. DePiano Sr. is the sole owner and sole trustee (the “Holders”).  Pursuant to the terms of the Exchange Agreement, effective February 15, 2018, the holders exchanged a total of $645,000 principal amount of debt related to the accounts receivable factoring program for 2,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). As of June 30, 2025, the related party interest accrual of $112,389 related to the debt prior to the exchange, remained as an on demanded payable. The related party interest accrual was paid in full during the year ended June 30, 2026.

Each share of Preferred Stock entitles the holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the holders as of June 30, 2026 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2026 and 2025 the cumulative dividends payable is $432,131 ($0.2161 per share) and $380,531 ($0.1903 per share), respectively.

The weighted average preferred stock converted to common stock is the total of 4,300,000 shares converted from the convertible preferred stock and shares converted from accrued dividends. As of June 30, 2026 and 2025, the weighted average preferred stock converted to common stock balance was 7,180,873 and 6,836,873, respectively.

After Mr. DePiano Sr. passed away on October 3, 2019, the abovementioned shares of Preferred Stock are now held in Richard DePiano Sr Trust under the Will (TUW) with Mr. DePiano, Jr. as the trustee.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the three-month term. The $100,000 short-term loan and accrued interest of 4,037 was paid in full on February 19, 2026.
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

Major Customer

One customer accounted for approximately 12% of net sales during the year ended June 30, 2026. One customer accounted for approximately 17% of net sales during the year ended June 30, 2025.

As of June 30, 2026, the Company had one customer that represented approximately 17% of the total accounts receivable balance. As of June 30, 2025, the Company had one customer that represented approximately 21% of the total accounts receivable balance.

Major Supplier

The Company's one largest supplier accounted for 45% of the total purchases for the year ended June 30, 2026. The Company's one largest supplier accounted for the total purchases for 43%  of total purchases for the year ended June 30, 2025.

As of June 30, 2026, the Company had one supplier that represented approximately 44% of the total accounts payable balance. As of June 30, 2025, the Company had two suppliers that represented 30% and 28% of the total accounts payable balance.

Foreign Sales

Domestic and international sales from continuing operations are as follows:

(in thousands)	For the Years Ended June 30,
	2026		2025
Domestic	$6,830	53.6%	$6,741	56.0%
Foreign	5,906	46.4%	5,305	44.0%
Total	$12,736	100.0%	$12,046	100.0%

11. Leases

Lessee Arrangements

On October 23rd, 2025, the Company entered into a new lease agreement for three office spaces in a building located at 865 Merrick Avenue, Westbury, New York. The lease has a seven year term, with no option to extend. The lease has monthly payments ranging from $10,390 to $12,407 for the three spaces, and the Company determined the discount rate for the lease to be 9.49%. On the lease commencement date, only one space was available for use. The Company recognized a right of use asset and a lease liability of $365,967. The Company recognized an additional right of use asset and a lease liability of $321,274 accordingly during the fourth quarter of 2026 for other two spaces. The lease addition did not have a material impact on the Company's results of operations for the year ended June 30, 2026.

Total lease expense, under ASC 842, was included in cost of revenue and marketing, general and administrative costs in the Company's audited consolidated statement of operations for the years ended June 30, 2026 and 2025 as follows:

	Year Ended June 30,
	2026	2025
Operating lease costs:
Fixed	$168,308	$348,112
Total:	$168,308	$348,112

Supplemental cash flow information was as follows:

	Year Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$160,083	$357,781
Total	$160,083	$357,781

Leases recorded on the balance sheet consist of the following:

		June 30,
Leases (operating)	Classification on the Balance Sheet	2026	2025
Assets
Operating lease ROU assets	Right-of-use asset	$827,057	$253,953
Liabilities
Current	Current portion of operating lease liabilities	$159,351	$86,521
Non-current	Operating lease liabilities	$676,514	$168,015

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate)
under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2026:

The aggregate future lease payments for operating leases as of June 30, 2026 were as follows:

Operating

2027	$224,230
2028	215,467
2029	145,261
2030	147,420
2031	143,142
Thereafter	197,063
Total lease payments	1,072,583
Less interest	236,718
Present value of lease liabilities	$835,865

Average lease terms and discount rates were as follows:

	June 30,
	2026	2025
Weighted-average remaining lease terms (years)
Operating leases	5.57	3.18
Weighted-average discount rate
Operating leases	9.47%	5.74%

Lessor Arrangement
During the year ended June 30, 2026, the Company entered into one sales-type lease. As of June 30, 2026, the Company's investment in the sales-type lease was $29,470, consisting of $4,621 classified as short-term and $24,849 classified as long-term. These amounts are included in short-term other assets and long-term other assets, respectively, in the accompanying consolidated balance sheets. For the year ended June 30, 2026, the Company recognized $2,128 of interest income and $29,470 of selling profit related to the sales-type lease. Interest income is recognized over the lease term using the effective interest method. Selling profit, if applicable, is recognized at lease commencement when the criteria for sales-type lease accounting are met.

12. Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance.

The Company’s CODM consists of the Chief Executive Officer and Chief Operating Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The accounting policies of the Company’s reportable segment, as well as how the Company derives revenue, are consistent with those described in "Note 2-Basis of Presentation and Summary of Significant Accounting Policies” within these financial statements.
The CODM uses consolidated net income, consistent with GAAP to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.

As the Company has only one reportable segment, all revenues, expenses, and operating results are attributable to that segment. Total assets attributable to the Company’s sole reportable segment were $9,128,115 and $4,993,059 as of June 30, 2026 and June 30, 2025, respectively.

The following tables set forth significant expense categories and other specified amounts included in consolidated net income that are otherwise regularly provided to the CODM for the years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025
Revenue	$12,736,145	$12,046,148
Cost of Revenue (1)	(7,153,276)	(6,507,646)
Research and Development	(501,488)	(753,130)
Sales and Marketing	(1,365,101)	(1,202,636)
General and Administrative (1)(2)	(3,710,286)	(3,418,305)
Depreciation and Amortization	(22,582)	(37,819)
Credit loss Adjustment	61,823	6,605
Gain from sale of AXIS software	2,813,525	—
Other income (expense)	21,876	(5,000)
Interest expense, net	(7,459)	(22,692)
Income tax benefits	1,139,449	$—
Segment net income	$4,012,626	$105,525

(1) 2026 and 2025 exclude depreciation and amortization expenses in cost of revenue, general and administrative expenses.
(2) 2026 and 2025 exclude the credit loss adjustment.
13. Other Income

During the year ended June 30, 2026, the Company was a party to a certain asset purchase agreement by and between the Company and Optos Public Limited Company, a company incorporated in Scotland (“Optos”). Pursuant to the asset purchase agreement, the Company agreed to sell to Optos certain software-related assets associated with the Company’s AXIS platform (the “Disposition”) in exchange for the aggregate purchase price of $3,000,000. The purchase price is payable in three milestone installments, each in the amount and subject to the conditions as set forth in the asset purchase agreement, in addition to $25,000 which was paid upon the execution by the Company and Optos of a term sheet with respect to the Disposition. The Company received the full purchase price, less the deposit, and recognized a net gain of $2,813,525 before tax on the sale during the year ended June 30, 2026. The pretax gain is calculated as the net proceeds less selling cost and the remaining book value of the license. The Company is evaluating the tax impact of the gain from sales on its condensed consolidated financial statements, and it is expected that the impact is not significant due to the existing and available net operating losses.

The Company considered the accounting guidance for discontinued operations noting that the disposition did not represent a strategic shift as required under the standard and therefore no adjustments were reflected in the condensed consolidated financial statements to reflect discontinued operations. The Company has evaluated the tax impact of the gain from sales on its condensed consolidated financial statements, and concluded that the impact is not significant due to the existing and available net operating losses and sales allocation by state.

14. Subsequent Event

The Company entered into a Short-Form Lease Agreement (the "Lease") with HP BC Eagle One LLC ("Landlord") for approximately 3,012 rentable square feet of office space located at 994 Old Eagle School Road, Wayne, Pennsylvania, to serve as the Company's corporate office. The lease term is 62 months with first 2 full months free. The lease started in early July 2026. The lease is approximately $6,024 per month in year one, escalating annually to approximately $6,983 per month in the final partial period (months 61–62).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company's management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

As of June 30, 2026, the Company had a material weakness in its internal control over financial reporting related to the design and implementation of controls over estimates used in the valuation of inventory, specifically the precision of management’s review of inventory reserve calculations. This material weakness was first identified during the year ended June 30, 2023. Beginning in the fourth quarter of fiscal 2024 and continuing through fiscal 2025 and 2026, management implemented additional controls, including a standardized process for updating standard costs, enhanced segregation of duties, improved data accuracy in the valuation calculations, and senior management review of all material estimates. However, the material weakness has not been remediated because the inventory reserve spreadsheet still relies on manual entries that management’s review does not fully cover, and the enhanced controls have not yet operated for a sufficient period, or been tested, to demonstrate that they are operating effectively. Accordingly, the Company’s management, with the participating of its principal executive officer, concluded that its internal control over financial reporting was not effective as of June 30, 2026.
Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above. As part of its remediation plan, the Company has implemented additional controls to increase the precision of management's review of all assumptions used in the valuation of inventory and to institute senior management of all material estimates applied in the inventory valuation process.
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
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company's internal control over financial reporting. The Company’s management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permits the Company to provide only the management’s report on internal control over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the year ended June 30, 2026, the Company made changes designed to improve its internal control over financial reporting. These changes include standardizing the process for updating standard costs, enhancing segregation of duties in both the updating and review stages and improving the accuracy and integrity of data used in inventory valuation calculations. The Company believes these changes strengthen the accuracy and reliability of the inventory valuation process. Other than the foregoing, there were no changes in the Company's internal control over financial reporting during the year ended June 30, 2026 that have material affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.
As previously disclosed, management identified a material weakness in internal control over financial reporting related to the design and implementation of controls over estimates used in the valuation of inventory, specifically regarding the precision of management's review of inventory reserve calculations.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal year ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers.

Name	Age	Position
Richard J. DePiano, Jr.	60	Chief Executive Officer, President and General Counsel and Director
Mark G. Wallace	57	Chief Operating Officer and Principal Financial & Accounting Officer
Weiying Huang	47	Chief Financial Officer
Lisa A. Napolitano	63	Director
C. Todd Trusk	59	Director
John P. Dogum	60	Director
David J. Jacovini	50	Director

Set forth below are the names, positions held and business experience, including during the past five years, of our directors and executive officers as of October 13, 2026. Officers serve at the discretion of the board of directors.
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
Mr. Wallace was appointed our Chief Operating Officer on January 1, 2008. He was also appointed the Principal Financial and Accounting Officer on July 7, 2017. Mr. Wallace has worked with us since 1997. Previous to being appointed Chief Operating Officer he was Executive Vice President of our Escalon Digital Solutions and Trek Medical subsidiaries. He has jointly held the position of Vice President-Quality, with quality and regulatory responsibilities for all of our companies, and has also previously served as Operations Manager at Sonomed, Inc. and our Quality Manager. He had previously worked with Lunar Corp. (now GE Healthcare) and Trek Medical. He holds a B.S. in Industrial Engineering and a M.S. in Manufacturing Systems Engineering, both from the University of Wisconsin-Madison, is a senior member of the American Society of Quality and has over 20 years' experience in the medical device industry.
Ms. Huang was appointed Chief Financial Officer on May 1, 2026. She has been with the Company since 2008 and has previously served as Assistant Controller, Controller, and Vice President of Finance. With more than 15 years of experience at the Company, she has played a key role in financial reporting, compliance, and corporate finance activities. Ms. Huang holds a M.S. in Accounting and an MBA from Drexel University. She is a Certified Public Accountant (CPA) and a Certified Management Accountant (CMA).
Ms. Napolitano has served on our board of directors since 2003. She is a Class II director. Ms. Napolitano has served as a Tax Manager at Global Tax Management, Inc., a provider of compliance support services for both federal and state taxes, since 1998. Ms. Napolitano is a Certified Public Accountant in Pennsylvania. Ms. Napolitano qualifies for our board of directors and audit committee based on her extensive experience in public accounting and through her understanding of internal controls, accounting principles, business operations and regulatory compliance. We believe that Ms.Napolitano financial, operational and regulatory experience qualifies her to serve as a member of our board of directors and our audit committee.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16 (a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission (the "SEC"). The directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16 (a) filing requirements applicable to them for the year ended June 30, 2026.
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
Insider Trading Policies and Procedures
The Company has not adopted formal insider trading policies or procedures governing transactions in its securities by directors, officers, or employees. The Company has not adopted such policies due to its size, limited number of security holders, and the absence of an active trading market for its common stock.
Audit Committee Members and Financial Expert
The members of the audit committee of our board of directors are Ms. Napolitano, Mr. Trusk, and Mr. Jacovini. Our board of directors has determined that each audit committee member has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each member of our audit committee is “independent,” as defined by OTCQB market Listing Rules.

ITEM 11.	EXECUTIVE COMPENSATION
Overview of Executive Employment Agreements and Equity-Based Awards
The Company does not maintain formal written employment agreements with any of its Named Executive Officers. Each Named Executive Officer serves at the discretion of the board of directors. Compensation for the Named Executive Officers consists primarily of base salary and, in the case of certain officers, discretionary cash bonuses determined by the board of directors. The Company also provides certain perquisites to its Named Executive Officers, including those described in the footnotes to the Summary Compensation Table below.

Compensation of Named Executive Officers
Summary Compensation Table
The following table sets forth certain summary information concerning compensation that we paid or accrued to or on behalf of each of our executive officers (the “Named Executive Officers”) during each of the fiscal years ended June 30, 2026, and 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Richard J. DePiano, Jr. Chief Executive Officer, President and General Counsel	2026	$183,000	$—	$—	$—	$—	$—	$22,000	$205,000
	2025	$182,000	$—	$—	$—	$—	$—	$23,000	$205,000

Mark Wallace Chief Operating Officer and Principal Financial & Accounting Officer	2026	$156,000	$60,000	$—	$—	$—	$—	$13,000	$229,000
	2025	$149,000	$—	$—	$—	$—	$—	$13,000	$162,000

Weiying Huang Chief Financial Officer	2026	$132,000	$—	$—	$—	$—	$—	$7,000	$139,000
Weiying Huang Chief Financial Officer	2025	$126,000	$—	$—	$—	$—	$—	$7,000	$133,000

(1)Includes payment of, (a) an auto and gym allowance and (b) insurance premiums paid for life insurance.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by an Named Executive Officer as of June 30, 2026.

Director Compensation

No compensation was paid to non-employee directors for their service on the board of directors during the fiscal year ended June 30, 2026. The Company does not maintain any non-equity incentive plans, pension plans, or deferred compensation plans for its directors.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separately designated compensation committee. The full board of directors performs the functions of a compensation committee. During the fiscal year ended June 30, 2026, Richard J. DePiano, Jr., who served as the Company’s Chairman, Chief Executive Officer, President and General Counsel, participated in deliberations of the board of directors concerning executive officer compensation. No other executive officer of the Company served as a member of the board of directors or compensation committee (or equivalent) of any other entity that has one or more executive officers serving on the Company’s board of directors.

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

Security Ownership of Certain Beneficial Owners and Management
The following table indicates, as of October 9, 2026 information about the beneficial ownership of our common stock by (1) each director as of September 28, 2026, (2) each Named Executive Officer, (3) all directors and executive officers as of

October 9, 2026 as a group and (4) each person who, to our knowledge, beneficially owns more than 5% of our common stock. Unless otherwise indicated, the business address of each person listed in the table below is c/o Escalon Medical Corp., 994 Eagle School road, Suite 1015, Wayne, PA 19087. All such shares were owned directly with sole voting and investment power unless otherwise indicated.
Beneficial Ownership Table

Name (1)	Amount of Beneficial Ownership of Outstanding Shares (1)		Percent of Class	Amount of Beneficial Ownership of Shares Underlying Options	Series A Convertible Preferred Stock	Amount of Aggregate Beneficial Ownership		Aggregate Percent of Class
Richard J. DePiano, Jr.	4,440,833	(2)	59.9%	—	4,300,000	8,740,833	(2)	74.6%
Mark G. Wallace	—		—%	—	—	—		*
Weiying Huang	—		—%	—	—	—		*
Lisa A. Napolitano	—		—%	—	—	—		*
C. Todd Trusk	250		—%	—	—	250		*
John P. Dogum	—		—%	—	—	—		*
David J. Jacovini	—		—%	—	—	—		*
All Directors and Executive Officers as a group (7 persons)	4,441,083		59.9%	—	4,300,000	8,741,083		74.6%

(*)	Less than one percent
(1)Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part with the person’s spouse, or individually by his or her spouse. No shares held by board members or named executive officers are pledged as collateral.

(2) Includes the shares of Mr. DePiano Sr. as Mr. DePiano, Jr. qualified as executor and has the sole voting and investment power over such shares in his capacity as executor of Mr. DePiano.Sr.'s estate.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2026, the Company did not have any equity compensation plans in effect under which securities were authorized for issuance. Accordingly, there were no securities to be issued upon exercise of outstanding options, warrants or rights, no weighted-average exercise price applicable to such securities, and no securities remaining available for future issuance under equity compensation plans.

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

Each share of Preferred Stock entitles the holder thereof to 13 votes per share and will vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the Company’s stockholders.  As a result of this voting power, the holders as of June 30, 2026 beneficially own approximately 77.81% of the voting power on all actions to be taken by the Company’s stockholders.

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

Each outstanding share of the Preferred Stock accrues dividends calculated cumulatively at the annual rate of $.0258 per share (such amount subject to equitable adjustment in the event of any stock dividend, stock split, combination, reclassification other similar event), payable upon the earlier of (i) a liquidation, dissolution or winding up of the Company or (ii) conversion of the Preferred Stock into Common Stock. Upon either of such events, all such accrued and unpaid dividends, whether or not earned or declared, to and until the date of such event, will become immediately due and payable and will be paid in full. The dividends payable to the holders of the Preferred Stock is payable in cash or, at the election of any such holder, in a number of additional shares of Common Stock equal to the amount of the dividend expressed in dollars divided by the then applicable Conversion Ratio, described above. As of June 30, 2026 and 2025 the cumulative dividends payable is $432,131 ($0.2161 per share) and $380,531 ($0.1903 per share), respectively.

Mr. DePiano Sr. passed away on October 3, 2019 and appointed Richard J. DePiano, Jr., the Chairman of the board and the Chief Executive Officer of the Company, as executor. Mr. DePiano, Jr. has control over the listed shares in his capacity as executor of Mr. DePiano Sr.'s estate.

During November 2025, the Company entered into a loan agreement with TUW. Under the terms of the agreement, TUW provided financing to the Company in the amount of $100,000 to support working capital needs secured by collateral. The loan has an annualized interest rate of 14% during the three-month term. The $100,000 short-term loan and accrued interest of 4,037 was paid in full on February 19, 2026.

Director Independence

Our board of directors has determined that, Lisa Napolitano, C. Todd Trusk, John P. Dogum and David J. Jacovini are “independent,” as such term is defined in the applicable rules of the SEC and and the applicable OTCQB market Listing Rules.

In making its independence determinations, the board of directors considered all relevant transactions, relationships and arrangements between each independent director and the Company. Other than as disclosed in “Related Person Transactions” above, the board of directors determined that none of the independent directors had any material relationships with the Company that would impair their independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum LLP (“Marcum”). On April 2, 2025, Marcum resigned as the Company’s independent registered public accounting firm, and the Company, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm. The change in the Company’s independent registered public accounting firm from Marcum to CBIZ CPAs was disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025.

The following table summarizes the aggregate fees billed to Escalon Medical Corp. by Marcum and CBIZ for the fiscal years ended June 30, 2026 and 2025.

	For the years ended June 30,
	2026	2025
Audit Fees	$150,220	$125,475	*
Tax Fees	35,000	36,800
Total Fees	$185,220	$162,275
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
Our audit committee is responsible for pre-approving all audit services and permitted non-audit services to be performed by our principal accountant, except in those instances which do not require such pre-approval pursuant to the applicable regulations of the SEC. The audit committee has established policies and procedures for its pre-approval of audit services and permitted non-audit services and, from time to time, the audit committee reviews and revises its policies and procedures for pre-approval. All of the services described in the table above were pre-approved by the audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Documents Filed as Part of This Annual Report on Form 10-K:
a.Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (CBIZ CPAs P.C., PCAOB ID 199;)
Consolidated Balance Sheets as of June 30, 2026 and 2025
Consolidated Statements of Operations for the years ended June 30, 2026 and 2025
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025
Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025
Notes to Consolidated Financial Statements
2.Financial Statement Schedules
All other schedules have been omitted because the required information is not applicable or the information is included in the Company’s Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.
3.EXHIBITS
The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K, where so indicated by footnote, exhibits that were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, followed by the footnote reference to the previous filing.

3.1	(a)	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 5, 2007).
3.2		Agreement and Plan of Merger dated as of September 28, 2001 between Escalon Pennsylvania, Inc. and Escalon Medical Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2001).
3.3		Statement with respect to shares dated February 15, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018).
3.4		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 21, 2001).
4.1		Description of Securities*
10.1		Company’s Amended and Restated 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).†
10.2		Manufacturing Supply and Distribution Agreement between Sonomed, Inc. and Ophthalmic Technologies, Inc. dated as of March 11, 2004 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.3		2013 Equity Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement on Schedule 14A filed with the SEC on November 14, 2013).†
10.4		Business Loan Agreement with TD Bank, N.A. dated June 29, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2018).
10.5		Promissory Note dated June 29, 2018 between the Company and TD Bank N.A. (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2018).
10.6		Agreement of Deposit Account dated June 29, 2018 between the Company and TD Bank N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2018).
10.7		Asset Purchase Agreement by and between Escalon Medical Corp. and Optos Public Limited Company, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).
21		List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2002).
23.1		Consent of Independent Registered Public Accounting Firm (CBIZ CPAs P.C.)*.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (**).
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (**).
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (*).
101.1		The following materials are formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and 2025, (ii) Consolidated Statements of Operations for the years ended June 30, 2026 and 2025, (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.*
104		The cover page of this Annual Report on Form 10-K, formatted as Inline XBRL and contained in Exhibit 101.1.

* Filed herewith
** Furnished herewith
† Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Escalon Medical Corp.
(Registrant)

	By:	/s/ Richard J. DePiano, Jr.
Richard J. DePiano, Jr. Chief Executive Officer
Dated: October 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. DePiano, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	October 13, 2026
Richard J. DePiano, Jr.

By:	/s/ Mark Wallace	Chief Operating Officer and Principal Financial & Accounting Officer	October 13, 2026
Mark Wallace

By:	/s/ John P. Dogum	Director	October 13, 2026
John P. Dogum

By:	/s/ Lisa Napolitano	Director	October 13, 2026
Lisa Napolitano

By:	/s/ C. Todd Trusk	Director	October 13, 2026
C. Todd Trusk

By:	/s/ David J Jacovini	Director	October 13, 2026
David J Jacovini